Form 10-Q
period 1996-06-30
SONIC SOLUTIONS/CA/
filed 1996-08-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996 or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________

Commission File Number:  72870

                                SONIC SOLUTIONS
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                                  93-0925818
     (State or other jurisdiction of                     (I.R.S.Employer
      incorporation or organization)                    Identification No.)

  101 ROWLAND WAY, SUITE 110  NOVATO, CA                        94945
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (415) 893-8000
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                                             PAR VALUE
                                                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X      No
                               ---        ---

The number of outstanding shares of the registrant's Common Stock on July 30, 1996, was 7,513,849.


================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                               TABLE OF CONTENTS

                                                                    PAGE
PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Financial Statements........................ 3

                Condensed Balance Sheets as of March 31, 1996
                and June 30, 1996..................................... 3

                Condensed Statements of Operations for the
                quarter ended June 30, 1995 and 1996.................. 4

                Condensed Statements of Cash Flows for the
                quarter ended June 30, 1995 and 1996.................. 5

                Notes to Condensed Financial Statements............... 6

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations......... 8


PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K......................15

                Signatures............................................16

Exhibit 11.1    Statement Re: Computation of Per Share Amounts........17

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                BALANCE SHEETS
                     (in thousands, except share amounts)

                                                              1996
                                                     ----------------------
                 ASSETS                               March 31     June 30
                 ------                               --------     -------
                                                                 (unaudited)
Current Assets:
     Cash and cash equivalents.....................    $ 1,086        1,733
     Short-term investments........................      2,106          800
     Accounts receivable, net of allowance for
       returns and doubtful accounts of $1,690
       and $1,690 at March 31, 1996 and June 30,
       1996, respectively..........................      4,101        3,240
     Inventory.....................................      1,881        2,297
     Prepaid expenses and other current assets.....        476          672
     Refundable income taxes.......................      1,600        1,600
     Deferred income taxes.........................      1,018        1,018
                                                       -------       ------

          Total current assets.....................     12,268       11,360
Fixed assets, net..................................      2,684        2,998
Purchased and internally developed software
     costs, net....................................      1,273        1,409
Other assets.......................................        607          585
                                                       -------       ------

          Total assets.............................    $16,832       16,352
                                                       =======       ======


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
     Accounts payable and accrued liabilities......    $ 2,753        3,881
     Deferred revenue and deposits.................        442        1,135
                                                       -------       ------

          Total current liabilities................      3,195        5,016
                                                       -------       ------
Deferred income taxes..............................        725          725
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares
     authorized; 7,493,628 and 7,513,481 shares
     issued and outstanding at March 31, 1996
     and June 30, 1996, respectively...............     13,133       13,179
Retained earnings (accumulated deficit)............       (219)      (2,568)
Unrealized gain  (loss) on investments.............         (2)          --
                                                       -------       ------

     Total shareholders' equity....................     12,912       10,611
                                                       -------       ------
Commitments and contingencies
     Total liabilities and shareholders' equity....    $16,832       16,352
                                                       =======       ======

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                           STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts -- unaudited)

                                               Quarter Ended June 30,
                                               -----------------------
                                                 1995           1996
                                               ---------     ---------
Net revenue..................................    4,554         2,458
Cost of revenue..............................    1,953         1,666
                                                ------        ------

     Gross profit............................    2,601           792
                                                ------        ------
Operating expenses:
     Marketing and sales.....................    1,419         1,576
     Research and development................      659         1,057
     General and administrative..............      515           533
                                                ------        ------

     Total operating expenses................    2,593         3,166
                                                ------        ------

     Operating income (loss).................        8        (2,374)

Other income.................................       38            25
                                                ------        ------
     Income (loss) before income taxes.......       46        (2,349)

Income taxes.................................       15             0
                                                ------        ------

     Net income (loss).......................   $   31        (2,349)
                                                ======        ======
Net income (loss) per share..................   $ 0.00         (0.31)
                                                ======        ======

     Shares used in computing net income
        (loss) per share.....................    7,718         7,503
                                                ======        ======

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                           STATEMENTS OF CASH FLOWS
                         (in thousands, -- unaudited)

                                                     Quarter Ended June 30,
                                                     ----------------------
                                                        1995       1996
                                                       ------     ------
Cash flows from operating activities:
 Net income (loss)...................................   $    31   (2,349)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization.....................       209      210
   Provision for returns and doubtful accounts.......       151        0
   Changes in operating assets and liabilities:
     Accounts receivable.............................    (1,458)     861
     Inventory.......................................      (175)    (416)
     Prepaid expenses and other current assets.......      (293)    (196)
     Other assets....................................       (14)      22
     Accounts payable and accrued liabilities........    (1,296)   1,128
     Deferred revenue and deposits...................       (26)     693
     Income taxes payable............................       (22)       0
     Deferred income taxes...........................         0        0
                                                        -------   ------
        Net cash used by operating activities........    (2,893)     (47)
                                                        -------   ------
Cash flows from investing activities:
  Purchase of fixed assets...........................      (400)    (452)
  Additions to purchased and internally developed
    software.........................................      (169)    (208)
  Proceeds from sale of short-term investments.......     3,355    1,308
                                                        -------   ------
    Net cash provided by investing activities........     2,786      648
                                                        -------   ------

Cash flows from financing activities:
  Proceeds from issuances of common stock, net of
     issuance costs..................................        54       46
  Borrowings on line of credit.......................     2,300        0
  Repayments of line of credit.......................    (2,300)       0
                                                        -------   ------

  Net cash provided by financing activities..........        54       46
                                                        -------   ------
Net (decrease) increase in cash and cash equivalents.       (53)     647

Cash and cash equivalents, beginning of quarter......       681    1,086
                                                        -------   ------

Cash and cash equivalents, end of quarter............       628    1,733
                                                        -------   ------

Supplemental disclosure of cash flow information:
  Interest paid during period........................        13        0
                                                        =======   ======
  Income taxes paid during period....................       345        0

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


(1)  Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 1996, filed with the Securities and Exchange Commission.

(2)  Short-term investments.

     Short-term investments consist almost exclusively of tax free municipal bonds. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

(3)  Net Income (loss) Per Share.

     Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). The computation assumes that no stock options were exercised where losses exist, as the effect would be anti dilutive.

(4)  Inventory.

     The components of inventory consist of (in thousands):

                                         March 31,   June 30,
                                         ---------   --------
                                           1996       1996
                                           ----       ----
Raw materials...........................  $1,180      1,268
Work-in-process.........................     580        902
Original equipment manufacturers goods..     121        127
                                          ------      -----
                                          $1,881      2,297
                                          ======      =====


(5)  Deferred revenue and deposits.

     Deferred revenue and deposits consist of (in thousands):


                                        March 31,    June 30,
                                          1996         1996
                                        ---------    --------
     Deferred maintenance revenue..        $ 401         307
     Deposits and billings against
           sales contracts..............      41         828
                                           -----       -----
     Deferred revenue and deposits         $ 442       1,135
                                           =====       =====


  Maintenance revenue is recognized ratably over the term of the contract. Customer deposits and billings against sales contracts are primarily related to sales of DVD Creator systems and will be recognized upon shipment of complete systems.

(6)  Income Taxes.

  The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(7)  Industry and Geographic Information.

  The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):

                                                     1995   1996
                                                    ------  -----
North America (substantially all United States)     $2,398  1,242
Export:
     Europe.......................................   1,002    528
     Pacific Rim..................................   1,103    452
     Other international..........................      51    236
                                                    ------  -----
     Total net revenue............................  $4,554  2,458
                                                    ======  =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW, FORWARD LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

     To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, among others, the timely introduction and acceptance of new products, costs associated with new product introductions, the transition of products to new hardware configurations and platforms, and other factors, including those discussed in the Company's annual and quarterly reports on file with the Securities and Exchange Commission. This report should be read in conjunction with the Company's most recent annual report on Form 10-K on file with the Securities and Exchange Commission, which contains a more detailed discussion of the Company's business including risks and uncertainties that may affect future results.

     The Company commenced shipments of the Sonic System, a professional digital audio workstation ("DAW") in the first calendar quarter of 1989. Sales of the Sonic System product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of MediaNet and DVD Creator have accounted for substantially all of the Company's net revenue during the six fiscal years ended March 31, 1996 and the first quarter ended June 30, 1996. The Company's future success will depend in part on sales of the Sonic System to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. The Company's future success will also depend in large part on sales of the DVD Creator system (see below). Any factor adversely affecting demand for or delivery of the DVD Creator system would have a material adverse effect on the Company's results of operations.

     The Sonic System is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware, as well as, in some cases, peripheral devices such as disk drives and CD printers which are purchased as complete or largely complete devices from other manufacturers. The Sonic System is integrated with a Macintosh computer which is not typically provided by the Company. The Company's gross margin on the software and Sonic manufactured hardware is generally over 60%, and the gross margin on hardware peripheral devices is generally less than 30%. As a result, overall gross margin from period to period will vary depending on the volume of peripheral devices relative to Sonic developed software and Sonic manufactured hardware included in net revenue. During fiscal year 1996, the Company's gross margins were negatively impacted as a result of the various extra costs associated with the problems experienced in executing a transition to a Sonic System product line including the new USP ("Ultra-Sonic Processor") audio digital signal processing ("DSP") card. During the three months ended June 30, 1996, the Company's gross margins were negatively impacted as a result of lower than anticipated revenue and costs associated with the DVD Creator systems shipped for which revenue was not fully recognized (see discussion below).

     In November, 1994, the Company introduced major changes to its Sonic System product line including the introduction of its new USP card for higher end Sonic System configurations as well as a repositioning of Sonic Systems based on the older SSP-3 DSP card. The USP is the fourth generation card in the evolution of the Company's DSP cards. The company incorporates the USP card in Sonic System configurations priced at the mid-range and upper-end of the Sonic system product line. The USP, like the SSP-3 card, is a high performance signal processing card that allows the input, output, storage, retrieval, and processing of digital audio. Compared to the SSP-3 card, the USP offers higher processing speeds and the ability to handle more channels of digital audio input and output per card, as well as the ability to play back from hard disk a larger number of tracks of digital audio. The Company experienced a number of difficulties in connection with this product transition which adversely affected the operations of the Company in the third and fourth quarters of fiscal year ended March 31, 1995 and the fiscal year ended March 31, 1996.

     In February, 1994, the Company began shipments of MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than the Sonic System. In the fiscal year ended March 31, 1996, and the first quarter ended June 30, 1996, MediaNet revenues constituted approximately 16% and 15% of Company revenues. Of total MediaNet sales during fiscal 1996, and the first quarter ended June 30, 1996, approximately 67% and 84% were for use with applications other than the Sonic System.

     MediaNet allows users to share digital audio and other "multimedia" data types efficiently among multiple workers in a facility. MediaNet consists of specialized network adapter plug in cards installed in the NuBus or PCI bus of an Apple Macintosh computer. MediaNet combines FDDI or CDDI (fiber-based or copper-based 100 megabit token ring networking) technology with a special file system running on SCSI disks attached directly to the network cards. This file system, called the Media Optimized File System, addresses the needs of multimedia applications. In addition to its use in digital audio applications, MediaNet has uses in other areas whenever work groups wish to collaborate on applications which require high, sustained rates of data transfer, a high degree of compatibility with conventional computing systems and some degree of guaranteed bandwidth.

     In the last quarter of the 1996 fiscal year the Company became aware of competitive announcements which may significantly reduce demand for MediaNet in
the prepress industry in the immediate future.   Based on these announcements,
the Company began preparing for an earlier than expected transition of the MediaNet product line to higher performance technology, and, as a result, included various charges related to this transition in the 1996 fiscal year results of operations.

     It is the Company's intention to introduce in calendar 1996 or 1997 a second generation MediaNet product line, incorporating newer networking technologies and supporting increased performance levels. There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company including slow sales or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on revenues in future periods.

     In the fall of 1995, Apple Computer discontinued sale of Macintosh computers with NuBus interfaces, transitioning to a product line based exclusively on the PCI bus. While compatible equipment suppliers ("clone" makers) have continued to supply NuBus computers until recently, they also have signaled their intention to transition to product lines based exclusively on the PCI bus. Shortly before the end of the 1996 fiscal year, the Company began shipping MediaNet cards compatible with the PCI bus. In the month of June,
1996, the Company began shipping USP cards compatible with the PCI bus.   While
the Company believes that the new MediaNet and USP cards will perform adequately in the hands of customers, there can be no assurance that bugs or defects will not be discovered once such cards are installed and in use. It is the Company's current intention to complete development on and introduce to the market before the end of 1996 an SSP-3 DSP card compatible with the PCI bus. There can be no assurance that this development will be completed, or will be completed in a timely fashion. Further, while the Company believes that the new SSP-3 card will perform adequately in the hands of customers, there can be no assurance that bugs or defects will not be discovered once such cards are installed and in use.

     In April, 1996 at the National Association of Broadcasters convention
(NAB), the Company introduced a new product line, the DVD Creator system. DVD Creator is a networked production system for preparing titles for release on DVD discs. DVD is a new, higher density optical disc format for the delivery of video, audio and information. Please see the discussion contained in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission for more information on the DVD format, particularly the discussion under the heading "Sonic Cinema & DVD Creator."

     During the month of June, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering. The Company expects to deliver additional phases of DVD Creator hardware and software during the rest of the 1997 Fiscal Year. The DVD Creator system is comprised of three separable subsystems all of which are used in preparing DVD titles: (1) an MPEG-2 variable bit rate video compression subsystem (based on an IBM chip set incorporated into a circuit card of the Company's design), (2) an audio preparation and encoding subsystem (utilizing the Company's USP audio cards programmed to perform Dolby AC-3 and MPEG-2 audio compression), and (3) an authoring and formatting subsystem (incorporating Scenarist-DVD, a sophisticated DVD authoring system developed by Daikin Industries). The DVD Creator subsystems are networked together via the Company's high-speed MediaNet networking system. The entire DVD Creator System is complex, and incorporates leading edge technologies. While it is the Company's current intention to complete development of the DVD Creator system, there can be no assurance that development of the DVD Creator system will be completed, or completed in a timely fashion. There are a number of companies engaged in the development and marketing of products which can perform some or all of the steps involved in preparing titles for release in the DVD -Video format. Many of these companies have long standing involvements with technologies involved in DVD-Video premastering, and many of them have technical and/or financial resources which are greater than Sonic's. Accordingly, there can be no assurance that the Company's DVD Creator system, if developed, will be preferred by customers over competitive offerings.

     The DVD-Video format is widely expected to be introduced to consumers this fall in North America. Many industry observers expect the format to be highly attractive to consumers since it combines superior-quality digital video, six-channel surround sound, multiple language tracks, sub-titles, and interactive story branching, among other features and permits "feature length" movies and videos to be delivered on a convenient "Compact Disc" sized disc. However, as of the date of this report, the final specification of the DVD-Video format has not been published by the industry consortium which is developing and promoting the format. There have been a number of delays in reaching agreement on the final specification including disagreements within the consortium and among various companies, industry associations and political organizations concerning issues involving copyright protection schemes and sharing of royalty revenues from patented technologies involved in the DVD format. While the Company expects finalization of the format will occur and introduction of the DVD-Video format to consumers will take place before the end of 1996, there can be no assurance that this will in fact happen, nor that the DVD format, once introduced, will be attractive to consumers. Delays in the introduction of the DVD format, or lack of consumer acceptance of the format, once it is introduced, would have a significant negative effect on demand for the Company's DVD Creator systems. Given the Company's significant levels of expenditure on DVD Creator development and marketing, under such conditions the Company's future results of operations would be significantly adversely affected.

     The Company's quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by the Company and its competitors and on the volume and timing of orders, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships products within one week after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. A disproportionate percentage of the Company's quarterly net revenue is typically generated in the last few weeks of the quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of a quarter do not meet with the Company's forecast, operating results may be materially adversely affected.

     The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Such costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. See Note 5 to Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

              The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 1995 and 1996:

                                                Quarter Ended June 30
                                                ---------------------
                                                  1995         1996
                                                 ------       ------
             Net revenue.......................   100.0%       100.0%
             Cost of revenue...................    42.9         67.8
                                                  -----       ------
             Gross profit......................    57.1         32.2
             Operating expenses:
                  Marketing and sales..........    31.1         64.1
                  Research and development.....    14.5         43.0
                  General and administrative...    11.3         21.7
                                                  -----       ------
             Total operating expenses..........    56.9        128.8
                                                  -----       ------
             Operating income (loss)...........      .2        (96.6)
             Other income......................      .8          1.0
             Income taxes......................      .3          0.0
                                                  -----       ------
             Net income (loss).................     0.7%       (95.6)%
                                                  =====       ======

COMPARISON OF FIRST QUARTERS ENDED JUNE 30

     NET REVENUE. Net revenue decreased from $4,554,000 for the first quarter ended June 30, 1995 to $2,458,000 for the first quarter ended June 30, 1996, representing an decrease of 46.0%. The decrease in net revenue is primarily the result of lower than anticipated sales in the professional audio markets.
During the quarter ended June 30, 1996, the Company concluded approximately $2,865,000 in contracts with customers for deliveries of DVD Creator systems. Revenue recognized against these contracts during the quarter ended June 30, 1996, was $497,000, resulting in a backlog of $2,368,000. At June 30, 1996, billings in excess of recognized revenue totaled $828,000, which was recorded on the Balance Sheet under "Deferred revenue and deposits." See Note 5 of Notes to Condensed Financial Statements.

     International sales accounted for 47% and 50% of net revenue for the first quarter ended June 30, 1995 and 1996, respectively. See Note 7 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue varies from quarter to quarter due to the timing of international orders. The Company expects that international sales will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased from 42.9% for the first quarter ended June 30, 1995 to 67.8% for the first quarter ended June 30, 1996. The increase in the first quarter ended June 30, 1996 is primarily due to changes in the mix of sales of Sonic software and hardware peripheral devices and fixed and semi-variable costs included in cost of revenue which do not decrease proportionally with lower than anticipated net revenue. Margins were also negatively impacted by those portions of DVD Creator systems sales which were recognized as revenue, since they included certain peripherals and "pass through" components which carry disproportionately lower margins.

     MARKETING AND SALES. Marketing and sales expenses increased from $1,419,000 for the first quarter ended June 30, 1995 to $1,576,000 for the first quarter ended June 30, 1996. Marketing and sales represented 31.1% and 64.1% of net revenue for the first quarter ended June 30, 1995 and 1996, respectively. Marketing and sales expenses increased due to increased participation at major trade shows, expanded advertising and increased sales and marketing activities. The Company's marketing and sales headcount decreased from thirty-four at June 30, 1995 to thirty at June 30, 1996. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue decreased from 5.3% for the first quarter ended June 30, 1995 to 4.9% for the first quarter ended June 30, 1996. The decrease in commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from direct sales (which generally involves a commission payable to a dealer) to dealer sales (where no commission is ordinarily payable to a dealer).

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $659,000 for the first quarter ended June 30, 1995 to $1,057,000 for the first quarter ended June 30, 1996. Research and development represented 14.5% and 43.0% of net revenue for the first quarter ended June 30, 1995 and 1996, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses increased in dollar amount primarily due to increase in headcount and increase of consulting and prototype expenses. Headcount for research and development increased from nineteen at June 30, 1995 to thirty-two at June 30, 1996. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware development projects. The Company anticipates increased prototype and consulting expenses related to new products, as well as increased salary expenses from hiring additional software and hardware engineers in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased from $515,000 for the first quarter ended June 30, 1995 to $533,000 for the first quarter ended June 30, 1996 General and administrative expenses represented 11.3% and 21.7% of net revenue for the first quarter ended June 30, 1995 and 1996, respectively. The increase in dollar amount is primarily due to additional general expenses associated with the increase in the number of employees, the rise in insurance costs, costs associated with the Company's status as a public company. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

     OTHER INCOME (EXPENSE). The income for the first quarter ended June 30, 1995 and 1996 is primarily due to interest income received on investments which were purchased with cash not immediately needed for operations.

     PROVISION FOR INCOME TAXES. The Company has presented a provision for income taxes, computed at the combined federal and state effective corporate rate in accordance with Statement of Financial Accounting Standards No. 109.
The effective tax rate for the first quarter ended June 30, 1995 and June 30, 1996 was 33% and 0%, respectively. During fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, therefore no benefit was recorded during the quarter ended June 30, 1996.

     The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual quarterly results.

     LIQUIDITY AND CAPITAL RESOURCES. The Company funded its operations through fiscal 1994 primarily from cash flows from operations. In fiscal 1994 the Company completed a private sale of equity securities and an initial public offering of Common Stock which generated net proceeds of approximately $10 million after all expenses and a one time special distribution to the former subchapter S corporation shareholders. As of June 30, 1996, the Company had cash, cash equivalents and short term investments of $2,533,000 and working capital of $6,344,000.

     The Company has maintained a line of credit with Bank of America NT&SA since 1989 which now provides for up to $2,000,000 in available borrowings. Borrowings under the line are collateralized by the Company's cash and short term investments, inventory, accounts receivable and fixed assets. On June 30, 1996 no borrowings were outstanding.

     The Company's operating activities have used cash of $2,893,000 and $47,000 in the first quarter ended June 30, 1995 and 1996, respectively. In the quarter ended June 30, 1996, cash was used primarily to fund the net loss. The management of the Company believes that existing cash, cash equivalents and short term investments, and cash generated from operations will be sufficient to meet the Company's cash and investment requirements at least through the fourth quarter of fiscal 1997.

     This Management's discussion and analysis should be read in conjunction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1996.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            11.1  Statement Re: Computation of Per Share Amounts
            27    Financial Data Schedule

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of August, 1996.


    SONIC SOLUTIONS

          Signature                          Date
          ---------                          ----

/s/ Robert J. Doris                       August 13, 1996
- - ------------------------------------
   Robert J. Doris
   President and Director (Principal
   Executive Officer)

 /s/ A. Clay Leighton                     August 13, 1996
- - --------------------------------------
   A. Clay Leighton
   Vice President of Finance and Chief
   Financial Officer (Principal
   Financial Accounting Officer)