Form 10-Q
period 1996-09-30
SONIC SOLUTIONS/CA/
filed 1996-11-13
CIK 916235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996 or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ___________________________

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


The number of outstanding shares of the registrant's Common Stock on October 31, 1996, was 7,535,787.

================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



                               TABLE OF CONTENTS

                                                                           PAGE
PART I.           FINANCIAL INFORMATION

ITEM 1.           Condensed Financial Statements........................    3

                  Condensed Balance Sheets as of March 31, 1996
                  and September 30, 1996................................    3

                  Condensed Statements of Operations for the
                  three and six months ended September 30, 1995 and 1996    4

                  Condensed Statements of Cash Flows for the
                  six months ended September 30, 1995 and 1996..........    5

                  Notes to Condensed Financial Statements...............    6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........    8


PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders...   15

ITEM 6.           Exhibits and Reports on Form 8-K......................   15

Signatures        ......................................................   16

Exhibit 11.1      Statement Re: Computation of Per Share Amounts........   17

                          PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                 BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          1996
                                                               ---------------------------
                                                               March 31,     September 30,
                                                               ----------    -------------
                                                                              (unaudited)
                         ASSETS
                         ------
Current Assets:
    Cash and cash equivalents................................    $ 1,086         2,467
    Short-term investments...................................      2,106            --
    Accounts receivable, net of allowance for returns and
     doubtful accounts of $1,690 and $931 at March 31, 1996
     and September 30, 1996, respectively....................      4,101         3,252
    Inventory................................................      1,881         1,790
    Prepaid expenses and other current assets................        476           681
    Refundable income taxes..................................      1,600           385
    Deferred income taxes....................................      1,018         1,018
                                                                 -------        ------

          Total current assets...............................     12,268         9,593
Fixed assets, net............................................      2,684         2,978
Purchased and internally developed software costs, net.......      1,273         1,556
Other assets.................................................        607           519
                                                                 -------        ------

          Total assets.......................................    $16,832        14,646
                                                                 =======        ======

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities.................    $ 2,753         3,275
    Deferred revenue and deposits............................        442           682
                                                                 -------        ------

          Total current liabilities..........................      3,195         3,957
                                                                 -------        ------
Deferred income taxes........................................        725           725
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares authorized;
 7,493,628 and 7,535,419 shares issued and outstanding at
 March 31, 1996  and September 30, 1996, respectively........     13,133        13,206
Accumulated deficit..........................................       (219)       (3,242)
Unrealized loss on investments...............................         (2)           --
                                                                 -------        ------

          Total shareholders' equity.........................     12,912         9,964
                                                                 -------        ------

Commitments and contingencies
          Total liabilities and shareholders' equity.........    $16,832        14,646
                                                                 =======        ======

            See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS

                            STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts -- unaudited)


                                                                Three Months Ended     Six Months Ended
                                                               --------------------   ------------------
                                                                  September 30,         September 30,
                                                                  -------------         -------------
                                                                 1995        1996       1995      1996
                                                                 ----        ----       ----      ----
Net revenue................................................     $ 3,444      4,645      7,998     7,103
Cost of revenue............................................       1,957      1,869      3,910     3,535
                                                                -------      -----     ------    ------

    Gross profit...........................................       1,487      2,776      4,088     3,568
                                                                -------      -----     ------    ------

Operating expenses:
    Marketing and sales....................................       1,402      1,300      2,821     2,876
    Research and development...............................         651      1,651      1,310     2,708
    General and administrative.............................         566        503      1,081     1,036
                                                                -------      -----     ------    ------

    Total operating expenses...............................       2,619      3,454      5,212     6,620
                                                                -------      -----     ------    ------

    Operating loss.........................................      (1,132)      (678)    (1,124)   (3,052)

Other income...............................................          49          4         87        29
                                                                -------      -----     ------    ------

    Loss before income taxes...............................      (1,083)      (674)    (1,037)   (3,023)

Benefit for income taxes...................................        (379)         0       (364)        0
                                                                -------      -----     ------    ------

    Net loss...............................................       ($704)      (674)      (673)   (3,023)
                                                                =======      =====     ======    ======
Net loss per share.........................................      ($0.09)     (0.09)     (0.09)    (0.40)
                                                                =======      =====     ======    ======


    Shares used in computing net loss per share............       7,445      7,524      7,423     7,514
                                                                =======      =====     ======    ======

            See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS

                            STATEMENTS OF CASH FLOWS
                          (in thousands, -- unaudited)



                                                                        Six Months Ended
                                                                        ----------------
                                                                         September 30,
                                                                         -------------
                                                                         1995       1996
                                                                         ----       ----
Cash flows from operating activities:
  Net loss.........................................................      ($673)    (3,023)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................        387        748
    Provision for returns and doubtful accounts....................        271       (759)
    Changes in operating assets and liabilities:
       Accounts receivable.........................................       (471)     1,608
       Inventory...................................................       (156)        91
       Prepaid expenses and other current assets...................       (620)     1,010
       Other assets................................................          5         88
       Accounts payable and accrued liabilities....................     (1,282)       522
       Deferred revenue and deposits...............................        (61)       240
       Income taxes payable........................................        (22)         0
                                                                       -------     ------
         Net cash (used in) provided by operating activities.......     (2,622)       525
                                                                       -------     ------
Cash flows from investing activities:
  Purchase of fixed assets.........................................       (806)      (880)
  Additions to purchased and internally developed software.........       (326)      (445)
  Proceeds from sale of short-term investments.....................      3,324      2,108
                                                                       -------     ------
    Net cash provided by investing activities......................      2,192        783
                                                                       -------     ------
Cash flows from financing activities:
  Proceeds from issuances of common stock, net of issuance costs...        118         73
  Borrowings on line of credit.....................................      2,800          0
  Repayments of line of credit.....................................     (2,800)         0
                                                                       -------     ------
    Net cash provided by financing activities......................        118         73
                                                                       -------     ------
Net (decrease) increase in cash and cash equivalents...............       (312)     1,381
Cash and cash equivalents, beginning of period.....................        681      1,086
                                                                       -------     ------
Cash and cash equivalents, end of period...........................    $   369      2,467
                                                                       =======     ======
Supplemental disclosure of cash flow information:
  Interest paid during period......................................    $    18          0
                                                                       =======     ======
  Income taxes paid during period..................................    $     0          0
                                                                       =======     ======

            See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


(1)  Basis of Presentation.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 1996, filed with the Securities and Exchange Commission.

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

(4)  Inventory.

     The components of inventory consist of (in thousands):

                                             March 31,    September 30,
                                             ---------    -------------
                                                1996          1996
                                                ----          ----
Raw materials...........................       $1,180         1,194
Work-in-process.........................          580           476
Original equipment manufacturers goods..          121           120
                                               ------         -----
                                               $1,881         1,790
                                               ======         =====


(5)  Deferred revenue and deposits.

     Deferred revenue and deposits consist of (in thousands):

                                                 March 31       September 30,
                                                 --------       -------------
                                                   1996             1996
                                                   ----             ----
Deferred maintenance revenue...................    $ 401             536
Deposits and billings against sales contracts..       41             146
                                                   -----            ----

Deferred revenue and deposits                      $ 442             682
                                                   =====            ====

     Maintenance revenue is recognized ratably over the term of the contract. Customer deposits and billings against sales contracts are primarily related to sales of DVD Creator systems.

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

(7)  Industry and Geographic Information.

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):


                                                 Three Months Ended     Six Months Ended
                                                 ------------------     ----------------
                                                   September 30,          September 30,
                                                   -------------          -------------
                                                    1995    1996           1995    1996
                                                   ------   -----         ------   -----
North America (substantially all United States)    $1,551   4,018         $3,949   5,260
Export:

     Europe....................................       519     425          1,521     953
     Pacific Rim...............................       996     104          2,099     556
     Other international.......................       378      98            429     334
                                                   ------   -----         ------   -----

     Total net revenue                             $3,444   4,645         $7,998   7,103
                                                   ======   =====         ======   =====

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

     The Company commenced shipments of the Sonic System (also called "Sonic Studio"), a professional digital audio workstation ("DAW") in the first calendar quarter of 1989. Sales of the Sonic System product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of MediaNet and DVD Creator have accounted for substantially all of the Company's net revenue during the six fiscal years ended March 31, 1996 and the six months ended September 30, 1996. The Company's future success will depend in part on sales of the Sonic System to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. The Company's future success will also depend in large part on sales of the DVD Creator system (see below). Any factor adversely affecting demand for or delivery of the DVD Creator system would have a material adverse effect on the Company's results of operations.

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

     In November, 1994, the Company introduced major changes to its Sonic System product line including the introduction of its new USP card for higher end Sonic System configurations as well as a repositioning of Sonic Systems based on the older SSP-3 DSP card. The USP is the fourth generation card in the evolution of the Company's DSP cards. The Company incorporates the USP card in Sonic System configurations priced at the mid-range and upper-end of the Sonic System product line. The USP, like the SSP-3 card, is a high performance signal processing card that allows the input, output, storage, retrieval, and processing of digital audio. Compared to the SSP-3 card, the USP offers higher processing speeds and the ability to handle more channels of digital audio input and output per card, as well as the ability to play back from hard disk a larger number of tracks of digital audio. The Company experienced a number of difficulties in connection with this product transition which adversely affected the operations of the Company in the third and fourth quarters of the fiscal year ended March 31, 1995 and the fiscal year ended March 31, 1996.

     In February, 1994, the Company began shipments of MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than the Sonic System. In the fiscal year ended March 31, 1996, and the six months ended September 30, 1996, MediaNet revenues constituted approximately 16% and 11% of Company revenues. Of total MediaNet sales during fiscal 1996, and the six months ended September 30, 1996, approximately 67% and 79% were for use with applications other than the Sonic System.

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

     It is the Company's intention to introduce in calendar year 1997 a second generation MediaNet product line, incorporating newer networking technologies and supporting increased performance levels. There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company including slow sales or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on results of operations in future periods.

     In the fall of 1995, Apple Computer discontinued sale of Macintosh computers with NuBus interfaces, transitioning to a product line based exclusively on the PCI bus. While compatible equipment suppliers ("clone" makers) have continued to supply NuBus computers until recently, they also have signaled their intention to transition to product lines based exclusively on the PCI bus. Shortly before the end of the 1996 fiscal year, the Company began shipping MediaNet cards compatible with the PCI bus. In June, 1996, the Company
began shipping USP cards compatible with the PCI bus.   While the Company
believes that the new MediaNet and USP cards will perform adequately in the hands of customers, there can be no assurance that bugs or defects will not be discovered once such cards are installed and in use. It is the Company's current intention to complete development on and introduce to the market before the end of calendar 1996 an SSP-3 DSP card compatible with the PCI bus. There can be no assurance that this development will be completed, or will be completed in a timely fashion. Further, while the Company believes that the new SSP-3 card will perform adequately in the hands of customers, there can be no assurance that bugs or defects will not be discovered once such cards are installed and in use.

     In April, 1996 at the National Association of Broadcasters convention
(NAB), the Company introduced a new product line, the DVD Creator system. DVD Creator is a networked production system for preparing titles for release on digital versatile discs ("DVD"). DVD is a new, higher density optical disc format for the delivery of video, audio and information. Please see the discussion contained in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission for more information on the DVD format, particularly the discussion under the heading "Sonic Cinema & DVD Creator."

     The DVD Creator system is comprised of three separable subsystems all of which are used in preparing DVD titles: (1) an MPEG-2 variable bit rate video compression subsystem (based on an IBM chip set incorporated into a circuit card of the Company's design), (2) an audio preparation and encoding subsystem (utilizing the Company's USP audio cards programmed to perform Dolby AC-3 and MPEG-2 audio compression), and (3) an authoring and formatting subsystem (incorporating Scenarist-DVD, a sophisticated DVD authoring system developed by Daikin Industries). The DVD Creator subsystems are networked together via the Company's high-speed MediaNet networking system. During the month of June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. The Company expects to deliver additional updates of DVD Creator software during the rest of the 1997 fiscal year and, possibly, during the 1998 fiscal year. The entire DVD Creator System is complex, and incorporates leading edge technologies. While it is the Company's current intention to continue development and enhancement of the DVD Creator system, there can be no assurance that development and enhancement of the DVD Creator system will be successfully continued. There are a number of companies engaged in the development and marketing of products which can perform some or all of the steps involved in preparing titles for release in the DVD-Video format. Many of these companies have long standing involvements with technologies involved in DVD-Video premastering, and many of them have technical and/or financial resources which are greater than Sonic's. Accordingly, there can be no assurance that the Company's DVD Creator system, as developed and enhanced, will be preferred by customers over competitive offerings. Further, since the Company and its customers have had only limited experience to date with the DVD Creator system in actual production, there can be no assurance that design flaws, limitations, "bugs", or other problems will not be discovered in the DVD Creator system which may be difficult or impossible to repair or address, or to repair or address in a timely fashion. Under such circumstances the Company would potentially incur significant costs related to addressing such problems, and the Company's sales of new systems would undoubtedly be adversely affected.

     The DVD-Video format is widely expected to be introduced to consumers before the end of this calendar year in Japan, other parts of Asia, and early in the next year in both North America and in Europe. Many industry observers expect the format to be highly attractive to consumers since it combines superior-quality digital video, six-channel surround sound, multiple language tracks, sub-titles, and interactive story branching, among other features and permits "feature length" movies and videos to be delivered on a convenient "Compact Disc" sized disc. As of the date of this report, the final specification of the DVD-Video format has only recently been published by the industry consortium which is developing and promoting the format. There have been a number of delays in reaching agreement on the final specification including disagreements within the consortium and among various companies, industry associations and political organizations concerning issues involving copyright protection schemes and sharing of royalty revenues from patented technologies involved in the DVD format. While the Company expects that since finalization of the DVD-Video format has occurred, introduction of the format will now take place rapidly in various areas of the world, however, there can be no assurance that this will in fact happen, nor that the DVD format, once introduced, will be attractive to consumers. Further delays in the introduction of the DVD format, or lack of consumer acceptance of the format once it is introduced, would have a significant negative effect on demand for the Company's DVD Creator systems. Given the Company's significant levels of expenditure on DVD Creator development and marketing, under such conditions the Company's future results of operations would be significantly adversely affected.

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

     The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No.86. Such costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 1995 and 1996:

                                              Three Months Ended      Six Months Ended
                                              ------------------      -----------------
                                                 September 30,          September 30,
                                              -----------------       -----------------
                                                1995       1996          1995      1996
                                                ----       ----          ----      ----
 Net revenue..............................      100.0%    100.0%       100.0%     100.0%
 Cost of revenue..........................       56.8      40.2         48.9       49.8
                                                -----     -----        -----      -----
 Gross profit.............................       43.2      59.8         51.1       50.2
 Operating expenses:
     Marketing and sales..................       40.7      28.0         35.3       40.5
     Research and development.............       18.9      35.6         16.4       38.1
     General and administrative...........       16.4      10.8         13.5       14.6
                                                -----     -----        -----      -----
 Total operating expenses.................       76.0      74.4         65.2       93.2
                                                -----     -----        -----      -----
 Operating loss...........................      (32.8)    (14.6)       (14.1)     (43.0)
 Other income.............................        1.4        .1          1.1         .4
 Benefit for income taxes.................      (11.0)      0.0         (4.6)       0.0
                                                -----     -----        -----      -----
 Net loss.................................     (20.4)%   (14.5)%       (8.4)%    (42.6)%
                                                =====     =====         ====      =====

COMPARISON OF SIX AND THREE MONTHS ENDED SEPTEMBER 30

     NET REVENUE. Net revenue increased from $3,444,000 for the quarter ended September 30, 1995 to $4,645,000 for the quarter ended September 30, 1996, representing an increase of 34.9%. For the six months ended September 30, 1996, net revenue decreased from $7,998,000 to $7,103,000 compared to the same period in the prior fiscal year, representing a decrease of 11.2%. The increase in net revenue for the quarter ended September 30, 1996 is primarily due to revenue recognized on sales of DVD Creator systems. During the quarter ended June 30, 1996, the Company began shipping the authoring and audio subsystems of its DVD Creator system. The Company did not recognize revenue during the June quarter related to sales to customers who had ordered complete DVD Creator systems (including authoring, audio and video subsystems), and who were shipped only the authoring and/or audio subsystems during that quarter. In September 1996, the Company began shipping the video subsystem of the DVD Creator system. Accordingly, in the September quarter, the Company recognized approximately $3,030,000 in DVD Creator revenue including revenue related to customers who had purchased and received portions of their DVD Creator system during the June 1996 quarter.

     International sales accounted for 55% and 13% of net revenue for the quarters ended September 30, 1995 and 1996, respectively. International sales accounted for 51% and 26% of net revenue for the six months ended September 30, 1995, and 1996, respectively. See Note 7 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue varies from quarter to quarter due to the timing of international orders. During the quarter ended September 30, 1996, international sales as a percentage of net revenue decreased due to the revenue recognized on DVD Creator Systems which were primarily sold to customers located in the United States. The Company expects that international sales will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Cost of revenue, as a percentage of net revenue, decreased from 56.8% for the quarter ended September 30, 1995 to 40.2% for the quarter ended September 30, 1996. Cost of revenue, as a percentage of net revenue, increased from 48.9% for the six months ended September 30,

1995 to 49.8% for the six months ended September 30, 1996. Cost of revenue for the quarter and six months ended September 30, 1995 included additional costs related to the "swap" and "customer satisfaction" programs in place to resolve the transition difficulties associated with the Company's USP product. Cost of revenue for the quarter ended September 30, 1996 improved primarily due to increased sales of DVD Creator systems.

     MARKETING AND SALES. Marketing and sales expenses decreased from $1,402,000 for the quarter ended September 30, 1995 to $1,300,000 for the quarter ended September 30, 1996 and increased from $2,821,000 for the six months ended September 30, 1995 to $2,876,000 for the six months ended September 30, 1996. Marketing and sales represented 40.7%, 28.0%, 35.3% and 40.5% of net revenue for the quarters ended September 30, 1995 and 1996 and the six months ended September 30, 1995 and 1996, respectively. Marketing and sales expenses decreased in the September 1996 quarter relative to the same quarter in the prior year primarily due to the reduction of dealer commissions. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue decreased from 6.4% for the quarter ended September 30, 1995 to 2.6% for the quarter ended September 30, 1996. The decrease in commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from direct sales (which generally involves a commission payable to a dealer) to dealer sales (where no commission is ordinarily payable to a dealer). Marketing and sales expenses remained relatively constant for the six months ended September 1996 relative to the same period in the prior year. The Company's marketing and sales headcount decreased from thirty-five at September 30, 1995 to thirty-one at September 30, 1996.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $651,000 for the quarter ended September 30, 1995 to $1,651,000 for the quarter ended September 30, 1996 and increased from $1,310,000 for the six months ended September 30, 1995 to $2,708,000 for the six months ended September 30, 1996. Research and development represented 18.9%, 35.6%, 16.4% and 38.1% of net revenue for the quarter ended September 30, 1995 and 1996, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No.86. Research and development expenses increased for the quarter and six months ended September 30, 1996 relative to the same periods in the prior year primarily due to increase in headcount and increase of consulting and prototype expenses associated with the development of the DVD Creator systems. Headcount for research and development increased from twenty-three at September 30, 1995 to thirty-three at September 30, 1996. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware development projects.
The Company anticipates increased prototype and consulting expenses related to new products, as well as increased salary expenses from hiring additional software and hardware engineers in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $566,000 for the quarter ended September 30, 1995 to $503,000 for the quarter ended September 30, 1996 and from $1,081,000 for the six months ended September 30, 1995 to $1,036,000 for the six months ended September 30, 1996. General and administrative expenses represented 16.4%, 10.8%,13.5% and 14.6% of net revenue for the quarter ended September 30, 1995 and 1996 and the six months ended September 30, 1995 and 1996, respectively. General and administrative expenses in dollar amount have remained relatively constant throughout the periods presented, however, the Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

     OTHER INCOME (EXPENSE). The income for the six months ended September 30, 1995 and 1996 is primarily due to interest income received on investments which were purchased with cash not immediately needed for operations.

     BENEFIT FOR INCOME TAXES. The Company has presented a benefit for income taxes, computed at the combined federal and state effective corporate rate in accordance with Statement of

Financial Accounting Standards No. 109. The benefit for taxes for the quarter ended September 30, 1995 was based upon an effective rate of 35%. During fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, and therefore no benefit was recorded during the quarter and six months ended September 30, 1996.

     The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual quarterly results.

     LIQUIDITY AND CAPITAL RESOURCES. The Company funded its operations through fiscal 1994 primarily from cash flows from operations. In fiscal 1994 the Company completed a private sale of equity securities and an initial public offering of Common Stock which generated net proceeds of approximately $10 million after all expenses and a one time special distribution to the former subchapter S corporation shareholders. As of September 30, 1996, the Company had cash and cash equivalents of $2,467,000 and working capital of $5,636,000.

     The Company's operating activities have used cash of $2,622,000 for the six months ended September 30, 1995 and provided cash of $525,000 for the six months ended September 30, 1996. During the six months ended September 30, 1996, cash was used to pay down payables and fund the net loss and was positively offset by the receipt of the income tax refunds received from the Internal Revenue Service. The management of the Company believes that existing cash, cash equivalents, and cash generated from operations will be sufficient to meet the Company's cash and investment requirements at least through the first quarter of fiscal 1998.

     This Management's discussion and analysis should be read in conjunction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1996.

                           PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on September 3, 1996, at the Company's headquarters, the Company shareholders voted to:

     1) Approve Michael C. Child, Robert J. Doris, Robert M. Greber, Peter J. Marguglio, James A. Moorer and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 7,513,849 shares eligible to vote at the meeting: 7,015,400 voted in favor and 16,370 withheld for the approval of Michael C. Child; 7,015,650 voted in favor and 16,120 withheld for the approval of Robert J. Doris; 7,015,650 voted in favor and 16,120 withheld for the approval of Robert M. Greber; 7,015,650 voted in favor and 16,120 withheld for the approval of Peter J. Marguglio; 7,015,650 voted in favor and 16,120 withheld for the approval of James A. Moorer; and, 7,010,430 voted in favor and 21,340 withheld for the approval of Mary C. Sauer.

     2) Approve the amendment to the Sonic Solutions Stock Option Plan increasing the number of shares reserved for issuance by 750,000 shares. Out of a total 7,513,849 shares eligible to vote at the meeting, 4,655,665 voted in favor, 303,639 voted against and 6,700 withheld.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            11.1  Statement Re: Computation of Per Share Amounts.
            27.   Financial Data Schedule

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of November, 1996.


     SONIC SOLUTIONS

         Signature
         ---------                                    Date
                                                      ----
     /s/ Robert J. Doris
     ------------------------------------       November 13, 1996
        Robert J. Doris
        President and Director (Principal
        Executive Officer)

     /s/ A. Clay Leighton
     ------------------------------------       November 13, 1996
        A. Clay Leighton
        Vice President of Finance and Chief
        Financial Officer (Principal
        Financial Accounting Officer)