Form 10-Q
period 1996-12-31
SONIC SOLUTIONS/CA/
filed 1997-02-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1996 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
                                                         ------------
     to
        -------------

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

                           Yes   x             No
                               -----             -----


The number of outstanding shares of the registrant's Common Stock on January 31, 1997, was 7,584,787.

                                SONIC SOLUTIONS

                                   FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996



                               TABLE OF CONTENTS

                                                                             PAGE
PART I.         FINANCIAL INFORMATION
ITEM 1.         Condensed Financial Statements..........................     3

                Condensed Balance Sheets as of March 31, 1996
                and December 31, 1996...................................     3

                Condensed Statements of  Operations for the
                three and nine months ended December 31, 1995 and 1996..     4

                Condensed Statements of Cash Flows for the
                nine months ended December 31, 1995 and 1996............     5

                Notes to Condensed Financial Statements.................     6

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........     9

PART II.        OTHER INFORMATION
ITEM 6.         Exhibits and Reports on Form 8-K........................     16

Signatures      ........................................................     17

Exhibit 11.1    Statement Re: Computation of Per Share Amounts..........     18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                  1996
                                                                        ------------------------------
                 ASSETS                                                 March 31,        December 31,
                 ------                                                 ----------       -------------
                                                                                         (unaudited)
Current Assets:
       Cash and cash equivalents......................................    $ 1,086               2,979
       Short-term investments.........................................      2,106               2,975
       Accounts receivable, net of allowance for returns and
          doubtful accounts of $1,690 and $660 at March 31, 1996
          and December 31, 1996, respectively.........................      4,101               2,989
       Inventory......................................................      1,881               1,476
       Prepaid expenses and other current assets......................        476                 779
       Refundable income taxes........................................      1,600                 176
       Deferred income taxes..........................................      1,018               1,018
                                                                          -------              ------
                Total current assets..................................     12,268              12,392
Fixed assets, net.....................................................      2,684               2,994
Purchased and internally developed software costs, net................      1,273               1,731
Other assets..........................................................        607                 521
                                                                          -------              ------

                Total assets..........................................    $16,832              17,638
                                                                          =======              ======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current Liabilities:
        Accounts payable and accrued liabilities......................    $ 2,753               3,104
        Deferred revenue and deposits.................................        442                 617
                                                                          -------              ------
                Total current liabilities.............................      3,195               3,721
                                                                          -------              ------
Deferred income taxes.................................................        725                 725
Subordinated debt.....................................................         --               3,723
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares authorized; 7,493,628 and 7,584,787 shares issued and outstanding at March 31, 1996
   and December 31, 1996, respectively................................     13,133              13,638
Accumulated deficit...................................................       (219)             (4,169)
Unrealized gain    (loss) on investments..............................         (2)                 --
                                                                          -------              ------

                Total shareholders' equity............................     12,912               9,469
                                                                          -------              ------
Commitments and contingencies
                Total liabilities and shareholders' equity............    $16,832              17,638
                                                                          =======              ======

          See Accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS

                            STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts - unaudited)

                                                         Three Months Ended    Nine Months Ended
                                                        --------------------  -------------------
                                                           December  31,         December 31,
                                                        --------------------  -------------------
                                                           1995       1996      1995       1996
                                                        ----------  --------  ---------  --------
Net revenue...........................................    $ 3,445     4,511    $11,443    11,614
Cost of revenue.......................................      1,651     2,003      5,561     5,538
                                                          -------     -----    -------    ------

        Gross profit..................................      1,794     2,508      5,882     6,076
                                                          -------     -----    -------    ------

Operating expenses:
        Marketing and sales...........................      1,611     1,537      4,432     4,413
        Research and development......................        695     1,472      2,005     4,180
        General and administrative....................        362       425      1,443     1,461
                                                          -------     -----    -------    ------

        Total operating expenses......................      2,668     3,434      7,880    10,054
                                                          -------     -----    -------    ------

        Operating loss................................       (874)     (926)    (1,998)   (3,978)

Other income (expense)................................         43        (1)       130        28
                                                          -------     -----    -------    ------

        Loss before income taxes......................       (831)     (927)    (1,868)   (3,950)

Benefit for income taxes..............................       (291)        0       (655)        0
                                                          -------     -----    -------    ------

        Net loss......................................      ($540)     (927)   ($1,213)   (3,950)
                                                          =======     =====    =======    ======
Net loss per share....................................     ($0.07)    (0.12)    ($0.16)    (0.52)
                                                          =======     =====    =======    ======



Shares used in computing net loss per share...........      7,466     7,557      7,452     7,527
                                                          =======     =====    =======    ======





          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                            STATEMENTS OF CASH FLOWS
                          (in thousands, - unaudited)

                                                                               Nine Months Ended
                                                                               -----------------
                                                                                  December 31,
                                                                                  ------------
                                                                                 1995      1996
                                                                                 ----      ----
Cash flows from operating activities:
   Net loss..................................................................  ($1,213)  (3,950)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................................      606    1,181
     Provision for returns and doubtful accounts.............................      271       50
     Changes in operating assets and liabilities:
        Accounts receivable..................................................      758    1,062
        Inventory............................................................      111      405
        Prepaid expenses and other current assets............................     (854)   1,121
        Other assets.........................................................      (25)      86
        Accounts payable and accrued liabilities.............................   (1,711)     351
        Deferred revenue and deposits........................................      (77)     175
        Income taxes payable.................................................      (22)       -
                                                                              --------   ------
            Net cash (used) provided by operating activities.................   (2,156)     481
                                                                              --------   ------
Cash flows from investing activities:
   Purchase of fixed assets..................................................   (1,056)  (1,238)
   Additions to purchased and internally developed software..................     (510)    (711)
   Purchase of short-term investments........................................        -   (2,975)
   Proceeds from sale of short-term investments..............................    3,737    2,108
                                                                              --------   ------
      Net cash provided (used) by investing activities.......................    2,171   (2,816)
                                                                              --------   ------
Cash flows from financing activities:
   Proceeds from issuances of common stock, net of issuance cost.............      111      125
   Issuance of subordinated debt.............................................        -    4,103
   Borrowings on line of credit..............................................    3,700        -
   Repayments of line of credit..............................................   (3,700)       -
                                                                              --------   ------
      Net cash provided by financing activities..............................      111    4,228
                                                                              --------   ------
Net increase (decrease) in cash and cash equivalents.........................      126    1,893

Cash and cash equivalents, beginning of period...............................      681    1,086
                                                                              --------   ------
Cash and cash equivalents, end of period..................................... $    807    2,979
                                                                              ========   ======
Supplemental disclosure of cash flow information:
   Interest paid during period...............................................       28       16
                                                                              ========   ======
Non cash transactions:
   During 1996, the Company wrote off $1,030 of uncollectible receivables against the allowance for bad debt.

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

(2)  Short-term investments.

     Short-term investments consist almost exclusively of commercial paper. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

(3)  Net Income (loss) Per Share.

     Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). The computation assumes that no stock options were exercised where losses exist, as the effect would be anti dilutive.

(4)  Inventory.

     The components of inventory consist of (in thousands):

                                         March 31,   December 31,
                                         ---------   ------------
                                           1996         1996
                                           ----         ----
Raw materials...........................
Work-in-process.........................  $1,180         952
Original equipment manufacturers goods..     580         469
                                             121          55
                                          ------       -----
                                          $1,881       1,476
                                          ======       =====

(5)  Deferred revenue and deposits.

       Deferred revenue and deposits consist of (in thousands):

                                          March 31    December 31,
                                          --------    ------------
                                            1996         1996
                                            ----         ----
Deferred maintenance revenue............    $ 401         616
Deposits and billings against sales            41           1
 contracts..............................    -----        ----

Deferred revenue and deposits               $ 442         617
                                            =====        ====


  Maintenance revenue is recognized ratably over the term of the contract. Customer deposits and billings against sales contracts are primarily related to sales of DVD Creator systems.

(6)  Long-Term Debt and Credit Facilities.

  In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in December 1997. This Agreement provides for a variety of covenants, including, among other things, that the Company maintain certain financial ratios; and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate. As of December 31, 1996, no borrowings were outstanding.

  Also, in December, 1996, the Company obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility includes subordinated debt and equipment financing. During December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 is a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all the assets of the Company subordinate to the Silicon Valley Bank Agreement discussed above. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2003, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. The Company recorded $377,000 of deferred interest, which will be amortized to interest expense over the term of the financing facility, attributable to the value of the warrants.

(7)  Income Taxes.

  The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(8)  Industry and Geographic Information.

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):

                                 Three Months Ended         Nine Months Ended
                                 ------------------         -----------------
                                    December 31,               December 31,
                                    ------------               ------------
                                     1995   1996               1995     1996
                                     ----   ----               ----     ----
North America                       $1,746  1,813             $ 5,695   7,073
Export:
        Europe....................     517    885               2,038   1,837
        Pacific Rim...............     945  1,624               3,044   2,181
        Other international.......     237    189                 666     523
                                    ------  -----             -------  ------

        Total net revenue.........  $3,445  4,511             $11,443  11,614
                                    ======  =====             =======  ======

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

     The Company commenced shipments of the Sonic System (also called "Sonic Studio"), a professional digital audio workstation ("DAW") in the first calendar quarter of 1989. Sales of the Sonic System product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of MediaNet and DVD Creator have accounted for substantially all of the Company's net revenue during the six fiscal years ended March 31, 1996 and the nine months ended December 31, 1996. The Company's future success will depend in part on sales of the Sonic System to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. The Company's future success will also depend in large part on sales of the DVD Creator system (see below). Any factor adversely affecting demand for or delivery of the DVD Creator system would have a material adverse effect on the Company's results of operations.

     The Sonic System is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware, as well as, in some cases, peripheral devices such as disk drives and CD printers which are purchased as complete or largely complete devices from other manufacturers. The Sonic System is integrated with a Macintosh computer which is not typically provided by the Company. The Company's gross margin on the software and Sonic manufactured hardware is generally over 60%, and the gross margin on hardware peripheral devices is generally less than 30%. As a result, overall gross margin from period to period will vary depending on the volume of peripheral devices relative to Sonic developed software and Sonic manufactured hardware included in net revenue. During fiscal year 1996, the Company's gross margins were negatively impacted as a result of the various extra costs associated with the problems experienced in executing a transition to a Sonic System product line including the new USP ("Ultra-Sonic Processor") audio digital signal processing ("DSP") card. During the nine months ended December 31, 1996, the Company's gross margins were negatively impacted as a result of lower than anticipated revenue and costs associated with the initial shipments of DVD Creator systems.

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

     In February, 1994, the Company began shipments of MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than the Sonic System. In the fiscal year ended March 31, 1996, and the nine months ended December 31, 1996, MediaNet revenues constituted approximately 16% and 10% of Company revenues. Of total MediaNet sales during fiscal 1996, and the nine months ended December 31, 1996, approximately 67% and 64% were for use with applications other than the Sonic System.

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

     In the last quarter of the 1996 fiscal year the Company became aware of competitive announcements which would likely reduce demand for MediaNet in the prepress industry. Based on these announcements, the Company began preparing for an earlier than expected transition of the MediaNet product line to higher performance technology, and, as a result, included various charges related to this transition in the 1996 fiscal year results of operations.

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

     In the fall of 1995, Apple Computer discontinued sale of Macintosh computers with NuBus interfaces, transitioning to a product line based exclusively on the PCI bus. While compatible equipment suppliers ("clone" makers) have continued to supply NuBus computers until recently, they also have signaled their intention to transition to product lines based exclusively on the PCI bus. Shortly before the end of the 1996 fiscal year, the Company began shipping MediaNet cards compatible with the PCI bus. In the month of June,
1996, the Company began shipping USP cards compatible with the PCI bus.   In the
month of December, 1996, the Company began shipping SSP-3 cards compatible with the PCI bus. While the Company believes that the new MediaNet, USP and SSP-3 cards will perform adequately in the hands of customers, there can be no assurance that bugs or defects will not be discovered once such cards are installed and in use.

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

     The DVD Creator system is comprised of three separable subsystems all of which are used in preparing DVD titles: (1) an MPEG-2 variable bit rate video compression subsystem (based on an IBM chip set incorporated into a circuit card of the Company's design), (2) an audio preparation and encoding subsystem (utilizing the Company's USP audio cards programmed to perform Dolby AC-3 and MPEG-2 audio compression), and (3) an authoring and formatting subsystem (incorporating Scenarist (also referred to as "Scenarist-2" or "Scenarist-DVD"), a sophisticated DVD authoring system developed by Daikin Industries). The DVD Creator subsystems are networked together via the Company's MediaNet networking system. Sonic sells the elements of the DVD Creator system as an integrated workgroup, and as separate standalone subsystems (for example, a customer may choose to use Sonic's audio and authoring subsystems with another company's video encoding system).

     During the month of June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. The Company expects to deliver additional updates of DVD Creator software during the rest of the 1997 fiscal year and during the 1998 fiscal year. The entire DVD Creator System is complex, and incorporates leading edge technologies. While it is the Company's current intention to continue development and enhancement of the DVD Creator system, there can be no assurance that development and enhancement of the DVD Creator system will be successfully continued. There are a number of companies engaged in the development and marketing of products which can perform some or all of the steps involved in preparing titles for release in the DVD-Video format. Many of these companies have long standing involvements with technologies involved in DVD-Video premastering, and many of them have technical and/or financial resources which are greater than Sonic's. Accordingly, there can be no assurance that the Company's DVD Creator system, as developed and enhanced, will be preferred by customers over competitive offerings. Further, since the Company and its customers have had only limited experience to date with the DVD Creator system in actual production, there can be no assurance that design flaws, limitations, "bugs", or other problems will not be discovered in the DVD Creator system which may be difficult or impossible to repair or address, or to repair or address in a timely fashion. Under such circumstances the Company would potentially incur significant costs related to addressing such problems, and the Company's sales of new systems would undoubtedly be adversely affected.

     Daikin Industries, which develops Scenarist, the DVD authoring and formatting subsystem sold by Sonic, is continuing to develop and enhance Scenarist. There have been a number of delays in the development of and release of additional updates of Scenarist, and a number of problems have surfaced in early use by customers. While Daikin has informed Sonic of its intention to continue to develop Scenarist, and Sonic believes that Daikin will be successful in doing so, such development is not under the direct control of Sonic, and there can be no assurance that such development will address problems and add necessary features in a timely fashion. Sonic distributes Scenarist-DVD under an agreement, concluded in March, 1996 with Daikin, which provides for essentially exclusive distribution rights outside of Japan. Under this agreement (as modified via subsequent amendments), Sonic has certain obligations, including, among others, adequate promotion of Scenarist-DVD and minimum volume commitments. In the event that such obligations are not met, Sonic might be unable to continue to distribute Scenarist-DVD, or be unable to continue to distribute the system on an exclusive basis. This could have a significant negative effect on Sonic's competitive position in the market for DVD-Video premastering tools.

     The DVD-Video format is widely expected to be introduced to consumers early in calendar year 1997 in both North America and in Europe. The DVD-Video format and players were introduced in Japan and other parts of Asia in late 1996. Many industry observers expect the format to be attractive to consumers since it combines high-quality digital video, six-channel surround sound, multiple language tracks, sub-titles, and interactive story branching, among other features and permits "feature length" movies and videos to be delivered on a "Compact Disc" sized disc. As of the date of this report, the final specification of the DVD-Video format has only recently been published by the industry consortium which is developing and promoting the format. There have been a number of delays in reaching agreement on the final specification including disagreements within the consortium and among various companies, industry associations and political organizations concerning issues involving copyright protection schemes and sharing of royalty revenues from patented technologies involved in the DVD format. While the Company expects that given that finalization of the DVD-Video format has occurred, introduction of the format will now take place rapidly in various areas of the world, there can be no assurance that this will in fact happen, nor that the DVD format, once introduced, will be attractive to consumers. Further delays in the introduction of the DVD format, or lack of consumer acceptance of the format, once it is introduced, would have a significant negative effect on demand for the Company's DVD Creator systems. Given the Company's significant levels of expenditure on DVD Creator development and marketing, under such conditions the Company's future results of operations would be significantly adversely affected.

     In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and a financing facility with entities associated with Hambrecht & Quist. Also in December, 1996, the Company issued warrants to entities associated with Hambrecht & Quist. See Note 6 to Notes to Condensed Financial Statements.

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

RESULTS OF OPERATIONS

      The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and nine months ended December 31, 1995 and 1996:

                                                   Three Months Ended              Nine Months Ended
                                                  --------------------           ----------------------
                                                      December 31,                    December 31,
                                                  --------------------           ----------------------
                                                    1995       1996                1995         1996
                                                  ---------  ---------           --------     ---------
Net revenue....................................      100.0%     100.0%             100.0%       100.0%
Cost of revenue................................       47.9       44.4               48.6         47.7
                                                    ------     ------             ------       ------
Gross profit...................................       52.1       55.6               51.4         52.3
Operating expenses:
      Marketing and sales......................       46.8       34.1               38.7         38.0
      Research and development.................       20.2       32.6               17.5         36.0
      General and administrative...............       10.5        9.4               12.6         12.6
                                                    ------     ------             ------       ------
Total operating expenses.......................       77.5       76.1               68.8         86.6
                                                    ------     ------             ------       ------
Operating loss.................................      (25.4)     (20.5)             (17.4)       (34.3)
Other income...................................        1.2        0.0                1.1           .3
Benefit for income taxes.......................       (8.5)       0.0               (5.7)         0.0
                                                    ------     ------             ------       ------
Net loss.......................................     (15.7)%    (20.5)%             (10.6)%      (34.0)%
                                                    ======     ======             ======       ======


COMPARISON OF NINE AND THREE MONTHS ENDED DECEMBER 31

      NET REVENUE. Net revenue increased from $3,445,000 for the quarter ended December 31, 1995 to $4,511,000 for the quarter ended December 31, 1996, representing an increase of 30.9%. For the nine months ended December 31, 1996, net revenue increased from $11,443,000 to $11,614,000 compared to the same period in the prior fiscal year, representing an increase of 1.5%. The increase in net revenue for the quarter and nine months ended December 31, 1996 is primarily due to sales of DVD Creator systems which is partially offset by the decrease in MediaNet and Audio sales. The Company began shipping its DVD Creator systems during the quarter ended June 30, 1996. The Company recognized approximately $1,990,000 and $5,517,000 in DVD Creator revenue for quarter and nine months ended December 31, 1996, respectively.

      International sales accounted for 49% and 60% of net revenue for the quarter ended December 31, 1995 and 1996, respectively. International sales accounted for 50% and 39% of net revenue for the nine months ended December 31, 1995, and 1996, respectively. See Note 8 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue varies from quarter to quarter due to the timing of international orders. During the quarter ended December 31, 1996 international sales, as a percentage of net revenue, increased due to sales of DVD Creator Systems which were primarily sold to customers located overseas. The Company expects that international sales will continue to represent a significant percentage of future revenue.

      COST OF REVENUE. Cost of revenue, as a percentage of net revenue, decreased from 47.9% for the quarter ended December 31, 1995 to 44.4% for the quarter ended December 31, 1996. Cost of revenue, as a percentage of net revenue, decreased from 48.6% for the nine months ended December 31, 1995 to 47.7% for the nine months ended December 31, 1996. Cost of revenue for the quarter and nine months ended December 31, 1995 included additional costs related to the "swap" and "customer satisfaction" programs in place to resolve the transition difficulties associated with the Company's UltraSonic Processor Product transition. Cost of revenue for the quarter and nine months ended December 31, 1996 included a charge of approximately $281,000 for inventory write-down related to the discontinuance of the Sonic Cinema product line (Sonic Cinema was a system for Video CD premastering and the predecessor to DVD Creator- see the Company's Annual Report for fiscal year ended March 31, 1996 on Form 10K filed with the Securities and Exchange Commission, particularly the discussion under "Sonic Cinema & DVD Creator").

      MARKETING AND SALES. Marketing and sales expenses decreased from $1,611,000 for the quarter ended December 31, 1995 to $1,537,000 for the quarter ended December 31, 1996 and decreased from $4,432,000 for the nine months ended December 31, 1995 to $4,413,000 for the nine months ended December 31, 1996. Marketing and sales represented 46.8%, 34.1%, 38.7% and 38.0% of net revenue for the quarter ended December 31, 1995 and 1996 and the nine months ended December 31, 1995 and 1996, respectively. Marketing and sales expenses decreased for the quarter and nine months ended December 31, 1996 relative to the same periods in the prior year primarily due the reduction of commission expense. Dealer and employee commission expense, as a percentage of net revenue decreased from 8.1% for the quarter ended December 31, 1995 to 4.4% for the quarter ended December 31, 1996, and from 6.5% for the nine months ended December 31, 1995 to 3.8% for the nine months ended December 31, 1996. The decrease in commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from direct sales (which generally involve a commission payable to a dealer) to dealer sales (where no commission is ordinarily payable to a dealer). The Company's marketing and sales headcount decreased from thirty-four at December 31, 1995 to thirty-two at December 31, 1996.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased from $695,000 for the quarter ended December 31, 1995 to $1,472,000 for the quarter ended December 31, 1996 and increased from $2,005,000 for the nine months ended December 31, 1995 to $4,180,000 for the nine months ended December 31, 1996. Research and development represented 20.2%, 32.6%, 17.5% and 36.0% of net revenue for the quarter ended December 31, 1995 and 1996 and the nine months ended December 31, 1995 and 1996, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses increased primarily due to increase in headcount and increase of consulting and prototype expenses associated with the development of the DVD Creator system. Headcount for research and development increased from twenty-three at December 31, 1995 to thirty-two at December 31, 1996. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware development projects. The Company anticipates increased prototype and consulting expenses related to new products, as well as increased salary expenses from hiring additional software and hardware engineers in the future.

      GENERAL AND ADMINISTRATIVE. General and administrative expense increased from $362,000 for the quarter ended December 31, 1995 to $425,000 for the quarter ended December 31, 1996 and from $1,443,000 for the nine months ended December 31, 1995 to $1,461,000 for the nine months ended December 31, 1996. General and administrative expenses represented 10.5%, 9.4%,12.6% and 12.6% of net revenue for the quarter ended December 31, 1995 and 1996 and the nine months ended December 31, 1995 and 1996, respectively. The dollar amounts have remained relatively constant for the nine months ended December 31, 1996, however, the Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

      OTHER INCOME (EXPENSE). The income for the nine months ended December 31, 1995 is primarily due to interest income received on investments which were purchased with cash not immediately needed for operations. The interest income for the nine months ended December 31, 1996 was offset by interest expense.

      PROVISION (BENEFIT) FOR INCOME TAXES. The Company has presented a benefit for income taxes for the quarter and nine months ended December 31, 1995, computed at the combined federal and state effective corporate rate in accordance with Statement of Financial Accounting Standards No. 109. The benefit for taxes for the quarter ended December 31, 1995 was based upon an effective rate of 35%. During the fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, therefore no benefit was recorded during the quarter and nine months ended December 31, 1996.

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

      In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, and a financing facility with entities associated with Hambrecht & Quist. Also in December, 1996, the Company issued warrants to entities associated with Hambrecht & Quist. See Note 6 to Notes to Condensed Financial Statements. As of December 31, 1996, the Company had cash, cash equivalents and short term investments of $5,954,000 and working capital of $8,671,000.

      The Company's operating activities have used cash of $2,156,000 for the nine months ended December 31, 1995 and provided cash of $481,000 for the nine months ended December 31, 1996. During the nine months ended December 31, 1996, cash was used primarily to fund the net loss and was positively offset by the receipt of the income tax refunds received from the Internal Revenue Service and improvement in accounts receivable collections. The management of the Company believes that existing cash, cash equivalents and short term investments, cash generated from operations, and cash generated from short term borrowings will be sufficient to meet the Company's cash and investment requirements at least through the fourth quarter of fiscal 1998.

      This Management's discussion and analysis should be read in conjunction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1996.

      PART II -- OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            11.1  Statement Re: Computation of Per Share Amounts.

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of February, 1997.


SONIC SOLUTIONS

   Signature                                    Date
   ---------                                    ----


/s/ Robert J. Doris                       February 13, 1997
------------------------
 Robert J. Doris
 President and Director (Principal
 Executive Officer)

/s/ A. Clay Leighton                      February 13, 1997
------------------------
 A. Clay Leighton
 Vice President of Finance and
 Chief Financial Officer (Principal
 Financial Accounting Officer)