Form 10-K
period 1997-03-31
SONIC SOLUTIONS/CA/
filed 1997-06-30
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1997 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ______________________
Commission File Number:  72870

                                SONIC SOLUTIONS
            (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   93-0925818
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

101 ROWLAND WAY,  SUITE 110,  NOVATO, CALIFORNIA        94945
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (415) 893-8000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1997, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $21,355,481./1/

     The number of outstanding shares of the registrant's Common Stock on May 31, 1997 was 7,598,397.
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 30, 1997 and to be used in connection with the Annual Meeting of Shareholders expected to be held September 2, 1997 are incorporated by reference in Parts III and IV of this Form 10-K.

-----------------
/1/ Excludes 4,181,520 shares held by directors, officers and ten percent or greater shareholders on May 31, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                    PART I

FORWARD LOOKING STATEMENTS

          To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, among others, the timely introduction and acceptance of new products, costs associated with new product introductions, the transition of products to new hardware configurations, and other factors. In addition, such risks and uncertainties also include the matters identified under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

ITEM 1.   BUSINESS

     Sonic Solutions ("Sonic" or "the Company") designs, develops, manufactures and markets digital tools for professionals who manipulate media -- sound, images, moving pictures and text -- in computer based settings. SonicStudio(TM) is a line of digital audio random access editing and processing systems, commonly known as Digital Audio Workstations ("DAWs"). SonicStudio systems are used by a wide range of audio professionals to prepare recorded sound for release on Digital Audio Compact Discs ("CDs"), for inclusion in film and video sound tracks, and for broadcast on radio and television. The Company's Sonic MediaNet product is an FDDI-compliant, high-speed local area network and file management system that is optimized for management of data intensive file transfers typically required in digital video, digital audio, computer graphics and desktop publishing. The Company's DVD Creator product line is a complete workgroup solution for DVD premastering. It includes MPEG-2 video encoding, audio preparation and encoding, and the Scenarist-DVD software by Daikin Industries, Ltd. of Japan ("Daikin") for disc authoring, layout, and formatting. The Company's Sonic On-Air product line provides broadcast production and delivery solutions for radio broadcast networks and stations.

     Sonic's products generally include application software and specialized hardware installed on a personal computer. Sonic's products are designed to improve the productivity and effectiveness of media professionals, enabling them to process and manipulate more material in a given amount of time and to achieve results which would have been impossible using traditional linear analog or digital technology.

INDUSTRY BACKGROUND

AUDIO MARKET; AUDIO MARKET SEGMENTS

     The market for Sonic's audio products consists primarily of professional facilities which prepare sound for commercial release of finished audio and video products. The Company's products are used both by professionals who primarily prepare sound, for example in the music recording and radio broadcasting industries, as well as by professionals who primarily prepare visual materials which incorporate sound, for example in the film and broadcast video industries. Sonic's target customers include recording studios, mastering houses (which balance, equalize and sequence recorded music for final release), editing facilities (which edit production music, particularly classical and jazz recordings), radio and television broadcast studios, and film and video post-production facilities (which create sound tracks for film and video releases). Sonic also markets to companies and other organizations that produce professional quality video and audio products for in-house use.

     Sonic divides the professional audio market into three segments: Music Post-Production/CD Preparation, Sound for Picture and Broadcast. The common goal of audio professionals in each of these market segments is to produce the highest quality finished audio product in the shortest period of time for the lowest total cost. The professionals in each segment must perform somewhat different tasks, however, and may require different tools. The Music Post-Production/CD Preparation segment, which includes recording studios, mastering houses and CD facilities, requires 2-channel, high-quality editing and filtering to edit, mix, equalize and sequence sound recordings for release on CDs and other media. The Sound for Picture segment, which includes film studios, video post-production facilities and television networks and stations, requires multi-track editing, video machine control, time compression and expansion, networking and sound storage to modify sound tracks and audio special effects incorporated in film and video. The Broadcast segment, which includes television and radio networks, syndicators and independent stations, requires multi-track editing and time code control to prepare and broadcast program material.

     The requirements of these audio market segments are evolving as the industry incorporates new digital video applications and shifts to production by work groups. Companies in the Music Post-Production/CD Preparation segment, for example, are seeking to produce music videos on CD. Participants in the Sound for Picture segment are preparing for the release of feature films and other products on CD, and are attempting to network audio and video production systems for greater efficiency. Broadcast companies are beginning to use networks to streamline the process of moving sound from production to on-air broadcast. Sonic's products under development include enhancements of existing products that address these new requirements and also are oriented to the use of digital audio in markets outside the Company's traditional market segments, such as digital video, computer graphics and desktop publishing.

ADOPTION OF PROFESSIONAL DIGITAL AUDIO WORKSTATIONS; VIDEO WORKSTATION MARKET

     For the first 100 years of recorded sound, recording devices stored representations or "maps" of sound waves on various analog media such as wax cylinders, vinyl records and magnetic tapes. Traditional professional audio practice had been built around high precision analog recording (usually magnetic tape) and processing devices which operated in a linear, serial fashion. As high fidelity analog recording technology developed in the 1950s, 1960s and 1970s, professional systems became larger, more elaborate and more cumbersome.

     As a result of developments in the electronics industry, the technology required for economical real-time recording and playback of digital audio became generally available in the early 1980s. Digital recording significantly improves the quality of sound and reduces noise and other forms of degradation that can occur in analog recordings. A digital recording carefully and rapidly measures or "samples" the strength of a sound wave at discrete points in time. From the samples the original sound wave can be reconstructed perfectly within the relevant range of human hearing. More importantly, the samples, which are simply numbers, can be randomly accessed, processed, edited, corrected and otherwise manipulated using digital signal processing software tools running on general purpose and special purpose computer hardware. Professional recording engineers became interested in digital recording when the rapid acceptance of the CD in the music recording industry began to require most recorded music to be released in digital format. In addition, although other audio formats such as film sound tracks and radio and television broadcast channels remained analog, recording engineers wished to gain the greater fidelity and reduced degradation which digital recording offered and to perform certain kinds of audio processing that were best performed or could only be performed using digital technology.

     Audio professionals have adopted two digital technologies: digital audio tape-based systems ("DATs") and digital audio workstations ("DAWs"). DATs record audio signals as digital information on magnetic tape and are designed to operate like analog tape recorders. DATs gained early acceptance because they reduced noise and distortion compared to analog systems, while preserving the familiarity of the linear analog recording process. However, DATs offer little advantage over analog technology with respect to sound manipulation. In addition, an inefficient copying process must be used to edit digital audio tape recordings because the physical "razor blade" editing typically used with analog tape is generally impractical with digital audio tape.

          DAWs allow professional audio engineers to manipulate and process sound that has been recorded onto computer magnetic disk drives ("hard disks"). Early DAWs gained only limited acceptance because they were based on proprietary hardware, were usually more costly than tape-based systems, required significant redesign of studio work flow and operations, and did not permit easy movement of volumes of sound onto and off of the workstation. However, DAWs offered significant advantages over analog and DAT technologies through random access to sound on the hard disks, and editing without altering the original recorded sound. In addition, certain kinds of operations, such as signal reconstruction, could be performed effectively only by using DAWs.

          Currently available DAWs use digital signal processing and analog-to-digital converter chip sets which are relatively inexpensive and are available from a number of semiconductor manufacturers. In addition, the workstations utilize widely available personal computers, high performance graphics monitors and economical hard disks. The advantages of DAWs include:

     . EFFICIENCY - DAWs enable professionals to perform audio processing and editing tasks in less time than analog and DAT technologies. These tasks may be processed concurrently and may be automated.

     . COST SAVINGS - A single DAW typically replaces the traditional racks of individual audio processing devices, each of which is typically devoted to a single function such as filtering, compression or reverberation.

     . UNIQUE CAPABILITIES - Certain functions such as noise elimination, declicking, pitch shifting and time compression and expansion are best performed on DAWs where digital sound can be stored on randomly accessible hard disks and re-accessed at various stages of analysis and processing.

          Although analog and linear digital technology remain significant recording and processing formats for audio professionals, the substitution of DAWs for traditional technologies is continuing due to the performance, efficiency, cost and functionality benefits of DAWs. In addition, the use of DAWs is being driven by the shift in the recording industry's standard release format from analog (LP records and analog cassettes) to digital (CDs, digital compact cassettes and MiniDiscs) as well as increasing interest in digital release formats in the video, film and broadcast industries. Sonic believes that these factors have created a market for the Company's products.

          Emerging alongside the market for DAWs is a market for professional digital video workstations and related tools. The Company believes that the professional video post-production market is significantly larger than the professional audio market. As in the case in the professional audio industry, the substitution of digital video tools for existing analog video tools has recently commenced and is expected to continue. In addition, as the film and video industries increasingly utilize digital technology, the opportunities for leveraging DAWs with digital video systems increase. As networked DAWs become more widely adopted, teams of special effects, animation, and other media specialists may be able to combine the traditionally separate processes of video creation and audio creation, leading to greater efficiency and a reduction in time to market for finished products.

BUSINESS STRATEGY: SONICSTUDIO, DVD CREATOR, SONIC MEDIANET

SONICSTUDIO AND STRATEGY

          In 1989, the Company introduced the Sonic System(TM), now called SonicStudio(TM), a family of digital audio workstations for professional audio users. A wide range of audio professionals now use SonicStudio to prepare recorded sound for release on CD, for inclusion in film and video sound tracks, and for broadcast on radio and television. SonicStudio consists of extensive applications software as well as specialized hardware installed in a personal computer. Currently, SonicStudio is compatible with most models of Macintosh personal computers. The Company plans to introduce in fiscal 1998 versions of SonicStudio compatible with other computer platforms. Because of the uncertain nature of such development, there can be no assurance that problems or delays will not be encountered which will delay or prevent such versions of the SonicStudio from reaching market. In light of the substantial costs associated with such development, the financial results of the Company would be materially adversely affected if such introduction were delayed for a significant period of time.

          SonicStudio is designed to improve the productivity and effectiveness of audio professionals, enabling them to process and manipulate more audio material in a given amount of time, and to achieve results which would have been impossible using other audio technologies. Versions of SonicStudio vary in functionality from 4-channel systems for the editing and assembly of music and other stereo material, to elaborate systems capable of input and output of 64 independent audio channels, playback of over 80 independent tracks from hard disk storage, and performing a wide range of signal processing functions. End user prices of complete Sonic configurations (including host computer and hard disk storage, neither of which are typically sold by the Company) range from under $10,000 to over $75,000.

          The Company's SonicStudio strategy is to continue to offer products that enhance professional productivity while meeting the specific needs of each segment of its target market. The Company believes that SonicStudio and related peripheral products currently accomplish this strategy for the following reasons:

     . FOCUS ON THE APPLICATION - Each segment of the professional audio market targeted by Sonic has specialized needs. Sonic's product line spans a wide range of performance characteristics, hardware and software options, configurations and price points to address the specific needs of discriminating professionals in each market segment.

     . PROFESSIONAL PERFORMANCE - Sonic's continuing focus has been on satisfying demanding professional performance requirements. The Company has accomplished this to date by basing the design of the SonicStudio on an architecture that utilizes specialized hardware and software to ensure a fast, professional level of system response, to avoid processing bottlenecks in handling bulky audio files and to support the audio quality requirements of professional users. This architecture also makes SonicStudio easily scaleable to a large number of inputs and outputs.

     . EFFICIENCY FEATURES - Sonic has designed SonicStudio to increase operator efficiency. Every system allows background loading of sound to the hard disks while the audio professional works on other material already loaded on the hard disk. Most SonicStudio systems also allow the audio professional to off load sound from the hard disks while processing other material, to queue loading and unloading of audio material, and to automatically control source and destination external tape machines or other devices. In addition, the Company's Sonic MediaNet product enables customers to network their workstations and accelerate loading and unloading of audio material, thereby increasing the processing efficiency of professional work groups by allowing them to share work and resources.

     . MODULAR SOFTWARE-BASED SOLUTIONS; UPGRADES - Sonic offers a modular set of software applications which provide important benefits in terms of cost effectiveness and the ability to adapt quickly to changing customer needs. Sonic provides its customers with optional integrated signal processing capabilities, including digital equalization, filtering, dynamics, processing, mixing, dithering, time compression, pitch shifting, varispeed and reverberation. Every SonicStudio sold can be upgraded easily by the addition of these and other software options. In addition, the Company has historically offered customers under the Company's SonicCare(TM) maintenance program relatively low priced hardware upgrades when hardware versions change. This economical upgrade path affords customers a degree of assurance that their investment in a SonicStudio will not be quickly outmoded.

     . NETWORKING - The Company's networking system, Sonic MediaNet, allows users to share digital audio material efficiently among multiple workers in a facility. SonicStudio is designed to be compatible with Sonic MediaNet and includes software designed to take advantage of Sonic MediaNet's high speed transaction protocols and bandwidth reservation capabilities.

     . HIGH LEVELS OF CUSTOMER SUPPORT - To meet the customer support needs of audio professionals, Sonic employs personnel at its headquarters and at other locations who deal directly with customers and work closely with the Company's distributors and dealers to help them provide customer support. The Company offers the SonicCare(TM) maintenance program which provides for timely replacement of hardware components, free access to new versions of SonicStudio software and unlimited telephone technical support during specified hours.

     . COST-EFFECTIVE INDUSTRY-STANDARD HARDWARE COMPONENTS - SonicStudio utilizes cost-effective personal computers, high performance SCSI disks and standard digital signal processing chips. This permits Sonic's customers to benefit from computer industry-driven cost reductions.

DVD CREATOR AND STRATEGY

          During the last quarter of fiscal year 1994, the Company introduced Sonic Cinema (previously called "Disc Video"), an option to SonicStudio supporting premastering of Video CDs. Sonic Cinema consisted of third party software and hardware and Sonic-developed software and hardware which supported real time encoding of compressed digital video and audio according to the MPEG-1 standard, and encoding and sequencing of the resultant data stream into the Video CD format.

          At its introduction, Sonic Cinema was to be both an extension of the Company's business in Compact Disc preparation, and a new business opportunity incorporating elements of video, as well as audio and digital signal processing.

          The Company shipped a limited number of Sonic Cinema systems on a Beta site basis in late March 1994. During fiscal years 1995 and 1996, the Company shipped a number of additional Sonic Cinema options for use by SonicStudio customers.

          The Company encountered only limited demand for Sonic Cinema. However, the Company believed that Video CDs were a precursor to longer length, higher quality video entertainment on a Compact Disc-like medium. In 1996, such a format was introduced as the DVD/2/ standard, proposed and supported by a consortium of 10 companies including Toshiba Corporation, Pioneer Electronics Corporation, Matsushita Electronics Company, Sony Corporation, Time-Warner, and Philips, N.V., among others. DVD discs are essentially the same physical shape as conventional CDs but provide for storage of more information than CDs./3/ DVD is intended to cover a range of applications including data storage (DVD-ROM), video (DVD-Video), and audio (DVD-Audio), among others./4/

--------------------
/2/ "DVD" does not stand for anything.

/3/ DVD discs are capable of storing 4.7 Gigabytes of data on a single layer of a single disc side, compared to approximately 650 megaBytes of data on a conventional CD-Audio disc. DVD also makes provision for double-sided discs, and for two layers of storage on each side of a disc, resulting in a total capacity of 18.2 gigaBytes on a single disc.

          In March, 1996 the Company publicly announced its intention to produce a premastering system for DVD-Video discs incorporating the three capabilities necessary to produce a finished DVD premaster/5/ image: MPEG-2 video compression, Dolby Digital/6/ Body Text and MPEG-2 audio compression, and authoring. The system began limited shipment in June, 1996. This system, called "DVD Creator," has a number of technical elements. For MPEG-2 video compression, the Company has developed a set of plug-in boards with PCI host interfaces. These cards are capable of inputting and compressing high resolution digital video into MPEG at real time rates, and of decoding an MPEG bit stream into a visible image. For audio compression, the Company has programmed its USP audio cards to perform both the encoding and decoding of Dolby Digital and MPEG-2 bitstreams/7/. For authoring, the Company incorporates into DVD Creator a software package called Scenarist-DVD produced by Daikin Industries Ltd. ("Daikin"). The Company concluded a distribution agreement with Daikin covering Scenarist-DVD which gives the Company essentially exclusive distribution rights outside Japan./8/

          As a result of the introduction of the Company's DVD Creator system, and dwindling demand for the Sonic Cinema product line, the Company discontinued Sonic Cinema in December, 1996.

          The DVD Creator system is comprised of three separable subsystems all of which are used in preparing DVD titles: (1) an MPEG-2 variable bit rate video compression subsystem (based on an IBM chip set incorporated into a circuit card of the Company's design), (2) an audio preparation and encoding subsystem (utilizing the Company's USP audio cards programmed to perform Dolby Digital and MPEG-2 audio compression), and (3) an authoring and formatting subsystem (incorporating Scenarist, also referred to as "Scenarist-2" or "Scenarist-DVD", a sophisticated DVD authoring system developed by Daikin. The DVD Creator subsystems are networked together via the Company's Sonic MediaNet networking system. The Company sells the elements of the DVD Creator system as an integrated workgroup, and as separate standalone subsystems (for example, a customer may choose to use the Company's audio and authoring subsystems with another company's video encoding system).

          During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. The Company expects to deliver additional updates of DVD Creator software during the 1998 fiscal year. The entire DVD Creator system is complex, and incorporates leading edge technologies. While it is the Company's current intention to continue development and enhancement of the DVD Creator system, there can be no assurance that development and enhancement of the DVD Creator system will be successfully continued (see further discussion of development risk below).
There are a number of
(..continued)

/4/  Version 1.0 standards for the physical DVD disc, the logical DVD disc (DVD-
     ROM), and the video DVD disc (DVD-Video) were published in August of 1996. Draft (Version 0.9) standards for recordable and re-writable DVD discs (DVD-R and DVD-RAM, respectively) were published in April, 1997. Industry observers expect that a standard for DVD-Audio will be published in late 1997 or early 1998.

/5/ In Compact Disc manufacturing, a disc "master" refers to a first generation physical disc from which molds are produced which are used to manufacture stamped copies. A disc "premaster" refers to the final data stream to which final error encoding is applied prior to "cutting" the master disc. Since the error encoding is a purely deterministic process, production of the premaster marks the point after which no further judgmental or creative decisions are possible.

/6/  "Dolby Digital" was previously called "AC-3".

/7/ In addition, to support real-time encoding of surround format Dolby Digital, the Company plans to introduce in calendar 1997 a board which acts as a co-processor to the USP.

/8/ The Company's exclusive distribution rights under the agreement with Daikin will terminate under certain conditions, and at a certain point in the future, after which the Company will have non-exclusive rights to distribute and re-sell the Scenarist package.

companies engaged in the development and marketing of products which can perform some or all of the steps involved in preparing titles for release in the DVD-Video format. Many of these companies have long-standing involvements with technologies involved in DVD-Video premastering, and many of them have technical and/or financial resources which are greater than Sonic's. Accordingly, there can be no assurance that the Company's DVD Creator system, as developed and enhanced, will be preferred by customers over competitive offerings. Further, since the Company and its customers have had only limited experience to date with the DVD Creator system in actual production, there can be no assurance that design flaws, limitations, "bugs", or other problems will not be discovered in the DVD Creator system which may be difficult or impossible to repair or address, or to repair or address in a timely fashion. Under such circumstances, the Company would potentially incur significant costs related to addressing such problems, and the Company's sales of new systems would undoubtedly be adversely affected.

          Sonic distributes Scenarist-DVD under an agreement, concluded in March, 1996 with Daikin, which provides for essentially exclusive distribution rights outside of Japan. Under this agreement (as modified via subsequent amendments), Sonic has certain obligations, including, among others, adequate promotion of Scenarist-DVD and minimum volume commitments. In the event that such obligations are not met, Sonic might be unable to continue to distribute Scenarist-DVD, or be unable to continue to distribute the system on an exclusive basis. This could have a significant negative effect on Sonic's competitive position in the market for DVD-Video premastering tools. Further, the agreement (as amended) provides for termination of Sonic's exclusive distribution rights within the 1998 fiscal year. Depending on the market situation at that time, the attractiveness of competitive offerings, the state of Sonic's internal software development, and a number of other factors, Sonic's competitive position in the market for DVD-Video premastering tools might be significantly negatively affected.

          While the Company believes that DVD Creator represents a significant opportunity and it is the Company's current intention to further increase expenditures for DVD development and marketing in the 1998 fiscal year, there are a number of risks surrounding this initiative. These risks include but are not limited to the following:

     . DEVELOPMENT RISK -- The Company is new to the development of MPEG video processing hardware and is utilizing a newly developed chip set single sourced from IBM. Unanticipated development problems in the continued production of the IBM chip set, the boards designed by the Company incorporating the chip set, or the accompanying software could seriously delay future releases of DVD Creator. In addition, the new chip set or board could encounter either design or production problems which would require another version of the chip or the card to be developed, a process which can consume several months. While the Company believes that there may be alternatives available to it from other OEM suppliers, there can be no assurance that such alternatives would be available on commercially reasonable terms and in the timeframe needed. Sonic is also delivering as part of DVD Creator, Dolby Digital and MPEG-2 audio encoding and decoding capabilities by programming the Company's USP audio signal processing cards and by designing co-processing hardware. While Sonic has significant experience in signal processing of high quality digital audio, it has only limited experience with Dolby Digital and MPEG-2 audio encoding and decoding. Finally, authoring for DVD-Video is complex, and the Scenarist-DVD authoring system is a complicated software package. Daikin, which develops Scenarist, is continuing to develop and enhance the software package. There have been a number of delays in the development of and release of additional updates of Scenarist, and a number of problems have surfaced in early use by customers. While many of these problems have been resolved, Daikin has informed Sonic of its intention to continue to develop Scenarist, and Sonic believes that Daikin will be successful in doing so, such development is not under the direct control of Sonic, and there can be no assurance that such development will address problems and add necessary features in a timely fashion. Delays in completing the Scenarist-DVD package could result in significant delays in delivering the total DVD Creator product.

     . MARKET RISK; COMPETITION -- The DVD-Video format has generated significant interest in the professional marketplace. Sonic anticipates that a number of companies will provide MPEG-2 video encoding capabilities, audio encoding capabilities and authoring systems for the professional user. Sonic is aware of a number of companies working in some or all of these areas, some of which have released or announced competitive products, including C-Cube Microsystems, Digital Vision, Lucent, Minerva, 3DO, Philips, Matsushita, Toshiba, Pioneer, Dolby Laboratories, and Sony, among others. A number of these companies have financial or organizational resources significantly greater than those available to the Company and/or greater familiarity with certain technologies involved in DVD premastering solutions. While the Company believes that it can engineer a solution of acceptable or superior quality at a competitive point, there can be no assurance that competitive offerings will not be available in the market, and will not be better received than Sonic's offering.

     . FORMAT RISK; DELAYS -- There have been a number of delays in reaching agreement on the final specification for DVD-Video, including disagreements within the DVD Consortium and among various companies, industry associations and political organizations concerning issues involving copyright protection schemes and sharing of royalty revenues from patented technologies involved in the DVD format. The final specification of the DVD-Video format was published by the DVD consortium in August, 1996, and an apparently final approach to the problem of encryption of data was announced in October, 1996.

          The DVD-Video format and players were introduced in Japan and other parts of Asia in late 1996 and in North America and in Europe in early 1997. Many industry observers expect the format to be attractive to consumers since it combines high-quality digital video, six-channel surround sound, multiple language tracks, sub-titles, and interactive story branching, among other features and permits "feature length" movies and videos to be delivered on a "Compact Disc" sized disc.

          Although there has been significant interest in the DVD format among industry analysts and members of the press, there can be no assurance that the DVD-Video format will be readily accepted by consumers.
          There are a number of consumer entertainment formats that will compete with DVD-Video in the future including broadcast TV, cable TV, high definition Digital Tv, VHS cassettes, direct broadcast satellite systems, and Internet distribution, among others. It is possible that the DVD format will fail to attain "critical mass" acceptance among consumers.

          The Company expects that its DVD related business line will constitute an increasing portion of Sonic's overall business in the future. The Company's DVD strategy will continue to be based on the following elements:

     . FOCUS ON PROFESSIONAL APPLICATIONS -- Sonic's DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency. Sonic plans to continue to evolve DVD-related premastering tools which are fully compatible with "industry-standard" input formats and typical professional video and audio equipment sets.

     . HIGH PERFORMANCE TOOLS -- Sonic's DVD tools will offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing facility efficiency.

     . FLEXIBLE CONFIGURATIONS -- Because DVD premastering is relatively new and the application of DVD technology to the needs of content publishers is still evolving, the balance of capabilities in typical DVD premastering settings, and the typical workflow involved in generating a DVD title are still in flux. Sonic has engineered DVD Creator as a "workgroup" solution incorporating audio, video and authoring subsystems integrated on a high speed network to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands in the DVD universe. The Company plans to continue to implement this philosophy in future DVD offerings.

     . RANGE OF PRODUCT OFFERINGS -- DVD has a number of potential uses, including applications in corporate and industrial training settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. Sonic plans to evolve each element of its DVD premastering tool set-- video, audio and authoring -- to specifically address the specialized needs of such emerging segments.

SONIC MEDIANET AND STRATEGY

          In 1992 the Company introduced SonicNet(TM), a 100 megabit per second networking system which was designed to connect SonicStudios systems together. Experience with SonicNet indicated that there might be demand for such a high performance networking system beyond the population of SonicStudio customers. Accordingly, in 1993, the Company undertook development to generalize its networking system. The result was introduced as Sonic MediaNet in the last quarter of the 1994 fiscal year.

          Sonic MediaNet consists of specialized FDDI/CDDI adapter cards which are installed in the NuBus or PCI Bus expansion slots of Macintosh computers. Some of the cards include SCSI controllers which permit control over hard disks and other SCSI-interfaced devices. Sonic MediaNet also includes a set of specialized software running on the cards. This software includes a real time operating system, file management system, and a set of standard and optimized transaction protocols.

          The aim of Sonic MediaNet is to provide an intelligent network/storage subsystem, optimized to the needs of professionals who manipulate high bandwidth "multimedia" data types such as digital audio, digital video, and high resolution graphics. Sonic MediaNet includes support for standard networking protocols, such as TCP/IP and the Apple Filing Protocol In addition to standard protocols, Sonic MediaNet includes support for optimized movement of multimedia data types from files, over the network, to calling applications. Included in this support is provision for bandwidth reservation which permits calling applications to insure delivery of multimedia data types at real time rates.

          Since beginning shipments of Sonic MediaNet, the Company has encountered demand for the product in applications involving manipulation of high resolution graphics and images, primarily for pre-press applications, as well as with DAWs provided by other companies, and with digital video workstations. The Company has established sales and marketing channels for Sonic MediaNet which are to some extent separate from sales and marketing channels for SonicStudio.

EARLY SONIC MEDIANET TECHNOLOGY TRANSITION DIFFICULTIES

          In the last quarter of the 1996 fiscal year the Company became aware of competitive announcements which involved the use of standard high speed network adapter cards, in particular, those based on 100 megabit per second Ethernet ("Fast Ethernet"), with specialized software designed to circumvent bottlenecks inherent in standard Macintosh networking protocols. These products offered quite significant improvements over standard Macintosh networking at price points significantly lower than Sonic MediaNet's. The Company believed that these announcements would significantly reduce demand for Sonic MediaNet in the prepress industry.

          Based on these announcements, the Company began preparing for transitioning Sonic MediaNet to other, faster networking protocols earlier than it had previously planned. In connection with its decisions in these areas, the Company reorganized its Sonic MediaNet sales and marketing group, accepted certain returns of Sonic MediaNet product from dealers, and established additional reserves against Sonic MediaNet receivables and inventory (see discussion below "Products - Sonic MediaNet; Charges Related to Technology Transition").

SONIC MEDIANET FUTURE DEVELOPMENTS

          It is the Company's intention to introduce a second generation Sonic MediaNet product line in fiscal 1998, incorporating newer networking technologies and increased performance levels. In April 1997, the Company announced its intention to base the second generation Sonic MediaNet product line on FibreChannel technology. FibreChannel is a 1 Gigabit per second network which, practically, can deliver more than 40 Megabytes per second throughput, allowing uncompressed, professional quality digital video and multiple tracks of high-resolution audio to be transferred in real time. This technology is important to customers in the audio and video markets which Sonic serves, and is finding its way into professional production environments.

          There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company, including slow sell through or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on results of operations for future periods.

PRODUCTS

SONICSTUDIO

          SonicStudio and related products constitute a significant part of the Company's current product offerings. All SonicStudio systems include a broad array of integrated applications software and specialized hardware installed on a personal computer. The Company offers a wide range of options for SonicStudio, including additional applications software, hardware and networking products, all of which are integrated with SonicStudio.

          The hardware components that support SonicStudio include proprietary digital signal processing ("DSP") cards designed and manufactured by Sonic, external interface devices, an Apple Macintosh personal computer and hard disk storage. The Company commenced shipments of its SSP-3 card, the third generation in the evolution of the Company's DSP cards, in late 1991. The SSP-3 card is a high performance digital signal processing card that allows the input, output, storage and retrieval of audio material. Each SSP-3 is capable of input and output of up to 4 channels of digital audio, and playback of up to 12 tracks of digital audio from hard disk. The Company produces a number of external peripheral devices for use with the SSP-3 card to provide necessary conversions between analog and digital formats and between various digital audio formats, and to handle synchronization with external video and/or audio equipment. Multiple SSP-3 cards can be combined together to produce SonicStudio systems capable of input and output of up to 16 channels of digital audio and 48 tracks of playback from hard disk.

ULTRASONIC PROCESSOR PRODUCT TRANSITION; TRANSITION DIFFICULTIES

          During the third and fourth quarters of the fiscal year ended March 31, 1995, and throughout the fiscal year ended March 31, 1996, the Company experienced problems in executing a transition to a SonicStudio product line including a new DSP card, the UltraSonic Processor ("USP"). In November 1994 at the Audio Engineering Society ("AES") fall convention in San Francisco, the Company introduced major changes to its SonicStudio product line, including the introduction of its new UltraSonic Processor ("USP") for higher end SonicStudio configurations as well as a repositioning of SonicStudio systems based on the SSP-3 DSP card. The Company incorporates the USP card in SonicStudio configurations priced at the mid-range and upper-end of the SonicStudio product line. The USP, like the SSP-3 card, is a high performance signal processing card that allows the input, output, storage, and retrieval of digital audio.

Compared to the SSP-3 card, the USP offers higher processing speeds and the ability to handle more channels of digital audio input and output per card, as well as the ability to play back from hard disk a larger number of tracks of digital audio.

          The Company experienced a number of difficulties in connection with the product transition which are discussed more fully in the Company's Form 10-K for the fiscal year ending March 31, 1996 on file with the Securities and Exchange Commission.

SONICSTUDIO SOFTWARE

          All SonicStudio systems include a library of software tools that enable a broad range of professional audio processing applications, including:

     . RECORDING/LOADING - Professionals may record and load onto the SonicStudio's hard disks at any resolution from 16 to 24 bits, and at any of four standard professional sampling rates. The background loading feature allows professionals to process one segment of program material while other segments of program material are being prepared for processing.

     . EDITING - Professionals are free to "cut and paste" sound on SonicStudio's hard disks into any sequence, leaving the originally recorded sound unchanged. Volume changes and cross fades from one sound segment to another are all performed in real-time. The operator has a high degree of control over cross fades with a virtually unlimited selection of fade durations, fade curves and fade relationships. Collectively, these editing features offer professionals highly refined control over the sound during preparation of music and dialog material.

     . SOUND DISPLAY - Professionals can display up to 64 internal tracks either as waveforms which give a highly detailed, sample-level view of the sound, as lists of text names and time code data, or as bars indicating the presence or absence of sound. Fast display algorithms permit virtually instantaneous modification, redisplay and audition of edited material.

          In addition, all SonicStudio systems include software that provides audio professionals with the ability to mix and equalize audio material, synchronize material used and processed on SonicStudio with audio material used and processed on external devices, and store and replay certain processing functions such as equalization levels. All SonicStudio systems also facilitate project management by offering organization and flow control of project elements as they are brought onto, off of and through the system.

SONICSTUDIO OPTIONS AND PERIPHERALS

          SonicStudio is offered with a wide range of options. Most options involve additional software and in some cases additional hardware. Options available on the SonicStudio include:

     . NONOISE(R) - The NoNOISE software option equips the SonicStudio with a set of DSP tools for removing hiss, buzz, rumble, clicks, crackles and other noises typically encountered in recording situations. NoNOISE software is typically sold with additional SSP cards. Sonic Solutions received an Emmy(R) award from the National Academy of Television Arts and Sciences in October, 1996, for development of NoNOISE.

     . TIMETWIST - Certain situations require the ability to change the playing time of a particular sound. For example, it may be necessary to shorten a radio commercial to fit into a pre-assigned time slot. In other situations, it may be desirable to change the pitch of a piece of sound without changing the running time. The TimeTwist software option permits users to perform these audio functions with a high degree of fidelity to the original sound and with a wide operating range.

     . MIXING DESK - The Mixing Desk software option adds enhanced equalization and dynamics functions to the SonicStudio. The Mixing Desk option includes more than fifteen different kinds of filters as well as advanced dynamics processing.

     . ADDITIONAL CHANNELS AND TRACKS - The smallest SonicStudio systems include a single SSP-3 card capable of input and output of 2 or 4 channels of digital audio. Additional SSP-3 cards plus associated interface hardware can be added to a SonicStudio system to permit input and output of additional channels in groups of 4. Since each SSP-3 card has direct control over external hard disks, additional cards add to the System's track playback ability. In USP based SonicStudio systems, each additional card enables input and output of up to 16 channels, and playback of 24 or more tracks from hard disk. To date, the largest SonicStudio systems shipped include four USP cards used for audio input, output and playback. Such SonicStudio systems are capable of 64 channels of input and output, and playback of up to 96 independent tracks from the hard disk.

     . PQ EDITING/CD MASTERING PACKAGE - This software option is oriented toward the needs of facilities whose primary activity is preparation of music for release on CDs. It permits users to edit subcode information which permits the random accessing of tracks on CDs, and to input and output CD premasters in a variety of standard formats, including direct recording onto write-once CDs.

SONICSTUDIO CONFIGURATIONS

          The hardware elements of the SonicStudio are combined together with SonicStudio applications software to create various configurations. A great number of combinations are possible. Simple SonicStuio configurations permitting only 4 channels of audio input and output, and a limited range of processing functionality carry a list price/9/ of $8,000, and when combined with typical host computer and hard disk storage, represent a total price to the customer of less than $15,000. A larger SonicStudio system, permitting 24 channels of audio input and output, and supporting a complete range of processing capabilities, would carry a list price of app roximately $15,000, and when combined with typical host computer and hard disk storage, would represent a total customer investment of $25,000.

          All of the Company's current products operate on, and a significant portion of the Company's planned future products will operate on, Macintosh computers. The Company's results of operations could be materially adversely affected if the Company or its customers or dealers are unable to obtain sufficient quantities of Macintosh computers. There can be no assurance that the Macintosh will be a preferred computer in the professional audio market in the future. Any future changes to the operating system or architecture of the Macintosh computer could require the Company to adapt its products to those changes, and any inability to do so, or delays in doing so, could render the Company's current and future products obsolete. In this regard, Apple Computer has introduced new versions of the Macintosh based upon the PowerPC microprocessor. The Company currently supports the PowerPC in "emulation" mode and plans to support PowerPC in "native" mode, in the future. The Company believes that it will be able to make its systems operate on the PowerPC in "native" mode, but there can be no assurance that this development will be completed successfully or in a timely manner. Further, Apple Computer has announced its intention to introduce an advanced operating system for the Macintosh, based on developments originated by NeXT Computer, recently acquired by Apple. There can be no assurance that the Company plans to migrate the Company's products onto such a new operating system or will be able to do so in a timely fashion.

--------------------
/9/ Prices are based on U.S. Domestic list prices in effect as of the date of this report.

SONIC MEDIANET; CHARGES RELATED TO TECHNOLOGY TRANSITION

          Sonic MediaNet is a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types. Sonic MediaNet allows users to share digital audio and other "multimedia" data types efficiently among multiple workers in a facility. Sonic MediaNet combines FDDI or CDDI (fiber-based or copper-based) technology with a special file system running on SCSI disks attached directly to the network cards. This file system, called the Digital Media File System (DMFS), addresses the needs of multimedia applications. In addition to its use in digital audio applications, Sonic MediaNet has uses in other areas of the computer industry whenever work groups wish to collaborate on applications which require high, sustained rates of data transfer, a high degree of compatibility with conventional computing systems and some degree of guaranteed bandwidth. Sonic MediaNet is well-suited to the problems of data sharing typically encountered by users of time sensitive and bandwidth intensive applications such as digital video, computer graphics and desktop publishing. The Company commenced commercial shipments of Sonic MediaNet in the first calendar quarter of 1994.

          The networking market is highly competitive, with purchase decisions influenced by a variety of factors, including the cost of adoption, overall performance, standards compliance and interoperability with other platforms and devices. The networking market is a far more diverse market than the professional audio market the Company has historically addressed and requires a different marketing, sales, distribution and customer support strategy. The Company has limited experience selling, distributing or supporting products such as Sonic MediaNet, and there can be no assurance that the Company will be able to establish the necessary distribution channels to sell and support Sonic MediaNet or that the Company will be successful in marketing and selling Sonic MediaNet or any of its other new products in new market segments. The Company expects expenses to increase to support research and development and sales and marketing efforts related to these new products in fiscal 1998. The Company's results of operations will be materially adversely affected if these new products do not achieve market acceptance.

          During fiscal year 1996, the Company began preparing for transitioning Sonic MediaNet to other, faster networking protocols earlier than it had previously planned, based upon competitive announcements as discussed above in "Early Sonic MediaNet Technology Transition Difficulties" beginning on page 10. In connection with its decision, the Company incurred charges related to the reorganization of its Sonic MediaNet sales and marketing group, accepted certain returns of Sonic MediaNet product from dealers, and established additional reserves against Sonic MediaNet receivables and inventory.

DVD CREATOR

          The Company announced the DVD Creator product line in March, 1996, and commenced limited shipments of DVD Creator in the quarter ending June 30, 1996. DVD Creator includes three separable subsystems capable together of performing all the tasks necessary for producing a finished DVD Video premaster -- the byte stream "image" which is replicated on manufactured DVD discs.

          The DVD-Video format offers content publishers a wide range of features and options. Video is presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. Audio is available in both compressed digital stereo and "surround" formats, as well as uncompressed "PCM" digital audio. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) -- to support different language dialog tracks, or to allow stereo and surround versions of the same audio program. Chapter marks may be specified for random access into the video program. Subpictures (images overlayed on background video or still images) may be included and can be used in a number of ways, for example, to create animated "buttons" to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

          DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroup via the Company's MediaNet networking system.

     . DVD STUDIO - The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of approximately 4 Megabits per second./10/ DVD Creator includes DVD Studio, a system enabling professional users to compress input professional video into the MPEG-2 format. DVD Studio consists of plug in circuit cards for the Macintosh incorporating an MPEG encoding/decoding chipset developed by IBM. Sonic has developed an extensive suite of applications software for DVD Studio to support user control of the encoding process, and facilitate the operation of DVD Studio with standard professional video tape recorders and other typical peripherals.

     . DVD STUDIO AUDIO SYSTEMS - The current audio offering within DVD Creator bundles a standard USP-based SonicStudio system, running on the Macintosh, with special software to perform Dolby Digital and MPEG-2 audio compression and audition. At the current time, real time compression of stereo Dolby Digital and stereo MPEG-2 audio is supported; encoding of 5.1 Dolby Digital/11/,/12/ is supported with an out-of-real time process. It is the Company's intention to support real time encoding of 5.1 Dolby Digital in the summer of 1997, using additional plug-in hardware to enable the process. At the present time there is some confusion in the market regarding the acceptance of MPEG-2 audio surround formats. Sonic has accordingly advised customers that it is the Company's intention to support encoding of such formats within DVD Creator if there is significant demand for them in the marketplace. Conventional sample rate PCM audio (48 kHz) is supported within the standard SonicStudio system included in every DVD Creator Audio System. DVD Creator customers may purchase as an option a special interface box and software supporting high resolution PCM.

     . AUTHORING - DVD Creator's authoring subsystem is currently Scenarist-DVD, developed by Daikin. In the authoring step individual compressed video, audio (compressed and/or uncompressed), graphics, still picture and subpicture elements are assembled, organized, linked with instructions specifying interactivity (i.e, the response DVD players will make based on user manipulation of front panel buttons or remote control buttons), combined and assembled into the final disc image. Because of the large number of possible elements in a DVD title, and the wide degree of interaction supported, Scenarist is a complicated software package. The current version of Scenarist runs on workstations manufactured by Silicon Graphics. The package offers a data entry capability where individual DVD elements contained in individual computer files are logged into a database. A data editor permits the user to associate individual audio, video, still image and subpicture elements with each other for synchronous playback. A scenario editor
--------------------
/10/ Encoding at this bit rate permits an average feature-length movie (135 minutes) to be encoded on a single layer of a single sided DVD disc.

/11/ The Company is a licensee of Dolby Laboratories both with respect to the Dolby Digital patents and with respect to the encoding software.

/12/ In this context "5.1" refers to the number of surround channels supported.
     In Dolby Digital surround audio 6 speakers are utilized, 5 for the main program channels -- Left Front, Center Front, Right Front, Left Rear (or "Left Surround"), and Right Rear (or "Right Surround") -- and 1 for the sub-woofer optimized for playback of low frequency sound.

          permits users to script the flow of playback of a DVD title, both automatic playback and in response to consumer commands. Finally, Scenarist includes software to perform the elaborate "weaving" together of elements, a process referred to as "multiplexing," and then to format the multiplexed data into the micro-UDF file system required by the DVD standard.

     . EMULATION - Because of the complexity of a DVD title, and the absence, currently, of desktop DVD disc recording systems, users of DVD Creator require the ability to preview the results of their decision making before the time consuming and expensive step of cutting a "glass master" at the replication plant. An optional (software and hardware) emulation station permits the user to interact with a DVD title stored as project elements on hard disk prior to final image generation.

          DVD Creator is sold both as a complete package and as separable elements. Customers may purchase a complete DVD Creator system for $175,000, not including host computers or disk storage (which typically would add $50,000 or more to the cost of the system). The DVD Studio system is available in a variety of configurations, with a typical list price of $176,000 for a complete workgroup of systems. The complete DVD Studio video encoding system carries a list price of over $90,000. The DVD Studio complete audio system has a list price of $50,000. Scenarist-DVD carries a list price of $35,000.

          Since the market for DVD premastering is still quite new and the target market is somewhat specialized, the Company offers the current DVD Creator product line with a limited set of options. The Company anticipates that in the future it will introduce other versions of the DVD Creator product line, some with reduced functionality priced more economically to address the needs of budget conscious customers, and some which will carry higher prices to reflect additional value added functionality.

CUSTOMERS

          The SonicStudio product line has been adopted by many professional audio facilities around the world, with more than 3,100 SonicStudio systems shipped to customers, as of March 31, 1997. In addition to sales of SonicStudio direct to end users or to dealers for resale to end users, Sonic Studio is also sold on an OEM basis to customers who incorporate SonicStudio into products of their own. During fiscal year 1997, Sonic's largest such OEM relationship was with Discreet Logic, which incorporates SonicStudio technology into its Flame(TM) and Fire(TM) digital video processing and editing systems.

          Sonic MediaNet is sold to SonicStudio and DVD Creator customers as well as to customers who use Sonic MediaNet with other applications, principally in the pre-press graphic arts industry. As of March 31, 1997, the Company had shipped approximately 4,000 Sonic MediaNet cards. Of these, approximately 2,900 were shipped for use with applications other than with SonicStudio or DVD Creator.

          DVD Creator is sold to professional audio and video facilities, production studios, as well as CD/DVD plants and corporate customers. As of March 31, 1997 Sonic had shipped approximately 64 DVD Creator systems to customers in various locations around the world (not all customers purchased all three subsystems of DVD Creator).

          The Company is not materially dependent on any one customer and no customer accounted for more than 10% of the Company's sales revenue during the fiscal years ended March 31, 1995, 1996 or 1997.

SALES AND DISTRIBUTION

SONICSTUDIO SALES AND DISTRIBUTION

          The Company sells its SonicStudio products through a network of dealers and distributors augmented with sales and technical support which is provided both to dealers/distributors and to customers by the Company's headquarters and regional sales and support staff. Generally, dealers and distributors are assigned a territory on an exclusive, semi-exclusive or non-exclusive basis for part or all of the SonicStudio product line. Sales leads are generated by the Company's dealers and distributors, by the Company's regional sales managers, and by the Company's advertising and other direct marketing activities. The Company works with dealers, distributors and customers to provide technical and sales support as required to facilitate the sales process.

          The complexities of the SonicStudio and the length of the typical sales cycle require the Company's dealers and distributors to possess a high level of technical aptitude, as well as adequate financial resources. Only a limited number of dealers and distributors possess the required technical expertise and financial resources, and the Company has experienced difficulties in identifying and establishing relationships with such dealers and distributors. The Company's business and financial performance may be materially adversely affected by any failure of the Company's distributors and sales force to achieve sales levels consistent with the Company's expectations. This is particularly true with international dealers and distributors which possess additional difficulties with fluctuations in exchange rates, difficulties in managing accounts receivable, tariff regulations, foreign safety and radio frequency emissions regulations and difficulties in obtaining export licenses, among other factors. In addition, certain of the Company's dealers and distributors sell products which may compete directly or indirectly with the Company's products. There can be no assurance that these dealers and distributors will not devote greater resources to selling products from other companies. Failure of the Company's dealers or distributors to successfully market the Company's products could have a material adverse effect on the Company's results of operations.

          Currently, the Company has 20 dealers in the United States and 38 dealers and distributors outside the United States covering more than 40 countries. The Company employs 6 regional sales managers and 2 field sales engineers in North America, Europe and the Pacific Rim supported by a headquarters sales and sales administration staff.

          In the 1997 fiscal year the Company opened a sales and support office in London. In April 1997 the Company opened a sales and support office in Tokyo.

SONIC MEDIANET SALES AND DISTRIBUTION

          The Company sells Sonic MediaNet for use with SonicStudio systems through its SonicStudio sales and distribution channel described above. Sales of Sonic MediaNet for applications other than the SonicStudio, principally graphic arts applications, are made via a network of specialized dealers and a dedicated sales force. As of March 31, 1997 the Company had 30 Sonic MediaNet dealers in North America and 18 outside North America. The Company also employs one full time sales person and one full time customer service representative for Sonic MediaNet.

DVD CREATOR SALES AND DISTRIBUTION

          Since the market for DVD premastering is still quite new, the market is somewhat specialized and the function of generating DVD premasters is complex and unfamiliar to many video and audio professionals, the Company has not yet established an extensive distribution structure for DVD Creator. In the Americas, all sales are currently made directly to end users without dealer assistance (except to provide peripheral packages upon customer request). In Europe, the Company had appointed, by March 31, 1997, 4 dealers covering certain territories within Europe, although certain sales were still handled directly by the Company's direct employees. In the Pacific Rim, the Company had appointed 6 dealers for DVD Creator by March 31, 1997, with some significant portion of sales handled directly by the Company's sales staff.

          The Company anticipates that in the future it will add additional dealers for selling DVD Creator systems. Depending on the evolution of the Company's DVD product line, it may be desirable to establish different dealer structures for various parts of the Company's DVD business.

CUSTOMER SUPPORT

          The Company believes that active customer support is important to professional users, and has therefore made customer support an important part of its strategy. The Company offers the SonicCare maintenance program to SonicStudio and DVD Creator customers. Under this program customers purchase annual service contracts which provide for ongoing software upgrades, telephone support, replacement hardware and preferential access to new products and upgrades. Customers typically add a SonicCare option to their initial system purchase.

          Sonic maintains a staff of product support specialists at the Company's headquarters and in the field. Unlimited telephone support is provided during scheduled support hours to all customers under maintenance contract or initial system warranty. Customer support calls also provide the Company with another means of understanding customer requirements for future product enhancements. In addition, the Company also administers a customer calling program in which customers are contacted by a Sonic customer support representative to assess their level of satisfaction and to acquaint them with new product offerings.

RESEARCH AND DEVELOPMENT

          The Company's research and development strategy continues to be to develop high quality digital media product solutions and related tools for its target markets. The key to this strategy will continue to be the quality and tenure of the Company's research and development personnel and the Company's management. The Company's research and development staff consists of twenty-six hardware and software engineers with technical backgrounds in digital audio signal processing, digital video image processing, distributed networking, and computer systems design.

          Sonic's research and development program emphasizes development of additional products or product enhancements to serve existing market segments as well as extension of existing products to new markets and applications. The Company's development team exhibits a number of technology capabilities including the following which the Company believes are particularly important in light of the Company's strategy:

     . DIGITAL SIGNAL PROCESSING - Sonic's engineering team is experienced at providing DSP solutions which address the quality and performance requirements of audio and video professionals.

     . MEDIA MANIPULATION ARCHITECTURES - The Company's engineers are experienced in dealing with the requirements of high bandwidth, time synchronous multimedia data types in computer-based settings. The Company believes that this has resulted in products which provide cost effective solutions to multimedia data manipulation for professional applications.

     . CRAFT FAMILIARITY - The Company's engineers are experienced in the needs and work patterns of audio, film and video professionals. The Company believes that this has resulted in products which adapt the power of digital technologies to the work habits of creative professionals.

          The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part on its continued ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and evolving industry standards. The Company's research and development efforts are subject to a number of risks, and there can be no assurance that the

Company's research and development efforts will be successful or completed in a timely manner. In addition, future Company products and enhancements may contain undetected or unresolved errors which could adversely impact market acceptance. There can be no assurance that the Company will successfully complete the development of these enhancements and products or that the Company's products will achieve market acceptance. Any delay or failure to complete development of the Company's products and any failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's results of operations.

COMPETITION

          The market for professional audio systems is highly competitive. Digital audio workstations, including systems offered by the Company, currently account for only a small portion of the overall market for professional audio equipment. The Company encounters competition from a large number of companies offering traditional analog production tools, digital tape oriented tools and workstation-based tools. Sonic generally competes against companies on the basis of features, cost effectiveness and product quality, customer support, and marketing and sales efforts. Sonic competes with companies on different bases depending on the nature of the competitor's products. For example, when selling against companies offering a traditional analog solution, the Company competes on the basis of editing capability, industry trends to substitute digital technologies for analog and potential return on investment through productivity and quality gains. When selling against companies offering digital tape-based systems, the Company competes on the basis of speed and ease of editing and processing, and economic and processing efficiencies afforded by workstations. When selling against companies offering digital workstation solutions, the Company competes on the basis of the power and effectiveness of it's software applications, the cost and availability of expansion through optional upgrades and the customer's ability to maintain an integrated system and achieve networking capabilities.

          Many of the Company's competitors have greater financial, technical and marketing resources than Sonic. Traditional professional audio competitors, such as Japan Victor Corporation (JVC), Otari Corp., Sony Corporation and Studer AG (a division of Harmon), which have a major share of the analog and digital tape professional audio market, continue to sell analog and digital-tape based systems. A number of these competitors have introduced, or may be developing, digital audio workstations which will compete more directly with Sonic's products. Divisions of Siemens AG (Siemens Audio) and the Carlton Companies
(SSL), among others, market relatively high end professional disk-based digital audio systems which compete with the upper end and mid-range of Sonic's product line. Some independent companies and some divisions of large musical instrument companies offer hard disk-based digital audio systems which compete with various parts of Sonic's product line, including Avid Technology, Digidesign (a division of Avid Technology), Fairlight, Spectral Synthesis (acquired by Euphonix), Studio Audio and Design, Ltd. (Sadie), Studer Editech (a division of Harmon International), and TimeLine Vista Inc. (WaveFrame), among others. Alesis Corporation and Tascam, Inc. have recently introduced low cost multi-track digital tape systems which compete with the lower end of Sonic's product line. In addition, other companies manufacture various kinds of single function digital audio processing devices which compete with the Company's noise reduction, time compression and reverberation software options, for example, noise reduction modules from Cambridge Audio Research (CEDAR) and time compression, pitch shift, and reverberation modules from Lexicon (a division of Harmon). In the networking area, many companies provide FDDI- and CDDI-compliant solutions, as well as solutions based on alternate network technologies such as Asynchronous Transfer Mode (ATM) and "Fast" Ethernet, which may compete with Sonic MediaNet. Please see discussion "Products - Sonic MediaNet; Charges Related to Technology Transition" beginning on Page 16.

          While the market for DVD premastering systems is still quite new, the Company has already encountered significant competition from a number of different kinds of companies. For example, a number of companies specialize in MPEG video encoding, and many of these have introduced systems compliant with the DVD-Video specification. Among these are C-Cube Microsystems, Digital Vision, Lucent, Minerva, 3DO, Philips, Matsushita, Toshiba, Pioneer, Zapex, and Nuko. In addition, the Company believes that other companies, not currently offering DVD-Video MPEG-2 video compression systems are likely to enter the market for such systems in the forseeable future. Among these are Optivision, Optibase, and Sony. In the DVD-Audio area, Dolby Laboratories, Zapex, Minerva, and other companies already offer, or have announced systems which perform Dolby Digital and/or MPEG-2 audio compression. Authoring systems for DVD-Video are available from or have been announced by Philips, Matsushita, Pioneer, and Hyundai, among others. The Company anticipates that there will be additional competitors offering solutions in some or all of these areas in the near future.

          Sonic's competitors may be able to develop products comparable or superior to those offered by the Company, or to adapt more quickly than the Company to rapidly evolving market requirements and technologies. In addition, other companies possessing competitive technologies or which are active in the Company's markets may attempt to develop products that compete with the Company's products. There can be no assurance that Sonic will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the Company's results of operations.

PROPRIETARY RIGHTS

          The Company's future success will depend in large part on its proprietary technology. The Company relies on a combination of trade secret, copyright law, and trademark law, contracts and technical measures to establish and protect its proprietary rights in its products. The Company's products are generally sold pursuant to purchase and license agreements which contain terms and conditions restricting unauthorized disclosure of the proprietary software embodied in its products. The Company has applied in the United States for patents covering certain of its technology and may apply for additional patents in the future. There can be no assurance that the patents applied for or any additional patents applied for by the Company will issue, or that any patents that may issue will be valid and enforceable. In addition, even if any such patents were enforceable, the Company anticipates that any attempt to enforce its patents will be time consuming and costly.

          Although the Company relies to a great extent on trade secret protection for much of its technology, and has obtained confidentiality agreements from most of its employees, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

          The Company believes that, due to the rapid proliferation of new technologies in the audio, video and general software industries, intellectual property protection of the Company's proprietary technology will be less influential on the Company's ability to compete in its target markets than the ability of the Company's research and development staff to design products that continue to address evolving customer requirements, and the ability of the Company to enter new markets and to service its customers. In addition, the Company has substantial international sales, and the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as do, laws in the United States.

          The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted recently on fundamental technologies in the multimedia area and patents may issue which relate to fundamental technologies incorporated into the Company's products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, would relate to the Company's products. In addition, the Company has never conducted a comprehensive patent search relating to all of the technology used in its products.

Accordingly, there may be issued patents which relate to the Company's products. There can be no assurance that any infringement claims will not be made or that they will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, or in prosecuting infringement claims against third parties. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, as well as substantial damages. Such equitable relief could materially adversely effect the Company's results of operations. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. Failure to obtain any such required license would have a material adverse effect on the Company's results of operations.

          In this regard, the Company has been advised by a patent holder that Sonic MediaNet infringes patents covering basic token ring technology. The Company believes that Sonic MediaNet does not infringe such patents, and that if its does, a license will be available on terms which are reasonable from the Company's point of view. However, there can be no assurance that such a license agreement will be available on terms which will not have a material adverse effect on the Company's results of operations.

          The Company has also been advised that its use of the "MediaNet" trademark infringes the rights of the owner of the trademark "MediaNet" registered for a product line in an application unrelated to the Company's business. The Company has negotiated a non-financial settlement regarding the usage of the MediaNet name with the owner of the registered trademark and the Company believes that the settlement was concluded on terms which are reasonable from the Company's point of view.

MANUFACTURING AND SUPPLIERS

          Sonic's hardware products are either manufactured under contract by various electronics manufacturing and assembly houses in the San Francisco Bay Area or are purchased as completed sub-assemblies from manufacturers. Final assembly, integration and testing is performed at Sonic's Novato, California facility. Generally, Sonic's dealers or third parties supply the Macintosh computer for use with the SonicStudio.

          The Company is dependent on sole-source suppliers for certain key components used in its products, including DSP, AES/EBU audio receiver/transmitter and FDDI chips, all manufactured by Motorola, Inc., SCSI controller chips manufactured by NCR Corp., field programmable logic arrays manufactured by Xilinx, Inc. and Altera, MPEG encoding/decoding chipset manufactured by IBM, CDDI modules manufactured by Cisco Systems, Inc., and specialized static RAM manufactured by Integrated Device Technologies ("IDT"), among others. The Company purchases these sole-source components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components and has no guaranteed supply agreements. In December 1994, the Company experienced shortages in certain key components (IDT Static RAM and Motorola AES Transceivers) for the USP card, the SSP-3 card, and their peripherals. The USP card, the SSP-3 card and their peripherals have several sole-sourced components and the Company cannot guarantee that adequate supplies of these components will be available in future quarters. The Company experienced a supply limitation of DSP chips from Motorola, Inc., in the fall of 1993, which the Company was able to remedy by purchasing DSP chips from other sources at greater cost. Any extended future interruption or limitation in the supply of any of the components currently obtained from a single source could have a material adverse effect on the Company's results of operations. Also, because of the Company's reliance on these sole-source components, the Company may be subject to increases in component costs which could have an adverse effect on the Company's results of operations. In the past, the Company has scheduled introduction of certain products based on the scheduled availability of components from third parties and has experienced delays in the timely availability of these components. If such delays occur in the future, the introduction of the Company's proposed new products would be delayed and could have a material adverse effect on the Company's results of operations.

          Early in the 1997 fiscal year the Company began exploring various "outsourcing" alternatives for further streamlining its manufacturing operations. In the summer of 1996, the Company began shifting various hardware products into an outsourcing arrangement with Time Electronics. Under this arrangement, Time is responsible for purchasing components, assembly into circuit cards, and testing of hardware products. Time's responsibility is to produce according to forecast schedules provided by Sonic. During the quarter ended March 31, 1997, approximately 65% of all product shipped by Sonic during the quarter were procured through this outsourcing program. It is the Company's current intention to continue to shift its production into outsourcing until only new or prototype products are manufactured directly by the Company. Sonic expects that this point will be reached within the 1998 fiscal year.

          While an outsourcing approach presents a number of advantages to Sonic, there are various risks that are an inherent part of such a program. Chief among these is that the the Company's production is significantly dependent on a single source. Financial, operational, or supply problems encountered by Time could result in Sonic's inability to obtain timely delivery of finished product. Any such difficulites would adversely effect the Company's financial results.

BACKLOG

          The Company schedules production based on firm customer commitments and anticipated orders. The Company generally ships its products within one week of acceptance of a customer purchase order and, accordingly, operates with only a little or no backlog. All orders are subject to cancellation or delay by the customer with limited or no penalty. The Company does not believe that the level of backlog is an indicator of the Company's future performance.

EMPLOYEES

          At March 31, 1997, the Company had 90 full-time equivalent employees, including 34 in marketing, sales and customer support, 33 in software and hardware engineering, 13 in manufacturing and 10 in administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other professionals who are in considerable demand and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. The Company believes that it will need to hire additional technical personnel in order to enhance its existing products and to develop new products. If the Company is unable to hire additional technical personnel, the development of new products and enhancements would likely be delayed. The loss of the services of these and other key personnel, particularly Robert J. Doris, Mary C. Sauer and James A. Moorer, or the inability to attract new personnel, could have a material adverse effect upon the Company's results of operations and research and development efforts. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

          Sonic's principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 30,000 square feet under a lease which expires in 2001.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year ended March 31, 1997, the Company did not submit any matters to a vote of its security holders.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company and their ages as of May 31, 1997 are as follows:

--------------------------------------------------------------------------------

      Name          Age                      Position
      ----          ---                      --------
Robert J. Doris     44       President (Chief Executive Officer) and Director

James A. Moorer     51       Senior Vice President of Audio Development and
                             Director

Mary C. Sauer       44       Senior Vice President of Marketing and Sales and
                             Director

A. Clay Leighton    40       Vice President of Finance (Chief Financial Officer)
--------------------------------------------------------------------------------

          ROBERT J. DORIS. Mr. Doris founded Sonic Solutions in 1986 and has served as President and Director of the Company since that time. Prior to 1986 he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University. Mr. Doris is married to Ms. Sauer.

          JAMES A. MOORER. Dr. Moorer joined Sonic Solutions in 1987 and has served as a Vice President and Director of the Company since that time. Dr. Moorer became Senior Vice President of Audio Development in February 1993. Dr. Moorer was the principal developer of the NoNOISE and SonicStudio products.
From 1986 to 1987, Dr. Moorer consulted for NeXT, Inc., on DSP software architecture for audio processing. From 1985 to 1986, he was the Chief Technical Officer at The Droid Works. From 1980 to 1985, he was the digital audio project leader at Lucasfilm, Ltd. Dr. Moorer holds a Ph.D. in Computer Science from Stanford University and S.B. degrees in Applied Mathematics and Electrical Engineering from MIT. In 1991, he won the Audio Engineering Society Bronze Award for lifetime achievement.

          MARY C. SAUER. Ms. Sauer founded Sonic Solutions in 1986 and has served as a Vice President and Director of the Company since that time. Ms. Sauer became Senior Vice President of Marketing and Sales in February 1993. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania and a B.F.A. from Washington University in St. Louis. Ms. Sauer is married to Mr. Doris.

          A. CLAY LEIGHTON. Mr. Leighton joined Sonic Solutions in February 1993 as Vice President of Finance. Prior to joining Sonic, from January 1990 to July 1992 he was Vice President, Finance and CFO for RESNA Industries Inc., an environmental services firm, and from August 1988 to December 1989 he was Vice President, Finance and CFO for Command Data Systems, a software company specializing in software for the public safety market. Mr. Leighton has also worked as strategy consultant for the Boston

Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is listed on the Nasdaq National Market.
As of March 31, 1997 there were approximately 106 registered holders of the Company's common stock. The Company believes, however, that many beneficial holders of its common stock have registered their shares in nominee or street name, and that there are substantially more than 106 beneficial owners. The low price and high price of the Company's common stock during the last eight quarters, are as follows:

                                                 Low Price      High Price
                                                 ---------      ----------
     Quarter ended June 30, 1995.................   $8.750         $12.125

     Quarter ended September 30, 1995............   $9.500         $14.250

     Quarter ended December 31, 1995.............   $5.500         $10.375

     Quarter ended March 31, 1996................   $4.500         $ 7.625

     Quarter ended June 30, 1996.................   $6.375         $12.250

     Quarter ended September 30, 1996............   $5.250         $ 9.750

     Quarter ended December 31, 1996.............   $5.625         $ 9.125

     Quarter ended March 31, 1997................   $5.375         $ 8.250

          The Company has not paid any dividends on its Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing the Company's business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected financial data of the Company for each of the years in the five year period ended March 31, 1997. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The financial statements for the periods ended March 31, 1993, 1994, 1995, 1996 and 1997 have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

                                                        Years Ended March 31,
                                             --------------------------------------------
                                              1993      1994     1995     1996      1997
                                             ------    ------   ------   ------    ------
                                                  (in thousands except share amounts)

STATEMENT OF OPERATIONS DATA:
Net revenue.............................     $9,426    15,278   20,154   13,944    15,911
Cost of revenue.........................      3,282     5,576    7,676    7,344     7,432
                                             ------    ------   ------   ------    ------
Gross profit............................      6,144     9,702   12,478    6,600     8,479
Operating expenses:
   Marketing and sales..................      1,799     3,891    5,198    5,873     6,000
   Research and development.............      1,279     1,598    2,417    2,961     5,737
   General and administrative...........      1,104     1,234    1,627    2,668     1,837
                                             ------    ------   ------   ------    ------
       Total operating expenses.........      4,182     6,723    9,242   11,502    13,574
                                             ------    ------   ------   ------    ------
Operating income (loss).................      1,962     2,979    3,236   (4,902)   (5,095)
Other income (expense)..................         (7)       19      298      176       (96)
Pro forma provision for income taxes(1).        745     1,025        -        -         -
                                             ------    ------
Provision (benefit) for income taxes....          -         -    1,000   (1,169)        -
                                                                ------   ------    ------
Pro forma net income(1).................     $1,210     1,973        -        -         -
                                             ------    ------
Net income (loss).......................          -         -    2,534   (3,557)   (5,191)
                                                                ------   ------    ------
Pro forma net income per share (1)......     $ 0.20      0.31        -        -         -
                                             ------    ------
Net income (loss) per share.............          -         -     0.33    (0.48)    (0.69)
                                                                ------   ------    ------
Shares used in computing per share
 amounts................................      6,107     6,379    7,726    7,447     7,542

BALANCE SHEET DATA:
Working capital.........................     $1,651    12,343   13,529    8,384     6,263
Total assets............................      4,663    18,644   21,712   16,107    15,889
Shareholders' equity....................      2,545    13,724   16,332   12,912     8,430

_______________


          (1) The Company elected to be treated as an S Corporation for federal income tax purposes for the period January 1, 1989 through July 31, 1993. As such, the Company did not pay federal income taxes during that period; the Company's taxable income was included in the personal tax returns of the shareholders of the Company. The Statement of Operations Data includes a pro forma provision for income taxes, computed at the effective corporate rate on the net income of the Company of 38.1% and 34.2% for the fiscal years ended March 31, 1993 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW, FORWARD LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

          The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the six fiscal years ended March 31, 1996, and approximately half of the Company's net revenue during the fiscal year ended March 31, 1997. The Company's future success will depend in part on sales of the SonicStudio to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will also depend in large part on sales of the DVD Creator system which accounted for approximately half of the Company's net revenue in the fiscal year ended March 31, 1997.

          SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware, as well as peripheral devices such as disk drives and CD printers which are purchased as complete or largely complete devices from other manufacturers. SonicStudio is integrated with a Macintosh computer which is not typically provided by the Company. The Company's gross margin on the software and Sonic manufactured hardware is generally over 60%, and the gross margin on hardware peripheral devices is generally less than 30%. As a result, overall gross margin from period to period will vary depending on the volume of peripheral devices relative to Sonic developed software and Sonic manufactured hardware included in net revenue. During fiscal year 1996, the Company's gross margins were negatively impacted as a result of the various extra costs associated with the problems experienced in executing a transition to a SonicStudio product line including the USP card, as discussed in "UltraSonic Processor Product Transition; Transition Difficulties" beginning on Page 11.

          In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than SonicStudio. In the fiscal year ended March 31, 1997, Sonic MediaNet revenues constituted approximately 9% of Company revenues. Of total Sonic MediaNet sales during fiscal 1997, approximately 65% were for use with applications other than SonicStudio.

          Sonic MediaNet allows users to share digital audio and other "multimedia" data types efficiently among multiple workers in a facility. Sonic MediaNet consists of specialized network adapter plug in cards installed in the NuBus or PCI bus of an Apple Macintosh computer. Sonic MediaNet combines FDDI or CDDI (fiber-based or copper-based) technology with a special file system running on SCSI disks attached directly to the network cards. This file system, called the Media Optimized File System, addresses the needs of multimedia applications. In addition to its use in digital audio applications, Sonic MediaNet has uses in other areas of the computer industry whenever work groups wish to collaborate on applications which require high, sustained rates of data transfer, a high degree of compatibility with conventional computing systems and some degree of guaranteed bandwidth.

          In the last quarter of fiscal 1996, the Company became aware of competitive announcements which would significantly reduce demand for Sonic MediaNet in the prepress industry. Based on these announcements, the Company began preparing for transitioning the current Sonic MediaNet product, which included various charges to the 1996 fiscal year results of operations, as discussed in "Early Sonic MediaNet Technology Transition Difficulties" beginning on Page 10.

          It is the Company's intention to introduce in fiscal 1998 a second generation Sonic MediaNet product line, incorporating newer networking technologies and supporting increased performance levels. There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company including slow sales or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on revenues in future periods.

          In the fall of 1995, Apple Computer discontinued sales of Macintosh computers with NuBus interfaces, transitioning to a product line based exclusively on the PCI bus. While compatible equipment suppliers ("clone" makers) have continued to supply NuBus computers until recently, they also have signaled their intention to transition to product lines based exclusively on the PCI bus. Shortly before the end of the 1996 fiscal year, the Company began shipping Sonic MediaNet cards compatible with the PCI bus.

          During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. For the fiscal year ended March 31, 1997, DVD Creator Systems constituted approximately 46% of the Company's net revenue.

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

          The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Such costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. See Note 5 to Notes to Financial Statements.

RESULTS OF OPERATIONS

          The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for fiscal years 1995 through 1997:

                                                        Years ended March 31,
                                            -----------------------------------------
                                                 1995          1996          1997
                                            ------------   ------------   -----------
Net revenue                                  100.0  %       100.0  %       100.0  %
Cost of revenue                                 38.1         52.7           46.7
                                              ------        -----          -----
Gross profit                                    61.9         47.3           53.3
Operating expenses:
     Marketing and sales                        25.8         42.1           37.7
     Research and development                   12.0         21.2           36.1
     General and administrative                  8.0         19.2           11.5
                                              ------        -----          -----
Total operating expenses                        45.8         82.5           85.3
                                              ------        -----          -----
Operating income (loss)                         16.1        (35.2)         (32.0)
Other income (expense)                           1.5          1.3           (0.6)
Provision (benefit) for income taxes...          5.0         (8.4)             -
                                              ------        -----          -----
Net income (loss)                               12.6%       (25.5) %       (32.6) %
                                              ------        -----          -----

COMPARISON OF FISCAL YEARS ENDED MARCH 31

          Net Revenue.  Net revenue decreased from $20,154,000 in fiscal 1995 to
          -----------
$13,944,000 in fiscal 1996 and increased to $15,911,000 in fiscal 1997, representing a decrease of 30.8% and an increase of 14.1%, respectively. The decrease in net revenue in fiscal 1996 is primarily the result of problems associated with the delivery of reliably working UltraSonic Processor ("USP") systems and to an unexpectedly early transition in the Sonic MediaNet product line. In connection with the Sonic MediaNet transition, the Company reorganized its Sonic MediaNet sales and marketing group, accepted certain returns of Sonic MediaNet product from dealers, and established additional reserves against Sonic MediaNet receivables and inventory. In fiscal year 1996, the Company experienced problems in executing a transition to a SonicStudio product line including a new DSP card, the USP. See discussion "UltraSonic Processor Product Transition, Transition Difficulties" beginning on Page 11. The increase in net revenue in fiscal 1997 is primarily due to sales of DVD Creator systems, which is partially offset by the decrease in SonicStudio sales due to a general weakness in sales of professional audio workstations, and a decrease in Sonic MediaNet sales. The Company began shipping its DVD Creator systems during the quarter ended June
30, 1996.

          International sales accounted for 44%, 53% and 45% of net revenue for the years ended March 31, 1995, 1996 and 1997, respectively. See Note 11 of Notes to Financial Statements. International sales as a percentage of net revenue increased in fiscal 1996 primarily due to the increase in sales in the Pacific Rim. International sales as a percentage of net revenue decreased in fiscal 1997, primarily due to higher initial sales of DVD Creator in North America. The Company expects that international sales will continue to represent a significant percentage of future revenue. International sales accounted for 60% of net revenue in the quarter ended March 31, 1997.

          Cost of Revenue.   Cost of revenue, as a percentage of net revenue,
          ---------------
increased from 38.1% for fiscal 1995 to 52.7% for fiscal 1996 and decreased to 46.7% for fiscal 1997. The increase for fiscal year 1996 is primarily due to the additional costs related to the USP product transition difficulties. During the third quarter of fiscal year 1996, the Company specifically identified approximately $415,000 of additional costs related to the transition. The Company believes that there were significant additional costs related to the rework, repair, swap of USP's during the transition and other services performed during the 1996 fiscal year which were not separately identified. See discussion "UltraSonic Processor Product Transition, Transition Difficulties" beginning on Page 11. During fiscal year 1996, the Company realized a charge of $350,000 related to the unexpectedly early technology transition in the Company's Sonic MediaNet product line. See discussion "Products - Sonic MediaNet; Charges Related to Technology Transition" beginning on Page 14. The decrease in cost of revenue for fiscal year 1997 is primarily due to the higher margins attained on DVD Creator systems as well as the reduction of the additional costs incurred in the prior year associated with the product transitions. Cost of revenue for the fiscal year 1997 included a charge of approximately $281,000 for inventory write-down related to the discontinuance of the Sonic Cinema product line (Sonic Cinema was a system for Video CD premastering and the predecessor to DVD Creator. See discussion "Sonic Cinema & DVD Creator").

          Marketing and Sales.  Marketing and sales expenses increased from
          -------------------
$5,198,000 in fiscal 1995 to $5,873,000 in fiscal 1996 to $6,000,000 in fiscal
1997. Marketing and sales represented 25.8%, 42.1% and 37.7% of net revenue for fiscal 1995, 1996 and 1997, respectively. The Company's marketing and sales headcount decreased from thirty-two at March 31, 1995 to thirty-one at March 31, 1996 and increased to thirty-four at March 31, 1997. Marketing and sales expenses increased in fiscal 1996 due to increased participation at major trade shows and increased sales and marketing activities related to Sonic MediaNet. In fiscal 1996, marketing and sales, as a percentage of net revenue, increased significantly due to lower than anticipated revenues. In fiscal 1997, marketing and sales increased primarily due to the increase in headcount and the enhanced advertising and marketing related to the DVD Creator system product line. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue decreased from 6.0% in fiscal 1996 to 4.2% in fiscal 1997. The decrease in the dealer and employee commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from direct sales (which generally involve a commission payable to dealers) to dealer sales (where no commission is payable to dealers).

          Research and Development.  Research and development expenses increased
          ------------------------
from $2,417,000 in fiscal 1995 to $2,961,000 in fiscal 1996 to $5,737,000 in fiscal 1997. Research and development represented 12.0%, 21.2% and 36.1% of net revenue in fiscal 1995, 1996 and 1997, respectively. The Company capitalizes a portion of its software development costs in accordance with statement of Financial Accounting Standard No. 86. Research and development expenses increased in dollar amounts each year due to an increase in the number of software and hardware engineers from twenty-two at March 31, 1995 to twenty-six at March 31, 1996 to thirty-three at March 31, 1997. In fiscal 1997, research and development expenses also increased due to the significant increase of consulting and prototype expenses associated with the development of the DVD Creator system. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects. In fiscal 1997, research and development, as a percentage of net revenue, increased significantly due to the investment made in the DVD Creator system.

          General and Administrative. General and administrative expenses
          --------------------------
increased from $1,627,000 in fiscal 1995 to $2,668,000 in fiscal 1996 and decreased to $1,837,000 in fiscal 1997. General and administrative expenses represented 8.0%, 19.2% and 11.5% of net revenue in fiscal 1995, 1996 and 1997, respectively. Included in the fiscal year 1996 amount is a charge of $570,000 related to the unexpectedly early technology transition in the Company's Sonic MediaNet product line. Please see discussion "Products - Sonic MediaNet; Charges Related to Technology Transition" beginning on Page 14. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

          Other Income, Net. Other income for fiscal years ended March 31, 1995
          -----------------
and 1996 is primarily due to interest income received on investments which were purchased with cash not immediately needed for operations. Other expense for fiscal year ended March 31, 1997 is due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist, which is partially offset by the interest income received on investments.

          Provision for Income Taxes.  The Company has presented a provision
          --------------------------
(benefit) for income taxes (for fiscal years 1995 and 1996), computed at the combined federal and state effective corporate rate in accordance with Statement of Financial Accounting Standards No. 109. The effective tax rate for fiscal 1995 was 28.3%, and the effective tax benefit rate for fiscal 1996 was 24.7%. The effective rate for fiscal 1995 was favorably affected primarily as a result of research and development tax credits and the benefit from the establishment of the Company's foreign sales corporation. The tax benefit for fiscal 1996 related to the amount the Company expected to recover in a federal income tax refund. A valuation allowance has been provided for deferred tax assets for which recovery would depend upon future taxable income. During the fiscal year ended March 31, 1996, the Company exhausted it's loss carryback capabilities, therefore, no benefit was recorded during fiscal 1997.

          The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in adjustments based on the actual full year results.

          Liquidity and Capital Resources. In fiscal 1994 the Company completed
          -------------------------------
a private sale of equity securities and an initial public offering of Common Stock which generated net proceeds of approximately $10 million after all expenses and a one time special distribution to the former subchapter S Corporation shareholders.

          In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in December, 1997. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate. On March 31, 1997 no borrowings were outstanding.

          In December, 1996, the Company also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility includes subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 is a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2003, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. The Company recorded $549,000 of deferred interest, which will be amortized to interest expense over the term of the financing facility, attributable to the value of the warrants.

          The Company's operating activities have used cash of $1,456,000, $2,591,000 and $34,000 in fiscal 1995, 1996 and 1997, respectively. During fiscal year 1995 cash was used to purchase inventory and to support an increase in accounts receivables. Inventory increased primarily due to the introduction of new products including Sonic MediaNet, USP and peripheral devices. Accounts receivable increased due to difficulties in collecting amounts due for USP based SonicStudio systems (see discussion "UltraSonic Processor Product Transition; Transition Difficulties" beginning on Page 11). During fiscal years 1996 and 1997, cash was used primarily to fund the operating loss. During fiscal year 1997 the cash used to fund the operating loss was substantially offset by the improvement in collection of receivables and the receipt of the income tax refund. The management of the Company believes that existing cash, cash equivalents and short term investments, available credit and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least fiscal 1998.

          As of March 31, 1997, the Company had cash, cash equivalents and short term investments of $4,806,000 and working capital of $6,263,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow on pages 34 through 49.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sonic Solutions:

We have audited the financial statements of Sonic Solutions as listed in the accompanying index in Item 14. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 1996 and 1997 and the results of its operations and its cash flows for the each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  KPMG Peat Marwick LLP


San Jose, California
April 29, 1997

                                SONIC SOLUTIONS

                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                 March 31,
                                             ----------------
                 ASSETS                       1996      1997
                 ------                      -------   ------
Current assets:
  Cash and cash equivalents...............   $1,086     4,806
  Short-term investments..................    2,106         -
  Accounts receivable, net of allowance
   for returns and doubtful accounts of
   $1,690 and $588 at March 31, 1996 and
   1997, respectively.....................    4,101     3,105

  Inventory...............................    1,881     1,275
  Refundable income taxes.................    1,600       450
  Prepaid expenses and other current
   assets.................................      476       719
  Deferred income taxes...................      293         -
                                             ------    ------
     Total current assets.................   11,543    10,355
  Fixed assets, net.......................    2,684     3,154
  Purchased and internally developed
   software costs, net....................    1,273     1,954
  Other assets............................      607       426
                                             ------    ------

        Total assets......................  $16,107    15,889
                                             ======    ======

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Accounts payable and accrued
   liabilities............................   $2,753     2,971
  Deferred revenue and deposits...........      442       705
  Subordinated debt, current portion......        -       347
  Current portion of obligations under
   capital leases.........................        -        69
                                             ------    ------
     Total current liabilities............    3,195     4,092
                                             ------    ------

Subordinated debt, net of current portion.        -     3,195
Obligations under capital leases, net
 of current portion.......................        -       172
                                             ------    ------
        Total liabilities.................    3,195     7,459
                                             ------    ------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value, 30,000,000
 shares authorized; 7,493,628
 and 7,595,897 shares issued and
 outstanding at March 31, 1996 and
 1997, respectively.......................   13,133    13,840
Accumulated deficit.......................     (219)   (5,410)
Unrealized gain (loss) on investments.....       (2)        -
                                             ------    ------

   Total shareholders' equity.............   12,912     8,430
                                             ------    ------

  Total liabilities and shareholders'
   equity.................................  $16,107    15,889
                                             ------    ------

                See accompanying Notes to Financial Statements.

                                SONIC SOLUTIONS

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                               Years Ended March 31,
                                           -----------------------------
                                              1995      1996      1997
                                           ---------  --------  --------
Net revenue.............................    $20,154    13,944    15,911

Cost of revenue.........................      7,676     7,344     7,432
                                            -------    ------    ------

                                             12,478     6,600     8,479
Gross profit                                -------    ------    ------

Operating expenses:
   Marketing and sales..................      5,198     5,873     6,000
   Research and development.............      2,417     2,961     5,737
   General and administrative...........      1,627     2,668     1,837
                                            -------    ------    ------

   Total operating expenses.............      9,242    11,502    13,574
                                            -------    ------    ------

   Operating income (loss)..............      3,236    (4,902)   (5,095)

Other income (expense), net.............        298       176       (96)
                                            -------    ------    ------

   Income (loss) before income taxes....      3,534    (4,726)   (5,191)

Provision (benefit) for income taxes....      1,000    (1,169)        -
                                            -------    ------    ------

   Net income (loss)....................    $ 2,534    (3,557)   (5,191)
                                            -------    ------    ------


   Net income (loss) per share..........      $0.33     (0.48)    (0.69)
                                            -------    ------    ------

   Shares used in computing per share
    amounts.............................      7,726     7,447     7,542
                                            -------    ------    ------

                See accompanying Notes to Financial Statements.

                                SONIC SOLUTIONS

                      STATEMENTS OF SHAREHOLDERS' EQUITY


                                (in thousands)

                                                   Common stock                             Unrealized        Total
                                                 ----------------         Accumulated       Gain (Loss)    shareholders'
                                                 Shares    Amount          deficit        on Investments      equity
                                                 ------    ------          -------        --------------      ------
Balances at March 31, 1994...................     7,324     $12,920           804                ---          13,724
  Exercise of common stock options...........        56          70           ---                ---              70
  Unrealized gain on investments.............       ---         ---           ---                  4               4
  Net income.................................       ---         ---         2,534                ---           2,534
                                                  -----     -------        ------              -----          ------
Balances at March 31, 1995...................     7,380      12,990         3,338                  4          16,332
  Exercise of common stock options...........       114         143           ---                ---             143
  Unrealized loss on investments.............       ---         ---           ---                 (6)             (6)
  Net loss...................................       ---         ---        (3,557)               ---          (3,557)
                                                  -----     -------        ------              -----          ------
Balances at March 31, 1996...................     7,494      13,133          (219)                (2)         12,912
 Exercise of common stock options............       102         158           ---                ---             158
 Unrealized gain on investments..............       ---         ---           ---                  2               2
 Issuance of warrants........................       ---         549           ---                ---             549
 Net loss....................................       ---         ---        (5,191)               ---          (5,191)
                                                  -----     -------        ------              -----          ------
Balances at March 31, 1997...................     7,596     $13,840        (5,410)               ---           8,430
                                                  -----     -------        ------              -----          ------

                See accompanying Notes to Financial Statements.

                                SONIC SOLUTIONS
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                          Years Ended March 31,
                                                      ----------------------------
                                                        1995      1996      1997
                                                      --------  -------   --------
Cash flows from operating activities:
Net income (loss)..................................    $ 2,534    (3,557)   (5,191)
Adjustments to reconcile net income (loss)  to
 net cash used in operating activities:
Depreciation and amortization......................        669       900     1,693
Provision for returns and doubtful accounts, net...        378       880       190
Changes in operating assets and liabilities:
  Accounts receivable..............................     (2,411)    1,625       806
  Inventory........................................     (1,777)      886       606
  Refundable income taxes..........................          -    (1,600)    1,150
  Prepaid expenses and other current assets........       (501)      107      (243)
  Other assets.....................................       (388)      (96)      181
  Accounts payable and accrued liabilities.........        735    (1,717)      218
  Deferred revenue and deposits....................        (19)     (116)      263
  Income taxes payable.............................       (364)      (37)     ----
  Deferred income taxes............................       (312)      134       293
                                                       -------    ------    ------
    Net cash used in operating activities..........     (1,456)   (2,591)      (34)
                                                       -------    ------    ------
Cash flows from investing activities:
  Purchase of fixed assets..............                (1,276)   (1,673)   (1,462)
  Additions to purchased and internally developed
   software........................................       (535)     (577)   (1,112)
  Redemption/maturities of short-term investments..      3,317     5,103     2,108
                                                       -------    ------    ------
    Net cash provided by (used in) investing
     activities...............                           1,506     2,853      (466)
                                                       -------    ------    ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options...         70       143       158
  Proceeds from issuances of subordinated debt.....         --        --     3,542
  Borrowings on line of credit.....................        700     3,700       ---
  Repayments of line of credit.....................       (700)   (3,700)      ---
  Principal payments on capital leases.............         --        --       (29)
  Proceeds from issuances of warrants..............         --        --       549
                                                       -------    ------    ------
    Net cash provided by financing activities......         70       143     4,220
                                                       -------    ------    ------
Net increase in cash and cash equivalents..........        120       405     3,720
Cash and cash equivalents, beginning of year.......        561       681     1,086
                                                       -------    ------    ------
Cash and cash equivalents, end of year.............    $   681     1,086     4,806
                                                       -------    ------    ------
Supplemental disclosure of cash flow information:
  Interest paid during year........................          3        28       106
                                                       -------    ------    ------
  Income taxes paid during year....................      1,680       345       ---
                                                       -------    ------    ------
  Noncash financing and investing activities:
    Assets acquired through capital lease..........        ---       ---       270
                                                       -------    ------    ------

                See accompanying Notes to Financial Statements.

                                SONIC SOLUTIONS

                         NOTES TO FINANCIAL STATEMENTS
                         March 31, 1995, 1996 and 1997

(1)       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          (a)  Operations

          Sonic Solutions ("the Company") designs, develops, manufactures and markets digital tools for professionals who manipulate media - sound, images, moving pictures and text - in computer based settings. The Company's principal product- the SonicStudio- is a line of digital audio random access editing and processing systems, commonly known as Digital Audio Workstations. SonicStudios are used by a wide range of audio professionals to prepare recorded sound for release on Digital Audio Compact Discs, for inclusion in film and video sound tracks, and for broadcast on radio and television. The Company's Sonic Cinema product is an optional addition to the SonicStudio for preparing MPEG-1 based Video Compact Discs. The Company's Sonic MediaNet product is an FDDI-compliant, high speed local area network and file management system that is optimized for management of data intensive file transfers typically required in digital video, digital audio, computer graphics and desktop publishing. The Company's DVD Creator product line is a complete workgroup solution for DVD premastering. It includes MPEG-2 video encoding, audio prep and encoding, and Scenarist-DVD software for disc authoring, layout, and formatting. The Company's products generally include application software and specialized hardware installed on a personal computer. The Company's products are designed to improve the productivity and effectiveness of media professionals, enabling them to process and manipulate more material in a given amount of time and to achieve results which would have been impossible using traditional linear analog or digital technology.

          A summary of significant accounting policies applied in the preparation of the accompanying financial statements of the Company follows:

          (b)  Use of Estimates and Certain Concentrations

           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          The Company is dependent on sole-sourced suppliers for certain key components used in its products. The Company purchases these sole-source components pursuant to purchase orders placed from time to time, does not carry significant inventories of these components, and has no guaranteed supply agreements. Any extended future interruption or limitation in the supply of any of the components obtained from a single source could have a material adverse effect on the Company's results of operations.

          The Company's products are primarily compatible with Macintosh personal computers. Although the Company plans to introduce new products compatible with other computer platforms in the future, the financial results of the Company could be materially adversely affected should the industry no longer support the Macintosh platform prior to the new products' release.

          (c)  Revenue Recognition

          Revenue is derived from product sales and maintenance contracts. Revenue from product sales is recognized upon shipment of the products. Revenue from software maintenance, including maintenance bundled with the product sale, is recognized on a straight-line basis over the term of the agreement, generally one year.

          Revenue from sales to distributors and dealers may be subject to agreements allowing limited rights of return and exchange. Accordingly, the Company provides reserves for estimated future returns and exchanges at the time of the sale as a reduction of revenue.

          In the years ended March 31, 1995, 1996 and 1997, no single customer accounted for more than 10% of revenue.

          Cost of revenue includes hardware product costs, third party hardware costs, amortization of capitalized software and third party software royalties.

          (d)  Cash Equivalents

          Cash equivalents consist of short-term, highly-liquid investments with original maturities of ninety days or less. Cash equivalents are generally invested in money market funds.

          (e)  Short-term Investments

          Short-term investments consist almost exclusively of tax free municipal bonds. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

          (f)  Inventory

          Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of raw materials, work in process and original equipment manufacturer's goods.

          (g)  Fixed Assets

          Fixed assets consist of furniture and equipment and are recorded at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Equipment held under capital leases is amortized over the shorter of the lease term of the estimated useful life of the asset.

          (h)  Purchased and Internally Developed Software Costs

          Subsequent to attaining technological feasibility in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", purchased software and software product development costs are capitalized and then amortized over a future period. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

          (i)  Income Taxes

          The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

          (j)  Net Income (loss) Per Share

          Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). The computation assumes no common equivalent shares from stock options where losses exist, as the effect would be anti dilutive.

          The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than earnings per share as presented in the accompanying financial statements and diluted EPS will not differ materially from earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

          (k)  Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk are short-term investments and trade receivables. The Company's investment portfolio consists of municipal bonds and money market securities of various financial institutions. The Company's investments are managed by recognized financial institutions that follow the Company's investment policy. The Company's policy limits the amount of credit exposure in any one issue and management believes no significant concentration of credit risk exists with respect to these investments.

          The Company manufactures and sells its products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of its end users and their dispersion across many geographic sales areas. The Company maintains an allowance for doubtful accounts to protect against potential credit losses.

          (l)  Stock-Based Compensation

          The Company has various stock-based compensation plans, as discussed in Note 8. The Company has accounted for the effect of its stock based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected not to adopt Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and as such has disclosed the pro forma effects on net income
(loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans.

          (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

          (n)  Reclassification

          Certain amounts in 1996 and 1997 financial statements have been reclassified to conform to the 1997 presentation.

(2)  SHORT-TERM INVESTMENTS


     As of March 31, 1997, the Company had no available-for-sale securities. The cost and fair value of available-for-sale securities as of March 31, 1996, by contractual maturity, consisted of (in thousands):

                                         1996
                                         ----
                                           Estimated
                                   Cost    Fair Value
                                  ------   ----------
Due in one year or less........   $  624       $  624
Due in greater than one year...    1,484        1,482
                                  ------       ------
                                  $2,108       $2,106
                                  ======       ======

(3)  INVENTORY


     The components of inventory consist of (in thousands):

                                                     March 31,
                                                     ---------
                                                  1996        1997
                                                 ------      -----
Raw materials..............................      $1,180        700
Work-in-process............................         580        500
Original equipment manufacturer's goods....         121         75
                                                 ------      -----
                                                 $1,881      1,275
                                                 ------      -----


(4)  FIXED ASSETS


     Fixed assets consist of (in thousands):

                                               March 31,
                                               ---------
                                            1996      1997
                                           -------    ------
Equipment, furniture and fixtures.......   $ 2,246     3,509
Demonstration equipment.................     1,058     1,375
Parts used in service, not held for sale       958     1,110
                                           -------    ------
                                             4,262     5,994
Less accumulated depreciation...........    (1,578)   (2,840)
                                           -------    ------
                                           $ 2,684     3,154
                                           -------    ------

     Depreciation expense was $479,000, $675,000 and $1,262,000 for the years ended March 31, 1995, 1996, and 1997, respectively. For fiscal year 1997, fixed assets held under capital lease totaled $270,000 and accumulated depreciation on those assets totaled $13,000.

(5)  PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS


     Capitalized software costs consist of (in thousands):

                                        March 31,
                                        ---------
                                      1996       1997
                                   ----------   -------
Purchased software..............      $  190       290
Internally developed software...       1,796     2,808
                                      ------    ------
                                       1,986     3,098
Accumulated amortization........        (713)   (1,144)
                                      ------    ------
                                      $1,273     1,954
                                      ------    ------

     Amortization of capitalized software costs was $190,000, $225,000 and $431,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


     Accounts payable and accrued liabilities consist of (in thousands):

                                             March 31,
                                             ---------
                                          1996      1997
                                         ------    ------
Accounts payable....................       $1,474   1,697
Commissions payable.................          507     401
Accrued compensation and benefits...          334     445
Accrued expenses....................          438     428
                                           ------   -----
                                           $2,753   2,971
                                           ------   -----

(7)  LONG-TERM DEBT AND CREDIT FACILITIES


     In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in December 1997. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this Agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate (9.25% at March 31, 1997). As of March 31, 1997, no borrowings were outstanding.


     Also, in December, 1996, the Company obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility includes subordinated debt and equipment financing. During December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 is a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all the assets of the Company, subordinate to the Silicon Valley Bank Agreement discussed above. Interest on borrowings under these facilities is payable monthly at a rate of 7.75% and 6.75%, respectively. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2003, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. The Company recorded $549,000 of debt discount, which is being amortized to interest expense over the term of the financing facility, attributable to the value of the warrants.

(8)  SHAREHOLDERS' EQUITY

     Stock Options

     Under the Company's September 1989 Stock Option Plan (the Plan), options to purchase up to an aggregate of 2,090,000 shares of common stock may be granted to key employees, directors and consultants. Grants of options to the directors of the Company may not exceed 140,000 shares. The Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. The Board of Directors and/or the President administer the Plan.

     During 1995, the Company adopted the 1994 NonEmployee Directors Stock Option Plan which provides for the grant of stock options to the Company's nonemployee directors. Under this plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. During fiscal 1995, options under this plan were granted to purchase 2,000 shares at a price per share of $10.25. There were 2,000 options outstanding at March 31, 1997, at a price of $10.25 per share, of which 1,000 were exercisable.

     A summary of the Company's option plans is presented below:

                                                      1995                          1996                            1997
                                            ------------------------       ------------------------       ------------------------
                                                        Weighted-                      Weighted-                      Weighted-
                                                         average                        average                        average
                                            Options   Exercise price       Options   Exercise price       Options   Exercise price
                                            -------   --------------       -------   --------------       -------   --------------
Outstanding at beginning of year........    483,000       $1.730           526,191       $3.289           820,398       $4.917
Granted.................................    135,100        8.451           522,500        6.191           310,400        6.306
Exercised...............................    (55,799)       1.193          (114,071)       1.257          (102,269)       1.655
Forfeited...............................    (36,110)       4.992          (114,222)       6.895          (198,830)       6.190
                                            -------                       --------                       --------
Outstanding at end of year..............    526,191       $3.289           820,398       $4.917           829,699       $5.534
                                            =======                       ========                       ========

Options exercisable at year end.........    248,090       $1.485           275,675       $2.760           308,723       $4.447

Weighted-average fair value of options
  granted during the year...............        ---                         $3.624                         $3.730


ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has recorded no compensation costs related to its stock option plans for the years ended March 31, 1995, 1996 and 1997.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income and net income per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net loss and net loss per share for the years ended March 31, 1996 and 1997 would have been decreased as indicated below (in thousands, except per share data):

                                                  March 31,
                                                  ---------
                                                 1996    1997
                                                 ----    ----
     Net loss                As Reported         $3,557   $5,191
                             Pro Forma           $3,636   $5,603

     Net loss per share      As Reported         $ 0.48   $ 0.69
                             Pro Forma           $ 0.49   $ 0.74

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997; risk-free interest rate of 5.59% and 6.31%; expected life of 4 years; 73% expected volatility; and no dividends.

     The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 and 1997, and does not consider compensation costs for stock options granted prior to April 1, 1995.

     The following table summarizes information about stock options outstanding at March 31, 1997:

                                         Options Outstanding                            Options Exercisable
                        ------------------------------------------------------   -----------------------------------
                             Number        Weighted-average                           Number
                           Outstanding        Remaining       Weighted Average      Outstanding     Weighted Average
Exercise Prices         at March 31, 1997  Contractual Life    Exercise Price    at March 31, 1997   Exercise Price
---------------         -----------------  ----------------    --------------    -----------------   --------------
From $0.43 to $1.00         31,167                3.42              $0.775           31,167                $0.775
From $1.14 to $1.71         75,318                5.92               1.482           72,983                 1.477
From $2.00 to $2.86         16,553                6.44               2.159           12,614                 2.121
From $3.57 to $4.29         20,821                6.58               4.286           17,142                 4.286
From $5.50 to $7.50        657,682                8.98               6.190          160,145                 6.276
From $8.00 to $11.50        28,158                8.02               9.233           14,672                 9.245
                           -------          ----------          ----------          -------            ----------
From $0.43 to $11.50       829,699                8.35              $5.534          308,723                $4.447
                           =======          ==========          ==========          =======            ==========

(9)  INCOME TAXES


          Income tax expense (benefit) consists of the following for the years ended March 31:


                   Current       Deferred       Total
                  ---------   --------------   -------
                            (in thousands)

1995:
     Federal      $  1,045        (274)            771
     State             267         (38)            229
                  --------        ----          ------
                  $  1,312        (312)          1,000
                  --------        ----          ------

1996:
     Federal       ($1,304)         83          (1,221)
     State               2          50              52
                  --------        ----          ------
                   ($1,302)        133          (1,169)
                  --------        ----          ------

1997:
     Federal         ($293)        293               -
     State               -           -               -
                  --------        ----          ------
                     ($293)        293               -
                  ========        ====          ======

     The differences between income taxes computed using the statutory federal income tax rate and that shown in the statements of operations are summarized as follows (in thousands):

                                                                1996       1997
                                                                ----       ----
Computed tax at statutory rate............................    $(1,607)   $(1,765)
Tax credits utilized......................................        (43)      (201)
State taxes, net of federal benefit.......................       (198)        --
Tax exempt interest income................................        (71)       (25)
Current year net operating losses, temporary differences
  and credits for which no benefit was recognized.........         --      1,681
Change in beginning of year valuation allowance ..........        746        293
Other.....................................................          4         17
                                                              -------    -------
                                                              $(1,169)   $     -
                                                              -------    -------

The components of deferred taxes are as follows at March 31 (in thousands):


                                                                  1996      1997
                                                                 ------    ------
Deferred tax assets:
 Accounts receivable........................................    $  673        252
 Inventories................................................       544        459
 Tax credit carryforwards...................................       222      1,013
 Net operating losses (state)...............................       162      1,843
 Accrued vacation pay.......................................        36         50
 State taxes................................................        --         --
 Commissions................................................        18         29
 Warranty and other.........................................        18         22
                                                                ------     ------
   Gross deferred tax assets................................     1,673      3,668
   Valuation allowance......................................      (746)    (2,784)
                                                                ------     ------
   Total deferred tax assets, net of valuation allowance....       927        884

Deferred tax liabilities:
 Fixed assets...............................................      (198)      (172)
 Internally developed software..............................      (436)      (712)
                                                                ------     ------

          Total deferred tax liability......................      (634)      (884)
                                                                ------     ------

          Net deferred taxes................................    $  293          -
                                                                ======     ======

     The net change in the valuation allowance for the year ended March 31, 1997 was an increase of approximately $2,038,000. Management believes that sufficient uncertainty exits regarding the future realization of certain deferred tax assets and that, a valuation allowance is required.

     As of March 31, 1997, the Company has cumulative federal and California net operating losses of approximately $4,600,000 and $3,100,000 which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire in the year 2012. The California tax loss carryforwards will expire beginning in the year 2001 through 2002.

(10) COMMITMENTS AND CONTINGENCIES

     (a)  Leases

          In December, 1996, the Company entered into a leasing agreement to finance the purchase of up to $1,000,000 in equipment, as discussed in Note 7. Lease terms under the agreement are for 42 months and are secured by the leased equipment. The Company also leases certain facilities and equipment under noncancelable operating leases. Future payments under capital and operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,                                      Capital   Operating
                                                           Leases      Leases
1998.....................................................     84         680
1999.....................................................     79         702
2000.....................................................     74         705
2001.....................................................     36         705
2002.....................................................      -         705
Thereafter...............................................      -         117
                                                            ----       -----
Total minimum lease payments.............................    272       3,614
                                                                       =====
Less amount representing interest........................    (31)

Less current portion of obligations under capital lease..    (69)
                                                            ----
Long-term obligations under capital lease................   $172
                                                            ====

     Rent expense under operating leases for the years ended March 31, 1995, 1996 and 1997 was approximately $288,000, $447,000 and $610,000, respectively.

     (b)  Benefit Plan

          The Company sponsors a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by the Company.

     (c)  Other

          The Company is from time to time subject to routine claims and litigation incidental to it's business. The Company believes that the results of these matters will not have a material adverse effect on the Company's financial condition.

(11) INDUSTRY AND GEOGRAPHIC INFORMATION


     The Company operates in a single industry segment and markets its products in the United States and in foreign countries through its sales to personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):


                                                      Year Ended March 31,
                                                      --------------------
                                                   1995      1996      1997
                                                   ----      ----      ----
North America (substantially all United States).  $11,264   6,565     8,780
Export:
   Europe.......................................    4,233    2,451    2,763
   Pacific Rim..................................    3,981    4,181    3,491
   Other international..........................      676      747      877
                                                  -------   ------   ------
       Total net revenue                          $20,154   13,944   15,911
                                                  -------   ------   ------

      Foreign based assets were insignificant as of March 31, 1996 and 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by this Item with respect to executive officers is set forth in Part I of this Report and the information with respect to directors is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.  FINANCIAL STATEMENTS.

            Included in Part II of this report:

            Report of Independent Auditors (page 34 of this Report).

            Balance Sheets as of March 31, 1996 and March 31, 1997.

            Statements of Operations for each of the three years in the period ended March 31, 1997.

            Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1997.

            Statements of Cash Flows for each of the three years in the period ended March 31, 1997.

            Notes to Financial Statements (pages 39 through 49 of this Report).

     (a)2.  FINANCIAL STATEMENTS SCHEDULES.

            Included in Part IV of this report:

            Schedule II  Valuation and Qualifying Accounts

            All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

     (a)3.  EXHIBITS:
            3.1         (1)   Restated Articles of Incorporation

            3.2         (1)   Amended and Restated By-Laws

            4.1         (1)   Specimen Common Stock Certificate

            4.2         (1)   Investors' Rights Agreement dated August 20, 1993
                              between the Investors listed on the Schedule of Investors thereto and the Company

            4.3         (1)   Right of Last Refusal, Co-Sale and Shareholders'
                              Option Agreement dated August 20, 1993 between the
                              Investors listed on the Schedule of Investors thereto and the Company

           10.1         (1)   Amended and Restated Stock Option Plan

           10.2         (1)   Lease Agreement dated December 16, 1991 between
                              Phoenix Leasing Incorporated and the Company

           10.3         (1)   Loan Agreement dated November 28, 1993 between
                              Bank of America and the Company

           10.4         (1)   Agreement dated September 28, 1993 between JL
                              Cooper Electronics and the Company

          10.5         (1)   Form of Indemnity Agreement

          10.6 Lease Agreement dated January 26, 1995 between Golden Gate Plaza and the Company

          11.1               Statement of computation of earnings per share

          24.1               Power of Attorney (see pages 53 and 54)

_______________

(1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

     (b)  REPORTS ON FORM 8-K:  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 25th day of June, 1997.

                                       SONIC SOLUTIONS



                                       By /s/  Robert J. Doris
                                          --------------------
                                           Robert J. Doris
                                           President


                              POWERS OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Doris, Mary C. Sauer, and A. Clay Leighton, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                     DATE
          ---------                           -----                     ----
/s/  Robert J. Doris            President and Director              June 25, 1997
-----------------------------   (Principal Executive Officer)
Robert J. Doris

/s/  James A. Moorer            Senior Vice President of Audio      June 25, 1997
-----------------------------   Development and Director
James A. Moorer

/s/  Mary C. Sauer              Senior Vice President of            June 25, 1997
-----------------------------   Marketing and Sales and Director
Mary C. Sauer

/s/  Michael C. Child           Director                            June 25, 1997
-----------------------------
Michael C. Child

/s/  Robert M. Greber           Director                            June 25, 1997
-----------------------------
Robert M. Greber

/s/  Peter J. Marguglio         Director                            June 25, 1997
-----------------------------
Peter J. Marguglio

/s/ A. Clay Leighton            Vice President of Finance and       June 25, 1997
-----------------------------   Chief Financial Officer
A. Clay Leighton                (Principal Financial Accounting
                                Officer)

                                                                     SCHEDULE II
                                SONIC SOLUTIONS

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1995, 1996 and 1997
                                (in thousands)


                                          Balance at   Charged to   Charged                   Balance
                                          ----------   ----------   --------                 ---------
                                          beginning    costs and    to other                 at end of
                                          ----------   ----------   --------                 ---------
                                          of period     expenses    accounts   Deductions     period
                                          ----------   ----------   --------   -----------   ---------
Year ended March 31, 1995
     Allowance for doubtful accounts...       $  273          325        ---          (86)         512
     Allowance for returns.............          159          ---        150          (11)         298
                                              ------          ---        ---       ------        -----
                                              $  432          325        150          (97)         810
                                              ------          ---        ---       ------        -----

Year ended March 31, 1996
     Allowance for doubtful accounts...       $  512          593        ---          ---        1,105
     Allowance for returns.............          298          ---        287          ---          585
                                              ------          ---        ---       ------        -----
                                              $  810          593        287          ---        1,690
                                              ------          ---        ---       ------        -----

Year ended March 31, 1997
     Allowance for doubtful accounts...       $1,105           90        ---         (974)         221
     Allowance for returns.............          585          ---        100         (318)         367
                                              ------          ---        ---       ------        -----
                                              $1,690           90        100       (1,292)         588
                                              ------          ---        ---       ------        -----

INDEX TO EXHIBITS

      3.1           1    Restated Articles of Incorporation
      3.2           1    Amended and Restated By-Laws
      4.1           1    Specimen Common Stock Certificate
      4.2           1    Investors' Rights Agreement dated August 20, 1993
                         between the Investors listed on the Schedule of
                         Investors thereto and the Company
      4.3           1    Right of Last Refusal, Co-Sale and Shareholders' Option
                         Agreement dated August 20, 1993 between the Investors
                         listed on the Schedule of Investors thereto and the
                         Company
     10.1           1    Amended and Restated Stock Option Plan
     10.2           1    Lease Agreement dated December 16, 1991 between Phoenix
                         Leasing Incorporated and the Company
     10.3           1    Loan Agreement dated November 28, 1993 between Bank of
                         America and the Company
     10.4           1    Agreement dated September 28, 1993 between JL Cooper
                         Electronics and the Company
     10.5           1    Form of Indemnity Agreement
     10.6                Lease Agreement dated January 26, 1995 between Golden
                         Gate Plaza and the Company
     11.1                Statement of computation of earnings per share
     24.1                Power of Attorney (see pages 53 and 54)

_______________

1 Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.