Form 10-Q
period 1997-06-30
SONIC SOLUTIONS/CA/
filed 1997-08-14
CIK 916235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from           to
                                                         ----------   --------
Commission File Number:  72870



                                 SONIC SOLUTIONS
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                    93-0925818
       (State or other jurisdiction of                      (I.R.S.Employer
        incorporation or organization)                       Identification No.)

       101 ROWLAND WAY, SUITE 110  NOVATO, CA                94945
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:          (415) 893-8000
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

                                   Yes x No _
                                      --

The number of outstanding shares of the registrant's Common Stock on July 30, 1997, was 7,598,397.

                                 SONIC SOLUTIONS

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



                                TABLE OF CONTENTS

                                                                            PAGE

PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Balance Sheets as of March 31, 1997
                and June 30, 1997.....................................         3

                Condensed Statements of  Operations for the
                quarter ended June 30, 1996 and 1997.................          4

                Condensed Statements of Cash Flows for the
                quarter ended June 30, 1996 and 1997.................          5

                Notes to Condensed Financial Statements..............          6

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations........          9


PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K.....................         15

                Signatures...........................................         16

                Index to Exhibits....................................         17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       CONDENSED FINANCIAL STATEMENTS

                                 Sonic Solutions
                           Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                                           1997
                                                                                            ------------------------------
                                         ASSETS                                                  March 31       June 30
                                         ------                                             ----------------  ------------
                                                                                                               (unaudited)
Current Assets:
  Cash and cash equivalents............................................................         $ 4,806           $ 1,979
  Short-term investments...............................................................               -             2,513
  Accounts receivable, net of allowances for returns and doubtful accounts of $588 and $629 at March 31, 1997 and June 30,
    1997, respectively................................................................            3,105             3,656
  Inventory...........................................................................            1,275             1,602
  Prepaid expenses and other current assets...........................................              719               565
  Refundable income taxes.............................................................              450               441
                                                                                                 ------            ------
                  Total current assets.................................................          10,355            10,756
Fixed assets, net......................................................................           3,154             3,212
Purchased and internally developed software costs, net.................................           1,954             2,222
Other assets...........................................................................             426               287
                                                                                                -------           -------
                  Total assets.........................................................         $15,889           $16,477
                                                                                                =======            ======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
         Accounts payable and accrued liabilities......................................         $ 2,971           $ 3,863
         Deferred revenue and deposits.................................................             705               748
         Subordinated debt, current portion............................................             347             2,965
         Current portion of obligations under capital leases...........................              69                92
                                                                                                -------           -------

                  Total current liabilities............................................           4,092             7,668
                                                                                                -------           -------
Subordinated debt, net of current portion..............................................           3,195               577
Obligations under capital leases, net of current portion...............................             172               204
                                                                                                -------           -------

                  Total liabilities....................................................           7,459             8,449
                                                                                                -------           -------

Commitments and contingencies
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares authorized; 7,595,897 and
     7,596,029 shares issued and outstanding at March 31, 1997
     and June 30, 1997, respectively...................................................          13,840            13,843
Accumulated deficit....................................................................          (5,410)           (5,815)
                                                                                                -------           -------

                  Total shareholders' equity...........................................           8,430             8,028
                                                                                                -------           -------
         Total liabilities and shareholders' equity....................................         $15,889           $16,477
                                                                                                =======           =======

            See accompanying Notes to Condensed Financial Statements.

                                 Sonic Solutions
                      Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)


                                                                               Quarter Ended June 30,
                                                                               ----------------------
                                                                                  1996          1997
                                                                                  ----          ----

Net revenue............................................................            $2,458         5,924
Cost of revenue........................................................             1,666         2,385
                                                                                    -----         -----

         Gross profit..................................................               792         3,539
                                                                                    -----         -----

Operating expenses:
         Marketing and sales...........................................             1,576         1,952
         Research and development......................................             1,057         1,498
         General and administrative....................................               533           373
                                                                                    -----         -----


         Total operating expenses......................................             3,166         3,823
                                                                                    -----         -----

         Operating loss................................................            (2,374)         (284)

Other income (expense).................................................                25          (121)
                                                                                    -----         -----


         Loss before income taxes......................................            (2,349)         (405)

Provision for income taxes.............................................                 -             -
                                                                                    -----         -----

         Net loss......................................................           ($2,349)        $(405)
                                                                                   ======        ======

         Net loss per share............................................            ($0.31)       ($0.05)
                                                                                   ======        ======



         Shares used in computing per share amounts....................             7,503         7,596
                                                                                    =====         =====












            See accompanying Notes to Condensed Financial Statements.

                                 Sonic Solutions
                      Condensed Statements of Cash Flows
                           (in thousands -- unaudited)

                                                                                      Quarter Ended June 30,
                                                                                      ----------------------
                                                                                          1996      1997
                                                                                          ----      ----

    Cash flows from operating activities:
         Net loss                                                                        ($2,349)       (405)
         Adjustments to reconcile net loss to net cash provided by
         operating activities:
             Depreciation and amortization............................................       210         491
             Provision for returns and doubtful accounts..............................         -          41
             Changes in operating assets and liabilities:
                  Accounts receivable.................................................       861        (592)
                  Inventory...........................................................      (416)       (327)
                  Refundable income taxes.............................................         -           9
                  Prepaid expenses and other current assets...........................      (196)        154
                  Other assets........................................................        22         139
                  Accounts payable and accrued liabilities............................     1,128         892
                  Deferred revenue and deposits.......................................       693          43
                                                                                           -----       -----
                      Net cash provided by (used in) operating activities.............       (47)        445
                                                                                           -----       -----

    Cash flows from investing activities:
         Purchase of fixed assets.....................................................      (452)       (419)
         Additions to purchased and internally developed software.....................      (208)       (398)
         Purchase of short-term investments...........................................         -      (2,513)
         Redemption/maturities of short-term investments..............................     1,308           -
                                                                                           -----       -----
             Net cash provided by (used in) investing activities......................       648      (3,330)
                                                                                           -----       -----

    Cash flows from financing activities:
         Proceeds from exercise of common stock options...............................        46           3
         Principal payments on capital leases.........................................         -          55
                                                                                           -----       -----
             Net cash provided by financing activities................................        46          58
                                                                                           -----       -----

    Net increase (decrease) in cash and cash equivalents.............................        647     (2,827)

    Cash and cash equivalents, beginning of period....................................     1,086       4,806
                                                                                           -----       -----

    Cash and cash equivalents, end of period..........................................    $1,733       1,979
                                                                                          ======       =====

    Supplemental disclosure of cash flow information:

         Interest paid during period..................................................         -          59
                                                                                           -----       -----
         Income taxes paid during period..............................................         -           1
                                                                                           -----       -----
           Noncash financing and investing activities:
           Assets acquired through capital lease......................................         -          71
                                                                                           -----       -----



            See accompanying Notes to Condensed Financial Statements.

                                 SONIC SOLUTIONS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 1997, filed with the Securities and Exchange Commission.

(2)      SHORT-TERM INVESTMENTS

         Short-term investments consist almost exclusively of commerical paper. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

(3)      NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. The computation assumes no common equivalent shares from stock options outstanding, as the effect would be anti dilutive.

         The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, "Earnings Per Share." SFAS no. 128 requires the presentaton of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than earnings per share as the Company has historically presented. Computations for loss periods should not change significantly.

(4)      INVENTORY

         The components of inventory consist of (in thousands):

                                                    March 31,     June 30,
                                                      1997          1997

Raw materials..................................       $700            981
Work-in-process................................        500            415
Original equipment manufacturers goods.........         75            206
                                                    ------        -------
                                                    $1,275          1,602
                                                    ======        =======

(5)      INCOME TAXES

         The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(6)      INDUSTRY AND GEOGRAPHIC INFORMATION

         The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):

                                                               June 30,
                                                          1996         1997
                                                          ----         ----
North America (substantially all United States)...      $1,242         2,458
Export:
         Europe...................................         528         1,391
         Pacific Rim..............................         452         1,633
         Other international......................         236           442
                                                           ---        ------

              Total net revenue                         $2,458         5,924
                                                        ======         =====


         Foreign based assets were insignificant as of March 31, 1997 and June 30, 1997.

(7)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that fianancial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

         Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW, FORWARD LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS


         The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the six fiscal years ended March 31, 1996, and approximately half of the Company's net revenue during the fiscal year ended March 31, 1997. The Company's future success will depend in part on sales of the SonicStudio to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will also depend in large part on sales of the DVD Creator system which accounted for approximately half of the Company's net revenue in the fiscal year ended March 31, 1997 and for approximately 52% of the Company's net revenue in the quarter ended June 30, 1997.

         SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware. SonicStudio is integrated with a Macintosh computer and peripheral devices such as disk drives and CD printers which are now not typically provided by the Company.

         In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than SonicStudio. In the fiscal year ended March 31, 1997, and the first quarter ended June 30, 1997, Sonic MediaNet revenues constituted approximately 9% and 6% of Company revenues. Of total Sonic MediaNet sales during fiscal 1997, and the first quarter ended June 30, 1997, approximately 65% and 63% were for use with applications other than SonicStudio.

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

         During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. For the fiscal year ended March 31, 1997, and the first quarter ended June 30, 1997, DVD Creator Systems constituted approximately 46% and 52% of the Company's net revenue. During the three months ended June 30, 1996, the gross margins were negatively impacted as a result of the costs associated with the DVD Creator systems shipped for which revenue was not fully recognized.

         DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroup via the Company's MediaNet networking system. DVD Creator is sold both as a complete package and as separable elements. The main separate elements in a DVD Creator system include (1) a video encoding station which incorporates specialized circuit cards designed by the Company, based on an IBM chip set, and which compresses professional format digital video into either the MPEG-1 or MPEG-2 format required by the DVD-Video specification; (2) an audio prep and encoding station which incorporates the Company's USP audio processing cards, and permits assembly of audio tracks into either the PCM, Dolby Digital, or MPEG-2 formats supported by the DVD-Video specification, and (3) an authoring system called Scenarist developed by Daikin Industries of Japan. The elements and operation of the Company's DVD Creator system are described in more detail in the Company's Annual Report for the fiscal year ending March 31, 1997, on Form 10-K on file with the Securities and Exchange Commission.

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


         The Company provides the Scenarist authoring system as well as emulation software and some other software tools (the "Daikin Software") pursuant to the terms of certain agreements with Daikin Industries of Japan and its subsidiaries (the "Daikin Agreements"). Under the Daikin Agreements, the Company enjoys certain exclusive distribution rights with respect to certain of the Daikin software packages, in particular with respect to the main DVD-Video authoring package called Scenarist -2. Under the terms of the Daikin Agreements, the Company's exclusivity will lapse in the fall of 1997, though the Company may continue to distribute the Daikin Software after that time on a non-exclusive basis. Since it is the Company's belief that customers for DVD-Video premastering systems wish to purchase complete solutions, it is possible that availability of the Daikin Software through other channels will negatively impact the Company's market position. The Company is continually evaluating alternative software tools for DVD production, both those produced by third parties and those produced by the Company's engineers. It is possible that the Company will commence distribution of such software tools in the near future. However, introduction of new software tools, particularly in a technically complex area such as DVD-Video premastering, is a process which involves a number of risks, among them the chance of technical difficulties with such new tools, and the possibility that the user interface, or working procedures associated with such a tool will be rejected in the marketplace. If the Company undertakes distribution of such other DVD-Video authoring tools, and it encounters such difficulties, then the Company's results of operations would be adversely affected.

         Since the market for DVD premastering is still quite new and the target market is somewhat specialized, the Company currently offers a limited DVD Creator product line. The Company anticipates that in the future it will introduce additions to the DVD Creator product line, some with reduced functionality priced more economically to address the needs of budget conscious customers, and some which will carry higher prices to reflect additional value added functionality. There can be no assurance that the Company will be successful in developing such additions to the product line, or that, if successfully developed, such additions to the product line will be attractive to customers.

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

 RESULTS OF OPERATIONS

                  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 1996 and 1997:

                                             Quarter Ended June 30
                                            1996               1997
                                            ----               ----
    Net revenue.....................        100.0%             100.0%
    Cost of revenue.................         67.8               40.3
                                           ------             ------
    Gross profit....................         32.2               59.7
    Operating expenses:
      Marketing and sales...........         64.1               33.0
      Research and development......         43.0               25.2
      General and
       administrative...............         21.7                6.3
                                           ------             ------
    Total operating expenses........        128.8               64.5
                                           ------             ------
    Operating loss..................        (96.6)              (4.8)
    Other income (expense)..........          1.0               (2.0)
    Provision for income taxes......           .0                 .0
                                           ------             ------
    Net loss........................        (95.6)%             (6.8)%
                                           =======            ======




COMPARISON OF FIRST QUARTERS ENDED JUNE 30

         NET REVENUE. Net revenue increased from $2,458,000 for the first quarter ended June 30, 1996 to $5,924,000 for the first quarter ended June 30, 1997, representing an increase of 141.0%. The increase in net revenue is primarily due to sales of DVD Creator systems. The Company began shipping its DVD Creator systems during the quarter ended June 30, 1996.

         International sales accounted for 49.5% and 58.5% of net revenue for the first quarter ended June 30, 1996 and 1997, respectively. See Note 6 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue increased primarily due the increase in sales in the Pacific Rim and European markets. The Company expects that international sales will continue to represent a significant percentage of future revenue.

         COST OF REVENUE. Cost of revenue, as a percentage of net revenue, decreased from 67.8% for the first quarter ended June 30, 1996 to 40.3% for the first quarter ended June 30, 1997. Cost of revenue for the first quarter ended June 30, 1997, improved primarily due sales product mix and the higher margins realized on DVD sales, and the overall increase in sales volume.

         MARKETING AND SALES. Marketing and sales expenses increased from $1,576,000 for the first quarter ended June 30, 1996 to $1,952,000 for the first quarter ended June 30, 1997. Marketing and sales represented 64.1% and 33.0% of net revenue for the first quarter ended June 30, 1996 and 1997, respectively. The Company's marketing and sales headcount increased from thirty at June 30, 1996 to thirty-four at June 30, 1997. Marketing and sales expenses increased due to increased participation at major trade shows, primarily the NAB tradeshow held in April, 1997, and enhanced advertising and marketing related to the DVD Creator system product line. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue increased from 4.9% for the first quarter ended June 30, 1996 to 5.6% for the first quarter ended June 30, 1997. The increase in the dealer and employee commission expense, as a percentage of net revenue, is primarily due to the commissions associated with the DVD Creator system sales.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from $1,057,000 for the first quarter ended June 30, 1996 to $1,498,000 for the first quarter ended June 30, 1997. Research and development expenses represented 43.0% and 25.2% of net revenue for the first quarter ended June 30, 1996 and 1997, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses increased in dollar amount primarily due to increase in headcount and increase of consulting and prototype expenses. Headcount for research and development increased from thirty-two at June 30, 1996 to thirty-seven at June 30, 1997. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system. These consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of hardware development projects. Research and development expenses, as a percentage of net revenue, decreased significantly due to the significant increase in revenue primarily related to sales of the DVD Creator system.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $533,000 for the first quarter ended June 30, 1996 to $373,000 for the first quarter ended June 30, 1997. General and administrative expenses represented 21.7% and 6.3% of net revenue for the first quarter ended June 30, 1996 and 1997, respectively. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

         OTHER INCOME (EXPENSE). Other income for the first quarter ended
June 30, 1996 was primarily due to interest income received on investments which were purchased with cash not immediately needed for operations. Other expense for the first quarter ended June 30, 1997 was primarily due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist, which is partially offset by the interest income received on investments.

         PROVISION FOR INCOME TAXES. The Company has presented a provision for income taxes, computed at the combined federal and state effective corporate rate in accordance with Statement of Financial Accounting Standards No. 109. No provision was made for incomes taxes for the first quarter ended June 30, 1996 and 1997, respectively. During the fiscal year ended March 31, 1996, the Company exhausted it's loss carryback capabilities, therefore, no benefit was recorded.

         The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual full year results.

         LIQUIDITY AND CAPITAL RESOURCES. In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1998. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate. On June 30, 1997 no borrowings were outstanding.

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

         The Company's operating activities have used cash of $47,000 in the first quarter ended June 30, 1996 and generated cash of $445,000 in the first quarter ended June 30, 1997. Cash was used for the purchase of inventory and capital assets in the first quarter ended June 30, 1996. Cash was generated in the first quarter ended June 30, 1997 primarily due to increase in trade payables. The management of the Company believes that existing cash, cash equivalents and short term investments, and cash generated from operations will be sufficient to meet the Company's cash and investment requirements at least through the first quarter of fiscal 1999.

         As of June 30, 1997, the Company had cash, cash equivalents and short term investments of $4,492,000 and working capital of $3,088,000.

         This Management's discussion and analysis should be read in conjunction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1997.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS
                  11.1  Statement re: Computation of Per Share Amounts
                  27.1  Financial Data Schedule

           (b)    REPORTS ON FORM 8-K
                  None.

                                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 10th day of August, 1997.



       SONIC SOLUTIONS

                Signature                                         Date

       /s/ Robert J. Doris                               August 10, 1997
       ---------------------------
           Robert J. Doris
           President and Director (Principal Executive
           Officer)


       /s/ A. Clay Leighton                              August 10, 1997
       -----------------------------
           A. Clay Leighton
           Vice President of Finance and Chief Financial
           Officer (Principal Financial Accounting
           Officer)