Form 10-Q
period 1997-09-30
SONIC SOLUTIONS/CA/
filed 1997-11-14
CIK 916235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997 or


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from             to
                                   -------------  ----------------------

Commission File Number:  72870


                                SONIC SOLUTIONS
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                        93-0925818
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                        Identification No.)

 101 ROWLAND WAY, SUITE 110  NOVATO, CA                       94945
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (415) 893-8000
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

                           Yes  [x]         No [ ]
                                 -              -

The number of outstanding shares of the registrant's Common Stock on October 31, 1997, was 7,633,466.

                                SONIC SOLUTIONS

                                   FORM 10-Q

               For the quarterly period ended September 30, 1997



                               TABLE OF CONTENTS


                                                                   PAGE
PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Balance Sheets as of March 31, 1997
            and September 30, 1997................................   3

            Condensed Statements of  Operations for the
            three and six months ended September 30, 1996 and 1997   4

            Condensed Statements of Cash Flows for the
            six months ended September 30, 1996 and 1997..........   5

            Notes to Condensed Financial Statements...............   6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........   8


PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders...  14

ITEM 6.     Exhibits and Reports on Form 8-K......................  14

Signatures........................................................  15

Index to Exhibits.................................................  16

                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                           CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                      1997
                                                                                           ----------------------------
                                    ASSETS                                                 March 31,      September 30,
                                    ------                                                 ---------      -------------
                                                                                                           (unaudited)
Current Assets:
    Cash and cash equivalents..........................................................     $ 4,806          $ 2,791
    Accounts receivable, net of allowance for returns and doubtful accounts of $588
     and $629 at March 31, 1997 and September 30, 1997, respectively...................       3,105            3,631
    Inventory..........................................................................       1,275            1,989
    Prepaid expenses and other current assets..........................................         719              793
    Refundable income taxes............................................................         450              441
                                                                                            -------          -------
           Total current assets.........................................................     10,355            9,645
Fixed assets, net......................................................................       3,154            3,202
Purchased and internally developed software costs, net.................................       1,954            2,734
Other assets...........................................................................         426              377
                                                                                            -------          -------
           Total assets.................................................................    $15,889          $15,958
                                                                                            =======          =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities...........................................     $ 2,971          $ 4,681
    Deferred revenue and deposits......................................................         705              808
    Subordinated debt, current portion.................................................         347            3,049
    Current portion of obligations under capital leases................................          69              103
                                                                                            -------          -------

          Total current liabilities....................................................       4,092            8,641
                                                                                            -------          -------
Subordinated debt, net of current portion..............................................       3,195              485
Obligations under capital leases, net of current portion...............................         172              211
                                                                                            -------          -------

          Total liabilities............................................................       7,459            9,337
                                                                                            -------          -------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares authorized; 7,595,897 and
 7,630,133 shares issued and outstanding at March 31, 1997 and
 September 30, 1997, respectively......................................................      13,840           13,889
Accumulated deficit....................................................................      (5,410)          (7,268)
                                                                                            -------          -------

          Total shareholders' equity...................................................       8,430            6,621
                                                                                            -------          -------
          Total liabilities and shareholders' equity...................................     $15,889          $15,958
                                                                                            =======          =======

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                      CONDENSED STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts - unaudited)

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                          September 30,         September 30,
                                          -------------         -------------
                                         1996      1997        1996       1997
                                         ----      ----        ----       ----
Net revenue........................    $ 4,645    $4,714     $ 7,103    $10,638
Cost of revenue....................      1,869     2,286       3,535      4,671
                                       -------    ------     -------    -------
     Gross profit..................      2,776     2,428       3,568      5,967
                                       -------    ------     -------    -------
Operating expenses:
     Marketing and sales...........      1,300     1,920       2,876      3,872
     Research and development......      1,651     1,469       2,708      2,967
     General and administrative....        503       373       1,036        746
                                       -------    ------     -------    -------
     Total operating expenses......      3,454     3,762       6,620      7,585
                                       -------    ------     -------    -------
     Operating loss................       (678)   (1,334)     (3,052)    (1,618)
Other income (expense).............          4      (119)         29       (240)
                                       -------     -----     -------    -------
     Loss before income taxes......       (674)   (1,453)     (3,023)    (1,858)

Provision for income taxes.........          -         -           -          -
                                       -------   -------     -------    -------
     Net loss......................   ($   674) ($ 1,453)   ($ 3,023)  ($ 1,858)
                                       =======   =======     =======    =======
     Net loss per share............   ($  0.09) ($  0.19)   ($  0.40)  ($  0.24)
                                       =======   =======     =======    =======

     Shares used in computing per
      share amounts................      7,524     7,614       7,514      7,605
                                       =======   =======     =======    =======



           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                      CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands, - unaudited)

                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                  September 30,
                                                                                                  -------------
                                                                                             1996               1997
                                                                                             ----               ----
Cash flows from operating activities:
  Net loss..............................................................................    ($3,023)           ($1,858)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................        748              1,068
    Changes in operating assets and liabilities:
       Accounts receivable..............................................................      1,608               (526)
       Inventory........................................................................         91               (714)
       Prepaid expenses and other current assets........................................      1,010                (65)
       Other assets.....................................................................         88                 49
       Accounts payable and accrued liabilities.........................................        522              1,702
       Deferred revenue and deposits....................................................        240                103
                                                                                           --------           --------
         Net cash provided by (used in) operating activities............................        525               (241)
                                                                                           --------           --------
Cash flows from investing activities:
  Purchase of fixed assets..............................................................       (880)              (717)
  Additions to purchased and internally developed software..............................       (445)            (1,067)
  Redemption/maturities of short-term investments.......................................      2,108                  -
                                                                                           --------           --------
    Net cash provided by (used in) investing activities.................................        783             (1,784)
                                                                                           --------           --------
Cash flows from financing activities:
  Proceeds from exercise of common stock options........................................         73                 49
  Principal payments on capital leases..................................................          -                (39)
                                                                                           --------           --------
    Net cash provided by financing activities...........................................         73                 10
                                                                                           --------           --------
Net increase (decrease) in cash and cash equivalents....................................      1,381             (2,015)
Cash and cash equivalents, beginning of period..........................................      1,086              4,806
                                                                                           --------           --------
Cash and cash equivalents, end of period................................................   $  2,467           $  2,791
                                                                                           ========           ========
Supplemental disclosure of cash flow information:
  Interest paid during period...........................................................   $      -           $    136
                                                                                           ========           ========
  Income taxes paid during period.......................................................   $      -           $      2
                                                                                           ========           ========
  Noncash financing and investing activities:
      Assets acquired through capital lease.............................................   $      -           $    112
                                                                                           ========           ========


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

(2)  NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. The computation assumes no common equivalent shares from stock options outstanding, as the effect would be anti dilutive.

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods basic EPS will be higher than earnings per share and diluted EPS will not differ materially from earnings per share as the Company has historically presented. Computations for loss periods should not change significantly.

(3)  INVENTORY

     The components of inventory consist of (in thousands):

                                                     March 31,     September 30,
                                                     ---------     -------------
                                                        1997            1997
                                                       ------          -----
Raw materials.....................................     $  700          1,320
Work-in-process...................................        500            411
Original equipment manufacturers goods............         75            258
                                                       ------          -----
                                                       $1,275          1,989
                                                       ======          =====

(4)  INCOME TAXES

     The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(5)  INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):

                                                                  Three Months Ended             Six Months Ended
                                                                  ------------------             ----------------
                                                                     September 30,                September 30,
                                                                     -------------                -------------
                                                                 1996            1997          1996           1997
                                                                ------          -----         ------         ------
        North America (substantially all United States)......   $4,018          2,807         $5,260          5,266
        Export:
            Europe...........................................      425          1,113            953          2,503
            Pacific Rim......................................      104            794            556          2,427
            Other international..............................       98             --            334            442
                                                                ------          -----         ------         ------
                       Total net revenue.....................   $4,645          4,714         $7,103         10,638
                                                                ======          =====         ======         ======

       Foreign based assets were insignificant as of March 31, 1997 and September 30, 1997.

(6)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statment. The Company is in the process of determining its preferred format. This Statment is effective for fiscal years beginning after December 15, 1997.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW, FORWARD LOOKING STATEMENTS AND CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

     To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, among others, the timely introduction and acceptance of new products, costs associated with new products introductions, the transition of products to new hardware configurations and platforms, and other factors, including those discussed in the Company's annual and quarterly reports on file with the Securities and Exchange Commission. This report should be read in conjunction with the Company's most recent annual report on Form 10-K on file with the Securities and Exchange Commission, which contains a more detailed discussion of the Company's business including risks and uncertainties that may affect future results.

     The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the six fiscal years ended March 31, 1996, and approximately half of the Company's net revenue during the fiscal year ended March 31, 1997. SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware. SonicStudio is integrated with a Macintosh computer and peripheral devices such as disk drives and CD printers which are now not typically provided by the Company. The Company's future success will depend in part on sales of the SonicStudio to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have in the past depended upon the substitution of digital audio workstations for other existing technologies. The Company believes that as a greater number of audio professionals have moved to workstations, industry-wide shipments of professional digital audio workstations have slowed or declined. Accordingly, Sonic's ability to increase sales of professional audio workstations will henceforth depend on factors which encourage existing audio workstation users to add or switch to SonicStudio products. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will also depend in large part on sales of the DVD Creator system which accounted for approximately half of the Company's net revenue in the fiscal year ended March 31, 1997 and for approximately 60% of the Company's net revenue for the six months ended September 30, 1997.

     In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types. In the fiscal year ended March 31, 1997, and the six months ended September 30, 1997, Sonic MediaNet revenues constituted approximately 9% and 5% of Company revenues. Of total Sonic MediaNet sales during fiscal 1997, and the six months ended September 30, 1997, approximately 65% and 63% were for use with applications other than Sonic-manufactured workstations.

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

     During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. For the fiscal year ended March 31, 1997, and the six months ended September 30, 1997, DVD Creator Systems constituted approximately 46% and 60% of the Company's net revenue.

     DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroup via the Company's Sonic MediaNet networking system. DVD Creator is sold both as a complete package and as separable elements. The main separate elements in a DVD Creator system include
(1) a video encoding station which incorporates specialized circuit cards designed by the Company, based on an IBM chip set, and which compresses professional format digital video into either the MPEG-1 or MPEG-2 format required by the DVD-Video specification; (2) an audio prep and encoding station which incorporates the Company's USP audio processing cards, and permits assembly of audio tracks into either the PCM, Dolby Digital, or MPEG-2 formats supported by the DVD-Video specification, and (3) an authoring system. The elements and operation of the Company's DVD Creator system are described in more detail in the Company's Annual Report for the fiscal year ending March 31, 1997, on Form 10-K on file with the Securities and Exchange Commission.

     The DVD-Video format offers content publishers a wide range of features and options. Video is presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. Audio is available in both compressed digital stereo and "surround" formats, as well as uncompressed "PCM" digital audio. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) - to support different language dialog tracks, or to allow stereo and surround versions of the same audio program. Chapter marks may be specified for random access into the video program. Subpictures (images overlayed on background video or still images) may be included and can be used in a number of ways, for example, to create animated "buttons" to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

     Since the introduction of its DVD Creator product line, the Company has provided as the format authoring element of its offering the Scenarist authoring software package running on computers manufactured by Silicon Graphics as well as emulation software and some other software tools designed by Daikin Industries, Ltd. of Japan (the "Daikin Software") pursuant to the terms of certain agreements with Daikin and its subsidiaries (the "Daikin Agreements"). Under the Daikin Agreements, the Company had certain exclusive distribution rights with respect to certain of the Daikin software packages, in particular with respect to the main DVD-Video authoring package called Scenarist-2. Under the terms of the Daikin Agreements, the Company's exclusivity lapsed at the end of September, 1997. In October, 1997, Daikin announced a number of Scenarist-related developments, including distribution agreements permitting a number of companies including Minerva, Digital Vision, CagEnt, and Optibase to distribute Scenarist, as well as an upcoming version of Scenarist designed to run on Windows/NT computers.

          In September, 1997, the Company introduced DVD Producer. DVD Producer is a format authoring package designed to run on the Macintosh computer. Sonic began shipments of early versions of DVD Producer in September 1997 and plans to ship further versions in the last two quarters of the fiscal year ending March 31, 1998. Introduction of new software tools, particularly in a technically complex area such as DVD-Video premastering, is a process which involves a number of risks, among them the chance of technical difficulties with such new tools, and the possibility that the user interface, or working procedures associated with such a tool will be rejected in the marketplace. Accordingly, there can be no assurance that the Company will be successful in distributing the DVD Producer as either a stand alone or a component of the DVD Creator, or that it will be attractive to customers. Further, Scenarist is currently the most widely installed DVD-Video authoring system, and it will now be distributed by a number of companies in addition to Sonic. There can be no assurance that the Company's position in the DVD-Video premastering market will not be seriously negatively affected by the changes in products and distribution described above.

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

     The Company's quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by the Company and its competitors and on the volume and timing of orders, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company normally ships products within one week after receipt of an order. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period A disproportionate percentage of the Company's quarterly net revenue is typically generated in the last few weeks of the quarter. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based primarily on sales forecasts. As a result, if revenue generated in the last few weeks of a quarter do not meet with the Company's forecast, operating results may be materially adversely affected.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 1995 and 1996:

                                             Three Months Ended           Six Months Ended
                                             ------------------           ----------------
                                                September 30,               September 30,
                                                -------------               -------------
                                              1996          1997          1996         1997
                                              ----          ----          ----         ----
 Net revenue...........................      100.0%        100.0%        100.0%        100.0%
 Cost of revenue.......................       40.2          48.5          49.8          43.9
                                            ------        ------        ------        ------
 Gross profit..........................       59.8          51.5          50.2          56.1
 Operating expenses:
   Marketing and sales.................       28.0          40.7          40.5          36.4
   Research and development............       35.6          31.2          38.1          27.9
   General and administrative..........       10.8           7.9          14.6           7.0
                                            ------        ------        ------        ------
 Total operating expenses..............       74.4          79.8          93.2          71.3
                                            ------        ------        ------        ------
 Operating loss........................      (14.6)        (28.3)        (43.0)        (15.2)
 Other income (expense)................         .1          (2.5)           .4          (2.3)
 Provision for income taxes............        0.0           0.0           0.0           0.0
                                            ------        ------        ------        ------
 Net loss..............................      (14.5)%       (30.8)%       (42.6)%       (17.5)%
                                            ======        ======        ======        ======

COMPARISON OF THREE AND SIX MONTHS ENDED SEPTEMBER 30

     NET REVENUE. Net revenue increased from $4,645,000 for the quarter ended September 30, 1996 to $4,714,000 for the quarter ended September 30, 1997, representing an increase of 1.5%. For the six months ended September 30, 1997, net revenue increased from $7,103,000 to $10,638,000 compared to the same period in the prior fiscal year, representing an increase of 49.7%. The increase in net revenue for the six months ended September 30, 1997 is primarily due to the increase in sales of Sonic's DVD Creator System which was first introduced in June 1996.

     International sales accounted for 13.5% and 53.5% of net revenue for the quarters ended September 30, 1996 and 1997, respectively. International sales accounted for 25.9% and 56.3% of net revenue for the six months ended September 30, 1996, and 1997, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue increased primarily due to the increase in sales in the Pacific Rim and European markets. Initial sales of DVD Creator Systems in the six months ended September 30, 1996 were primarily to customers in North America, whereas in the six months ended September 30, 1997 DVD Creator was sold worldwide. The Company expects that international sales will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased from 40.2% for the quarter ended September 30, 1996 to 48.5% for the quarter ended September 30, 1997 primarily due to greater amortization of intangibles and increased manufacturing expenses. Cost of revenue, as a percentage of net revenue, decreased from 49.8% for the six months ended September 30, 1996 to 43.9% for the six months ended September 30, 1997. Cost of revenue for the six months ended

September 30, 1997 improved primarily due to sales product mix and the higher margins realized on DVD sales.


     MARKETING AND SALES. Marketing and sales expenses increased from $1,300,000 for the quarter ended September 30, 1996 to $1,920,000 for the quarter ended September 30, 1997 and increased from $2,876,000 for the six months ended September 30, 1996 to $3,872,000 for the six months ended September 30, 1997. Marketing and sales represented 28.0%, 40.7%, 40.5% and 36.4% of net revenue for the quarters ended September 30, 1996 and 1997 and the six months ended September 30, 1996 and 1997, respectively. Marketing and sales expenses increased primarily due to increased participation at major trade shows, and enhanced advertising and marketing related to the DVD Creator system product line. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue increased from 2.6% for the quarter ended September 30, 1996 to 6.6% for the quarter ended September 30, 1997. The increase in the dealer and employee commission expense, as a percentage of net revenue, is primarily due to the commissions associated with the DVD Creator system sales. The Company's marketing and sales headcount increased from thirty-one at September 30, 1996 to thirty-two at September 30, 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1,651,000 for the quarter ended September 30, 1996 to $1,469,000 for the quarter ended September 30, 1997 and increased from $2,708,000 for the six months ended September 30, 1996 to $2,967,000 for the six months ended September 30, 1997. Research and development represented 35.6%, 31.2%, 38.1% and 27.9% of net revenue for the quarter and six months ended September 30, 1996 and 1997, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses increased for the six months ended September 30, 1997 primarily due to increase in headcount and increase of consulting and prototype expenses. Headcount for research and development increased from twenty-nine at September 30, 1996 to thirty-seven at September 30, 1997. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system. These consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of hardware development projects. Research and development expenses, as a percentage of net revenue, decreased significantly due to the increase in revenue primarily related to sales of the DVD Creator system.

     GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $503,000 for the quarter ended September 30, 1996 to $373,000 for the quarter ended September 30, 1997 and from $1,036,000 for the six months ended September 30, 1996 to $746,000 for the six months ended September 30, 1997. General and administrative expenses represented 10.8%, 7.9%, 14.6% and 7.0% of net revenue for the quarter ended September 30, 1996 and 1997 and the six months ended September 30, 1996 and 1997, respectively. The decrease in general and administrative expenses is primarily due to the reduction in bad debt accrual. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

     OTHER INCOME (EXPENSE). Other income (expense) for the quarter and six months ended September 30, 1997 was primarily due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist obtained in December, 1996, which was partially offset by the interest income received on cash balances.

     BENEFIT FOR INCOME TAXES. No provision was made for income taxes for the quarter or six months ended September 30, 1996 and 1997. During fiscal year ended March 31, 1996, the Company exhausted it's loss carryback capabilities, and therefore no benefit was recorded.

     The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual quarterly results.

     LIQUIDITY AND CAPITAL RESOURCES. In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1998. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate. On September 30, 1997 the Company was in technical default of certain financial covenants in connection with its bank facility, which have been waived by the lender; no borrowings were outstanding.

     In December, 1996, the Company also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility includes subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The $3,000,000 of subordinated debt is due June 30, 1998. The remaining $1,000,000 is a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2003, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. The Company recorded $549,000 of deferred interest, which is amortized to interest expense over the term of the financing facility, attributable to the value of the warrants.

     The Company's operating activities have provided cash of $525,000 for the six months ended September 30, 1996 and used cash of $241,000 for the six months ended September 30, 1997. Cash was generated in the six months ended September 30, 1996 primarily due to the receipt of the income tax refunds received from the Internal Revenue Service. Cash was used for the purchase of inventory and to support the increase in accounts receivable for the six months ended September 30, 1997. The management of the Company believes that existing cash, cash equivalents, and cash generated from operations will be sufficient to meet the Company's cash and investment requirements at least through the first quarter of fiscal 1999. However, management continues to evaluate proposals for additional financing opportunities.

     As of September 30, 1997, the Company had cash and cash equivalents of $2,791,000 and working capital of $1,004,000.

     This Management's discussion and analysis should be read in conjunction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1997.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on September 2, 1997, at the Company's headquarters, the Company shareholders voted to:

     1) Approve Michael C. Child, Robert J. Doris, Robert M. Greber, Peter J. Marguglio, James A. Moorer and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 7,598,397 shares eligible to vote at the meeting: 7,254,645 voted in favor and 17,850 withheld for the approval of Michael C. Child; 7,256,245 voted in favor and 16,250 withheld for the approval of Robert J. Doris; 7,256,245 voted in favor and 16,250 withheld for the approval of Robert M. Greber; 7,252,795 voted in favor and 19,700 withheld for the approval of Peter J. Marguglio; 7,256,245 voted in favor and 16,250 withheld for the approval of James A. Moorer; and, 7,256,245 voted in favor and 16,250 withheld for the approval of Mary C. Sauer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            11.1  Statement Re: Computation of Per Share Amounts.
            27.1  Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of November, 1997.



     SONIC SOLUTIONS

               Signature                                    Date
               ---------                                    ----

/s/ Robert J. Doris                                    November 13, 1997
-----------------------------------------------
  Robert J. Doris
  President and Director (Principal Executive
  Officer)

/s/ A. Clay Leighton                                   November 13, 1997
-----------------------------------------------
  A. Clay Leighton
  Vice President of Finance and Chief Financial
  Officer (Principal Financial Accounting
  Officer)
