Form 10-Q
period 1997-12-31
SONIC SOLUTIONS/CA/
filed 1998-02-13
CIK 916235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1997 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from____________ to_____________

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

                           Yes   x             No
                               -----             ------

The number of outstanding shares of the registrant's Common Stock on January 31, 1998, was 7,653,940.

===============================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

                For the quarterly period ended DECEMBER 31, 1997



                               TABLE OF CONTENTS

                                                                   PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Balance Sheets as of March 31, 1997
           and December 31, 1997.................................   3

           Condensed Statements of  Operations for the
           three and nine months ended December 31, 1996 and 1997   4

           Condensed Statements of Cash Flows for the
           nine months ended December 31, 1996 and 1997..........   5

           Notes to Condensed Financial Statements...............   6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........   9


PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K......................  17

Signatures ......................................................  18

Index to Exhibits ...............................................  19

                          PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                               1997
                                                                                                  --------------------------------
                                        ASSETS                                                    March 31,           December 31,
                                        ------                                                    ---------           ------------
                                                                                                                       (unaudited)
Current Assets:
    Cash and cash equivalents..........................................................             $ 4,806                2,226
    Accounts receivable, net of allowance for returns and doubtful accounts of $588
     and $630 at March 31, 1997 and December 31, 1997, respectively....................               3,105                2,972
    Inventory..........................................................................               1,275                1,692
    Prepaid expenses and other current assets..........................................                 719                  642
    Refundable income taxes............................................................                 450                    -
                                                                                                    -------               ------

          Total current assets.........................................................              10,355                7,532
Fixed assets, net......................................................................               3,154                2,851
Purchased and internally developed software costs, net.................................               1,954                3,161
Other assets...........................................................................                 426                  390
                                                                                                    -------               ------

          Total assets.................................................................             $15,889               13,934
                                                                                                    =======               ======

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities...........................................             $ 2,971                3,911
    Deferred revenue and deposits......................................................                 705                  892
    Subordinated debt, current portion.................................................                 347                3,525
    Current portion of obligations under capital leases................................                  69                  118
                                                                                                    -------               ------

          Total current liabilities....................................................               4,092                8,446
                                                                                                    -------               ------
Subordinated debt, net of current portion..............................................               3,195                    -
Obligations under capital leases, net of current portion...............................                 172                  219
                                                                                                    -------               ------

          Total liabilities............................................................               7,459                8,665
                                                                                                    -------               ------
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value, 30,000,000 shares authorized; 7,595,897 and 7,637,466
 shares issued and outstanding at March 31, 1997  and December 31, 1997, respectively..              13,840               13,913
Accumulated deficit....................................................................              (5,410)              (8,644)
                                                                                                    -------               ------
          Total shareholders' equity...................................................               8,430                5,269
                                                                                                     ------               ------
          Total liabilities and shareholders' equity...................................             $15,889               13,934
                                                                                                    =======               ======

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                       CONDENSED STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts - unaudited)


                                                                       Three Months Ended    Nine Months Ended
                                                                      --------------------  -------------------
                                                                          December 31,         December 31,
                                                                      --------------------  -------------------
                                                                          1996       1997       1996      1997
                                                                       -------     ------    -------    ------
Net revenue.........................................................   $ 4,511      4,692    $11,614    15,330
Cost of revenue.....................................................     2,003      2,452      5,538     7,123
                                                                       -------     ------    -------    ------

    Gross profit....................................................     2,508      2,240      6,076     8,207
                                                                       -------     ------    -------    ------

Operating expenses:
    Marketing and sales.............................................     1,537      1,786      4,413     5,658
    Research and development........................................     1,472      1,319      4,180     4,286
    General and administrative......................................       425        378      1,461     1,124
                                                                       -------     ------    -------    ------

    Total operating expenses........................................     3,434      3,483     10,054    11,068
                                                                       -------     ------    -------    ------

    Operating loss..................................................      (926)    (1,243)    (3,978)   (2,861)

Other income (expense)..............................................        (1)      (133)        28      (373)
                                                                       -------     ------    -------    ------

    Loss before income taxes........................................      (927)    (1,376)    (3,950)   (3,234)

Provision for income taxes..........................................         -          -          -         -
                                                                       -------     ------    -------    ------

    Net loss........................................................     ($927)    (1,376)   ($3,950)   (3,234)
                                                                       =======     ======    =======    ======
    Basic and diluted loss per common share.........................    ($0.12)    ($0.18)    ($0.52)   ($0.42)
                                                                       =======     ======    =======    ======



    Shares used in computing per share amounts......................     7,557      7,634      7,535     7,615
                                                                       =======     ======    =======    ======



           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                       CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands, - unaudited)


                                                                                                       Nine Months Ended
                                                                                                     -----------------------
                                                                                                          December 31,
                                                                                                     -----------------------
                                                                                                      1996              1997
                                                                                                  --------         ---------
Cash flows from operating activities:
  Net loss..............................................................................           ($3,950)           (3,234)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................             1,181             1,888
    Changes in operating assets and liabilities:
       Accounts receivable..............................................................             1,112               133
       Inventory........................................................................               405              (417)
       Prepaid expenses and other current assets........................................             1,121               527
       Other assets.....................................................................                86                36
       Accounts payable and accrued liabilities.........................................               351               440
       Deferred revenue and deposits....................................................               175               187
                                                                                                  --------            ------
         Net cash provided by (used in) operating activities............................               481              (440)
                                                                                                  --------            ------
Cash flows from investing activities:
  Purchase of fixed assets..............................................................            (1,238)             (775)
  Additions to purchased and internally developed software..............................              (711)           (1,856)
  Purchase of short-term investments....................................................              (867)                -
                                                                                                  --------            ------
    Net cash used in investing activities...............................................            (2,816)           (2,631)
                                                                                                  --------            ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options........................................               125                73
  Borrowings on bank credit line........................................................                 -               500
  Issuance of subordinated debt.........................................................             4,103                 -
  Principal payments on capital leases..................................................                 -               (82)
                                                                                                  --------            ------
    Net cash provided by financing activities...........................................             4,228               491
                                                                                                  --------            ------
Net increase (decrease) in cash and cash equivalents....................................             1,893            (2,580)
Cash and cash equivalents, beginning of period..........................................             1,086             4,806
                                                                                                  --------            ------
Cash and cash equivalents, end of period................................................          $  2,979             2,226
                                                                                                  ========            ======
Supplemental disclosure of cash flow information:
  Interest paid during period...........................................................          $     16               200
                                                                                                  ========            ======
  Income taxes paid during period.......................................................          $      -                13
                                                                                                  ========            ======
  Noncash financing and investing activities:
      Assets acquired through capital lease.............................................          $      -               161
                                                                                                  ========            ======

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

(2)  BASIC AND DILUTED LOSS PER SHARE

     In December, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Prior year results did not require restatement to conform with the new standard as the computation assumes no common equivalent shares from stock options outstanding, as the effect would be anti-dilutive. The Company expects that for profitable periods basic EPS will be higher than previously disclosed earnings per share and diluted EPS will not differ materially from the earnings per share that the Company has historically presented.

(3)  INVENTORY

     The components of inventory consist of (in thousands):

                                                                                         March 31,               December 31,
                                                                                         ---------               ------------
                                                                                           1997                      1997
                                                                                         ------                     -----
Raw materials...........................................................
Work-in-process.........................................................                 $  700                  1,149
Original equipment manufacturers goods..................................                    500                    309
                                                                                             75                    234
                                                                                         ------                  -----
                                                                                         $1,275                  1,692
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

(5)  INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):


                                                                        Three Months Ended           Nine Months Ended
                                                                        ------------------          --------------------
                                                                           December 31,                December 31,
                                                                    ----------------------          --------------------
                                                                       1996           1997           1996           1997
                                                                     ------          -----         ------         ------
        North America                                                $1,813          2,544        $ 7,073          7,193
        Export:
            Europe......................................                885          1,196          1,837          3,699
            Pacific Rim.................................              1,624            951          2,181          3,379
            Other international.........................                189              1            523          1,059
                                                                     ------          -----        -------         ------
                                                                     $4,511          4,692        $11,614         15,330
                       Total net revenue                             ======          =====        =======         ======

     Foreign based assets were insignificant as of March 31, 1997 and December 31, 1997.

(6)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

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

(7)  SUBSEQUENT EVENTS

     In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998.

  In February, 1998, the Company drew down $300,000 on this equity-based line of credit and issued 119,772 shares of common stock.

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

     The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the six fiscal years ended March 31, 1996, and approximately half of the Company's net revenue during the fiscal year ended March 31, 1997. SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware. SonicStudio is integrated with a Macintosh computer and peripheral devices such as disk drives and CD printers which are now not typically provided by the Company. The Company's future success will depend in part on sales of the SonicStudio to audio professionals. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have in the past depended upon the substitution of digital audio workstations for other existing technologies. The Company believes that as a greater number of audio professionals have moved to workstations, industry-wide shipments of professional digital audio workstations have slowed or declined. Accordingly, Sonic's ability to increase sales of professional audio workstations will henceforth depend on factors which encourage existing audio workstation users to add or switch to SonicStudio products. The Company plans to introduce in fiscal 1999 versions of SonicStudio compatible with computer platforms other than the Macintosh. Because of the uncertain nature of such development, there can be no assurance that problems or delays will not be encountered which will delay or prevent such versions of the SonicStudio from reaching market. In light of the substantial costs associated with such development, the financial results of the Company would be materially adversely affected if such introduction were delayed for a significant period of time. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will also depend in large part on sales of the DVD Creator system which accounted for approximately half of the Company's net revenue in the fiscal year ended March 31, 1997 and for approximately 60% of the Company's net revenue for the nine months ended December 31, 1997.

     In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types. In the fiscal year ended March 31, 1997 and the nine months ended December 31, 1997, Sonic MediaNet revenues constituted approximately 9% and 5% of Company revenues. Of total Sonic MediaNet sales during fiscal 1997 and the nine months ended December 31, 1997, approximately 65% and 36% were for use with applications other than Sonic-manufactured workstations.

     Sonic MediaNet allows users to share digital audio and other OmultimediaO data types efficiently among multiple workers in a facility. Sonic MediaNet consists of specialized network adapter plug in cards installed in the NuBus or PCI bus of an Apple Macintosh computer. Sonic MediaNet combines FDDI or CDDI (fiber-based or copper-based) technology with a special file system running on SCSI disks attached directly to the network cards. This file system, called the Media Optimized File System, addresses the needs of multimedia applications. In addition to its use in digital audio applications, Sonic MediaNet has uses in other areas of the computer industry whenever work groups wish to collaborate on applications which require high, sustained rates of data transfer, a high degree of compatibility with conventional computing systems and some degree of guaranteed bandwidth.

     It is the Company's intention to introduce in fiscal 1999 a second generation Sonic MediaNet product line, incorporating newer networking technologies and supporting increased performance levels. There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company including slow sales or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on revenues in future periods.

     During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. For the fiscal year ended March 31, 1997, and the nine months ended December 31, 1997, DVD Creator Systems constituted approximately 46% and 60% of the Company's net revenue.

     DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroup via the CompanyOs Sonic MediaNet networking system. DVD Creator is sold both as a complete package and as separable elements. The main separate elements in a DVD Creator system include
(1) a video encoding station which incorporates specialized circuit cards designed by the Company, based on an IBM chip set, and which compresses professional format digital video into either the MPEG-1 or MPEG-2 format required by the DVD-Video specification; (2) an audio prep and encoding station which incorporates the CompanyOs USP audio processing cards, and permits assembly of audio tracks into either the PCM, Dolby Digital, or MPEG-2 formats supported by the DVD-Video specification, and (3) an authoring system. The elements and operation of the CompanyOs DVD Creator system are described in more detail in the CompanyOs Annual Report for the fiscal year ending March 31, 1997, on Form 10-K on file with the Securities and Exchange Commission.

     The DVD-Video format offers content publishers a wide range of features and options. Video is presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. Audio is available in both compressed digital stereo and OsurroundO formats, as well as uncompressed OPCMO digital audio. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) N to support different language dialog tracks, or to
allow stereo and surround versions of the same audio program.   Chapter marks
may be specified for random access into the video program. Subpictures (images overlayed on background video or still images) may be included and can be used in a number of ways, for example, to create animated ObuttonsO to facilitate user interaction, or to display language subtitles. Still pictures may be
presented with audio and with subpictures.   Extensive navigation capabilities
are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

     Since the introduction of its DVD Creator product line, the Company has provided as the format authoring element of its offering the Scenarist authoring software package (running on computers manufactured by Silicon Graphics) as well as emulation software and some other software tools designed by Daikin Industries, Ltd. of Japan (the "Daikin Software") pursuant to the terms of certain agreements with Daikin and its subsidiaries (the "Daikin Agreements"). Under the Daikin Agreements, the Company had certain exclusive distribution rights with respect to certain of the Daikin Software packages, in particular with respect to the main DVD-Video authoring package called Scenarist-2. Under the terms of the Daikin Agreements, the Company's exclusivity lapsed at the end of September, 1997. In October, 1997, Daikin announced a number of Scenarist-related developments, including distribution agreements permitting a number of companies including Minerva, Digital Vision, CagEnt, and Optibase to distribute Scenarist, as well as an upcoming version of Scenarist designed to run on Windows/NT computers.

     In September, 1997, the Company introduced DVD Producer. DVD Producer is a format authoring package designed to run on the Macintosh computer. Sonic began shipments of early versions of DVD Producer in September 1997 and plans to ship further versions in the last quarter of the fiscal year ending March 31, 1998. Introduction of new software tools, particularly in a technically complex area such as DVD-Video premastering, is a process which involves a number of risks, among them the chance of technical difficulties with such new tools, and the possibility that the user interface or working procedures associated with such a tool will be rejected in the marketplace. Accordingly, there can be no assurance that the Company will be successful in distributing the DVD Producer as either a stand alone or a component of DVD Creator, or that it will be attractive to customers. Further, Scenarist is now being distributed by a number of companies in addition to Sonic. There can be no assurance that the Company's position in the DVD-Video premastering market will not be seriously negatively affected by the changes in products and distribution described above.

     Since the market for DVD premastering is still quite new and the target market is somewhat specialized, the Company currently offers a limited DVD Creator product line. The Company anticipates that in the future it will introduce additions to the DVD Creator product line, some with reduced functionality priced more economically to address the needs of budget conscious customers, and some which may carry higher prices to reflect additional value added functionality. There can be no assurance that the Company will be successful in developing such additions to its product line, or that, if successfully developed, such additions to its product line will be attractive to customers.

     The Company has signaled its intention to introduce in 1998 versions of its DVD-related products to address corporate applications of the DVD format. In addition to the development risks surrounding any new product introduction, the Company's DVD-Corporate product introduction is dependent upon successful marketing, distribution, sales and customer support strategies and programs.
The Company has only limited experience in selling to corporate customers and the required strategies and programs are likely to be significantly different from those the Company is familiar with in the professional audio and video markets. There can be no assurance that the Company has correctly identified the corporate opportunity or that the Company will be able to establish the necessary distribution channels to sell and support the DVD-Corporate products. The Company expects expenses to increase to support research and development and sales and marketing efforts related to the DVD-Corporate products in fiscal years 1998 and 1999. The Company's results of operations will be materially adversely affected if these new porducts do not achieve market acceptance.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and nine months ended December 31, 1996 and 1997:


                                                                Three Months Ended                      Nine Months Ended
                                                               --------------------                     -----------------
                                                                   December 31,                            December 31,
                                                                   ------------                            ------------
                                                              1996                1997                1996                1997
                                                             ------              ------              ------               -----
 Net revenue...............................................  100.0%              100.0%              100.0%              100.0%
 Cost of revenue...........................................   44.4                52.3                47.7                46.5
                                                            ------              ------              ------               -----
 Gross profit..............................................   55.6                47.7                52.3                53.5
 Operating expenses:
   Marketing and sales.....................................   34.1                38.1                38.0                36.9
   Research and development................................   32.6                28.1                36.0                28.0
    General and administrative.............................    9.4                 8.0                12.6                 7.3
                                                            ------              ------              ------               -----
 Total operating expenses..................................   76.1                74.2                86.6                72.2
                                                            ------              ------              ------               -----
 Operating loss............................................  (20.5)              (26.5)              (34.3)              (18.7)
 Other income (expense)....................................      -                (2.8)                 .3                (2.4)
 Provision for income taxes................................      -                   -                   -                   -
                                                            ------              ------              ------               -----
 Net loss..................................................  (20.5)%             (29.3)%             (34.0)%             (21.1)
                                                            ======              ======              ======              ======


COMPARISON OF THREE AND NINE MONTHS ENDED DECEMBER 31

    NET REVENUE. Net revenue increased from $4,511,000 for the quarter ended December 31, 1996 to $4,692,000 for the quarter ended December 31, 1997, representing an increase of 4.0%. For the nine months ended December 31, 1997, net revenue increased from $11,614,000 to $15,330,000 compared to the same period in the prior fiscal year, representing an increase of 32.0%. The increase in net revenue for the nine months ended December 31, 1997 is primarily due to the increase in sales of Sonic's DVD Creator system which was first introduced in June 1996.

    International sales accounted for 60.0% and 45.7% of net revenue for the quarters ended December 31, 1996 and 1997, respectively. International sales accounted for 39.0% and 53.1% of net revenue for the nine months ended December 31, 1996, and 1997, respectively. See Note 5 of Notes to Condensed Financial Statements. For the nine months ended December 31, 1997, international sales as a percentage of net revenue increased primarily due to the increase in sales in the Pacific Rim and European markets. Initial sales of DVD Creator Systems in the nine months ended December 31, 1996 were primarily to customers in North America, whereas in the nine months ended December 31, 1997 DVD Creator was sold worldwide. During the quarter ended December 31, 1997, international sales were negatively impacted due to financial problems in Korea and other Asian countries. The Company expects that international sales will continue to represent a significant percentage of future revenue. The Company also anticipates that certain national and regional economies, particularly those in the Pacific Rim, will continue to experience turmoil and financial uncertainty, negatively impacting the Company's ability to consummate sales of its products in those countries.

    COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased from 44.4% for the quarter ended December 31, 1996 to 52.3% for the quarter ended December 31, 1997, primarily due to greater amortization of intangibles and increased manufacturing expenses. Cost of revenue, as a percentage of net revenue, decreased from 47.7% for the nine months ended December 31, 1996 to 46.5%
for the nine months ended December 31, 1997. Cost of revenue for the nine months ended December 31, 1997 improved primarily due to sales product mix and the higher margins realized on DVD sales.

    MARKETING AND SALES. Marketing and sales expenses increased from $1,537,000 for the quarter ended December 31, 1996 to $1,786,000 for the quarter ended December 31, 1997 and increased from $4,413,000 for the nine months ended December 31, 1996 to $5,658,000 for the nine months ended December 31, 1997. Marketing and sales represented 34.1%, 38.1%, 38.0% and 36.9% of net revenue for the quarters ended December 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997, respectively. Marketing and sales expenses increased primarily due to increased participation at major trade shows, and enhanced advertising and marketing related to the DVD Creator system product line. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue decreased from 4.4% for the quarter ended December 31, 1996 to 2.3% for the quarter ended December 31, 1997. The decrease in the dealer and employee commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from direct sales (which generally involve a commission payable to a dealer) to dealer sales (where no commission is ordinarily payable to a dealer). The Company's marketing and sales headcount decreased from thirty-two at December 31, 1996 to thirty-one at December 31, 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1,472,000 for the quarter ended December 31, 1996 to $1,319,000 for the quarter ended December 31, 1997 and increased from $4,180,000 for the nine months ended December 31, 1996 to $4,286,000 for the nine months ended December 31, 1997. Research and development represented 32.6%, 28.1%, 36.0% and 28.0% of net revenue for the quarter and nine months ended December 31, 1996 and 1997, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No.E86. Research and development expenses decreased for the nine months ended December 31, 1997 primarily due to the decrease of consulting and prototype expenses which was partially offset by the increase in headcount. Headcount for research and development increased from thirty-two at December 31, 1996 to thirty-six at December 31, 1997. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system. These consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of hardware development projects. Research and development expenses, as a percentage of net revenue, decreased significantly due to the increase in revenue primarily related to sales of the DVD Creator system.

    GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $425,000 for the quarter ended December 31, 1996 to $378,000 for the quarter ended December 31, 1997 and from $1,461,000 for the nine months ended December 31, 1996 to $1,124,000 for the nine months ended December 31, 1997. General and administrative expenses represented 9.4%, 8.1%, 12.6% and 7.3% of net revenue for the quarter ended December 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997, respectively. The decrease in general and administrative expense is primarily due to the reduction in bad debt accrual. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

    OTHER INCOME (EXPENSE). Other income (expense) for the quarter and nine months ended December 31, 1997 was primarily due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist obtained in December 1996, which was partially offset by the interest income received on cash balances.

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

    LIQUIDITY AND CAPITAL RESOURCES. In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The Agreement provides for up to $2,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1998. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate of three-quarters percent in excess of the prime rate. The Company was in technical default of certain financial covenants in connection with its bank facility, which have been waived by the lender; on December 31, 1997 $500,000 was outstanding

    In December, 1996, the Company also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility includes subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The $3,000,000 of subordinated debt is due on June 30, 1998. The remaining $1,000,000 is a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2003, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004.
In December 1997, 130,100 of these warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of Common Stock. The Company recorded $549,000 of deferred interest, which is amortized to interest expense over the term of the financing facility, attributable to the value of the warrants.

    In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998. In February, 1998, the Company drew down $300,000 on this equity-based line of credit and issued 119,772 shares of common stock.

    The Company's operating activities have provided cash of $481,000 for the nine months ended December 31, 1996 and used cash of $440,000 for the nine months ended December 31, 1997. Cash was generated in the nine months ended December 31, 1996 primarily due to the receipt of the income tax refunds received from the Internal Revenue Service. Cash was used for the purchase of inventory and to support the increase in accounts receivable for the nine months ended December 31, 1997. The management of the Company believes that existing cash, cash equivalents, cash generated from operations and cash raised from the equity line of credit will be sufficient to meet the Company's cash and investment requirements at least through the second quarter of fiscal 1999. However, management continues to evaluate proposals for additional financing opportunities.


    As of December 31, 1997, the Company had cash and cash equivalents of $2,226,000 and working capital of ($914,000).

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

                           PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            11.1  Statement Re: Computation of Per Share Amounts.
            27.1 Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of February, 1998.

   SONIC SOLUTIONS

      Signature                                                Date
      ---------                                                ----

/s/ Robert J. Doris                                      February 13, 1998
------------------------------
   Robert J. Doris
   President and Director (Principal
   Executive Officer)

/s/ A. Clay Leighton                                     February 13, 1998
--------------------
   A. Clay Leighton
   Vice President of Finance and
   Chief Financial Officer (Principal
   Financial Accounting Officer)