Form 10-K
period 1998-03-31
SONIC SOLUTIONS/CA/
filed 1998-06-29
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1998 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______________________to______________________
Commission File Number:  72870

                                             SONIC SOLUTIONS
                          (Exact name of registrant as specified in its charter)
                     CALIFORNIA                                                   93-0925818
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

     101 ROWLAND WAY,  SUITE 110,  NOVATO,  CALIFORNIA                             94945
        (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                              (415) 893-8000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 5, 1998, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $16,163,067./1/

     The number of outstanding shares of the registrant's Common Stock on June 5, 1998 was 8,409,032.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 15, 1998 and to be used in connection with the Annual Meeting of Shareholders expected to be held September 1, 1998 are incorporated by reference in Part III of this Form 10-K.

----------------------
/1/ Excludes 3,530,352 shares held by directors, officers and ten percent or greater shareholders on June 5, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

ITEM 1.  BUSINESS

     Sonic Solutions ("Sonic" or "the Company") designs, develops, manufactures and markets digital tools for professionals who manipulate media -- sound, images, moving pictures and text -- in computer based settings. SonicStudio is a line of digital audio random access editing and processing systems, commonly known as Digital Audio Workstations ("DAWs"). SonicStudio systems are used by a wide range of audio professionals to prepare recorded sound for release on Digital Audio Compact Discs ("CDs"), for inclusion in film and video sound tracks, and for broadcast on radio and television. The Company's Sonic MediaNet and Sonic LightSpeed/2/ product line is a high-speed local area network and file management system that is optimized for management of data intensive file transfers typically required in digital video, digital audio, computer graphics and desktop publishing. The Company's DVD Creator/3/ product line ("DVD Creator") is a complete workgroup solution for DVD premastering. It includes MPEG-2 video encoding, audio preparation and encoding, and disc authoring, layout, and formatting.

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

INDUSTRY BACKGROUND

AUDIO MARKET; AUDIO MARKET SEGMENTS

     The market for Sonic's audio products consists primarily of professional facilities which prepare sound for commercial release of finished audio and video products. The Company's audio products are

---------------------

/2/ During the last quarter of the 1998 fiscal year, the Company began transitioning its networking products from its earlier MediaNet product line to the new LightSpeed product line.

/3/ At the National Association of Broadcasters convention held in Las Vegas in early April 1998, the Company introduced a new line of DVD products called "DesktopDVD" aimed at the needs of professionals preparing DVD discs for corporate and industrial applications, to be distinguished from DVD Creator which is aimed at those professionals who prepare DVD discs for publishing consumer entertainment software. In this discussion DVD Creator will be taken to include all of the Company's DVD products, unless the context specifically requires otherwise.

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

     Currently available DAWs use digital signal processing and analog-to-digital converter chip sets which are relatively inexpensive and are available from a number of semiconductor manufacturers. In addition, the workstations utilize widely available personal computers, high performance graphics monitors and economical hard disks. The advantages of DAWs include:

        * EFFICIENCY - DAWs enable professionals to perform audio processing and editing tasks in less time than analog and DAT technologies. These tasks may be processed concurrently and may be automated.

        * COST SAVINGS - A single DAW typically replaces the traditional racks of individual audio processing devices, each of which is typically devoted to a single function such as filtering, compression or reverberation.

        * UNIQUE CAPABILITIES - Certain functions such as noise elimination, declicking, pitch shifting and time compression and expansion are best performed on DAWs where digital sound can be stored on randomly accessible hard disks and re-accessed at various stages of analysis and processing.

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

DVD MARKET

     The market for the Company's DVD products consists of those facilities and end user organizations who prepare material for publication on versions of discs which fall within the DVD standard. Currently, the Company divides this market into 3 segments:

        * "Hollywood" Segment - This segment consists of facilities and organizations which prepare film and video material for mass publication on DVD-Video discs. It includes film and television studios and production companies and other content owners as well as top flight independent video post production facilities which provide services to such content holders. Customers in this segment tend to cluster in major film and video product centers including Hollywood/Los Angeles, New York City, Chicago, London, Paris, Tokyo, Taipei, etc. Customers in this segment demand the very highest quality in terms of processing output, strict adherence to standards, and are very concerned with the overall efficiency of production since projects are often produced on tight schedules. Parallel production techniques are often employed by customers in this segment to speed production. The Company estimates that there are a few thousand facilities and organizations in this segment, worldwide.

        * "Corporate" Segment - Customers in this segment prepare DVD-Video discs for publishing a variety of kinds of information for sales, training, and other communications purposes, and include "in-house" departments of corporate, industrial, non-profit or educational organizations, or independent facilities who specialize in assisting such organizations in preparing such material. Customers in this segment, on average, are somewhat more budget constrained than customers in the "Hollywood" segment (though in certain instances production values and budgets equal or even exceed those typically encountered in the Hollywood segment). They tend to be geographically more dispersed. While efficiency of production is a key requirement of such customers, compatibility with other, existing recording and post-production equipment is a major concern of customers in this segment. This segment is only now beginning to adopt DVD, though given the spread of DVD-ROM in the Personal Computer industry, many industry observers predict rapid growth in the use of DVD in this segment. The Company estimates that there are potentially more than 100,000 facilities and organizations in this segment on a worldwide basis.

        * "Multimedia" Segment - This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Many of the organizations in this segment previously were involved in the production of CD-ROM, CD-I, and computer based titles. Customers in this segment tend to use DVD in conjunction with specialized computer software, and accordingly their needs are more variegated than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest. The Company estimates that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

       The market for DVD production tools is an emerging market and will grow depending on the acceptance of the DVD format worldwide. While the Company believes the DVD format will become widely adopted and create a significant market for the Company's products, broadscale acceptance of the DVD format is not certain at this time.

BUSINESS STRATEGY: SONICSTUDIO, DVD CREATOR, SONIC MEDIANET

SONICSTUDIO AND STRATEGY

     In 1989, the Company introduced the Sonic System/TM/, now called SonicStudio/TM/, a family of digital audio workstations for professional audio users. A wide range of audio professionals now use SonicStudio to prepare recorded sound for release on CD, for inclusion in film and video sound tracks, and for broadcast on radio and television. SonicStudio consists of extensive applications software as well as specialized hardware installed in a personal computer. Currently, SonicStudio is compatible with various models of Macintosh personal computers. The Company plans to introduce versions of SonicStudio compatible with other computer platforms. Because of the uncertain nature of such development, there can be no assurance that problems or delays will not be encountered which will delay or prevent such versions of the SonicStudio from reaching market. In light of the substantial costs associated with such development, the financial results of the Company would be materially adversely affected if such introduction were delayed for a significant period of time.

     SonicStudio is designed to improve the productivity and effectiveness of audio professionals, enabling them to process and manipulate more audio material in a given amount of time, and to achieve results which would have been impossible using other audio technologies. Versions of SonicStudio vary in functionality from 4-channel systems for the editing and assembly of music and other stereo material, to elaborate systems capable of input and output of 64 independent audio channels, playback of over 80 independent tracks from hard disk storage, and performing a wide range of signal processing functions. End user prices of complete Sonic configurations (including host computer and hard disk storage, neither of which are typically sold by the Company) range from under $10,000 to over $45,000.

     The Company's SonicStudio strategy is to continue to offer products that enhance professional productivity while meeting the specific needs of each segment of its target market. The Company believes that SonicStudio and related peripheral products currently accomplish this strategy for the following reasons:

        * FOCUS ON THE APPLICATION - Each segment of the professional audio market targeted by Sonic has specialized needs. Sonic's product line spans a wide range of performance characteristics, hardware and software options, configurations and price points to address the specific needs of discriminating professionals in each market segment.

        * PROFESSIONAL PERFORMANCE - Sonic's continuing focus has been on satisfying demanding professional performance requirements. The Company has accomplished this to date by basing the design of the SonicStudio on an architecture that utilizes specialized hardware and software to ensure a fast, professional level of system response, to avoid processing bottlenecks in handling bulky audio files and to support the audio quality requirements of professional users. This architecture also makes SonicStudio easily scaleable to a large number of inputs and outputs.

        * EFFICIENCY FEATURES - Sonic has designed SonicStudio to increase operator efficiency. Every system allows background loading of sound to the hard disks while the audio professional works on other material already loaded on the hard disk. Most SonicStudio systems also allow the audio professional to off load sound from the hard disks while processing other material, to queue loading and unloading of audio material, and to automatically control source and destination external tape machines or other devices. In addition, the Company's Sonic MediaNet product enables customers to network their workstations and accelerate loading and unloading of audio material, thereby increasing the processing efficiency of professional work groups by allowing them to share work and resources.

        * MODULAR SOFTWARE-BASED SOLUTIONS; UPGRADES - Sonic offers a modular set of software applications which provide important benefits in terms of cost effectiveness and the ability to adapt quickly to changing customer needs. Sonic provides its customers with optional integrated signal processing capabilities, including digital equalization, filtering, dynamics, processing, mixing, dithering, time compression, pitch shifting, varispeed and reverberation. Every SonicStudio sold can be upgraded easily by the addition of these and other software options. In addition, the Company has historically offered customers under the Company's SonicCare(TM) maintenance program relatively low priced hardware upgrades when hardware versions change. This economical upgrade path affords customers a degree of assurance that their investment in a SonicStudio will not be quickly outmoded.

        * NETWORKING - The Company's networking system, Sonic MediaNet/LightSpeed, allows users to share digital audio material efficiently among multiple workers in a facility. SonicStudio is designed to be compatible with Sonic MediaNet/LightSpeed and includes software designed to take advantage of Sonic MediaNet/LightSpeed's high speed transaction protocols and bandwidth reservation capabilities.

        * HIGH LEVELS OF CUSTOMER SUPPORT - To meet the customer support needs of audio professionals, Sonic employs personnel at its headquarters and at other locations who deal directly with customers and work closely with the Company's distributors and dealers to help them provide customer support. The Company offers the SonicCare(TM) maintenance program which provides for timely replacement of hardware components, free access to new versions of SonicStudio software and unlimited telephone technical support during specified hours.

        * COST-EFFECTIVE INDUSTRY-STANDARD HARDWARE COMPONENTS - SonicStudio utilizes cost-effective personal computers, high performance SCSI disks and standard digital signal processing chips. This permits Sonic's customers to benefit from computer industry-driven cost reductions.

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

     The Company encountered only limited demand for Sonic Cinema. However, the Company believed that Video CDs were a precursor to longer length, higher quality video entertainment on a Compact Disc-like medium. In 1996, such a format was introduced as the DVD standard, proposed and supported by a consortium of 10 companies including Toshiba Corporation, Pioneer Electronics Corporation, Matsushita Electronics Company, Sony Corporation, Time-Warner, and Philips, N.V., among others. DVD discs are essentially the same physical shape as conventional CDs but provide for storage of more information than CDs./4/ DVD is intended to cover a range of applications including data storage (DVD-ROM), video (DVD-Video), and audio (DVD-Audio), among others./5/

     In March, 1996 the Company publicly announced its intention to produce a premastering system for DVD-Video discs incorporating the three capabilities necessary to produce a finished DVD premaster/6/ image: (1) MPEG-2 video compression, (2) Dolby Digital and MPEG-2 audio compression, and (3) authoring. The system began limited shipment in June, 1996. This system, called "DVD Creator," has a

---------------------

/4/ DVD discs are capable of storing 4.7 Gigabytes of data on a single layer of a single disc side, compared to approximately 650 megaBytes of data on a conventional CD-ROM disc. DVD also makes provision for double-sided discs, and for two layers of storage on each side of a disc, resulting in a total capacity of 18.2 gigaBytes on a single disc.

/5/  Version 1.0 standards for the physical DVD disc, the logical DVD disc (DVD-
ROM), and the video DVD disc (DVD-Video) were published in August of 1996. Standards for recordable and re-writable DVD discs (DVD-R and DVD-RAM, respectively) were published in 1997. Industry observers expect that a standard for DVD-Audio will be published in 1998.

/6/ In Compact Disc and DVD disc manufacturing, a disc "master" refers to a first generation physical disc from which molds are produced which are used to manufacture stamped copies. A disc "premaster" refers to the final data stream to which final error encoding is applied prior to "cutting" the master disc. Since the error encoding is a purely deterministic process, production of the premaster marks the point after which no further judgmental or creative decisions are possible.

number of technical elements. For MPEG-2 video compression, the Company has developed a set of plug-in boards with PCI host interfaces. These cards are capable of inputting and compressing high resolution digital video into MPEG at real time rates, and of decoding an MPEG bit stream into a visible image. For audio compression, the Company has programmed its USP audio cards to perform both the encoding and decoding of Dolby Digital and MPEG-2 bitstreams and has developed a co-processor audio card to handle real time encoding of surround 5.1 Dolby Digital audio. For authoring, the Company previously incorporated into DVD Creator a software package called Scenarist-DVD produced by Daikin Industries Ltd. ("Daikin"). Sonic distributed Scenarist-DVD under an agreement, concluded in March, 1996 with Daikin, which gave the Company essentially exclusive distribution rights outside Japan. Under this agreement (as modified via subsequent amendments), Sonic had certain obligations, including, among others, adequate promotion of Scenarist-DVD and minimum volume commitments. As of March 18, 1998, the Company's distributorship of the Scenarist DVD-Video authoring package lapsed according to the terms of the agreement between Daikin and Sonic. In September 1997 Sonic introduced a new Sonic-developed authoring package called DVD Producer which is now part of the DVD Creator product line.

     As a result of the introduction of the Company's DVD Creator system, and dwindling demand for the Sonic Cinema product line, the Company discontinued Sonic Cinema in December, 1996.

     DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroups via the Company's Sonic MediaNet networking system. DVD Creator is sold both as a complete package and as separable elements. The main separate elements in a DVD Creator system include
(1) a video encoding station which incorporates specialized circuit cards designed by the Company, based on an IBM chip set, and which compresses professional format digital video into either the MPEG-1 or MPEG-2 format required by the DVD-Video specification; (2) an audio prep and encoding station which incorporates the Company's USP and co-processing audio cards, and permits assembly of audio tracks into either the PCM, Dolby Digital, or MPEG-2 formats supported by the DVD-Video specification, and (3) an authoring system.

     During June, 1996, the Company began shipping the first installation phase of the DVD Creator system for DVD encoding and premastering including the audio and authoring subsystems. During the quarter ended September 30, 1996, the Company began shipping the video subsystem of the DVD Creator system. During the remainder of the 1997 fiscal year, and throughout the 1998 fiscal year, the Company continued to deliver updates of the DVD Creator Software. The Company expects to continue to deliver additional updates of DVD Creator software throughout the 1999 fiscal year. The entire DVD Creator system is complex, and incorporates leading edge technologies. While it is the Company's current intention to continue development and enhancement of the DVD Creator system, there can be no assurance that development and enhancement of the DVD Creator system will be successfully continued (see further discussion of development risk below). There are a number of companies engaged in the development and marketing of products which can perform some or all of the steps involved in preparing titles for release in the DVD-Video format. Many of these companies have long-standing involvement with technologies involved in DVD-Video premastering, and many of them have technical and/or financial resources which are greater than Sonic's. Accordingly, there can be no assurance that the Company's DVD Creator system, as developed and enhanced, will be preferred by customers over competitive offerings. Further, since the Company and its customers have had only limited experience to date with the DVD Creator system in actual production, there can be no assurance that design flaws, limitations, "bugs", or other problems will not be discovered in the DVD Creator system which may be difficult or impossible to repair or address, or to repair or address in a timely fashion. Under such circumstances, the Company would potentially incur significant costs related to addressing such problems, and the Company's sales of new systems would undoubtedly be adversely affected.

     While the Company believes that DVD Creator represents a significant opportunity and it is the Company's current intention to further increase expenditures for DVD development and marketing in the

1999 fiscal year, there are a number of risks surrounding this initiative. These risks include but are not limited to the following:

        * DEVELOPMENT RISK -- The Company is new to the development of MPEG video processing hardware and is utilizing a newly developed chip set single sourced from IBM. Unanticipated development problems in the continued production of the IBM chip set, the boards designed by the Company incorporating the chip set, or the accompanying software could seriously delay future releases of DVD Creator. Newly developed technology of this kind is often subject to rapid changes in ways that may prove challenging to the Company. For example, the Company has been advised by IBM that IBM will introduce a new chip set in 1998 to replace the currently shipping chip set. While the Company believes that the new chip set will be largely compatible with its existing software and designs, incorporation of the new chip set in the Company's video processing hardware will require a revision of its currently shipping circuit board set and some modification of its system software. In addition, the new chip set or board could encounter either design or production problems which would require another version of the chip or the card to be developed, a process which can consume several months. While the Company believes that there may be alternatives available to it from other OEM suppliers, there can be no assurance that such alternatives would be available on commercially reasonable terms and in the timeframe needed. Sonic is also delivering as part of DVD Creator, Dolby Digital and MPEG-2 audio encoding and decoding capabilities by programming the Company's USP audio signal processing cards and by designing co-processing hardware. While Sonic has significant experience in signal processing of high quality digital audio, it has only limited experience with Dolby Digital and MPEG-2 audio encoding and decoding. Finally, authoring for DVD-Video is complex. Since the introduction of DVD Creator in 1996, the Company incorporated into the DVD Creator product line a format authoring system call Scenarist developed by Daikin Industries of Japan. The format authoring step is particularly complex and demanding for the DVD-Video format, and, accordingly, format authoring software is quite complicated. In September 1997, the Company announced the addition to DVD Creator of DVD Producer, a new DVD-Video format authoring system developed by Sonic. While the Company has commenced shipments of DVD Producer, there is continuing development associated with this product which is necessary to make the package a compelling alternative to Scenarist and other authoring packages . In addition, because of the complexity of development of tools of this kind, there can be no assurance that problems or "bugs" do not exist in the software which will be discovered only as customers attempt to replicate DVD-Video discs made with the product. In addition, there appears to be interest in the market in DVD premastering systems running on the Windows NT platform. While it is the Company's current intention to "port" DVD Creator to provide versions of DVD Creator running on the Windows NT platform, there can be no assurance that the porting process will proceed in a speedy and trouble-free way. At the National Association of Broadcasters convention in early April 1998 the Company announced its "DesktopDVD" System, an all-in-one premastering system positioned for corporate and industrial users. While many of the elements of DesktopDVD are included in the Company's DVD Creator product line, DesktopDVD relies on a new plug-in card and audio/video interface "box", which supports a number of video format types which are commonly encountered in corporate and industrial applications. While it is the Company's intention to commence shipments of the new hardware and the DesktopDVD System before the end of the first fiscal quarter of the 1999 fiscal year (the quarter ending June 30, 1998), there are a number of factors which could delay completion of development and commencement of such shipments. In the event that shipments of DesktopDVD Systems are delayed past the end of the first fiscal quarter of the 1999 fiscal year, the impact on the Company's results of operations could be materially negative.

        * MARKET RISK; COMPETITION -- The DVD-Video format has generated significant interest in the professional marketplace. Sonic anticipates that a number of companies will provide MPEG-2 video encoding capabilities, audio encoding capabilities and authoring systems for the professional user. Sonic is aware of a number of companies working in some or all of these areas, some of which have released or announced competitive products, including CagEnt Technologies/7/, C-Cube Microsystems, Digital Vision, Dolby Laboratories, FutureTel, Innovacom, Lucent, Matsushita, Minerva, Mitsubishi, Optibase, Philips, Spruce Technologies, 3DO, Toshiba, Pioneer, and Sony, among others. A number of these companies have financial or organizational resources significantly greater than those available to the Company and/or greater familiarity with certain technologies involved in DVD premastering solutions. While the Company believes that it can engineer a solution of acceptable or superior quality at a competitive price, there can be no assurance that competitive offerings will not be available in the market, and will not be better received than Sonic's offering. As of September 30, 1997, the Company's exclusive distributorship (outside Japan) of the Scenarist DVD-Video authoring package lapsed according to the terms of the agreement between Daikin Industries of Japan and Sonic and after that time the Company continued to distribute the Scenarist authoring package on a non-exclusive basis. As of March 18, 1998, the Company's non-exclusive distributorship of the Scenarist DVD-Video authoring package lapsed according to the terms of agreements between Daikin and Sonic. Daikin has made clear its impression that, with the introduction of DVD Producer, Sonic has become a competitor to Daikin. Accordingly, Daikin has taken a number of steps to develop relationships with other distribution partners, including Minerva, Digital Vision, Optibase, and Cagent, and has clearly signaled to the marketplace Daikin's intention to compete vigorously with Sonic. Specifically, Daikin has announced to the market the upcoming availability of Scenarist on the Windows NT platform. While the Company believes that it can compete effectively with Daikin and its distribution partners, and that customers will prefer DVD Producer on the Macintosh platform to Scenarist on the Windows NT platform, or that the Company will be able to provide Windows NT versions of DVD Producer and DVD Creator within a reasonable time frame, there can be no assurance that the Company's products will be preferred over those of competitors.

        * MARKET RISK; CONSUMER MARKET FORMAT ADOPTION -- The DVD-Video format and players were introduced in Japan and some parts of Asia in late 1996, in North America in early 1997, in Europe in March and April of 1998. Many industry observers expect the format to be attractive to consumers since it combines high-quality video, six-channel surround sound, multiple language tracks, sub-titles, and interactive story branching, among other features and permits "feature length" movies and videos to be delivered on a "Compact Disc" sized disc. Although there has been significant interest in the DVD format among industry analysts and members of the press, there can be no assurance that the DVD-Video format will be readily accepted by consumers. There are a number of consumer entertainment formats that will compete with DVD-Video in the future, including broadcast TV, cable TV, high definition digital TV, VHS cassettes, direct broadcast satellite systems, and Internet distribution, among others. It is possible that the DVD format will fail to attain "critical mass" acceptance among consumers.

        * MARKET RISK; CORPORATE MARKET -- The Company introduced to the market "DesktopDVD" - Sonic's first system aimed at the corporate DVD market at the National Association of Broadcasters convention ("NAB") in early April, 1998. It is the Company's intention to commence shipments of the first version of its DesktopDVD product before the end of June 1998. In addition to the development risks surrounding any new product introduction, the Company's DesktopDVD product introduction is dependent upon successful marketing, distribution, sales and customer support strategies and programs. The Company has only limited experience in selling to corporate customers and the required strategies and programs are likely to be significantly different from those the Company is familiar with in the professional audio and video markets. There can be no assurance that the Company has correctly identified the

---------------------
/7/ On April 22, 1998, Spruce Technolgoies announced that it had acquired the MPEG-Video product lines which had been part of CagEnt Technologies.

           corporate opportunity or that the Company will be able to establish the necessary distribution channels to sell and support the DVD-Corporate products. The Company expects expenses to increase to support research and development and sales and marketing efforts related to the DVD-Corporate products in fiscal year 1999. The Company's results of operations will be materially adversely affected if these new products do not achieve market acceptance.

        * FORMAT RISK; DELAYS AND CONFUSION -- There were a number of delays in reaching agreement on the final specification for DVD-Video, including disagreements within the DVD Consortium (now called the DVD Forum) and among various companies, industry associations and political organizations concerning issues involving copyright protection schemes and sharing of royalty revenues from patented technologies involved in the DVD format. The final specification of the DVD-Video format was published by the DVD Consortium in August, 1996, and a final approach to the problem of encryption of data was announced in October, 1996. Other aspects of the DVD format have continued to be controversial. For example, while the DVD Forum has promulgated standards for DVD-R ("DVD-Recordable"), and for DVD-RAM ("DVD-Read/Write/Erase"), certain companies and groups of companies have indicated their intention to introduce into the market products which are intended to be alternatives to the official DVD-R and DVD-RAM standards. The DVD-Audio standard is now circulating in draft form among members of the DVD Forum and various trade associations representing the music recording industry. While a final standard is now expected in the summer of 1998, some companies - principally Sony Corporation and Philips - have indicated that they plan to introduce an alternative next generation audio format called "Super Audio CD". Continued controversy surrounding the DVD format in general has the potential to delay or halt the adoption of DVD by the consumer electronics and personal computer industries, and this could have a significant negative impact on the Company's business. Also, while the DVD-Video format is now standardized, Divx, a joint venture company funded in part by Circuit City Stores, has indicated its intention to introduce a specialized format built as an extension of the DVD-Video format, requiring a specialized player. Because of the support the Divx proposal has received from certain important content holders, some industry observers have expressed the opinion that consumer confusion regarding Divx, or consumer hesitation while waiting for the rollout of Divx players (projected to occur in the summer of 1998) will seriously retard the adoption of the DVD-Video format. This also could have a significant negative impact on the Company's business.

                  The Company expects that its DVD related business line will constitute an increasing portion of Sonic's overall business in the future. The Company's DVD strategy will continue to be based on the following elements:

        * FOCUS ON PROFESSIONAL APPLICATIONS -- Sonic's DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency. Sonic plans to continue to evolve DVD-related premastering tools which are fully compatible with "industry-standard" input formats and typical professional video and audio equipment sets.

        * HIGH PERFORMANCE TOOLS -- Sonic's DVD tools will offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing facility efficiency.

        * FLEXIBLE CONFIGURATIONS -- Because DVD premastering is relatively new and the application of DVD technology to the needs of content publishers is still evolving, the balance of capabilities in typical DVD premastering settings, and the typical workflow involved in generating a DVD title are still in flux. Sonic has engineered DVD Creator as a "workgroup" solution incorporating audio, video and authoring subsystems integrated on a high speed network to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands in the DVD universe. The Company plans to continue to implement this philosophy in future DVD offerings.

        * RANGE OF PRODUCT OFFERINGS -- DVD has a number of potential uses, including applications in corporate and industrial settings, and in "prosumer" and consumer venues, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. Sonic plans to evolve each element of its DVD premastering tool set--video, audio and authoring -- to specifically address the specialized needs of such emerging segments.

SONIC MEDIANET AND STRATEGY

     In 1992 the Company introduced SonicNet/TM/, a 100 megabit per second networking system which was designed to connect SonicStudio systems together. Experience with SonicNet indicated that there might be demand for such a high performance networking system beyond the population of SonicStudio customers. Accordingly, in 1993, the Company undertook development to generalize its networking system. The result was introduced as Sonic MediaNet in the last quarter of the 1994 fiscal year.

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

SONIC MEDIANET FUTURE DEVELOPMENTS

     It is the Company's intention to introduce a second generation Sonic MediaNet product line in fiscal 1999, incorporating newer networking technologies and increased performance levels. In April 1997, the Company announced its intention to base the second generation Sonic MediaNet product line on FibreChannel technology. FibreChannel is a 1 Gigabit per second network which, practically, can deliver more than 40 Megabytes per second throughput, allowing uncompressed, professional quality digital video and multiple tracks of high-resolution audio to be transferred in real time. In the last quarter of the 1998 fiscal year, the Company substantially altered its approach to the new MediaNet product line, by deciding significantly to de-emphasize the dependence of the second generation product line on Sonic-designed plug-in FibreChannel hardware, and by making the software components of the new product line more broadly compatible with a number of networking technologies in addition to FibreChannel, including 10BaseT and 100BaseT Ethernet. The Company intends to introduce the first components of the revised second generation product line, now called "Sonic LightSpeed", in the 1999 fiscal year. There can be no assurance that the Company will be successful in developing such a product line, or that, if successfully developed, such a second generation product line will be attractive to customers when compared to other network product offerings. Further, transition between the first generation and second generation product lines may present a number of difficulties for the Company, including slow sell through or returns of dealer stocks of the first generation product. Such difficulties could have an adverse affect on results of operations for future periods.


COMPUTER PLATFORM DEPENDENCE

     All of the Company's current products operate on, and a significant portion of the Company's planned future products will operate on Macintosh computers. The Company's results of operations could be materially adversely affected if the Company or its customers or dealers are unable to obtain sufficient quantities of Macintosh computers. There can be no assurance that the Macintosh will be a preferred computer in the professional and corporate audio and DVD markets in the future. Any future changes to the operating system or architecture of the Macintosh computer could require the Company to adapt its products to those changes, and any inability to do so, or delays in doing so, could render the Company's current and future products obsolete. At the moment it is unclear what the future operating system environment of Macintosh computers will be, and, if Apple Computer discontinues support for the existing Mac OS family and insists on Macintosh developers' migrating to the new operating system, there can be no assurance that the Company will be able to migrate the Company's products onto such a new operating system or will be able to do so in a timely fashion.


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

SONICSTUDIO SOFTWARE

     All SonicStudio systems include a library of software tools that enable a broad range of professional audio processing applications, including:

  * RECORDING/LOADING - Professionals may record and load onto the SonicStudio's hard disks at any resolution from 16 to 24 bits, and at any of four standard professional sampling rates. The background loading feature allows professionals to process one segment of program material while other segments of program material are being prepared for processing.

  * EDITING - Professionals are free to "cut and paste" sound on SonicStudio's hard disks into any sequence, leaving the originally recorded sound unchanged. Volume changes and cross fades from one sound segment to another are all performed in real-time. The operator has a high degree of control over cross fades with a virtually unlimited selection of fade durations, fade curves and fade relationships. Collectively, these editing features offer professionals highly refined control over the sound during preparation of music and dialog material.

  * SOUND DISPLAY - Professionals can display up to 64 internal tracks either as waveforms which give a highly detailed, sample-level view of the sound, as lists of text names and time code data, or as bars indicating the presence or absence of sound. Fast display algorithms permit virtually instantaneous modification, redisplay and audition of edited material.

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

SONICSTUDIO OPTIONS AND PERIPHERALS

     SonicStudio is offered with a wide range of options. Most options involve additional software and in some cases additional hardware. Options available for SonicStudio include:

  * NONOISE(R) - The NoNOISE software option equips the SonicStudio with a set of DSP tools for removing hiss, buzz, rumble, clicks, crackles and other noises typically encountered in recording situations. NoNOISE software is typically sold with additional SSP cards. Sonic Solutions received an Emmy(R) award from the National Academy of Television Arts and Sciences in October, 1996, for development of NoNOISE.

  * TIMETWIST - Certain situations require the ability to change the playing time of a particular sound. For example, it may be necessary to shorten a radio commercial to fit into a pre-assigned time slot. In other situations, it may be desirable to change the pitch of a piece of sound without changing the running time. The TimeTwist software option permits users to perform these audio functions with a high degree of fidelity to the original sound and with a wide operating range.

  * MIXING DESK - The Mixing Desk software option adds enhanced equalization and dynamics functions to the SonicStudio. The Mixing Desk option includes more than fifteen different kinds of filters as well as advanced dynamics processing.

  * ADDITIONAL CHANNELS AND TRACKS - The smallest SonicStudio systems include a single SSP-3 card capable of input and output of 2 or 4 channels of digital audio. Additional SSP-3 cards plus associated interface hardware can be added to a SonicStudio system to permit input and output of additional channels in groups of 4. Since each SSP-3 card has direct control over external hard disks, additional cards add to the System's track playback ability. In USP based SonicStudio systems, each additional card enables input and output of up to 16 channels, and playback of 24 or more tracks from hard disk. To date, the largest SonicStudio systems shipped include four USP cards used for audio input, output and playback. Such SonicStudio systems are capable of 64 channels of input and output, and playback of up to 96 independent tracks from the hard disk.

  * PQ EDITING/CD MASTERING PACKAGE - This software option is oriented toward the needs of facilities whose primary activity is preparation of music for release on CDs. It permits users to edit subcode information which permits the random accessing of tracks on CDs, and to input and output CD premasters in a variety of standard formats, including direct recording onto write-once CDs.

SONICSTUDIO CONFIGURATIONS

     The hardware elements of the SonicStudio are combined together with SonicStudio applications software to create various configurations. A great number of combinations are possible. Simple SonicStudio configurations permitting only 4 channels of audio input and output, and a limited range of processing functionality carry a list price/8/ of approximately $4,000, and when combined with typical host computer and hard disk storage, represent a total price to the customer of less than $10,000. A larger SonicStudio system, permitting 24 channels of audio input and output, and supporting a complete range of processing capabilities, would carry a list price of approximately $8,000, and when combined with typical host computer and hard disk storage, would represent a total customer investment of $15,000.

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

---------------------
/8/   Prices are based on U.S. Domestic list prices in effect as of the date of this report.

     During fiscal year 1996, the Company began preparing for transitioning Sonic MediaNet to other, faster networking protocols earlier than it had previously planned, based upon competitive announcements as discussed above in "Early Sonic MediaNet Technology Transition Difficulties" beginning on page 12. In connection with its decision, the Company incurred charges related to the reorganization of its Sonic MediaNet sales and marketing group, accepted certain returns of Sonic MediaNet product from dealers, and established additional reserves against Sonic MediaNet receivables and inventory.

     The Company has announced its intention to introduce to the market a new version of Sonic MediaNet in fiscal 1999 based on the Fibre-Channel standard. This product, sometimes referred to as "Sonic MediaNet II" and now called "Sonic LightSpeed", is intended to offer increased performance levels and to attract new customers to the use of Sonic MediaNet products, particularly customers in the professional digital video arena. While the Company believes that it will introduce Sonic LightSpeed in fiscal 1999, there can be no assurance that its development efforts will be successful or that difficulties or problems will not be encountered which delay or prevent introduction of the Sonic LightSpeed product line as planned. As noted above, the Company substantially changed its approach to Sonic LightSpeed in the fourth quarter of the 1998 fiscal year by deciding to de-emphasize the use of proprietary FibreChannel hardware in Sonic LightSpeed and by making the software components of Sonic LightSpeed more broadly compatible with other networking technologies including 10baseT and 100baseT Ethernet and there can be no assurance that other significant changes will not be made in the Sonic LightSpeed introduction plans. In addition, the networking market is highly competitive, with purchase decisions influenced by a variety of factors, including the cost of adoption, overall performance, standards compliance and interoperability with other platforms and devices. The networking market is a far more diverse market than the professional audio market the Company has historically addressed and requires a different marketing, sales, distribution and customer support strategy. The Company has limited experience selling, distributing or supporting products such as Sonic MediaNet and Sonic LightSpeed, and there can be no assurance that the Company will be able to establish the necessary distribution channels to sell and support Sonic MediaNet or Sonic LightSpeed or that the Company will be successful in marketing and selling Sonic MediaNet or Sonic LightSpeed or any of its other new products in new market segments. The Company expects expenses to increase to support research and development and sales and marketing efforts related to the Sonic LightSpeed product in 1998 and 1999.

DVD CREATOR

     The Company announced the DVD Creator product line in March, 1996, and commenced limited shipments of DVD Creator in the quarter ending June 30, 1996. DVD Creator includes three separable subsystems capable together of performing all the tasks necessary for producing a finished DVD-Video premaster -- the byte stream "image" which is replicated on manufactured DVD discs.

     The DVD-Video format offers content publishers a wide range of features and options. Video is presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. Audio is available in both compressed digital stereo and "surround" formats, as well as uncompressed "PCM" digital audio. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) -- to support different language dialog tracks, or to
allow stereo and surround versions of the same audio program.   Chapter marks
may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated "buttons" to facilitate user interaction, or to display language subtitles. Still pictures may be presented
with audio and with subpictures.   Extensive navigation capabilities are
available to permit users to select from various program branches, to return to previous branch points or menus, etc.

     DVD Creator incorporates solutions for the major steps involved in preparing a title for DVD and permits customers to integrate these individual solutions into a complete DVD workgroup via the Company's MediaNet networking system.

  * DVD STUDIO - The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of approximately 4 Megabits per second./9/ DVD Creator includes DVD Studio, a system enabling professional users to compress input professional video into the MPEG-2 format. DVD Studio consists of plug in circuit cards for the Macintosh incorporating an MPEG encoding/decoding chipset developed by IBM. Sonic has developed an extensive suite of applications software for DVD Studio to support user control of the encoding process, and facilitate the operation of DVD Studio with standard professional video tape recorders and other typical peripherals.

  * DVD STUDIO AUDIO SYSTEMS - The current audio offering within DVD Creator bundles a standard USP-based SonicStudio system, running on the Macintosh, with special software to perform Dolby Digital and MPEG-2 audio compression and audition. At the current time, real time compression of stereo Dolby Digital and stereo MPEG-2 audio is supported; encoding of 5.1 Dolby Digital/10/,/11/ is supported with an out-of-real time process. It is the Company's intention to support real time encoding of 5.1 Dolby Digital in the summer of 1997, using additional plug-in hardware to enable the process. At the present time there is some confusion in the market regarding the acceptance of MPEG-2 audio surround formats. Sonic has accordingly advised customers that it is the Company's intention to support encoding of such formats within DVD Creator if there is significant demand for them in the marketplace. Conventional sample rate PCM audio (48 kHz) is supported within the standard SonicStudio system included in every DVD Creator Audio System. DVD Creator customers may purchase as an option a special interface box and software supporting high resolution PCM.

  * AUTHORING - DVD Creator's authoring subsystem is currently DVD-Producer, which the Company began shipping (in early versions) in September, 1997. In the authoring step individual compressed video, audio (compressed and/or uncompressed), graphics, still picture and subpicture elements are assembled, organized, linked with instructions specifying interactivity (i.e., the response DVD players will make based on user manipulation of front panel buttons or remote control buttons), combined and assembled into the final disc image. Because of the large number of possible elements in a DVD title, and the wide degree of interaction supported, DVD-Producer is a complicated software package. The current version of DVD-Producer runs on the Macintosh computer.

  * EMULATION - Because of the complexity of a DVD title, and the absence, currently, of desktop DVD disc recording systems, users of DVD Creator require the ability to preview the results of their decision making before the time consuming and expensive step of cutting a "glass master" at the replication plant. An optional (software and hardware) emulation station permits the user to interact with a DVD title stored as project elements on hard disk prior to final image generation.

---------------------
/9/ Encoding at this bit rate permits an average feature-length movie (135 minutes) to be encoded on a single layer of a single sided DVD disc.

/10/ The Company is a licensee of Dolby Laboratories both with respect to the Dolby Digital patents and with respect to the encoding software.

/11/ In this context "5.1" refers to the number of surround channels supported.
     In Dolby Digital surround audio 6 speakers are utilized, 5 for the main program channels -- Left Front, Center Front, Right Front, Left Rear (or "Left Surround"), and Right Rear (or "Right Surround") -- and 1 for the sub-woofer optimized for playback of low frequency sound.

     DVD Creator is sold both as a complete package and as separable elements. Customers may purchase a complete DVD Creator Workgroup system for $150,000, not including host computers or disk storage (which typically would add $50,000 or more to the cost of the system). The Company's new DesktopDVD System designed for the corporate market includes all software and hardware necessary to produce DVD premasters on a single Macintosh, and carries a list price of $40,000. The DVD Studio system is available in a variety of configurations, ranging in price from $30,000 to $70,000.

CUSTOMERS

     The SonicStudio product line has been adopted by many professional audio facilities around the world, with more than 3,700 SonicStudio systems shipped to customers, as of March 31, 1998. In addition to sales of SonicStudio direct to end users or to dealers for resale to end users, Sonic Studio is also sold on an OEM basis to customers who incorporate SonicStudio into products of their own. During fiscal year 1998, Sonic's largest such OEM relationship was with Discreet Logic, which incorporates SonicStudio technology into its Flame(TM) and Fire(TM) digital video processing and editing systems.

     Sonic MediaNet is sold to SonicStudio and DVD Creator customers as well as to customers who use Sonic MediaNet with other applications, principally in the pre-press graphic arts industry. As of March 31, 1998, the Company had shipped approximately 4,400 Sonic MediaNet cards. Of these, approximately 3,100 were shipped for use with applications other than with SonicStudio or DVD Creator.

     DVD Creator is sold to professional audio and video facilities, production studios, as well as CD/DVD plants and corporate customers. As of March 31, 1998 Sonic had shipped approximately 170 DVD Creator systems to customers in various locations around the world (not all customers purchased all three subsystems of DVD Creator).

     The Company is not materially dependent on any one customer and no customer accounted for more than 10% of the Company's sales revenue during the fiscal years ended March 31, 1996 or 1997; Discreet Logic accounted for 10% of the Company's sales revenue during the fiscal year ended March 31, 1998.

SALES AND DISTRIBUTION

SONICSTUDIO SALES AND DISTRIBUTION

     The Company sells its SonicStudio products through a network of dealers and distributors augmented with sales and technical support provided by the Company's headquarters and regional sales and support staff. Generally, dealers and distributors are assigned a territory, sometimes on an exclusive basis, for part or all of the SonicStudio product line. Sales leads are generated by the Company's dealers and distributors, by the Company's regional sales managers, and by the Company's advertising and other direct marketing activities. The Company works with dealers, distributors and customers to provide technical and sales support as required to facilitate the sales process.

     The complexities of SonicStudio applications and the length of the typical sales cycle require the Company's dealers and distributors to possess a high level of technical aptitude, as well as adequate financial resources. Only a limited number of dealers and distributors possess the required technical expertise and financial resources, and the Company has experienced difficulties in identifying and establishing relationships with such dealers and distributors. The Company's business and financial performance may be materially adversely affected by any failure of the Company's distributors and sales force to achieve sales levels consistent with the Company's expectations. This is particularly true with international dealers and distributors which experience additional difficulties such as fluctuations in exchange rates, difficulties in managing accounts receivable, tariff regulations, foreign safety and radio frequency emissions regulations and difficulties in obtaining export licenses. In addition, certain of the Company's dealers and distributors sell products which may compete directly or indirectly with the Company's products. There can be no assurance that these dealers and distributors will not devote greater resources to selling products from other companies. Failure of the Company's dealers or distributors to successfully market the Company's products could have a material adverse effect on the Company's results of operations.

     Currently, the Company has 18 dealers in the United States and 46 dealers and distributors outside the United States covering more than 40 countries. The Company employs 6 regional sales managers and 3 field sales engineers in North America, Europe and the Pacific Rim supported by a headquarters sales and sales administration staff.

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

DVD CREATOR & DESKTOPDVD SALES AND DISTRIBUTION

     Since the market for DVD premastering is still quite new, the market is somewhat specialized and the function of generating DVD premasters is complex and unfamiliar to many video and audio professionals, the Company has not yet established an extensive distribution structure for DVD Creator and DesktopDVD. In the Americas, many sales are currently made directly to end users without dealer assistance (except to provide peripheral packages upon customer request). In Europe, the Company had appointed, by March 31, 1998, 9 dealers covering certain territories within Europe, although certain sales were still handled directly by the Company. In the Pacific Rim, the Company had appointed 6 dealers for DVD Creator and DesktopDVD by March 31, 1998, with some significant portion of sales handled directly by the Company's sales staff.

     The Company anticipates that in the future it will recruit additional dealers for selling DVD Creator and DesktopDVD systems. Depending on the evolution of the Company's DVD product line, it may be desirable to establish different dealer structures for various parts of the Company's DVD business.

CUSTOMER SUPPORT

     The Company believes that active customer support is important to professional users, and has therefore made customer support an important part of its strategy. The Company offers the SonicCare maintenance program to SonicStudio, DVD Creator and DesktopDVD customers. Under this program customers purchase annual service contracts which provide for ongoing software upgrades, telephone support, replacement hardware and preferential access to new products and upgrades. Customers typically add a SonicCare option to their initial system purchase.

     Sonic maintains a staff of product support specialists at the Company's headquarters and in the field, supplemented by a "front line" third party support group. Unlimited telephone support is provided during scheduled support hours to all customers under maintenance contract or initial system warranty. Customer support calls also provide the Company with another means of understanding customer requirements for future product enhancements. In addition, the Company also administers a customer calling program in which customers are contacted by a Sonic customer support representative to assess their level of satisfaction and to acquaint them with new product offerings.

RESEARCH AND DEVELOPMENT

     The Company's research and development strategy continues to be to develop high quality digital media product solutions and related tools for its target markets. The key to this strategy will continue to be the quality and tenure of the Company's research and development personnel and the Company's management. The Company's research and development staff consists of twenty-nine hardware and software engineers with technical backgrounds in digital audio signal processing, digital video image processing, distributed networking, and computer systems design.

     Sonic's research and development program emphasizes development of additional products or product enhancements to serve existing market segments as well as extension of existing products to new markets and applications. The Company's development team exhibits a number of technology capabilities including the following which the Company believes are particularly important in light of the Company's strategy:

  * DIGITAL SIGNAL PROCESSING - Sonic's engineering team is experienced at providing DSP solutions which address the quality and performance requirements of audio and video professionals.

  * MEDIA MANIPULATION ARCHITECTURES - The Company's engineers are experienced in dealing with the requirements of high bandwidth, time synchronous multimedia data types in computer-based settings. The Company believes that this has resulted in products which provide cost effective solutions to multimedia data manipulation for professional applications.

  * CRAFT FAMILIARITY - The Company's engineers are experienced in the needs and work patterns of audio, film and video professionals. The Company believes that this has resulted in products which adapt the power of digital technologies to the work habits of creative professionals.

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend in part on its ability to enhance its existing products and to introduce new products and features to meet changing customer requirements and evolving industry standards. The Company's research and development efforts are subject to a number of risks, and there can be no assurance that the Company's research and development efforts will be successful or completed in a timely manner. In addition, future Company products and enhancements may contain undetected or unresolved errors which could adversely impact market acceptance. There can be no assurance that the Company will successfully complete the development of these enhancements and products or that the Company's products will achieve market acceptance. Any delay or failure to complete development of the Company's products and any failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's results of operations.

GEOGRAPHIC EXPOSURE; PACIFIC RIM SITUATION

     The Company has traditionally, and intends in the future, to realize a significant percentage of its revenues in areas outside the United States. For instance, in some quarters non-U.S. revenue has constituted as much as 52% of total Company revenues and it is possible that in the future the Company will experience demand for its products outside the Untied States exceeding these levels. The Company is accordingly, highly exposed to factors which might make it difficult to realize revenues outside the United States including currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, import and export restrictions and duties which inhibit demand, and liquidity problems in various foreign markets. In particular, in the quarters ended December 31, 1997 and March 31, 1998, the Company experienced significant problems closing business in the Pacific Rim area, especially in Korea. To the extent that the Pacific Rim economies do not improve, it is likely that the Company's results of operations will be significantly adversely affected.

COMPETITION

     The market for professional audio systems is highly competitive. The Company encounters competition from a large number of companies offering traditional analog production tools, digital tape oriented tools and workstation-based tools. Sonic generally competes against companies on the basis of features, cost effectiveness and product quality, customer support, and marketing and sales efforts. Sonic competes with companies on different bases depending on the nature of the competitor's products. For example, when selling against companies offering a traditional analog solution, the Company competes on the basis of editing capability, industry trends to substitute digital technologies for analog and potential return on investment through productivity and quality gains. When selling against companies offering digital tape-based systems, the Company competes on the basis of speed and ease of editing and processing, and economic and processing efficiencies afforded by workstations. When selling against companies offering digital workstation solutions, the Company competes on the basis of the power and effectiveness of its software applications, the cost and availability of expansion through optional upgrades and the customer's ability to maintain an integrated system and achieve networking capabilities.

     Many of the Company's competitors have greater financial, technical and marketing resources than Sonic. Traditional professional audio competitors, such as Japan Victor Corporation (JVC), Otari Corp., Sony Corporation and Studer AG (a division of Harmon), which have a major share of the analog and digital tape professional audio market, continue to sell analog and digital-tape based systems. A number of these competitors have introduced, or may be developing, digital audio workstations which will compete more directly with Sonic's products. Divisions of Siemens AG (Siemens Audio) and the Carlton Companies
(SSL), among others, market relatively high end professional disk-based digital audio systems which compete with the upper end and mid-range of Sonic's product line. Some independent companies and some divisions of large musical instrument companies offer hard disk-based digital audio systems which compete with various parts of Sonic's product line, including Avid Technology, Digidesign (a division of Avid Technology), Fairlight, Spectral Synthesis (acquired by Euphonix), Studio Audio and Design, Ltd. (Sadie), Studer Editech (a division of Harmon International), and TimeLine Vista Inc. (WaveFrame), among others. Alesis Corporation and Tascam, Inc. have recently introduced low cost multi-track digital tape systems which compete with the lower end of Sonic's product line. In addition, other companies manufacture various kinds of single function digital audio processing devices which compete with the Company's noise reduction, time compression and reverberation software options, for example, noise reduction modules from Cambridge Audio Research (CEDAR) and time compression, pitch shift, and reverberation modules from Lexicon (a division of Harmon). In the networking area, many companies provide FDDI- and CDDI-compliant solutions, as well as solutions based on alternate network technologies such as Asynchronous Transfer Mode (ATM) and "Fast" Ethernet,
which may compete with Sonic MediaNet.   Please see discussion "Products - Early
Sonic MediaNet Technology Transition Difficulties" beginning on Page 12.

     While the market for DVD premastering systems is still quite new, the Company has already encountered significant competition from a number of different kinds of companies. For example, a number of companies specialize in MPEG video encoding, and many of these have introduced systems compliant with the DVD-Video specification. Among these are CagEnt, C-Cube Microsystems, Digital Vision, Futuretel, Lucent, Minerva, 3DO, Philips, Matsushita, Optivision, Optibase, Toshiba, Pioneer, Zapex, and Nuko. In addition, the Company believes that other companies, not currently offering DVD-Video MPEG-2 video compression systems are likely to enter the market for such systems in the foreseeable future. In the DVD-Audio area, Dolby Laboratories, Zapex, Minerva, and other companies already offer, or have announced systems which perform Dolby Digital and/or MPEG-2 audio compression. Authoring systems for DVD-Video are available from or have been announced by Philips, Matsushita, Pioneer, Spruce Technologies, and Hyundai, among others. The Company anticipates that there will be additional competitors offering solutions in some or all of these areas in the near future.

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

     Early in the 1997 fiscal year the Company began exploring various "outsourcing" alternatives for further streamlining its manufacturing operations. In the summer of 1996, the Company began shifting various hardware products into an outsourcing arrangement with Time Electronics. Under this arrangement, Time is responsible for purchasing components, assembly into circuit cards, and testing of hardware products. Time's responsibility is to produce according to forecast schedules provided by Sonic. During the quarter ended March 31, 1998, approximately 75% of all product shipped by Sonic during the quarter were procured through this outsourcing program. It is the Company's current intention to continue to shift its production into outsourcing until only new or prototype products are manufactured directly by the Company. Sonic expects that this point will be reached within the 1999 fiscal year.

     While an outsourcing approach presents a number of advantages to Sonic, there are various risks that are an inherent part of such a program. Chief among these is that the Company's production is significantly dependent on a single source. Financial, operational, or supply problems encountered by Time could result in Sonic's inability to obtain timely delivery of finished product. Any such difficulties would adversely effect the Company's financial results.

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

EMPLOYEES

     At March 31, 1998, the Company had 78 full-time equivalent employees, including 28 in marketing, sales and customer support, 29 in software and hardware engineering, 11 in manufacturing and 10 in administration and finance. The success of the Company's future operations depends in large part on the Company's ability to recruit and retain engineers, technicians and other professionals who are in considerable demand and the process of locating technical, marketing, sales and management personnel with the combination of skills and attributes required to execute the Company's strategy is often lengthy. The Company believes that it will need to hire additional technical personnel in order to enhance its existing products and to develop new products. If the Company is unable to hire additional technical personnel, the development of new products and enhancements would likely be delayed. The loss of the services of these and other key personnel, particularly Robert J. Doris, Mary C. Sauer and James A. Moorer, or the inability to attract new personnel, could have a material adverse effect upon the Company's results of operations and research and development efforts. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown, or strike. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     Sonic's principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 30,000 square feet under a lease which expires in 2001.

     Sonic also has sales offices located in London and Tokyo.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 1998, the Company did not submit any matters to a vote of its security holders.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of May 31, 1998 are as follows:


-----------------------------------------------------------------------------------------------------------------
NAME                                  AGE      POSITION
-----------------------------------------------------------------------------------------------------------------
Robert J. Doris                       45       President (Chief Executive Officer) and Director
James A. Moorer                       52       Senior Vice President of Audio Development and Director
Mary C. Sauer                         45       Senior Vice President of Business Development and Director
A. Clay Leighton                      41       Vice President of Finance (Chief Financial Officer)
-----------------------------------------------------------------------------------------------------------------

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the Nasdaq National Market. As of March 31, 1998 there were approximately 110 registered holders of the Company's common stock. The Company believes, however, that many beneficial holders of its common stock have registered their shares in nominee or street name, and that there are substantially more than 110 beneficial owners. The low price and high price of the Company's common stock during the last eight quarters, are as follows:

                                                                             Low Price          High Price
                                                                         -----------------  -------------------
     Quarter ended June 30, 1996.......................................             $6.375              $12.250
     Quarter ended September 30, 1996..................................             $5.250              $ 9.750
     Quarter ended December 31, 1996...................................             $5.625              $ 9.125
     Quarter ended March 31, 1997......................................             $5.375              $ 8.250
     Quarter ended June 30, 1997.......................................             $5.000              $ 6.750
     Quarter ended September 30, 1997..................................             $5.000              $10.625
     Quarter ended December 31, 1997...................................             $4.375              $10.250
     Quarter ended March 31, 1998......................................             $2.250              $ 3.750

     The Company has not paid any dividends on its Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing the Company's business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future.

     On March 31, 1998, the Company issued 461,538 shares of its Series C Preferred Stock (the "Series C Preferred Stock") to Hambrecht & Quist Guaranty Finance, LLC, for an aggregate purchase price of $1,500,000, paid for by the cancellation of indebtedness. In connection with the foregoing sale of securities, the Company relied on (i) the exemption from securities registration afforded by Rule 506 under Regulation D ("Regulation D") as promulgated under the Securities Act of 1933, and (ii) the purchaser of such securities representations that it is a sophisticated investor and accredited investor with the meaning of Regulation D. The Series C Preferred Stock is currently convertible to shares of the Company's Common Stock on a share-to-share basis (the "Initial Conversion Rate") subject to adjustment for stock splits, stock dividends or other similar transactions. Subject to certain limitations, the Initial Conversion Rate may be reduced if the Company sells or issues dilutive equity securities at an effective purchase price of less than $3.00 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the years in the five year period ended March 31, 1998. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The financial statements for the periods ended March 31, 1994, 1995, 1996, 1997 and 1998 have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

                                                                          Years Ended March 31,
                                                      --------------------------------------------------------------
                                                        1994       1995         1996          1997          1998
                                                      ---------  ---------  ------------  ------------  ------------
                                                                   (in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue.........................................     15,278     20,154       13,944        15,911        19,881
Cost of revenue.....................................      5,576      7,676        7,344         7,432        10,209
                                                         ------     ------       ------        ------        ------
Gross profit........................................      9,702     12,478        6,600         8,479         9,672
Operating expenses:
 Marketing and sales................................      3,891      5,198        5,873         6,000         7,257
 Research and development...........................      1,598      2,417        2,961         5,737         6,037
 General and administrative.........................      1,234      1,627        2,668         1,837         1,603
                                                         ------     ------       ------        ------        ------
       Total operating expenses.....................      6,723      9,242       11,502        13,574        14,897
                                                         ------     ------       ------        ------        ------
Operating income (loss).............................      2,979      3,236       (4,902)       (5,095)       (5,225)
Other income (expense)..............................         19        298          176           (96)         (651)
Pro forma provision for income taxes(1).............      1,025          -            -             -             -
                                                         ------
Provision (benefit) for income taxes................          -      1,000       (1,169)            -             -
                                                                    ------       ------        ------        ------
Pro forma net income(1).............................      1,973          -            -             -             -
                                                         ======
Net income (loss)...................................          -      2,534       (3,557)       (5,191)       (5,876)
                                                                    ======       ======        ======        ======
Pro forma net income per share(1)...................       0.31          -            -             -             -
                                                         ======
Basic net income (loss) per share...................          -       0.33        (0.48)        (0.69)        (0.76)
                                                                    ======       ======        ======        ======
Shares used in computing per share amounts..........      6,379      7,726        7,447         7,542         7,761

BALANCE SHEET DATA:
Working capital.....................................     12,343     13,529        8,384         6,263         1,164
Total assets........................................     18,644     21,712       16,107        15,889        12,630
Shareholders' equity................................     13,724     16,332       12,912         8,430         5,418

_______________

   (1) The Company elected to be treated as an S Corporation for federal income tax purposes for the period January 1, 1989 through July 31, 1993. As such, the Company did not pay federal income taxes during that period; the Company's taxable income was included in the personal tax returns of the shareholders of the Company. The Statement of Operations Data includes a pro forma provision for income taxes, computed at the effective corporate rate on the net income of the Company of 34.2% for the fiscal year ended March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

     The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the three fiscal years ended March 31, 1996, approximately 50% of the Company's net revenue during the fiscal year ended March 31, 1997 and approximately 40% of the Company's net revenue during the fiscal year ended March 31, 1998. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to maintain or increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will depend in large part on sales of the DVD Creator system and related products which accounted for approximately 50% of the Company's net revenue in the fiscal year ended March 31, 1997, and 60% of the Company's net revenue in the fiscal year ended March 31, 1998.

     SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware, as well as peripheral devices such as disk drives and CD printers which are purchased as complete or largely complete
devices from other manufacturers.   SonicStudio is integrated with a Macintosh
computer which is not typically provided by the Company. For the fiscal years ending March 31, 1996, 1997 and 1998, the percentage of net revenue of peripheral devices has declined from approximately 20% to 2% to 0% as the Company has de-emphasized the sale of OEM hardware.

     In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types, for use with applications other than SonicStudio. In the fiscal years ended March 31, 1996, 1997 and 1998, Sonic MediaNet net revenue constituted approximately 16%, 9% and 4% of Company net revenue.

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

     In the last quarter of fiscal 1996, the Company became aware of competitive announcements which would significantly reduce demand for Sonic MediaNet in the
prepress industry.   Based on these announcements, the Company began preparing
for transitioning the current Sonic MediaNet product, which included various charges to the 1996 fiscal year results of operations, as discussed in "Products
- Sonic MediaNet; Charges Related to Technology Transition" beginning on Page
15.

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

     DVD Creator is a premastering system for DVD discs incorporating the three functions necessary to produce a finished DVD premaster image: video encoding, audio encoding and authoring. DVD Creator is sold both as a single workstation or as a workgroup with separate subsystems linked together via the Company's Sonic MediaNet networking system. During June, 1996, the Company began shipping
the first installation phase of the DVD Creator system.   For the fiscal year
ended March 31, 1998, DVD Creator systems constituted approximately 60% of the Company's net revenue.

     Sonic has announced its intention to deliver DestopDVD, a workstation aimed
at the corporate DVD market, in the first quarter of fiscal year 1999.   The
introduction of DesktopDVD is subject to a number of risks related to hardware and software development, marketing, distribution and sales programs, and customer support. There can be no assurance that the Company has correctly identified the corporate opportunity or that the Company will be able to establish the necessary distribution channels to sell and support DVD-Corporate products. If the Company has failed to correctly identify the corporate opportunity, or fails to develop, market, sell or support the product, the Company's results of operations could be materially adversely affected.

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

     The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Such costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. See Note 4 to Notes to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for fiscal years 1996 through 1998:

                                                                                        Years ended March 31,
                                                               --------------------------------------------------------------------
                                                                       1996                      1997                    1998
                                                               --------------------     --------------------    -------------------

Net revenue..................................................          100.0%                    100.0%                  100.0%
Cost of revenue..............................................           52.7                      46.7                    51.4
                                                                      ------                    ------                   -----
Gross profit.................................................           47.3                      53.3                    48.6
Operating expenses:
     Marketing and sales.....................................           42.1                      37.7                    36.5
     Research and development................................           21.2                      36.1                    30.4
     General and administrative..............................           19.2                      11.5                     8.0
                                                                      ------                    ------                   -----
Total operating expenses.....................................           82.5                      85.3                    74.9
                                                                      ------                    ------                   -----
Operating income (loss)......................................          (35.2)                    (32.0)                  (26.3)
Other income (expense).......................................            1.3                      (0.6)                   (3.3)
Provision (benefit) for income taxes.........................           (8.4)                        -                       -
                                                                      ------                    ------                   -----
Net loss.....................................................          (25.5)  %                 (32.6)  %               (29.6)  %
                                                                      ======                    ======                   =====



COMPARISON OF FISCAL YEARS ENDED MARCH 31

     Net Revenue. Net revenue increased from $13,944,000 in fiscal 1996 to $15,911,000 in fiscal 1997 and to $19,811,000 in fiscal 1998, representing an increase of 14.1% and 24.5%, respectively. The increase in net revenue in fiscal 1997 is primarily due to the introduction of the Company's DVD Creator systems, which is partially offset by the decrease in SonicStudio sales (including the decrease in peripheral devices sold with SonicStudio systems) due to a general weakness in sales of professional audio workstations, and a decrease in Sonic MediaNet sales. The Company began shipping its DVD Creator systems during the quarter ended June 30, 1996. The increase in net revenue in fiscal 1998 is primarily due to the increased sales of DVD Creator systems, offset partially by the continued decline in Sonic MediaNet sales.

     International sales accounted for 53%, 45% and 52% of net revenue for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. See Note 10 of Notes to Financial Statements. International sales as a percentage of net revenue decreased in fiscal 1997 primarily due to higher initial sales of DVD Creator in North America. International sales as a percentage of net revenue increased in fiscal 1998 primarily due to increased sales of DVD Creator overseas. The Company expects that international sales will continue to represent a significant percentage of future revenue.

     Cost of Revenue.   Cost of revenue, as a percentage of net revenue,
decreased from 52.7% for fiscal 1996 to 46.7% for fiscal 1997 and increased to 51.4% for fiscal 1998. The decrease in cost of revenue for fiscal year 1997 is primarily due to the reduction of peripheral devices sold with SonicStudio systems. The margin on software and Sonic manufactured hardware is generally over 60%, and the margin on peripheral devices is generally less than 30%. In fiscal year 1996 net revenue from peripheral devices was approximately 20% of total net revenue and in fiscal year 1997 it was approximately 2%. Cost of revenue for the fiscal year 1997 included a charge of approximately $281,000 for inventory write-down related to the discontinuance of the Sonic Cinema product line (Sonic Cinema was a system for Video CD premastering and the predecessor to DVD Creator. See discussion Sonic Cinema & DVD Creator). The increase in cost of revenue for fiscal year 1998 is primarily due to the additional charges of approximately $981,000 which were recorded during the fourth quarter, based upon board decisions made during the fourth quarter, related to inventory and capitalized software write-downs for discontinued and slower selling product lines.

     Marketing and Sales. Marketing and sales expenses increased from $5,873,000 in fiscal 1996 to $6,000,000 in fiscal 1997 and to $7,257,000 in fiscal 1998. Marketing and sales represented 42.1%, 37.7% and 36.5% of net revenue for fiscal 1996, 1997 and 1998, respectively. The Company's marketing and sales headcount increased from thirty-one at March 31, 1996 to thirty-four at March 31, 1997 and decreased to twenty-eight at March 31, 1998. In fiscal 1997, marketing and sales increased primarily due to the increase in headcount and the enhanced advertising and marketing related to the DVD Creator product line. In fiscal 1998, marketing and sales increased primarily due to the continued enhancement of advertising and marketing related to the DVD Creator product line and increased commission expense. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue increased from 4.2% in fiscal 1997 to 5.2% in fiscal 1998. The increase in the dealer and employee commission expense, as a percentage of net revenue, is primarily due to a shift in sales mix away from dealer sales (where no commission is payable to dealers) to direct sales (which generally involves a commission payable to dealers).


     Research and Development.  Research and development expenses increased from $2,961,000 in fiscal 1996 to $5,737,000 in fiscal 1997 to $6,037,000 in fiscal 1998. Research and development represented 21.2%, 36.1% and 30.4% of net revenue in fiscal 1996, 1997 and 1998, respectively. The Company capitalizes a portion of its software development costs in accordance with statement of Financial Accounting Standard No. 86. Research and development expenses increased in dollar amounts in fiscal year 1997 due to an increase in the number of software and hardware engineers from twenty-six at March 31, 1996 to thirty-three at March 31, 1997. In fiscal 1997, research and development expenses also increased due to the significant increase of consulting and prototype expenses associated with the development of the DVD Creator system. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects. In fiscal 1997, research and development, as a percentage of net revenue, increased significantly due to the investment made in the DVD Creator system.
In fiscal 1998, research and development expenses increased slightly in dollar amounts primarily due to continued investment in the development of the DVD
Creator system.   Research and development as a percentage of net revenue
decreased due to the increase in net revenue.


     General and Administrative. General and administrative expenses decreased from $2,668,000 in fiscal 1996 to $1,837,000 in fiscal 1997 and to $1,603,000 in fiscal 1998. General and administrative expenses represented 19.2%, 11.5% and 8.0% of net revenue in fiscal 1996, 1997 and 1998, respectively. Included in the fiscal year 1996 amount is a charge of $570,000 related to the unexpectedly early technology transition in the Company's Sonic MediaNet product line. Please see discussion "Products - Sonic MediaNet; Charges Related to Technology Transition" beginning on Page 15. The decrease in general and administrative expense for fiscal year 1998 is primarily due to the reduction in bad debt and other general expenses. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.


     Other Income, Net.  Other income for fiscal year ended March 31, 1996 is primarily due to interest income received on investments which were purchased
with cash not immediately needed for operations.   Other expense for fiscal
years ended March 31, 1997 and 1998 is due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist and with borrowings under the bank line of credit, which is partially offset by the interest income received on investments.

     Provision for Income Taxes. The Company has presented a provision (benefit) for income taxes (for fiscal year 1996), computed at the combined federal and state effective corporate rate in accordance with Statement of Financial Accounting Standards No. 109. The tax benefit for fiscal 1996 related to the amount the Company expected to recover in a federal income tax refund. A valuation allowance has been provided for deferred tax assets for which recovery would depend upon future taxable income. During the fiscal year ended March 31, 1996, the Company exhausted it's loss carryback capabilities, therefore, no benefit was recorded during fiscal year 1997 and 1998.


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

     In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The current agreement provides for up to $1,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1999. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate. On March 31, 1998 $500,000 was outstanding.

     In December, 1996, the Company also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility included subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 was a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997, 130,100 of the $7.00 warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of Common Stock. The Company recorded $549,000 of deferred interest, which will be amortized to interest expense over the term of the financing facility, attributable to the value of the warrants. The value of the warrants was estimated using the following assumptions for fiscal 1998 and 1997; volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

     In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of the common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998. During the quarter ended March 31, 1998, the Company drew down $1,450,000 on this equity-based line of credit and issued 606,130 shares of common stock.

     In March, 1998, the Company renegotiated its financing arrangement with Hambrecht & Quist Guaranty Finance. The agreements reached involve the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock and $1,500,000 of lower interest debt due in October 1999. The Company has filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the 461,538 shares of the Company's Common Stock which underlie the Series C Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued in connection with the original arrangement reached in December 1996 was changed to $3.25.

     The Company's operating activities have used cash of $2,591000, $34,000 and
$1,412,000 in fiscal 1996, 1997 and 1998, respectively.   During fiscal years
1996 and 1997, cash was used primarily to fund the operating loss. During fiscal year 1997 the cash used to fund the operating loss was substantially offset by the improvement in collection of receivables and the receipt of an income tax refund. During fiscal year 1998 the cash used to fund the operating loss was partially offset by the raising of $1,450,000 of equity through the equity line of credit. The management of the Company believes that existing cash, cash equivalents and short term investments, available credit and cash generated from operations will be sufficient to meet the Company's cash and investment requirements through at least fiscal 1999.

     As of March 31, 1998, the Company had cash, cash equivalents and short term investments of $2,479,000 and working capital of $1,164,000.

     Impact of Year 2000 Issue: The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, as such this issue is not expected to have a material effect on the operations of the Company. Nevertheless, the Company cannot predict the effect of the year 2000 problem on the vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact and there can be no assurance that the effect of the year 2000 issue on such entities will not adversely effect the Company's operations. The Company believes that all current versions of its product lines are Year 2000 compliant.

     Forward Looking Statements. Certain statements in this Form 10-K, including statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; charges and costs related to acquisitions; and the ability of the Company to develop and market products for the markets in which it operates, to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow on pages 35 through 50.

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors
Sonic Solutions:

We have audited the financial statements of Sonic Solutions as listed in the accompanying index in Item 14(a)1. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in accompanying index Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 1997 and 1998 and the results of its operations and its cash flows for the each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  KPMG Peat Marwick LLP


Oakland, California
April 24, 1998


                 See accompanying Notes to Financial Statements

                               SONIC SOLUTIONS


                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                     March 31,
                                                                                         -------------------------------
                                    ASSETS                                                     1997            1998
                                    ------                                               ----------------  -------------
Current assets:
    Cash and cash equivalents..........................................................          $ 4,806          2,479
    Accounts receivable, net of allowance for returns and doubtful accounts of $588
     and $617 at March 31, 1997 and 1998, respectively.................................            3,105          3,198

   Inventory...........................................................................            1,275            634
   Refundable income taxes.............................................................              450            148
   Prepaid expenses and other current assets...........................................              719            317
                                                                                                 -------        -------
      Total current assets.............................................................           10,355          6,776
Fixed assets, net......................................................................            3,154          2,766
Purchased and internally developed software costs, net.................................            1,954          2,944
Other assets...........................................................................              426            144
                                                                                                 -------        -------

      Total assets.....................................................................           15,889         12,630
                                                                                                 =======        =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities............................................          $ 2,971          3,315
   Bank note payable...................................................................                -            500
   Deferred revenue and deposits.......................................................              705          1,036
   Subordinated debt, current portion..................................................              347            623
   Current portion of obligations under capital leases.................................               69            138
                                                                                                 -------        -------

      Total current liabilities........................................................            4,092          5,612

Subordinated debt, net of current portion..............................................            3,195          1,364
Obligations under capital leases, net of current portion...............................              172            236
                                                                                                 -------        -------
      Total liabilities................................................................            7,459          7,212
                                                                                                 -------        -------
Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized: 0 and 461,538
  shares issued and outstanding at March 31, 1997, and 1998, respectively..............                -          1,500
Common stock, no par value, 30,000,000 shares authorized; 7,595,897 and 8,302,230  shares issued and outstanding at March 31, 1997 and
 1998, respectively....................................................................           13,840         15,204
Accumulated deficit....................................................................           (5,410)       (11,286)
                                                                                                 -------        -------

   Total shareholders' equity..........................................................            8,430          5,418
                                                                                                 -------        -------

   Total liabilities and shareholders' equity..........................................          $15,889         12,630
                                                                                                 =======        =======

                       See accompanying Notes to Financial Statements

                                SONIC SOLUTIONS

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                     Years Ended March 31,
                                                                         --------------------------------------------
                                                                             1996           1997            1998
                                                                         -------------  -------------  --------------
Net revenue............................................................      $ 13,944         15,911          19,881

Cost of revenue........................................................      --------         ------          ------
                                                                                7,344          7,432          10,209
                                                                             --------         ------          ------

                                                                                6,600          8,479           9,672
Gross profit...........................................................      --------         ------          ------

Operating expenses:
 Marketing and sales...................................................         5,873          6,000           7,257
 Research and development..............................................         2,961          5,737           6,037
 General and administrative............................................         2,668          1,837           1,603
                                                                             --------         ------          ------

 Total operating expenses..............................................        11,502         13,574          14,897
                                                                             --------         ------          ------

 Operating loss........................................................        (4,902)        (5,095)         (5,225)

Other income (expense), net............................................           176            (96)           (651)
                                                                             --------         ------          ------

 Loss before income taxes..............................................        (4,726)        (5,191)         (5,876)

Provision (benefit) for income taxes...................................        (1,169)             -               -
                                                                             --------         ------          ------

 Net loss..............................................................       ($3,557)        (5,191)         (5,876)
                                                                             ========         ======          ======


 Basic and diluted loss per common share...............................        ($0.48)         (0.69)          (0.76)
                                                                             ========         ======          ======

 Shares used in computing per share amounts............................         7,447          7,542           7,761
                                                                             ========         ======          ======

                        See accompanying Notes to Financial Statements

                              SONIC SOLUTIONS

                      STATEMENTS OF SHAREHOLDERS' EQUITY


                               (in thousands)




                                                                                                  Unrealized
                                            Preferred stock    Common stock                       Gain (Loss)        Total
                                           -----------------    ------------        Accumulated       on          Shareholders'
                                           Shares     Amount  Shares   Amount         deficit     Investments        Equity
                                           ------     ------  ------   ------         -------     -----------        ------
Balances at March 31, 1995............       ---        ---    7,380   $12,990          3,338               4        16,332
  Exercise of common stock options....       ---        ---      114       143            ---             ---           143
  Unrealized loss on investments......       ---        ---      ---       ---            ---              (6)           (6)
  Net loss............................       ---        ---      ---       ---         (3,557)            ---        (3,557)
                                        --------  ---------    -----   -------        -------   -------------        ------

Balances at March 31, 1996............       ---        ---    7,494    13,133           (219)             (2)       12,912
  Exercise of common stock options....       ---        ---      102       158            ---             ---           158
  Unrealized gain on investments......       ---        ---      ---       ---            ---               2             2
  Issuance of warrants................       ---        ---      ---       549            ---             ---           549
  Net loss............................       ---        ---      ---       ---         (5,191)            ---        (5,191)
                                        --------  ---------    -----   -------        -------   -------------        ------

Balances at March 31, 1997............                         7,596    13,840         (5,410)            ---         8,430
  Exercise of common stock options....      ---        ---       50        84            ---             ---            84
  Issuance of preferred stock.........      462      1,500      ---       ---            ---             ---         1,500
  Equity line of credit issuances.....      ---        ---      618     1,253            ---             ---         1,253
  Issuance of warrants................      ---        ---      ---        27            ---             ---            27
  Exercise of warrants................      ---        ---       38       ---            ---             ---           ---
  Net loss............................      ---        ---      ---       ---         (5,876)            ---        (5,876)
                                        --------  ---------    -----   -------        -------   -------------        ------

Balances at March 31, 1998............       462      1,500    8,302   $15,204        (11,286)             --         5,418
                                        ========  =========    =====   =======        =======   =============        ======

                  See accompanying Notes to Financial Statements

                                SONIC SOLUTIONS
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Years Ended March 31,
                                                                                 -----------------------------------------
                                                                                    1996          1997           1998
                                                                                 -----------  -------------  -------------
Cash flows from operating activities:
Net loss.......................................................................     ($3,557)        (5,191)        (5,876)
Adjustments to reconcile net loss  to net cash used in operating activities:
Depreciation and amortization..................................................         900          1,693          2,255
Provision for returns and doubtful accounts, net...............................         880            190             29
Changes in operating assets and liabilities:
  Accounts receivable..........................................................       1,625            806           (122)
  Inventory....................................................................         886            606            641
  Refundable income taxes......................................................      (1,600)         1,150            450
  Prepaid expenses and other current assets....................................         107           (243)           254
  Other assets.................................................................         (96)           181            282
  Accounts payable and accrued liabilities.....................................      (1,717)           218            344
  Deferred revenue and deposits................................................        (116)           263            331
  Income taxes payable.........................................................         (37)          ----           ----
  Deferred income taxes........................................................         134            293           ----
                                                                                   --------         ------         ------
    Net cash used in operating activities......................................      (2,591)           (34)        (1,412)
                                                                                   --------         ------         ------
Cash flows from investing activities:
  Purchase of fixed assets.....................................................      (1,673)        (1,462)          (787)
  Additions to purchased and internally developed software.....................        (577)        (1,112)        (1,849)
  Redemption/maturities of short-term investments..............................       5,103          2,108           ----
                                                                                   --------         ------         ------
    Net cash provided by (used in) investing activities........................       2,853           (466)        (2,636)
                                                                                   --------         ------         ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options...............................         143            158             84
  Proceeds from issuances of subordinated debt.................................          --          3,542            ---
  Repayments of subordinated debt..............................................          --             --            (55)
  Proceeds from equity line financing..........................................          --             --          1,392
  Borrowings on line of credit.................................................       3,700            ---            500
  Repayments of line of credit.................................................      (3,700)           ---            ---
  Principal payments on capital leases.........................................          --            (29)           (88)
  Redemption of warrants.......................................................          --             --           (112)
  Proceeds from issuance of warrants...........................................          --            549             --
                                                                                   --------         ------         ------
    Net cash provided by financing activities..................................         143          4,220          1,721
                                                                                   --------         ------         ------
Net increase (decrease) in cash and cash equivalents...........................         405          3,720         (2,327)
Cash and cash equivalents, beginning of year...................................         681          1,086          4,806
                                                                                   --------         ------         ------
Cash and cash equivalents, end of year.........................................    $  1,086          4,806          2,479
                                                                                   ========         ======         ======
Supplemental disclosure of cash flow information:
  Interest paid during year....................................................    $     28            106            265
                                                                                   ========         ======         ======
  Income taxes paid during year................................................    $    345            ---             13
                                                                                   ========         ======         ======
  Noncash financing and investing activities:
    Assets acquired through capital lease......................................    $    ---            270            221
                                                                                   ========         ======         ======

    Conversion of subordinated debt to preferred stock.........................    $    ---            ---          1,500
                                                                                   ========         ======         ======






                 See accompanying Notes to Financial Statements

                                SONIC SOLUTIONS

                         NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996, 1997 and 1998

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  (a)  Operations

  Sonic Solutions (the Company) designs, develops, manufactures and markets digital tools for professionals who manipulate media - sound, images, moving pictures and text - in computer based settings. SonicStudio(TM) is a line of digital audio random access editing and processing systems, commonly known as Digital Audio Workstations. SonicStudio systems are used by a wide range of audio professionals to prepare recorded sound for release on Digital Audio Compact Discs, for inclusion in film and video sound tracks, and for broadcast on radio and television. The Company's Sonic MediaNet and Sonic LightSpeed product is a high speed local area network and file management system that is optimized for management of data intensive file transfers typically required in digital video, digital audio, computer graphics and desktop publishing. The Company's DVD Creator product line is a complete workgroup solution for DVD premastering. It includes MPEG-2 video encoding, audio preparation and disc authoring, layout, and formatting. The Company's products generally include application software and specialized hardware installed on a personal computer. The Company's products are designed to improve the productivity and effectiveness of media professionals, enabling them to process and manipulate more material in a given amount of time and to achieve results which would have been impossible using traditional linear analog or digital technology.

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

  The Company's products are primarily compatible with Macintosh personal computers. Although the Company plans to introduce new products compatible with other computer platforms in the future, the financial results of the Company could be materially adversely affected should the industry no longer support the Macintosh platform prior to the new products release.

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

  In the years ended March 31, 1996 and 1997 no single customer accounted for more than 10% of revenue. In the year ended March 31, 1998, one customer accounted for 10% of revenue.

  Cost of revenue includes hardware product costs, third party hardware costs, amortization of capitalized software and third party software royalties.

  (d)  Cash Equivalents

  Cash equivalents consist of short-term, highly-liquid investments with remaining maturities of ninety days or less at the date of acquisition. Cash equivalents are generally invested in money market funds.

  (e)  Inventory

  Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of raw materials, work in process and original equipment manufacturer's goods.

  (f)  Fixed Assets

  Fixed assets consist of furniture and equipment and are recorded at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Equipment held under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset.

  (g) Purchased and Internally Developed Software Costs

  Subsequent to attaining technological feasibility in accordance with Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, purchased software and software product development costs are capitalized when a product's technological feasibility has been established and then is amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

  (h)  Income Taxes

  The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

  (i)  Basic and diluted loss per share

  The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share. Prior periods should be restated to conform to SFAS No. 128, however, as the Company had a net loss in the prior periods, basic and diluted loss per share are the same as the previously presented primary loss per share.

  Excluded from the computation of diluted loss per share for 1998 are options to acquire 640,809 shares of common stock with a weighted average exercise price $2.82 because their effects would be anti-dilutive.

  The following tables set forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the years ended March 31, 1996, 1997 and 1998 (in thousands, except per share data):



                                                                               Year Ended March 31,
                                                       -------------------------------------------------------------------
                                                               1996                   1997                   1998
                                                       ---------------------  ---------------------  ---------------------
Net loss.............................................               ($3,557)                (5,191)                (5,876)
                                                                    =======                 ======                 ======
Weighted average number of
 common shares outstanding...........................                 7,447                  7,542                  7,761
Number of common stock
 equivalents as a result of stock
 options outstanding using the
 treasury stock method...............................                    --                     --                     --
            Total....................................                 7,447                  7,542                  7,761
                                                                    =======                 ======                 ======
Primary and fully diluted net loss
 per share...........................................                ($0.48)                 (0.69)                 (0.76)
                                                                    =======                 ======                 ======


  (j)  Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk are trade receivables. The Company manufactures and sells its products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of its end users and their dispersion across many geographic sales areas. The Company maintains an allowance for doubtful accounts to provide against potential credit losses.

  (k)  Stock-Based Compensation

  The Company has various stock-based compensation plans, as discussed in Note 7. The Company has accounted for the effect of its stock based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to adopt only the disclosure based requirements of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation and as such has disclosed the pro forma effects on net income (loss) and net income (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans.

  (l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

  The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

  (m)  New Accounting Pronouncements

  SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997 and early adoptions is encouraged. The Company will adopt this standard in the next fiscal year.

  SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners.

  In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exits, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 will be adopted by the Company effective April 1, 1998 and is not expected to have any material effect on revenue recognition.

  (n)  Impact of the Year 2000 Issue

  The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant and that the current versions of its product lines are year 2000 compliant, and as such this issue is not expected to have a material effect of the operations of the Company.

  (o)  Reclassification

  Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

(2)  INVENTORY

     The components of inventory consist of (in thousands):

                                                          March 31,
                                                  ---------------------
                                                      1997       1998
Raw materials...................................  ----------  ---------
Work-in-process.................................  $      700        468
Original equipment manufacturer's goods.........         500        130
                                                          75         36
                                                  ----------  ---------
                                                  $    1,275        634
                                                  ==========  =========

(3)  FIXED ASSETS

     Fixed assets consist of (in thousands):

                                                                                             March 31,
                                                                                       ---------------------
                                                                                         1997          1998
                                                                                       -------        ------
Equipment, furniture and fixtures................................................      $ 3,509         4,206
Demonstration equipment..........................................................        1,375         1,505
Parts used in service, not held for sale.........................................        1,110         1,292
                                                                                       -------        ------
                                                                                         5,994         7,003
Less accumulated depreciation....................................................       (2,840)       (4,237)
                                                                                       -------        ------
                                                                                       $ 3,154         2,766
                                                                                       =======        ======

          Depreciation expense was $675,000, $1,262,000 and $1,397,000 for the years ended March 31, 1996, 1997, and 1998, respectively. As of March 31, 1998, fixed assets held under capital lease totaled $313,000 and accumulated depreciation on those assets totaled $62,000.


(4)  PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS

     Capitalized software costs consist of (in thousands):

                                                                                            March 31,
                                                                                   --------------------------
                                                                                       1997          1998
                                                                                   ------------  ------------
Purchased software...............................................................      $   290           332
Internally developed software....................................................        2,808         4,615
                                                                                       -------        ------
                                                                                         3,098         4,947
Accumulated amortization.........................................................       (1,144)       (2,003)
                                                                                       -------        ------
                                                                                       $ 1,954         2,944
                                                                                       =======        ======

          Amortization of capitalized software costs was $225,000, $431,000 and $859,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of (in thousands):

                                                                                           March 31,
                                                                                   ----------------------
                                                                                      1997        1998
                                                                                   -----------  ---------
Accounts payable.................................................................       $1,697      1,458
Commissions payable..............................................................          401        321
Accrued compensation and benefits................................................          445        605
Accrued expenses.................................................................          428        931
                                                                                        ------      -----
                                                                                        $2,971      3,315
                                                                                        ======      =====

(6)  LONG-TERM DEBT AND CREDIT FACILITIES

          In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The current agreement provides for up to $1,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1999. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this Agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate (9.25% at March 31, 1998). The Company was in technical default of certain financial covenants in connections with its bank facility, which have been waived by the lender; on March 31, 1998, there was $500,000 outstanding.

          In December, 1996, the Company obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility included subordinated debt and equipment financing. During December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 was a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all the assets of the Company, subordinate to the Silicon Valley Bank Agreement discussed above. Interest on borrowings under these facilities is payable monthly at a rate of 7.75% and 6.75%, respectively. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares. The Hambrecht & Quist entities may exercise 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December 1997, 130,100 of the $7.00 warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of Common Stock. The Company recorded $549,000 of debt discount, which is being amortized to interest expense over the term of the financing facility, attributable to the value of the warrants. In March, 1998, the Company renegotiated its financing arrangement with Hambrecht & Quist Guaranty Finance. The agreements reached involve the restructuring of $3,000,000 of debt into $1,500,000 of convertible preferred stock and $1,500,000 of lower interest debt due in October 1999. The Company has filed a Form S-3 Registration Statement under The Securities Act of 1933 to register the 461,538 shares of the Company's Common Stock which underlie the Series C Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10 Warrants issued in connection with the original arrangement reached in December 1996 was changed to $3.25.

          In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of the common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998. During the quarter ended March 31, 1998, the Company drew down $1,450,000 on this equity-based line of credit and issued 606,130 shares of common stock at an average price per share of $2.39.


(7)  SHAREHOLDERS' EQUITY

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

     During 1995, the Company adopted the 1994 NonEmployee Directors Stock Option Plan which provides for the grant of stock options to the Company's nonemployee directors. Under this plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 24,000 options outstanding at March 31, 1998, at a price of $2.5625 per share, of which 7,416 were exercisable.

     In March 1998, the Board of Directors approved the repricing of options at an exercise price of $2.5625. There were no changes made to the vesting schedules in relation to the repricing.

     A summary of the Company's option plans is presented below:

                                          1996                              1997                                1998
                                          ----                              ----                                ----
                                             Weighted-                            Weighted-                           Weighted-
                                              average                              average                             average
                                Options      Exercise price         Options     Exercise price       Options     Exercise price
                                -------      --------------         -------     --------------       -------     --------------
Outstanding at beginning
of year....................        526,191       $3.29              820,398          $4.92            829,699         $5.53
Granted....................        522,500        6.19              310,400           6.31          1,925,150          3.76
Exercised..................       (114,071)       1.26             (102,269)          1.66            (50,062)         1.70
Forfeited..................       (114,222)       6.90             (198,830)          6.19         (1,044,609)         6.66
                                 ---------                        ---------                       -----------
Outstanding at end of year.        820,398       $4.92              829,699          $5.53          1,660,178         $2.89
                                 =========                        =========                       ===========

Options exercisable at
 year end..................        275,675       $2.76              308,723          $4.45            640,809         $2.82

Fair value of options granted
 during the year...........                      $3.62                               $3.73                            $2.22




ACCOUNTING FOR STOCK-BASED COMPENSATION

          Had compensation cost for the Company's plans been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net loss and net loss per share for the years ended March 31, 1997 and 1998 would have been increased as indicated below (in thousands, except per share data):


                                                March 31,
                                                ---------
                                       1996        1997         1998
                                   -----------  -----------  -----------
Net loss              As Reported     $3,557      $5,191      $5,876
Pro Forma                             $3,636      $5,603      $6,572

Net loss per share    As Reported     $ 0.48      $ 0.69      $ 0.76
                      Pro Forma       $ 0.49      $ 0.74      $ 0.85

          The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998; risk-free interest rate of 5.59%, 6.31% and 5.97%; expected life of 4 years; 73%, 73% and 91% expected volatility; and no dividends.

          The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 and 1997 and does not consider compensation costs for stock options granted prior to April 1, 1995.

          The following table summarizes information about stock options outstanding at March 31, 1998.

                                   Options Outstanding           Options Exercisable
                                   -------------------           -------------------

                                Number                               Weighted          Number          Average
                           Outstanding at       Remaining             Average      Outstanding at     Exercise
    Exercise Price         March 31, 1998    Contractual Life     Exercise Price   March 31, 1998       Price
    --------------         --------------    ----------------     --------------   --------------       -----
From $0.86 to $1.00                5,167                 3.50              $0.91           5,167       $0.91
From $1.01 to $1.71               44,318                 4.82               1.43          44,318        1.43
From $1.72 to $2.86
                               1,437,084                 8.97               2.53         528,729        2.53
From $2.87 to $4.29
                                   3,821                 5.58               4.29           3,821        4.29
From $4.30 to $7.50
                                 154,538                 7.03               6.17          55,942        6.36
From $7.51 to $11.50
                               ---------                 ----              -----         -------       -----
                                  15,250                 6.82               8.88           2,832        9.88
                               ---------                 ----              -----         -------       -----
From $0.05 to $10.25
                               1,660,178                 8.64              $2.89         640,809       $2.82
                               =========                 ====              =====         =======       =====

(8)    INCOME TAXES

            Income tax expense (benefit) consists of the following for the years ended March 31:

                                        Current         Deferred          Total
                                    ---------------  --------------  ----------------
                                                     (in thousands)
1996:
   Federal........................         ($1,304)             83            (1,221)
   State..........................               2              50                52
                                           -------             ---            ------
                                           ($1,302)            133            (1,169)
                                           =======             ===            ======
1997:
   Federal........................           ($293)            293                 -
   State..........................               -               -                 -
                                           -------             ---            ------
                                             ($293)            293                 -
                                           =======             ===            ======

1998:
   Federal........................               -               -                 -
   State..........................               3               -                 3
                                           -------             ---            ------
                                                 3               -                 3
                                           =======             ===            ======

      The differences between income taxes computed using the statutory federal income tax rate and that shown in the statements of operations are summarized as follows (in thousands):

                                                                                      1997                1998
                                                                               ------------------  ------------------
Computed tax at statutory rate...............................................             (1,765)             (1,998)
Tax credits utilized.........................................................               (201)                131
State taxes, net of federal benefit..........................................                 --                   3
Tax exempt interest income...................................................                (25)                (36)
Current year net operating losses, temporary differences and credits for
which no benefit was recognized..............................................              1,681               1,880
Change in beginning of year valuation allowance..............................                293                  --
Other........................................................................                 17                  23
                                                                                          ------              ------
                                                                                              --                   3
                                                                                          ======              ======

The components of deferred taxes are as follows at March 31 (in thousands):

    Deferred tax assets:                                                                           1997               1998
                                                                                           -----------------  -----------------
             Accounts receivable........................................................               252                254
             Inventories................................................................               459                542
             Tax credit carryforwards...................................................             1,013              1,550
             Net operating losses.......................................................             1,843              4,103
             Accrued vacation pay.......................................................                50                 62
             Commissions................................................................                29                 40
             State income taxes.........................................................                --                  1
             Warranty and other.........................................................                22                 42
                                                                                           -----------------  -----------------

                     Gross deferred tax assets..........................................             3,668              6,594
                     Valuation allowance................................................            (2,784)            (5,343)
                     Total deferred tax assets, net of valuation allowance..............               884              1,251

Deferred tax liabilities:
             Fixed assets..............................................................               (172)              (174)
             Internally developed software.............................................               (712)            (1,077)
                                                                                           -----------------  -----------------
                     Total deferred tax liability......................................               (884)            (1,251)
                                                                                           -----------------  -----------------

                               Net deferred taxes......................................                 -                  -
                                                                                           =================  =================

     The net change in the valuation allowance for the year ended March 31, 1998 was an increase of approximately $2,559,000. Management believes that sufficient uncertainty exits regarding the future realization of certain deferred tax assets and, that a valuation allowance is required.

     As of March 31, 1998, the Company has cumulative federal and California net operating losses of approximately $10,800,000 and $6,000,000 which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2013. The California tax loss carryforwards will expire beginning in the year 2001 through 2003.

     As of March 31, 1998, the Company has cumulative unused research and development tax credits of approximately $1,015,000 and $400,000 which can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2009 through 2013; California credits will carryforward indefinitely.

     As of March 31, 1998, the Company has federal minimum tax credit carryforwards of approximately $135,000 which will carry forward indefinitely until utilized.

(9)  COMMITMENTS AND CONTINGENCIES

     (a)  Leases

          In December, 1996, the Company entered into a leasing agreement to finance the purchase of up to $1,000,000 in equipment, as discussed in Note 6. Lease terms under the agreement are for 42 months and are secured by the leased equipment. The Company also leases certain facilities and equipment under noncancelable operating leases. Future payments under capital and operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                                                        Capital        Operating
                               Year Ending March 31,                                     Leases           Leases
                               ---------------------                                    -------        ---------
1999...............................................................................       $ 126              702
2000...............................................................................         168              705
2001...............................................................................         141              705
2002...............................................................................           -              705
2003...............................................................................           -              117
Thereafter.........................................................................           -                -
                                                                                        -------        ---------
Total minimum lease payments.......................................................         435            2,934
                                                                                                       =========
Less amount representing interest..................................................         (61)
Less current portion of obligations under capital lease............................        (138)
                                                                                        -------
Long-term obligations under capital lease..........................................       $ 236
                                                                                        =======

     Rent expense under operating leases for the years ended March 31, 1996, 1997 and 1998 was approximately $447,000, $610,000 and $847,000, respectively.

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

(10) INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment and markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):

                                                                   Year Ended March 31,
                                                          ---------------------------------------
                                                             1996         1997          1998
                                                          -----------  -----------  -------------
North America (substantially all United States).........      $ 6,565        8,780          9,612
Export:
     Europe.............................................        2,451        2,763          4,949
     Pacific Rim........................................        4,181        3,491          4,009
     Other international................................          747          877          1,311
                                                              -------       ------         ------
               Total net revenue                              $13,944       15,911         19,881
                                                              =======       ======         ======

     Foreign based assets were insignificant as of March 31, 1997 and 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.  FINANCIAL STATEMENTS.

            Included in Part II of this report:

            Report of Independent Auditors (page 35 of this Report).

            Balance Sheets as of March 31, 1997 and March 31, 1998.

            Statements of Operations for each of the three years in the period ended March 31, 1998.

            Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1998.

            Statements of Cash Flows for each of the three years in the period ended March 31, 1998.

            Notes to Financial Statements (pages 41 through 50 of this Report).

      (a)2. FINANCIAL STATEMENTS SCHEDULES.

            Included in Part IV of this report:

            Schedule II   Valuation and Qualifying Accounts

            All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

      (a)3. EXHIBITS:

             3.1               (1)    Restated Articles of Incorporation

             3.2               (1)    Amended and Restated By-Laws

             4.1               (1)    Specimen Common Stock Certificate

             4.2               (1)    Investors' Rights Agreement dated August
                                      20, 1993 between the Investors listed on
                                      the Schedule of Investors thereto and the
                                      Company

             4.3               (1)    Right of Last Refusal, Co-Sale and
                                      Shareholders' Option Agreement dated
                                      August 20, 1993 between the Investors
                                      listed on the Schedule of Investors
                                      thereto and the Company

             10.1              (1)    Amended and Restated Stock Option Plan

             10.2              (1)    Lease Agreement dated December 16, 1991
                                      between Phoenix Leasing Incorporated and
                                      the Company

             10.3              (1)    Loan Agreement dated November 28, 1993
                                      between Bank of America and the Company

             10.4              (1)    Agreement dated September 28, 1993 between
                                      JL Cooper Electronics and the Company

             10.5              (1)    Form of Indemnity Agreement

             10.6              (2)    Lease Agreement dated January 26, 1995
                                      between Golden Gate Plaza and the Company

             10.7              (3)    Private Line of Credit Agreement dated
                                      December 31, 1997 between Kingsbridge
                                      Capital Limited and the Company

             10.8              (4)    Private Securities Subscription Agreement
                                      dated March 31, 1998 between Hambrecht &
                                      Quist Guaranty Finance, LLC and the
                                      Company

             24.1                     Power of Attorney (see pages 54 and 55)

             27                       Financial Data Schedule

_______________

(1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

(2)  Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3)  Incorporated by reference to exhibits to Registration Statement on
            Form S-3 (No. 333-44347) effective January 30, 1998.

(4)  Incorporated by reference to exhibits to Registration Statement on
            Form S-3 (No. 333-50697) effective April 29, 1998.

     (b)    REPORTS ON FORM 8-K:  None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 19th day of June, 1998.


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

              SIGNATURE                            TITLE                                  DATE
              ---------                            -----                                  ----
         /s/  Robert J. Doris           President and Director (Principal Executive     June 19, 1998
--------------------------------------  Officer)
              Robert J. Doris

         /s/  James A. Moorer           Senior Vice President of Audio Development      June 19, 1998
--------------------------------------  and Director
              James A. Moorer

         /s/  Mary C. Sauer             Senior Vice President of Marketing and Sales    June 19, 1998
--------------------------------------  and Director
              Mary C. Sauer



         /s/  Michael C. Child          Director                                        June 19, 1998
----------------------------------
              Michael C. Child

         /s/  Robert M. Greber          Director                                        June 19, 1998
----------------------------------
              Robert M. Greber

         /s/  Peter J. Marguglio        Director                                        June 19, 1998
----------------------------------
              Peter J. Marguglio

         /s/ A. Clay Leighton           Vice President of Finance and Chief Financial   June 19, 1998
----------------------------------      Officer (Principal Financial Accounting
             A. Clay Leighton           Officer)


                                                            SCHEDULE II
                                SONIC SOLUTIONS

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1996, 1997 and 1998
                                 (in thousands)


                                              Balance at  Charged to  Charged                 Balance
                                              ----------  ----------  --------               ---------
                                              beginning   costs and   to other               at end of
                                              ----------  ----------  --------               ---------
                                              of period    expenses   accounts  Deductions    period
                                              ----------  ----------  --------  ----------   ---------
Year ended March 31, 1996
     Allowance for doubtful accounts........      $  512         593       ---         ---       1,105
     Allowance for returns..................         298         ---       287         ---         585
                                                  ------         ---       ---      ------       -----
                                                  $  810         593       287         ---       1,690
                                                  ======         ===       ===      ======       =====

Year ended March 31, 1997
     Allowance for doubtful accounts........      $1,105          90       ---        (974)        221
     Allowance for returns..................         585         ---       100        (318)        367
                                                  ------         ---       ---      ------       -----
                                                  $1,690          90       100      (1,292)        588
                                                  ======         ===       ===      ======       =====

Year ended March 31, 1998
     Allowance for doubtful accounts........      $  221          44       ---         (42)        223
     Allowance for returns..................         367         ---       190        (163)        394
                                                  ------         ---       ---      ------       -----
                                                  $  588          44       190        (205)        617
                                                  ======         ===       ===      ======       =====

INDEX TO EXHIBITS

         3.1             1           Restated Articles of Incorporation
         3.2             1           Amended and Restated By-Laws
         4.1             1           Specimen Common Stock Certificate
         4.2             1           Investors' Rights Agreement dated August 20, 1993 between the Investors listed on the Schedule of Investors thereto and the Company
         4.3             1           Right of Last Refusal, Co-Sale and Shareholders' Option Agreement dated
                                     August 20, 1993 between the Investors listed on the Schedule of
                                     Investors thereto and the Company
         10.1            1           Amended and Restated Stock Option Plan
         10.2            1           Lease Agreement dated December 16, 1991 between Phoenix Leasing
                                     Incorporated and the Company
         10.3            1           Loan Agreement dated November 28, 1993 between Bank of America and the
                                     Company
         10.4            1           Agreement dated September 28, 1993 between JL Cooper Electronics and the Company
         10.5            1           Form of Indemnity Agreement
         10.6            2           Lease Agreement dated January 26, 1995 between Golden Gate Plaza and the Company
         10.7            3           Private Line of Credit Agreement dated December 31, 1997 between Kingsbridge
                                     Capital Limited and the Company
         10.8            4           Private Securities Subscription Agreement dated March 31, 1998 between
                                     Hambrecht & Quist Guaranty Finance, LLC and the Company.
         24.1                        Power of Attorney (see pages 54 and 55)

         27                          Financial Data Schedule
--------------------
/1/   Incorporated by reference to exhibits to Registration Statement on Form
      S-1 (No. 33-72870) effective February 10, 1994.
/2/   Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996.
/3/   Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.
/4/   Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

                                       57