Form 10-Q
period 1998-06-30
SONIC SOLUTIONS/CA/
filed 1998-08-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to ________

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


The number of outstanding shares of the registrant's Common Stock on July 30, 1998, was 8,443,091.


--------------------------------------------------------------------------------
1

                                SONIC SOLUTIONS

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



                               TABLE OF CONTENTS

                                                          PAGE
PART I.    FINANCIAL INFORMATION


ITEM 1.    Condensed Balance Sheets as of March 31, 1998
           and June 30, 1998..............................  3

           Condensed Statements of  Operations for the
           quarter ended June 30, 1997 and 1998...........  4

           Condensed Statements of Cash Flows for the
           quarter ended June 30, 1997 and 1998...........  5

           Notes to Condensed Financial Statements........  6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..  9

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K..............  15

           Signatures....................................  16

                         PART I  FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions

                            Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                                                1998
                                                                                                    ----------------------------
                            ASSETS                                                                  March 31             June 30
                            ------                                                                  --------             -------
                                                                                                                       (unaudited)
Current Assets:
 Cash and cash equivalents...........................................................              $  2,479               2,048
 Accounts receivable, net of allowances for returns and doubtful accounts of $617 and $589 at March 31, 1998 and June 30,
    1998, respectively.................................................................               3,198               3,083
 Inventory.............................................................................                 634                 954
 Prepaid expenses and other current assets.............................................                 317                 172
 Refundable income taxes...............................................................                 148                 148
                                                                                                   --------             -------
     Total current assets..............................................................               6,776               6,405
Fixed assets, net......................................................................               2,766               2,577
Purchased and internally developed software costs, net.................................               2,944               2,838
Other assets...........................................................................                 144                 180
                                                                                                   --------             -------

     Total assets......................................................................            $ 12,630              12,000
                                                                                                   ========             =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities............................................            $  3,315               3,895
   Bank note payable...................................................................                 500                 500
   Deferred revenue and deposits.......................................................               1,036               1,039
   Subordinated debt, current portion..................................................                 623                 540
   Current portion of obligations under capital leases.................................                 138                 140
                                                                                                   --------             -------

     Total current liabilities.........................................................               5,612               6,114
Subordinated debt, net of current portion..............................................               1,364               1,387
Obligations under capital leases, net of current portion...............................                 236                 200
                                                                                                   --------             -------
     Total liabilities.................................................................               7,212               7,701
                                                                                                   --------             -------
Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value, 30,000,000 shares authorized; 461,538 shares issued and outstanding at March 31, 1998
  and June 30, 1998, respectively......................................................               1,500               1,500
Common stock, no par value, 30,000,000 shares authorized; 8,302,230 and 8,443,091 shares issued and outstanding at March 31, 1998
  and June 30, 1998, respectively......................................................              15,204              15,420
Accumulated deficit....................................................................             (11,286)            (12,621)
                                                                                                   --------             -------

     Total shareholders' equity........................................................               5,418               4,299
                                                                                                   --------             -------
   Total liabilities and shareholders' equity..........................................            $ 12,630              12,000
                                                                                                   ========             =======

           See accompanying Notes to Condensed Financial Statements.

                                Sonic Solutions

                       Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)

                                                                                     Quarter Ended June 30,
                                                                                     ----------------------
                                                                                      1997             1998
                                                                                     ------           ------
Net revenue.............................................................             $ 5,924           4,235
Cost of revenue.........................................................               2,385           2,018
                                                                                     -------          ------

     Gross profit.......................................................               3,539           2,217
                                                                                     -------          ------

Operating expenses:
     Marketing and sales................................................               1,952           1,761
     Research and development...........................................               1,498           1,316
     General and administrative.........................................                 373             373
                                                                                     -------          ------

     Total operating expenses...........................................               3,823           3,450
                                                                                     -------          ------

     Operating loss.....................................................                (284)         (1,233)

Other expense...........................................................                (121)           (102)
                                                                                     -------          ------

     Loss before income taxes...........................................                (405)         (1,335)

Provision for income taxes..............................................                   -               -
                                                                                     -------          ------

     Net loss...........................................................             $  (405)         (1,335)
                                                                                     =======          ======
     Basic and diluted net loss per common share........................              ($0.05)          (0.16)
                                                                                     =======          ======



     Shares used in computing per share amounts.........................               7,596           8,374
                                                                                     =======          ======



           See accompanying Notes to Condensed Financial Statements.

                                Sonic Solutions

                       Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                                 Quarter Ended June 30,
                                                                                                ------------------------
                                                                                                  1997             1998
                                                                                                 ------           ------
Cash flows from operating activities:
  Net loss...........................................................................             ($405)           (1,335)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization...................................................               491               634
     Provision for returns and doubtful accounts.....................................                41               (28)
     Changes in operating assets and liabilities:
       Accounts receivable...........................................................              (592)              143
       Inventory.....................................................................              (327)             (320)
       Refundable income taxes.......................................................                 9                 -
       Prepaid expenses and other current assets.....................................               154               145
       Other assets..................................................................               139               (36)
       Accounts payable and accrued liabilities......................................               892               580
       Deferred revenue and deposits.................................................                43                 3
                                                                                                -------            ------
          Net cash provided by (used in) operating activities........................               445              (214)
                                                                                                -------            ------
Cash flows from investing activities:
  Purchase of fixed assets...........................................................              (419)             (158)
  Additions to purchased and internally developed software...........................              (398)             (181)
  Purchase of short-term investments.................................................            (2,513)                -
                                                                                                -------            ------
     Net cash used in investing activities...........................................            (3,330)             (339)
                                                                                                -------            ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.....................................                 3                 4
  Borrowings on line of credit.......................................................                 -               210
  Repayments on line of credit.......................................................                 -              (210)
  Proceeds from equity line financing................................................                 -               240
  Redemption of warrants.............................................................                 -               (28)
  Repayments of subordinated debt....................................................                 -               (60)
  Principal payments (proceeds) on capital leases....................................                55               (34)
                                                                                                -------            ------
     Net cash provided by financing activities.......................................                58               122
                                                                                                -------            ------
Net decrease in cash and cash equivalents............................................            (2,827)             (431)

Cash and cash equivalents, beginning of period.......................................             4,806             2,479
                                                                                                -------            ------
Cash and cash equivalents, end of period.............................................           $ 1,979             2,048
                                                                                                =======            ======
Supplemental disclosure of cash flow information:

  Interest paid during period........................................................           $    59                28
                                                                                                -------            ------
  Income taxes paid during period....................................................           $     1                 6
                                                                                                -------            ------
  Noncash financing and investing activities:
    Assets acquired through capital lease............................................           $    71                 -
                                                                                                -------            ------

           See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 1998, filed with the Securities and Exchange Commission.

(2)  BASIC AND DILUTED LOSS PER SHARE

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per share. SFAS No. 128 requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share. Prior periods should be restated to conform to SFAS No. 128, however, as the Company had a net loss in the prior period, basic and diluted per share are the same as the previously presented primary loss per share.

     Excluded from the computation of diluted loss per share for the quarter ended June 30, 1998 are options to acquire 675,068 shares of common stock with a weighted average exercise price of $2.82 because their effects would be anti-dilutive.

     The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the quarters ended June 30, 1997 and 1998 (in thousands, except per share data):


                                                                                        Quarter Ended June 30,
                                                                                   --------------------------------
                                                                                     1997                    1998
                                                                                   --------                 -------

Net loss...........................................................                  ($405)                 (1,335)
                                                                                    ======                  ======

Weighted average number of shares outstanding......................                  7,596                   8,374
                                                                                    ------                  ------

                                                                                     7,596                   8,374
Shares used in per share calculation..............................                  ======                  ======


Basic and diluted net loss per common share........................                 ($0.05)                  (0.16)
                                                                                    ======                  ======

(3)  INVENTORY

     The components of inventory consist of (in thousands):

                                                                                  March 31,         June 30,
                                                                                  ---------         --------
                                                                                   1998              1998
                                                                                   -----             -----

Raw materials...........................................................           $ 468               725
Work-in-process.........................................................             130               208
Original equipment manufacturers goods..................................              36                21
                                                                                   -----              ----
                                                                                   $ 634               954
                                                                                   =====              ====


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

(5)  INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):

                                                                 June 30,
                                                                 --------
                                                            1997           1998
                                                           -----          ------
     North America............................             $2,458          2,175
     Export:
          Europe..............................              1,391          1,252
          Pacific Rim.........................              1,633            778
          Other international.................                442             30
                                                           ------          -----

                   Total net revenue                       $5,924          4,235
                                                           ======          =====

     Foreign based assets were insignificant as of March 31, 1998 and June 30, 1998.


(6)  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997. The Company will adopt this standard at fiscal year end, as it is not required for interim reporting.

  SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. It is expected that the effects of this standard will not have a material effect on the operations of the Company.

  In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 has been adopted by the Company effective April 1, 1998 and is not expected to have any material effect on revenue recognition.

(7)  IMPACT OF THE YEAR 2000 ISSUE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

  The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the three fiscal years ended March 31, 1996, approximately 50% of the Company's net revenue during the fiscal year ended March 31, 1997 and approximately 40% of the Company's net revenue during the fiscal year ended March 31, 1998. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to maintain or increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will depend in large part on sales of the DVD Creator system and related products which accounted for approximately 50% of the Company's net revenue in the fiscal year ended March 31, 1997, and approximately 60% of the Company's net revenue in the fiscal year ended March 31, 1998. In June, 1998, the Company began shipments of its DesktopDVD system. Sales of DVD Creator systems, DesktopDVD systems and related products accounted for approximately 57% of the Company's net revenue in the first quarter ended June 30, 1998.

  SonicStudio is an integrated assembly of software, signal processing cards and other Sonic manufactured hardware, as well as peripheral devices such as disk drives and CD printers which are purchased as complete or largely complete
devices from other manufacturers.   SonicStudio is integrated with a Macintosh
computer which is not typically provided by the Company. For the fiscal years ended March 31, 1996, 1997 and 1998, the percentage of net revenue of peripheral devices has declined from approximately 20% to 2% to 0% as the Company has de-emphasized the sale of OEM hardware.

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

  In June, 1998, the Company introduced and began shipments of its DesktopDVD system. Sonic DesktopDVD is the first DVD production system designed specifically for corporate applications. DesktopDVD is designed to meet the needs of customers who wish to create DVD-based client presentations, merchandising and promotional materials, advertising comps, consumer kiosks, interactive training and multimedia productions. Sonic DesktopDVD is a single workstation which includes MPEG variable bit-rate and constant bit-rate video encoding and Dolby Digital stereo audio encoding which make use of on-board, DSP and RISC multi-processing technology. The introduction and acceptance of DesktopDVD is subject to a number of risks related to hardware and software development, marketing, distribution and sales programs, and customer support. The introduction of the DesktopDVD system involves the release of new plugin processor cards and other hardware to support audio and video encoding and decoding. As with any new high-technology product, there can be no assurance that, despite testing by the Company, customers will not find errors or "bugs" in the hardware or application software after the systems have been installed in the field. These errors or bugs could cause delays in future shipment of DesktopDVD systems or require design modifications which could adversely affect the Company's competitive position and results of operations. There also can be no assurance that the Company has correctly identified the corporate opportunity or that the Company will be able to establish the necessary distribution channels to sell and support DesktopDVD and other systems for corporate applications. If the Company has failed to correctly identify the corporate opportunity, or fails to develop, market, sell or support the product, the Company's results of operations could be materially adversely affected.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 1997 and 1998:


                                                   Quarter Ended June 30
                                                --------------------------
                                                 1997                 1998
                                                ------               ------
 Net revenue.....................               100.0%               100.0%
 Cost of revenue.................                40.3                 47.6
                                                -----               ------
 Gross profit....................                59.7                 52.4
 Operating expenses:
     Marketing and sales.........                33.0                 41.6
     Research and development....                25.2                 31.1
     General and administrative..                 6.3                  8.8
                                                -----               ------
 Total operating expenses........                64.5                 81.5
                                                -----               ------
 Operating loss..................                (4.8)               (29.1)
 Other expense...................                (2.0)                (2.4)
 Provision for income taxes......                 0.0                  0.0
                                                -----               ------
 Net loss........................                (6.8)%              (31.5)%
                                                =====               ======



COMPARISON OF FIRST QUARTERS ENDED JUNE 30

  NET REVENUE. Net revenue decreased from $5,924,000 for the first quarter ended June 30, 1997 to $4,235,000 for the first quarter ended June 30, 1998, representing a decrease of 28.5%. The decrease in revenue is primarily due to the decrease in sales of DVD systems. In the quarter ending June 1997, the Company experienced strong demand for its DVD Creator systems due to the beginning of the launch of consumer DVD players and titles in the first half of 1997. In the quarter ending June 1998, the Company began shipments of its DesktopDVD systems, but was unable to produce enough systems to fill all the orders it received. The Company also experienced a decline in sales of SonicStudio systems.

  International sales accounted for 58.5% and 48.6% of net revenue for the first quarter ended June 30, 1997 and 1998, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue decreased primarily due to weakness in the Pacific Rim economies. The Company expects that international sales will continue to represent a significant percentage of future revenue.

  COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased from 40.3% for the first quarter ended June 30, 1997 to 47.6% for the first quarter ended June 30, 1998. Cost of revenue for the first quarter ended June 30, 1998 increased primarily due to increased software amortization charges, and expedite and other charges associated with the first build of the DesktopDVD systems.

  MARKETING AND SALES. Marketing and sales expenses decreased from $1,952,000 for the first quarter ended June 30, 1997 to $1,761,000 for the first quarter ended June 30, 1998. Marketing and sales represented 33.0% and 41.6% of net revenue for the first quarter ended June 30, 1997 and 1998, respectively. The Company's marketing and sales headcount decreased from thirty-four at June 30, 1997 to twenty-eight at June 30, 1998. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue was constant at about 5.6% of revenue for the first quarter ended June 30, 1997 and for the first quarter ended June 30, 1998.

  RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1,498,000 for the first quarter ended June 30, 1997 to $1,316,000 for the first quarter ended June 30, 1998.

Research and development expenses represented 25.2% and 31.1% of net revenue for the first quarter ended June 30, 1997 and 1998, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standards No. 86. Research and development expenses decreased in dollar amount primarily due to decreases in headcount and consulting and prototype expenses. Headcount for research and development decreased from thirty-seven at June 30, 1997 to twenty-six at June 30, 1998. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system during the first quarter ended June 30, 1997 and in association with the development of the DesktopDVD system during the first quarter ended June 30, 1998. Consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of hardware development projects.

  GENERAL AND ADMINISTRATIVE. General and administrative expense was $373,000 for the first quarter ended June 30, 1997 and $373,000 for the first quarter ended June 30, 1998. General and administrative expenses represented 6.3% and 8.8% of net revenue for the first quarter ended June 30, 1997 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

  OTHER EXPENSE. Other expense for the first quarter ended June 30, 1997 and 1998 was primarily due to the interest expense associated with the debt financing agreements with entities associated with Hambrecht & Quist and with borrowings under the bank line of credit, which was partially offset by the interest income received on investments. Also included in other expense for the first quarter ended June 30, 1998 was an amount due to Hambrecht & Quist for dividend payments due on outstanding preferred stock.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for incomes taxes for the first quarter ended June 30, 1997 and 1998, respectively. A valuation allowance has been provided for deferred tax assets for which recovery would depend upon future taxable income. During the fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, therefore, no benefit was recorded for the first quarter ended June 30, 1997 and 1998.

  LIQUIDITY AND CAPITAL RESOURCES.   In December, 1996, the Company entered into
a Loan and Security Agreement with Silicon Valley Bank. The current agreement provides for up to $1,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1999. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate. On June 30, 1998 $500,000 was outstanding.

  In December, 1996, the Company obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility included subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 was a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. Under the original agreement, the Hambrecht & Quist entities could exercise their warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997, the Hambrecht and Quist entities exercised their warrants with respect to 130,100 shares at an exercise price of $7.00 per share on a "net exercise" basis. Based on the "net exercise" provisions of the warrant, the Hambrecht & Quist entities received 40,266 shares of the Company's Common Stock. The Company recorded $549,000 of deferred interest, which is being amortized to interest expense over the term of the financing facility, attributable to the value of the warrants. The value of the warrants was estimated using the following assumptions for fiscal 1998 and 1997; volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

  In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of the common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998. During the fiscal year ended March 31, 1998, the Company drew down $1,450,000 on this equity-based line of credit and issued 606,130 shares of common stock. During the quarter ended June 30, 1998, the Company drew down $250,000 on this equity-based line of credit and issued 107,170 shares of common stock.

  In March, 1998, the Company renegotiated its financing arrangement with Hambrecht & Quist Guaranty Finance. The agreements reached involve the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock and $1,500,000 of lower interest debt due in October 1999. The Company filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of the 461,538 shares of the Company's Common Stock which underlie the Series C Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued in connection with the original arrangement reached in December 1996 was lowered to $3.25. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and the warrant holder received 29,691 shares of Common Stock.

  The Company's operating activities have generated cash of $445,000 in the first quarter ended June 30, 1997 and used cash of $214,000 in the first quarter ended June 30, 1998. Cash was generated in the first quarter ended June 30, 1997 primarily due to increase in trade payables. Cash was used in the first quarter ended June 30, 1998 primarily to fund the operating loss, which was partially offset by the raising of $250,000 of equity through the equity line of credit. The management of the Company believes that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the equity based line of credit will be sufficient to meet the Company's cash and investment requirements at least through the first quarter of fiscal 2000.

  As of June 30, 1998, the Company had cash and cash equivalents of $2,048,000 and net working capital of $291,000.

  IMPACT OF YEAR 2000 ISSUE. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities. The Company has ensured that its software is already year 2000 compliant, as such this issue is not expected to have a material effect on the operations of the Company. Nevertheless, the Company cannot predict the effect of the year 2000 problem on the vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact and there can be no assurance that the effect of the year 2000 issue on such entities will not adversely effect the Company's operations. The Company believes that all current versions of its product lines are Year 2000 compliant.

  FORWARD LOOKING STATEMENTS. Certain statements in this Form 10-Q, including statements contained herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; charges and costs related to acquisitions; and the ability of the Company to develop and market products for the markets in which it operates, to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

  This Management's discussion and analysis should be read in conjuction with the Management's discussion and analysis that accompanies the Company's report on Form 10-K for the fiscal year ended March 31, 1998.

                            PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS
          27.1  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 12th day of August, 1998.



   SONIC SOLUTIONS

       Signature                                              Date
       ---------                                              ----

/s/ Robert J. Doris                                       August 12, 1998
-----------------------------
  Robert J. Doris
  President and Director (Principal
  Executive Officer)

/s/ A. Clay Leighton                                      August 12, 1998
-----------------------------
  A. Clay Leighton
  Vice President of Finance and
  Chief Financial Officer (Principal
  Financial Accounting Officer)