Form 10-Q
period 1998-09-30
SONIC SOLUTIONS/CA/
filed 1998-11-13
CIK 916235

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1998 or


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

The number of outstanding shares of the registrant's Common Stock on October 31, 1998, was 8,915,375.

================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

               For the quarterly period ended September 30, 1998

                               TABLE OF CONTENTS

                                                                      PAGE
PART I.    FINANCIAL INFORMATION
ITEM 1.    Condensed Balance Sheets as of March 31, 1998
           and September 30, 1998....................................    3

           Condensed Statements of  Operations for the
           three and six months ended September 30, 1997 and 1998....    4

           Condensed Statements of Cash Flows for the
           six months ended September 30, 1997 and 1998..............    5

           Notes to Condensed Financial Statements...................    6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............    9


PART II.   OTHER INFORMATION

ITEM 3.    Defaults Under Senior Securities..........................   15

ITEM 4.    Submission of Matters to a Vote of Security Holders.......   15

ITEM 6.    Exhibits and Reports on Form 8-K..........................   15

Signatures...........................................................   16


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                         1998
                                                                                            ---------------------------------
                                        ASSETS                                                 March 31,      September 30,
                                        ------                                              --------------  -----------------
                                                                                                               (unaudited)
Current Assets:
    Cash and cash equivalents............................................................        $  2,479                1,407
    Accounts receivable, net of allowance for returns and doubtful accounts of $617
     and $639 at March 31, 1998 and September 30, 1998, respectively.....................           3,198                4,382
    Inventory............................................................................             634                  829
    Prepaid expenses and other current assets............................................             317                  181
    Refundable income taxes..............................................................             148                  148
                                                                                                 --------              -------

          Total current assets...........................................................           6,776                6,947
Fixed assets, net........................................................................           2,766                2,310
Purchased and internally developed software costs, net...................................           2,944                2,691
Other assets.............................................................................             144                  178
                                                                                                 --------              -------

          Total assets...................................................................        $ 12,630               12,126
                                                                                                 ========              =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities.............................................        $  3,315                3,963
    Bank note payable....................................................................             500                  500
    Deferred revenue and deposits........................................................           1,036                1,042
    Subordinated debt, current portion...................................................             623                  455
    Current portion of obligations under capital leases..................................             138                  143
                                                                                                 --------              -------

          Total current liabilities......................................................           5,612                6,103
Subordinated debt, net of current portion................................................           1,364                1,410
Obligations under capital leases, net of current portion.................................             236                  164
                                                                                                 --------              -------

          Total liabilities..............................................................           7,212                7,677
                                                                                                 --------              -------
Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; 461,538 shares issued and outstanding at March 31, 1998 and September 30, 1998, respectively....................
                                                                                                    1,500                1,500
Common stock, no par value, 30,000,000 shares authorized; 8,302,230 and 8,865,211
 shares issued and outstanding at March 31, 1998  and September 30, 1998, respectively...          15,204               16,127
Accumulated deficit......................................................................         (11,286)             (13,178)
                                                                                                 --------              -------

          Total shareholders' equity.....................................................           5,418                4,449
                                                                                                 --------              -------
          Total liabilities and shareholders' equity.....................................        $ 12,630               12,126
                                                                                                 ========              =======

           SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                       CONDENSED STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts -- unaudited)


                                                                       Three Months Ended    Six Months Ended
                                                                      --------------------  ------------------
                                                                         September 30,        September 30,
                                                                      --------------------  ------------------
                                                                         1997       1998      1997      1998
                                                                      ----------  --------  --------  --------
Net revenue.........................................................   $  4,714     5,374    10,638     9,609
Cost of revenue.....................................................      2,286     2,501     4,671     4,519
                                                                       --------     -----    ------    ------

    Gross profit....................................................      2,428     2,873     5,967     5,090
                                                                       --------     -----    ------    ------
Operating expenses:
    Marketing and sales.............................................      1,920     1,747     3,872     3,508
    Research and development........................................      1,469     1,213     2,967     2,529
    General and administrative......................................        373       402       746       775
                                                                       --------     -----    ------    ------

    Total operating expenses........................................      3,762     3,362     7,585     6,812
                                                                       --------     -----    ------    ------

    Operating loss..................................................     (1,334)     (489)   (1,618)   (1,722)

Other expense.......................................................       (119)      (68)     (240)     (170)
                                                                       --------     -----    ------    ------

    Loss before income taxes........................................     (1,453)     (557)   (1,858)   (1,892)

Provision for income taxes..........................................          -         -         -         -
                                                                       --------     -----    ------    ------

    Net loss........................................................    ($1,453)     (557)   (1,858)   (1,892)
                                                                       ========     =====    ======    ======
    Basic and diluted net loss per common share.....................     ($0.19)    (0.06)    (0.24)    (0.22)
                                                                       ========     =====    ======    ======

    Weighted average shares used in computing per share amounts.....      7,614     8,659     7,605     8,516
                                                                       ========     =====    ======    ======

          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                SONIC SOLUTIONS

                       CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands, -- unaudited)

                                                                                              Six Months Ended
                                                                                         ---------------------------
                                                                                                 September 30,
                                                                                         ---------------------------
                                                                                             1997            1998
                                                                                         ------------    -----------
Cash flows from operating activities:
  Net loss..............................................................................     ($1,858)        (1,892)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................       1,068          1,296
    Provision for returns and doubtful accounts.........................................           -             22
    Changes in operating assets and liabilities:
       Accounts receivable..............................................................        (526)        (1,206)
       Inventory........................................................................        (714)          (195)
       Prepaid expenses and other current assets........................................         (65)           136
       Other assets.....................................................................          49            (34)
       Accounts payable and accrued liabilities.........................................       1,702            648
       Deferred revenue and deposits....................................................         103              6
                                                                                            --------         ------
         Net cash used in operating activities..........................................        (241)        (1,219)
                                                                                            --------         ------
Cash flows from investing activities:
  Purchase of fixed assets..............................................................        (717)          (255)
  Additions to purchased and internally developed software..............................      (1,067)          (332)
                                                                                            --------         ------
    Net cash used in investing activities...............................................      (1,784)          (587)
                                                                                            --------         ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options........................................          49              4
  Borrowings on line of credit..........................................................           -            420
  Repayments on line of credit..........................................................           -           (420)
  Proceeds from equity line of financing................................................           -          1,008
  Redemption of warrants................................................................           -            (59)
  Payment of dividends..................................................................           -            (30)
  Repayments of subordinated debt.......................................................           -           (122)
  Principal payments on capital leases..................................................         (39)           (67)
                                                                                            --------         ------
    Net cash provided by financing activities...........................................          10            734
                                                                                            --------         ------
Net decrease in cash and cash equivalents...............................................      (2,015)        (1,072)
Cash and cash equivalents, beginning of period..........................................       4,806          2,479
                                                                                            --------         ------
Cash and cash equivalents, end of period................................................    $  2,791          1,407
                                                                                            ========         ======
Supplemental disclosure of cash flow information:
  Interest paid during period...........................................................    $    136             46
                                                                                            ========         ======
  Income taxes paid during period.......................................................    $      2              6
                                                                                            ========         ======
  Noncash financing and investing activities:
      Assets acquired through capital lease.............................................    $    112              -
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

  Excluded from the computation of diluted loss per share for the quarter ended September 30, 1998 are options to acquire 668,843 shares of common stock with a weighted average exercise price of $2.71 because their effects would be anti-dilutive.

  The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the periods ended September 30, 1997 and 1998 (in thousands, except per share data):


                                                       Three Months Ended      Six Months Ended
                                                       ------------------    --------------------
                                                          September 30,         September 30,
                                                       ------------------    --------------------
                                                         1997      1998        1997        1998
                                                       --------  --------    --------    --------
Net loss............................................   ($1,453)     (557)     (1,858)     (1,892)
                                                       =======     =====      ======      ======

Weighted average number of common shares
   outstanding......................................     7,614     8,659       7,605       8,516
                                                       =======     =====      ======      ======
Basic and diluted net loss per common share.........    ($0.19)    (0.06)      (0.24)      (0.22)
                                                       =======     =====      ======      ======

(3)  INVENTORY

  The components of inventory consist of (in thousands):

                                                  March 31,    September 30,
                                                  ---------    -------------
                                                     1998          1998
                                                     ----          ----
Raw materials.....................................   $ 468           540
Work-in-process...................................     130           193
Original equipment manufacturers goods............      36            96
                                                     -----          ----
                                                     $ 634           829
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

(5)  INDUSTRY AND GEOGRAPHIC INFORMATION

  The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):

                                                           Three Months Ended      Six Months Ended
                                                         ---------------------    ------------------
                                                              September 30,          September 30,
                                                          --------------------    -------------------
                                                            1997        1998        1997       1998
                                                          --------    --------    --------   --------
        North America (substantially all United States)     $2,807       2,612       5,266      4,787
        Export:
            Europe......................................     1,113       1,275       2,503      2,527
            Pacific Rim.................................       794       1,470       2,427      2,248
            Other international.........................         -          17         442         47
                                                            ------       -----      ------      -----

                                                            $4,714       5,374      10,638      9,609
                       Total net revenue                    ======       =====      ======      =====

       Foreign based assets were insignificant as of March 31, 1998 and September 30, 1998.

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

Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. It is expected that the effects of this standard will not have a material effect on the operations of the Company. Currently there are no material reconciling differences; therefore, net income equals comprehensive income.

  In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is generally deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 has been adopted by the Company effective
April 1, 1998 and is not expected to have any material effect on revenue recognition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAY IMPACT FUTURE RESULTS

  The Company commenced shipments of its Digital Audio Workstation, the SonicStudio, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the three fiscal years ended March 31, 1996, approximately 50% of the Company's net revenue during the fiscal year ended March 31, 1997 and approximately 40% of the Company's net revenue during the fiscal year ended March 31, 1998. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to maintain or increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will depend in large part on sales of the DVD Creator system and related products which accounted for approximately 50% of the Company's net revenue in the fiscal year ended March 31, 1997, and approximately 60% of the Company's net revenue in the fiscal year ended March 31, 1998. In June, 1998, the Company began shipments of its DesktopDVD system. Sales of DVD Creator systems, DesktopDVD systems and related products accounted for slightly more than 60% of the Company's net revenue in the quarter and six months ended September 30, 1998.

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

  In June, 1998, the Company introduced and began shipments of its DesktopDVD system. Sonic DesktopDVD is a DVD production system designed specifically for corporate applications. DesktopDVD is designed to meet the needs of customers who wish to create DVD-based client presentations, merchandising and promotional materials, advertising comps, consumer kiosks, interactive training and multimedia productions. Sonic DesktopDVD is a single workstation which includes MPEG variable bit-rate and constant bit-rate video encoding and Dolby Digital stereo audio encoding as well as DVD-Video format authoring. The introduction and acceptance of DesktopDVD is subject to a number of risks related to hardware and software development, marketing, distribution and sales programs, and customer support. The introduction of the DesktopDVD system involves the release of new plugin processor cards and other hardware to support audio and video encoding and decoding. As with any new high-technology product, there can be no assurance that, despite testing by the Company, customers will not find errors or "bugs" in the hardware or application software after the systems have been installed in the field. These errors or bugs could cause delays in future shipment of DesktopDVD systems or require design modifications which could adversely affect the Company's competitive position and results of operations. There also can be no assurance that the Company has correctly identified the corporate opportunity or that the Company will be able to establish the necessary distribution channels to sell and support DesktopDVD and other systems for corporate applications. If the Company has failed to correctly identify the corporate opportunity, or fails to develop, market, sell or support the product, the Company's results of operations could be materially adversely affected.

  In September, 1998, the Company introduced and began shipments of preliminary versions of Sonic Lightspeed. When fully released, Sonic Lightspeed will be a Fibre Channel networking solution for sharing video and audio files at high speeds between Macintosh and Windows NT systems. Sonic Lightspeed formats Fibre Channel volumes with its proprietary 64-bit Universal File Sytem (UFS), enabling the use of multi-terabyte files and volumes while dynamically managing block allocation, eliminating file fragmentation and making more efficient use of disk space. UFS also provides transparent cross-platform file sharing among Macintosh and Windows NT users. The Company plans to release other versions of Sonic Lightspeed during the remainder of calendar year 1998 and throughout calendar year 1999. As with any new high-technology product, there can be no assurance that, despite testing by the Company, customers will not find errors or "bugs" in the application software after systems have been installed in the field. These errors or bugs could cause delays in future shipment of Sonic products or require design modifications which could adversely affect the Company's competitive position and results of operations.

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

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 1997 and 1998:

                                           Three Months Ended    Six Months Ended
                                           ------------------   -------------------
                                             September 30,         September 30,
                                           ------------------   -------------------
                                             1997      1998       1997        1998
                                             ----      ----       ----        ----
 Net revenue............................    100.0%    100.0%     100.0%      100.0%
 Cost of revenue........................     48.5      46.5       43.9        47.0
                                           ------    ------     ------      ------
 Gross profit...........................     51.5      53.5       56.1        53.0
 Operating expenses:
   Marketing and sales..................     40.7      32.5       36.4        36.5
   Research and development.............     31.2      22.6       27.9        26.3
   General and administrative...........      7.9       7.5        7.0         8.1
 Total operating expenses...............   ------    ------     ------      ------
 Operating loss.........................     79.8      62.6       71.3        70.9
 Other expense..........................   ------    ------     ------      ------
 Provision for income taxes.............    (28.3)     (9.1)     (15.2)      (17.9)
 Net loss...............................     (2.5)     (1.3)      (2.3)       (1.8)
                                              0.0       0.0        0.0         0.0
                                           ------    ------     ------      ------
                                            (30.8)%   (10.4)%    (17.5)%     (19.7)%
                                           ======    ======     ======      ======

COMPARISON OF THREE AND SIX MONTHS ENDED SEPTEMBER 30

  NET REVENUE. Net revenue increased from $4,714,000 for the quarter ended September 30, 1997 to $5,374,000 for the quarter ended September 30, 1998, representing an increase of 14%. For the six months ended September 30, 1998, net revenue decreased from $10,638,000 to $9,609,000 compared to the same period in the prior fiscal year, representing a decrease of 9.7%. The increase in net revenue for the quarter ended September 30, 1998 is primarily due to the increase in sales of Sonic's DVD Creator systems and Desktop DVD systems. The decrease in net revenue for the six months ended September 30, 1998 is primarily due to the decrease in sales of SonicStudio and Sonic MediaNet products.

  International sales accounted for 40.4% and 51.4% of net revenue for the quarters ended September 30, 1997 and 1998, respectively. International sales accounted for 50.5% and 50.2% of net revenue for the six months ended September 30, 1997, and 1998, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue increased primarily due to sales of Sonic's DVD Creator and Desktop DVD sytems in the international markets. The company expects that international sales will continue to represent a significant percentage of future revenue.

  COST OF REVENUE. Cost of revenue, as a percentage of net revenue, decreased from 48.5% for the quarter ended September 30, 1997 to 46.5% for the quarter ended September 30, 1998, primarily due to sales product mix and the higher margins realized on DVD sales. Cost of revenue, as a percentage of net revenue, increased from 43.9% for the six months ended September 30, 1997 to 47.0% for the six months ended September 30, 1998. Cost of revenue for the six months ended September 30, 1998 increased primarily due to increased software amortization charges and expedite and other charges associated with the first build of Desktop DVD systems which were incurred during the first quarter of fiscal 1999.

  MARKETING AND SALES. Marketing and sales expenses decreased from $1,920,000 for the quarter ended September 30, 1997 to $1,747,000 for the quarter ended September 30, 1998 and decreased from $3,872,000 for the six months ended September 30, 1997 to $3,508,000 for the six months ended

September 30, 1998. Marketing and sales represented 40.7%, 32.5%, 36.4% and 36.5% of net revenue for the quarters ended September 30, 1997 and 1998 and the six months ended September 30, 1997 and 1998, respectively. The Company's marketing and sales headcount decreased from thirty-two at September 30, 1997 to twenty-nine at September 30, 1998. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue decreased from 6.6% for the quarter ended September 30, 1997 to 3.8% for the quarter ended September 30, 1998.

  RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1,469,000 for the quarter ended September 30, 1997 to $1,213,000 for the quarter ended September 30, 1998 and decreased from $2,967,000 for the six months ended September 30, 1997 to $2,529,000 for the six months ended September 30, 1998. Research and development represented 31.2%, 22.6%, 27.9% and 26.3% of net revenue for the quarter and six months ended September 30, 1997 and 1998, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses decreased for the quarter and six months ended September 30, 1998 primarily due to decreases in headcount and consulting and prototype expenses. Headcount for research and development decreased from thirty-seven at September 30, 1997 to twenty-five at September 30, 1998. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system during the quarter and six months ended September 30, 1997 and in association with the development of the Desktop DVD system during the quarter and six months ended September 30, 1998. Consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of hardware development projects.

  GENERAL AND ADMINISTRATIVE. General and administrative expense increased from $373,000 for the quarter ended September 30, 1997 to $402,000 for the quarter ended September 30, 1998 and from $746,000 for the six months ended September 30, 1997 to $775,000 for the six months ended September 30, 1998. General and administrative expenses represented 7.9%, 7.5%, 7.0% and 8.1% of net revenue for the quarter ended September 30, 1997 and 1998 and the six months ended September 30, 1997 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

  OTHER EXPENSE. Other expense for the quarter and six months ended September 30, 1998 was primarily due to the interest expense associated with the Company's debt financing agreements with entities associated with Hambrecht & Quist and with borrowings under the Company's bank line of credit, which was partially offset by the interest income received on cash balances.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for incomes taxes for the second quarter ended September 30, 1997 and 1998, respectively. A valuation allowance has been provided for deferred tax assets for which recovery would depend upon future taxable income. During the fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, therefore, no benefit was recorded for the second quarter ended September 30, 1997 and 1998.

  The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual quarterly results.

  LIQUIDITY AND CAPITAL RESOURCES.   In December, 1996, the Company entered
into a Loan and Security Agreement with Silicon Valley Bank. The current agreement provides for up to $1,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1999. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios, and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate. On September 30, 1998, $500,000 was outstanding under this agreement.

  In December, 1996, the Company obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility included subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 was a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. Under the original agreement, the Hambrecht & Quist entities could exercise their warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997, the Hambrecht and Quist entities exercised their warrants with respect to 130,100 shares at an exercise price of $7.00 per share on a "net exercise" basis. Based on the "net exercise" provisions of the warrant, the Hambrecht & Quist entities received 40,266 shares of the Company's Common Stock. The Company recorded $549,000 of deferred interest, which is being amortized to interest expense over the term of the financing facility, attributable to the value of the warrants. The value of the warrants was estimated using the following assumptions for fiscal 1998 and 1997: volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

  In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of the common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of shares issued under this arrangement in January, 1998. During the fiscal year ended March 31, 1998, the Company drew down $1,450,000 on this equity-based line of credit and issued 606,130 shares of common stock. During the quarter ended September 30, 1998, the Company drew down $800,000 on this equity-based line of credit and issued 429,745 shares of common stock. During the six months ended September 30, 1998, the Company has drawn down $1,050,000 ($1,008,000 net of commissions) on this equity-based line of credit and issued 536,915 shares of common stock.

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

  The Company's operating activities have used cash of $241,000 and $1,219,000 in the six months ended September 30, 1997 and 1998, respectively. Cash was used for the six months ended September 30, 1997 and 1998 primarily to fund the operating loss, which was partially offset by the raising of $1,050,000 of equity through the equity line of credit for the six months ended September 30, 1998. The management of the Company believes that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the equity based line of credit will be sufficient to meet the Company's cash and investment requirements at least through the second quarter of fiscal 2000.

   As of September 30, 1998, the Company had cash and cash equivalents of $1,407,000 and net working capital of $844,000.

  IMPACT OF YEAR 2000 ISSUE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

  The company is heavily dependent upon the proper functioning of its own computer or data-dependent systems. This includes, but is not limited to, its systems in information, business, finance, operations, manufacturing and customer service. Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company.

  The Company has ensured that its internal software and embedded technology is already Year 2000 compliant, as such this issue is not expected to have a material effect on the operations of the Company. The Company believes that all current versions of its product lines are Year 2000 compliant.

  To date, the Company has not incurred incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal development and upgrade procedures. Furthermore, the Company believes that future costs associated with its Year 2000 compliance efforts will not be material.

  The Company currently has only limited information on the Year 2000 compliance of its key suppliers and customers. The Company has received confirmation from a primary supplier that it is Year 2000 compliant. The Company is in the process of surveying its key customers for Year 2000 compliance and anticipates that the surveys should be completed by fiscal year end. The operations of the Company's key suppliers and customers could be adversely affected in the event they do not successfully and timely achieve Year 2000 compliance. The Company's business and results of operations could experience material adverse effects if its key suppliers were to experience Year 2000 issues that caused them to delay the procurement, manufacturing or shipment of key components to the Company. In addition, the Company's results of operations could be materially adversely affected if any of the Company's key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of the Company's product.

  There can be no assurance that the Company will be able to develop a plan to address any unforeseen Year 2000 issues in a timely manner or to upgrade any or all of its major systems in accordance with such plan. In addition, there can be no assurance that any such product development or upgrades will effectively address the Year 2000 Issue. If required development or upgrades are not completed timely or are not successful, the Company may be unable to conduct its business or manufacture its products, which would have a material impact on the operations of the Company. Furthermore, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company intends to, but has not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 issue is not successfully completed on a timely basis.

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

                            PART II  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    No disclosure is required or applicable pursuant to Item 102 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held on September 1, 1998, at the Company's headquarters, the Company shareholders voted to:

    1) Approve Michael C. Child, Robert J. Doris, Robert M. Greber, Peter J. Marguglio, James A. Moorer and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 8,108,166 shares eligible to vote at the meeting: 7,887,046 voted in favor and 221,120 withheld for the approval of Michael C. Child; 7,889,746 voted in favor and 218,420 withheld for the approval of Robert J. Doris; 7,887,146 voted in favor and 221,020 withheld for the approval of Robert M. Greber; 7,882,296 voted in favor and 225,870 withheld for the approval of Peter J. Marguglio; 7,889,746 voted in favor and 218,420 withheld for the approval of James A. Moorer; and, 7,888,246 voted in favor and 219,920 withheld for the approval of Mary
       C. Sauer.

    2) Approve the adoption of the Company's 1998 Stock Option Plan and the reservation of shares for issuance thereunder; 1,000,000 shares initially with an annual increase in the number of shares available for issuance under the plan on the last day of each fiscal year, provided that the total number of shares issuable under the plan shall not exceed 2,000,000. Out of a total of 8,108,166 shares eligible to vote at the meeting: 4,293,016 voted in favor, 509,518 voted against, and 14,330 abstained and 3,233,219 were broker "non-votes."



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS
            27.1 Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K
            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of November, 1998.


   SONIC SOLUTIONS

       Signature                                 Date
       ---------                                 ----

/s/ Robert J. Doris
----------------------------------         November 13, 1998
   Robert J. Doris
   President and Director
   (Principal Executive
   Officer)

/s/ A. Clay Leighton
----------------------------------         November 13, 1998
   A. Clay Leighton
   Vice President of Finance
   and Chief Financial Officer
   (Principal Financial Accounting
   Officer)