Form 10-Q
period 1998-12-31
SONIC SOLUTIONS/CA/
filed 1999-02-16
CIK 916235

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q
(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________  to  ___________

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

                           Yes   x             No______
                               -----

The number of outstanding shares of the registrant's Common Stock on January 31, 1999, was 9,366,326.
================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

                For the quarterly period ended December 31, 1998

                               Table of Contents

                                                                   Page

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Balance Sheets as of March 31, 1998
           and December 31, 1998.....................................3

           Condensed Statements of  Operations for the
           three and nine months ended December 31, 1997 and 1998....4

           Condensed Statements of Cash Flows for the
           nine months ended December 31, 1997 and 1998..............5

           Notes to Condensed Financial Statements...................6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............9


PART II.   OTHER INFORMATION

ITEM 3.    Defaults upon Senior Securities..........................16

ITEM 6.    Exhibits and Reports on Form 8-K.........................16

Signatures..........................................................17

                          PART I  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                           1998
                                                                                                --------------------------
                                        ASSETS                                                     March 31,    December 31,
                                                                                                 ----------   -------------
                                                                                                               (unaudited)

Current Assets:
   Cash and cash equivalents.................................................................    $  2,479           3,081
   Accounts receivable, net of allowance for returns and doubtful accounts of $617 and
      $567 at March 31, 1998 and December 31, 1998, respectively.............................       3,198           4,442
   Inventory.................................................................................         634             962
   Prepaid expenses and other current assets.................................................         317              99
   Refundable income taxes...................................................................         148             148
                                                                                                 --------        --------

        Total current assets.................................................................       6,776           8,732
Fixed assets, net............................................................................       2,766           2,221
Purchased and internally developed software costs, net.......................................       2,944           2,557
Other assets.................................................................................         144             175
                                                                                                 --------        --------

        Total assets.........................................................................    $ 12,630          13,685
                                                                                                 ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities..................................................    $  3,315           4,093
   Bank note payable.........................................................................         500             500
   Deferred revenue and deposits.............................................................       1,036           1,270
   Subordinated debt, current portion........................................................         623             369
   Current portion of obligations under capital leases.......................................         138             146
                                                                                                 --------        --------

        Total current liabilities............................................................       5,612           6,378
                                                                                                 --------        --------
Subordinated debt, net of current portion....................................................       1,364           1,433
Obligations under capital leases, net of current portion.....................................         236             126
                                                                                                 --------        --------
        Total liabilities....................................................................       7,212           7,937
                                                                                                 --------        --------
Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; 461,538 and 336,538 shares issued
   and outstanding at March 31, 1998 and December 31, 1998, respectively.....................       1,500           1,092
Common stock, no par value, 30,000,000 shares authorized; 8,302,230 and 9,366,326
 shares issued and outstanding at March 31, 1998 and December 31, 1998, respectively.........      15,204          17,877
Accumulated deficit..........................................................................     (11,286)        (13,221)
                                                                                                 --------        --------

  Total shareholders' equity.................................................................       5,418           5,748
                                                                                                 --------        --------
  Total liabilities and shareholders' equity.................................................    $ 12,630          13,685
                                                                                                 ========        ========

           See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS

                       CONDENSED STATEMENTS OF OPERATIONS
             (in thousands, except per share amounts -- unaudited)


                                                                        Three Months Ended     Nine Months Ended
                                                                       --------------------   -------------------
                                                                           December 31,          December 31,
                                                                           ------------          ------------
                                                                         1997        1998       1997       1998
                                                                         ----        ----       ----       ----
Net revenue.........................................................     $4,692      5,795    $15,330    15,404
Cost of revenue.....................................................      2,452      2,277      7,123      6,796
                                                                        -------     ------    -------     ------

    Gross profit....................................................      2,240      3,518      8,207      8,608
                                                                        -------     ------    -------     ------

Operating expenses:
    Marketing and sales.............................................      1,786      1,837      5,658      5,345
    Research and development........................................      1,319      1,269      4,286      3,798
    General and administrative......................................        378        376      1,124      1,151
                                                                        -------     ------    -------     ------

    Total operating expenses........................................      3,483      3,482     11,068     10,294
                                                                        -------     ------    -------     ------

    Operating income (loss).........................................     (1,243)        36     (2,861)    (1,686)

Other expense.......................................................       (133)       (79)      (373)      (249)
                                                                        -------     ------    -------     ------

    Loss before income taxes........................................     (1,376)       (43)    (3,234)    (1,935)

Provision for income taxes..........................................          -          -          -          -
                                                                        -------     ------    -------     ------

    Net loss........................................................    ($1,376)       (43)   ($3,234)    (1,935)
                                                                        =======     ======    =======     ======
    Basic and diluted loss per share................................     ($0.18)     (0.01)    ($0.42)     (0.23)
                                                                        =======     ======    =======     ======

    Weighted average shares used in computing per share amounts.....
                                                                          7,634      9,127      7,615      8,720
                                                                        =======     ======    =======     ======


           See accompanying Notes to Condensed Financial Statements.

                                SONIC SOLUTIONS
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (in thousands, -- unaudited)

                                                                                                       Nine Months Ended
                                                                                                       -----------------
                                                                                                          December 31,
                                                                                                          -----------
                                                                                                      1997           1998
                                                                                                      ----           ----
Cash flows from operating activities:
  Net loss..............................................................................            ($3,234)            (1,935)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................              1,888              1,940
    Provision for returns and doubtful accounts.........................................                  -                (50)
    Changes in operating assets and liabilities:
       Accounts receivable..............................................................                133             (1,194)
       Inventory........................................................................               (417)              (328)
       Prepaid expenses and other current assets........................................                527                218
       Other assets.....................................................................                 36                (31)
       Accounts payable and accrued liabilities.........................................                440                778
       Deferred revenue and deposits....................................................                187                234
                                                                                                   --------             ------
         Net cash used in operating activities..........................................               (440)              (368)
                                                                                                   --------             ------
Cash flows from investing activities:
  Purchase of fixed assets..............................................................               (775)              (485)
  Additions to purchased and internally developed software..............................             (1,856)              (523)
                                                                                                   --------             ------
    Net cash used in investing activities...............................................             (2,631)            (1,008)
                                                                                                   --------             ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options........................................                 73                 35
  Borrowings on line of credit..........................................................                500                420
  Repayments on line of credit..........................................................                  -               (420)
  Proceeds from equity line of financing................................................                  -              2,358
  Redemption of warrants................................................................                  -                (83)
  Payment of dividends..................................................................                  -                (45)
  Repayments of subordinated debt.......................................................                  -               (185)
  Principal payments on capital leases..................................................                (82)              (102)
                                                                                                   --------             ------
    Net cash provided by financing activities...........................................                491              1,978
                                                                                                   --------             ------
Net increase (decrease) in cash and cash equivalents....................................             (2,580)               602

Cash and cash equivalents, beginning of period..........................................              4,806              2,479
                                                                                                   --------             ------
Cash and cash equivalents, end of period................................................           $  2,226              3,081
                                                                                                   ========             ======
Supplemental disclosure of cash flow information:
  Interest paid during period...........................................................           $    200                 56
                                                                                                   ========             ======
  Income taxes paid during period.......................................................           $     13                  9
                                                                                                   ========             ======
  Noncash financing and investing activities:
      Assets acquired through capital lease.............................................           $    161                  -
                                                                                                   ========             ======
      Conversion of preferred stock to common stock.....................................           $     -                 408
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

(2)   Basic and diluted loss per share

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share. Excluded from the computation of diluted loss per share for the quarter ended December 31, 1997 and 1998 are options to acquire 404,151 and 935,775 shares of common stock because their effects would be anti-dilutive.

      The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted net loss per share for the periods ended December 31, 1997 and 1998 (in thousands, except per share date):

                                                                    Three Months Ended             Nine Months Ended
                                                                ---------------------------   ---------------------------
                                                                       December 31,                  December 31,
                                                                ---------------------------   ---------------------------
                                                                    1997           1998           1997           1998
                                                                ------------   ------------   ------------   ------------
Net loss.....................................................       ($1,376)           (43)       ($3,234)        (1,935)

Dividends paid to preferred stockholders.....................             -             15              -             45
                                                                    -------          -----        -------         ------
Net loss applicable to common stockholders...................       ($1,376)           (58)       ($3,234)        (1,980)
                                                                    =======          =====        =======         ======

Weighted average number of common shares outstanding.........         7,634          9,127          7,615          8,720
                                                                    =======          =====        =======         ======
Basic and diluted net loss per common share..................        ($0.18)         (0.01)        ($0.42)         (0.23)
                                                                    =======          =====        =======         ======

(3)  Inventory

     The components of inventory, net of obsolescence, consist of (in thousands):

                                                                                           March 31,  December 31,
                                                                                           --------   -----------
                                                                                             1998        1998
                                                                                             -----       ----
Raw materials...........................................................                    $ 468         846
Work-in-process.........................................................                      130          81
Original equipment manufacturers goods..................................                       36          35
                                                                                            -----        ----
                                                                                            $ 634         962
                                                                                            =====        ====

(4)  Industry and Geographic Information

     The Company markets its products in the United States and in foreign countries through its sales personnel, dealers, and distributors. Export sales account for a significant portion of the Company's net revenues and are summarized by geographic area as follows (in thousands):

                                                                        Three Months Ended         Nine Months Ended
                                                                        ------------------        -----------------
                                                                            December 31,             December 31,
                                                                            -----------              -----------
                                                                         1997         1998        1997         1998
                                                                         ----         ----        ----         ----
        North America (substantially all United States)........        $2,544         3,276       $7,193         8,062
        Export:
            Europe.............................................         1,196         1,396        3,699         3,923
            Pacific Rim........................................           951           963        3,379         3,212
            Other international................................             1           160        1,059           207
                                                                       ------         -----      -------        ------

                                                                       $4,692         5,795      $15,330        15,404
                       Total net revenue                               ======         =====      =======        ======


 Foreign based assets were insignificant as of March 31, 1998 and December 31, 1998.

(5)  Recently Issued Accounting Pronouncements

     SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", is effective for years beginning after December 15, 1997. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not determined what separately reportable business segments, if any, it may have under SFAS 131.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.

     SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components which will be presented in association with a Company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. It is expected that the effects of this standard did not have a material effect on the operations of the Company.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition". The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is generally deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 has been adopted by the Company effective April 1, 1998 and did not have any material effect on revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview; Certain Factors that May Impact Future Results


     The Company commenced shipments of SonicStudio/1/, a line of professional digital audio workstations, in the first calendar quarter of 1989. Sales of the SonicStudio product line including Sonic developed software and Sonic manufactured hardware, third party developed software and hardware peripheral devices and associated maintenance fees, together with sales of Sonic MediaNet accounted for virtually all of the Company's net revenue during the three fiscal years ended March 31, 1996, approximately 50% of the Company's net revenue during the fiscal year ended March 31, 1997 and approximately 40% of the Company's net revenue during the fiscal year ended March 31, 1998. The Company believes there is little growth in the overall market for professional audio equipment. Sales of products by Sonic have depended upon the substitution of digital audio workstations for other existing technologies, and Sonic's ability to maintain or increase sales will continue to depend in large part on the continued substitution of digital audio workstations for other technologies. In June, 1996, the Company began shipments of its DVD Creator system. The Company's future success will also depend primarily on sales of the DVD Creator system and related products which accounted for approximately 50% of the Company's net revenue in the fiscal year ended March 31, 1997, and approximately 60% of the Company's net revenue in the fiscal year ended March 31, 1998. In June 1998, the Company began shipments of its DesktopDVD system. Sales of DVD Creator systems, DesktopDVD systems and related products accounted for slightly more than 60% of the Company's net revenue in the quarter and nine months ended December 31, 1998.

     SonicStudio is an integrated assembly of software and manufactured hardware including signal processing plug-in cards and interface "boxes". The SonicStudio hardware and software is installed on a Macintosh personal computer, and used together with peripheral devices such as disk drives and CD recorders, all of which are purchased as complete or largely complete devices from other manufacturers ("OEM hardware"). The Company does not typically provide the Macintosh computer or other OEM hardware to customers, and instead has de-emphasized the sale of OEM hardware in recent years. For the fiscal years ended March 31, 1996, 1997 and 1998, the percentage of net revenue derived from sale of OEM hardware by the Company has declined from approximately 20% to 2% to 0% as the Company de-emphasized the sale of OEM hardware.

     In February of 1994, the Company began shipments of Sonic MediaNet, a high performance, fully distributed networking system designed specifically to handle digital audio, digital video, high resolution graphics and other multimedia data types for use with applications other than SonicStudio. In the fiscal years ended March 31, 1996, 1997 and 1998, Sonic MediaNet net revenue constituted approximately 16%, 9% and 4% of Company net revenue.

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

     In June, 1998, the Company introduced and began shipments of its DesktopDVD system which is an "all-in-one" DVD premastering system available at lower entry price than the DVD Creator System. DesktopDVD is designed to meet the needs of customers who wish to create DVD-based client presentations, merchandising and promotions materials, advertising comps, consumer kiosks, interactive training and multimedia productions. Sonic DesktopDVD is a single workstation which includes MPEG variable bit-rate and constant bit-rate video encoding and Dolby Digital stereo audio encoding as well as DVD-Video format authoring.

/1/ The Company's digital audio workstation product line was called "The Sonic
    System" until 1996 when the name was changed to "SonicStudio".

     In September, 1998, the Company introduced and began shipments of preliminary versions of Sonic Lightspeed. When fully relased, Sonic Lightspeed will be a Fibre Channel networking solution for sharing video and audio files at high speeds between Macintosh and Windows NT systems. The Company plans to release other versions of Sonic Lightspeed throughout calendar year 1999. As with any new high-technology product, there can be no assurance that, despite testing by the Company, customers will not find errors or "bugs" in the application software after systems have been installed in the field. These errors or bugs could cause delays in future shipment of Sonic products or require design modifications which could adversely affect the Company's competitive position and results of operations.

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

Results of Operations

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and nine months ended December 31, 1997 and 1998:

                                               Three Months Ended      Nine Months Ended
                                              ---------------------   -----------------
                                                  December 31,           December 31,
                                                 ------------            ------------
                                                1997       1998        1997       1998
                                                ----       ----        ----       ----
 Net revenue............................        100.0%     100.0%      100.0%     100.0%
 Cost of revenue........................         52.3       39.3        46.5       44.1
                                               ------     ------       -----      -----
 Gross profit...........................         47.7       60.7        53.5       55.9
 Operating expenses:
    Marketing and sales.................         38.1       31.7        36.9       34.7
    Research and development............         28.1       21.9        28.0       24.7
    General and administrative..........          8.0        6.4         7.3        7.5
 Total operating expenses...............         74.2       60.0        72.2       66.9
                                               ------     ------       -----      -----
 Operating loss.........................        (26.5)       0.7       (18.7)     (11.0)
 Other expense..........................         (2.8)      (1.4)       (2.4)      (1.6)
 Provision for income taxes.............            -          -           -          -
                                               ------     ------       -----      -----
 Net loss...............................        (29.3)%     (0.7)%     (21.1)%    (12.6)%
                                               ======     ======       =====      =====


Comparison of three and nine months ended December 31

  NET REVENUE. Net revenue increased from $4,692,000 for the quarter ended December 31, 1997 to $5,795,000 for the quarter ended December 31, 1998, representing an increase of 23.5%. For the nine months ended December 31, 1998, net revenue increased less than 1% from $15,330,000 to $15,404,000 compared to the same period in the prior fiscal year. The increase in net revenue for the quarter ended December 31, 1998 is primarily due to the increase in sales of Sonic's DVD Creator systems and DesktopDVD systems.

  International sales accounted for 45.7% and 43.5% of net revenue for the quarters ended December 31, 1997 and 1998, respectively. International sales accounted for 53.1% and 47.7% of net revenue for the nine months ended December 31, 1997, and 1998, respectively. See Note 4 of Notes to Condensed Financial Statements. International sales as a percentage of net revenue decreased primarily due to the increase in sales of Sonic's DVD Creator and DesktopDVD systems in the U.S. markets. The Company expects that international sales will continue to represent a significant percentage of future revenue.

  COST OF REVENUE. Cost of revenue, as a percentage of net revenue, decreased from 52.3% for the quarter ended December 31, 1997 to 39.3% for the quarter ended December 31, 1998, primarily due to a shift in sales product mix toward DVD system sales as well to efficiencies inherent in a higher level of sales. Cost of revenue, as a percentage of net revenue, decreased from 46.5% for the nine months ended December 31, 1997 to 44.1% for the nine months ended December 31, 1998. Cost of revenue for the nine months ended December 31, 1998 also improved primarily due to shift in sales product mix toward DVD system sales.

  MARKETING AND SALES. Marketing and sales expenses increased from $1,786,000 for the quarter ended December 31, 1997 to $1,837,000 for the quarter ended December 31, 1998 and decreased from $5,658,000 for the nine months ended December 31, 1997 to $5,345,000 for the nine months ended December 31, 1998. Marketing and sales represented 38.1%, 31.7%, 36.9% and 34.7% of net revenue for the quarters ended December 31, 1997 and 1998 and the nine months ended December 31, 1997 and 1998, respectively. The Company's marketing and sales headcount increased from thirty-one at December 31, 1997 to thirty-six at December 31, 1998. Included in the marketing and sales expense is dealer and employee commission expense, which as a percentage of net revenue increased from 2.3% for the quarter ended December 31, 1997 to 5.5% for the quarter ended December 31, 1998.

  RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1,319,000 for the quarter ended December 31, 1997 to $1,269,000 for the quarter ended December 31, 1998 and decreased from $4,286,000 for the nine months ended December 31, 1997 to $3,798,000 for the nine months ended December 31, 1998. Research and development represented 28.1%, 21.9%, 28.0% and 24.7% of net revenue for the quarter and nine months ended December 31, 1997 and 1998, respectively. The Company capitalizes a portion of its software development costs in accordance with Statement of Financial Accounting Standard No. 86. Research and development expenses decreased for the quarter and nine months ended December 31, 1998 primarily due to decreases in headcount and consulting and prototype expenses. Headcount for research and development decreased from thirty-six at December 31, 1997 to twenty-nine at December 31, 1998. Consulting and prototype expenses were incurred in association with the development of the DVD Creator system during the quarter and nine months ended December 31, 1997 and in association with the development of the DesktopDVD system during the nine months ended December 31, 1998. Consulting and prototype expenses can fluctuate significantly from period to period depending upon the status of software and hardware development projects.

  GENERAL AND ADMINISTRATIVE. General and administrative expense decreased from $378,000 for the quarter ended December 31, 1997 to $376,000 for the quarter ended December 31, 1998 and increased from $1,124,000 for the nine months ended December 31, 1997 to $1,151,000 for the nine months ended December 31, 1998. General and administrative expenses represented 8.1%, 6.4%, 7.3% and 7.5% of net revenue for the quarter ended December 31, 1997 and 1998 and the nine months ended December 31, 1997 and 1998, respectively. The Company anticipates that general and administrative expenses will increase in the future as the Company's operations expand.

  OTHER EXPENSE. Other expense for the quarter and nine months ended December 31, 1998 was primarily due to the interest expense associated with the Company's debt financing agreements with entities associated with Hambrecht & Quist and with borrowings under the Company's bank line of credit, which was partially offset by the interest income received on cash balances.

  BENEFIT FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for income taxes for the third quarter ended December 31, 1997 and 1998, respectively. A valuation allowance has been provided for deferred tax assets for which recovery would depend upon future taxable income. During the fiscal year ended March 31, 1996, the Company exhausted its loss carryback capabilities, therefore, no benefit was recorded for the third quarter ended December 31, 1997 and 1998.

  The Company accrues quarterly for income taxes based upon its projection of its full year tax liability. This may result in significant adjustments based on the actual quarterly results.

  LIQUIDITY AND CAPITAL RESOURCES. In December, 1996, the Company entered into a Loan and Security Agreement with Silicon Valley Bank. The current agreement provides for up to $1,500,000 in available borrowings based upon the Company's eligible accounts receivable balances, and expires in May, 1999. This Agreement provides for a variety of covenants, including among other things, that the Company maintain certain financial ratios and is collateralized by a security interest in substantially all of the Company's assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate. On December 31, 1998 $500,000 was outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at December 31, 1998.

  In December, 1996, the Company also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. The facility included subordinated debt and equipment financing. In December, 1996, the Company received $3,000,000 from Hambrecht & Quist Transition Capital, LLC and $1,100,000 from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 was a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in the Company's fixed assets and substantially all of the assets of the Company subordinate to the Silicon Valley Bank Agreement. In connection with the financing facility, the Company issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. Under the original agreement, the Hambrecht & Quist entities could exercise their warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997, the Hambrecht & Quist entities exercised their warrants with respect to 130,100 shares at an exercise price of $7.00 per share on a "net exercise" basis. Based on the "net exercise" provisions of the warrant, the Hambrecht & Quist entities received 40,266 shares of the Company's Common Stock. The Company recorded $549,000 of deferred interest, which is amortized to interest expense over the term of the financing facility, attributable to the value of the warrants. The value of the warrants was estimated using the following assumptions for fiscal 1998 and 1997: volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

     In December, 1997, the Company secured a $7,000,000 equity-based line of credit. Under this arrangement, the Company has the right to draw up to a total of $7,000,000 in cash in exchange for the Company's common stock. Pricing of the common stock issued will be based on the market price of the Company's common stock at the time of a draw. The timing and amount of individual draws are at the sole discretion of the Company, subject to a number of conditions. The line will remain in place for a period of approximately 24 months. The Company filed a registration statement for the resale of 1,522,000 shares issued under this arrangement in January, 1998. During the fiscal year ended March 31, 1998, the Company drew down $1,450,000 on this equity-based line of credit and issued 606,130 shares of common stock. During the quarter ended December 31, 1998, the Company drew down $1,406,340 on this equity-based line of credit and issued 366,955 shares of common stock. During the nine months ended December 31, 1998, the Company has drawn down $2,456,340 ($2,358,087 net of commissions) on this equity-based line of credit and issued 903,870 shares of common stock. Because of certain limitations on the number of shares which can be issued under the equity-based line of credit, this facility is currently unavailable to the Company. The Company's management is currently negotiating a new equity-based line of credit. While management of the Company anticipates the new equity-based line will become available to the Company in the first or second calendar quarter of 1999, there can be no assurance that the new equity-based line of credit will become available to the Company within that time frame or at any definite point in the future.

  In March, 1998, the Company renegotiated its financing arrangement with Hambrecht & Quist Guaranty Finance. The agreements reached involve the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock and $1,500,000 of lower interest debt due in October 1999. The Company filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of the 461,538 shares of the Company's Common Stock which underlie the Series C Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued in connection with the original arrangement reached in December 1996 was lowered to $3.25. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and the warrant holder received 29,691 shares of Common Stock. During the quarter ended December 31, 1998, 125,000 shares of the Preferred Stock were converted into common stock.

  The Company's operating activities have used cash of $440,000 for the nine months ended December 31, 1997 and used cash of $368,000 for the nine months ended December 31, 1998. Cash was used primarily for the purchase of inventory and to support the increase in accounts receivable for the nine months ended December 31, 1997 and 1998. The management of the Company believes that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the new equity based line of credit (when and if it becomes available--see discussion above) will be sufficient to meet the Company's cash and investment requirements at least through the third quarter of fiscal 2000.

  As of December 31, 1998, the Company had cash and cash equivalents of $3,081,000 and net working capital of $2,354,000.

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

     To date, the Company has not incurred incremental material costs associated with its effort to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal devlopment and upgrade procedures. Furthermore, the Company believes that future costs associated with its Year 2000 compliance efforts will not be material.

     The Company currently has only limited information on the Year 2000 compliance of its key suppliers and customers. The Company has received confirmation from a primary supplier that it is Year 2000 compliant. The Company is in the process of surveying its key suppliers and customers for Year 2000 compliance and anticipates that the surveys should be completed by fiscal year end. The operations of the Company's key suppliers and customers could be adversely affected in the event they do not successfully and timely achieve Year 2000 compliance. The Company's business and results of operations could experience material adverse effects if its key suppliers were to experience Year 2000 issues that caused them to delay the procurement, manufacturing or shipment of key components to the Company. In addition, the Company's results of operations could be materially adversely affected if any of the Company's key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of the Company's product.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               27.1 Financial Data Schedule.

         (b)   Reports on Form 8-K
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 16th day of February, 1999.



   SONIC SOLUTIONS

      Signature                              Date
      ---------                              ----


/s/ Robert J. Doris                   February 16, 1999
--------------------
Robert J. Doris
President and Director (Principal
Executive Officer)

/s/ A. Clay Leighton                  February 16, 1999
--------------------
A. Clay Leighton
Sr. V.P. Worldwide Operations and
Chief Financial Officer
(Principal Financial
Accounting Officer)