Form 10-K
period 1999-03-31
SONIC SOLUTIONS/CA/
filed 1999-06-29
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended March 31, 1999 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from___________________________ to __________________
Commission File Number: 72870

                                SONIC SOLUTIONS
            (Exact name of registrant as specified in its charter)

                 California                                      93-0925818
 (State or other jurisdiction of incorporation or            (I.R.S. Employer
                organization)                               Identification No.)

101 Rowland Way, Suite 110, Novato, California                     94945
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (415) 893-8000
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

                         Yes   X      No _____
                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 9, 1999, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $32,568,456./1/

     The number of outstanding shares of the registrant's Common Stock on June 9, 1999 was 9,473,338.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 20, 1999 and to be used in connection with the Annual Meeting of Shareholders expected to be held September 7, 1999 are incorporated by reference in Part III of this Form 10-K

_____________
/1/ Excludes 2,616,821 shares held by directors, officers and ten percent or greater shareholders on June 9, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

Item 1. BUSINESS

     Overview

     We develop workstations used by professionals to edit and process digital audio and digital video. Our products are computer based, and usually include both plug-in hardware and applications software installed on a personal computer. Our customers use various kinds of peripheral devices -- for example, disk drives, streaming tape drives, and audio and video tape recorders -- along with our products. Although we do not manufacture or sell the personal computers or peripheral devices used with our products, we typically refer to the complete configuration of personal computer, Sonic hardware, Sonic software, and peripherals as a Sonic workstation.

     We currently market two workstation product lines: SonicStudio(TM) and DVD Creator(TM). SonicStudio is a line of professional audio workstations that our customers use to prepare audio for release on Digital Audio Compact Discs (CD's), for release with video and film entertainment, and for broadcast on radio. DVD Creator is a line of DVD-Video/Audio production workstations which supports the preparation and assembly of video and audio assets for release on the new DVD-Video disc format and the upcoming DVD-Audio disc format.

     We recently introduced products that we intend to release later this year designed for use by consumers or semi-professional customers. This is somewhat of a departure for Sonic Solutions. We discuss this new initiative below under the heading "DVDit!".

     Our Industry

          Our Customers

     Our customers are mainly professional facilities that process and prepare audio, video and film programming. Most of this programming is for entertainment, though a significant portion of it is used for educational and business communications purposes.

     Some of our facility customers are independent organizations that supply services to audio and video content holders and publishers. Some of our customers are in-house facilities that are owned by particular content holders or publishers.

     Our customers range in size from relatively small organizations with few employees to larger facilities with hundreds of employees. Among our customers are facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations. While we have concluded corporate purchasing agreements with certain customer organizations that have multiple facilities, decisions even within such organizations to purchase and deploy our products are usually made at the facility level.

     Most of the time we market our products as Sonic Solutions products, and not as part of another company's products. From time to time we have concluded agreements with other companies in which they incorporate some product of ours into their product line (this is commonly referred to as an "OEM" arrangement). At the present time there is one such relationship which accounts for a significant portion of our revenues. Please see further discussion about this below under "OEM Customers; Sales Concentration."

          The Shift to Digital

     The professional audio and video industry has shifted significantly from analog to digital technology over the past twenty years. Digital technology encodes sound and video as numbers and stores them as a kind of computer data. In contrast, analog technology records sound and video by making a physical representation analogous to the original audio or visual signal. Long-playing records ("LP") and Digital Audio Compact Discs ("CD-A"), are good examples of analog (LP's) and digital (CD-A's) media. In an LP the grooves cut into the vinyl record have a physical shape analogous to the original sound pressure wave. In a CD-A the original sound pressure wave is encoded into numbers that are recorded as tiny pits on the surface of an optical disc.

     The shift to digital encompasses the tools used to edit, process and prepare audio and video prior to release, as well as audio and video release formats -- the form in which the audio or video actually reaches the intended consumer. Different applications and segments within the professional audio and video industry have shifted to digital technology at different times. Complete conversion to digital technology has not yet occurred. We expect that the shift will continue for the next several years until some point in the first decade of the 21/st/ century when analog technology will effectively cease being used in the professional audio and video industries.

     There are a number of reasons why digital technology has been attractive to audio and video professionals:

          . Higher Quality -- Digital technology permits higher quality audio and video to be recorded and replayed under most circumstances. Of course, this assumes that the recordings involved are made at a high resolution.

          . Perfect Copying -- Digitally recorded audio and video can be perfectly reproduced, over an unlimited number of generations. Every analog recording process involves some amount of signal loss with each successive generation of copying.

          . Speed and Precision of Manipulation -- Digital technologies permit more rapid and more accurate manipulation of audio and video signals than is possible in analog technology.

          . Special Capabilities -- Digital technology permits certain kinds of processes that are difficult or practically impossible using analog techniques. One of our own products, a signal processing tool called NoNOISE(R), is a good example of this. NoNOISE permits audio recording engineers to remove various kinds of noise from already recorded sound with a great degree of precision and fidelity.

          . Declining Costs -- Digital technology is enjoying dramatic cost reductions, driven by the broad scale adoption and growth of computer technology in business, in home use, in communications and on the Internet. In contrast, analog technology for audio and video recording has reached an effective plateau in terms of cost.

     Of course, digital technologies have presented some drawbacks to adoption over the past 20 years. A few of these are:

          . Enormous Bandwidth -- Representing audio and video in high resolution is enormously consumptive of storage space and computer processing power. Computers were historically first applied to text and arithmetic processing applications which require relatively limited digital storage and processing power. For example, a 300 page book-length work can easily be represented in 3 megaBytes of storage. A single CD-A requires some 600 megaBytes to store a little more than one hour of stereo music.

          . Real Time Requirements -- Audio and video are real time data, meaning that they must be presented to the observer in strict time sequence --neither too fast nor too slow. For historical reasons, computer engineers developed much of their technology using architectures, called asynchronous architectures, which make it difficult to ensure such strict timing. This meant that it was difficult for companies like ours to use "off the shelf" computer technology to develop our products.

          . Analog Release Formats -- In many ways release formats have been the slowest areas to shift to digital. Even today almost all video programs reaching consumers arrive via analog formats (VCR cassettes, conventional broadcast television, conventional cable television). The Digital Audio Compact Disc, of course, now accounts for the majority of pre-recorded music sold to consumers in industrialized countries. But most broadcast radio, as well as the audio accompanying broadcast video, theatrical feature films, and pre-recorded video, is still delivered mostly using analog formats. Slow transition of release formats to digital technology has tended to retard adoption of digital technology by professionals for "upstream" processes such as editing.

     Our company was founded to pursue the opportunities presented by this major transition, and, to facilitate the transition by offering professionals compelling alternatives to traditional analog production tools. The shift to digital creates risks for us.

Our Business Lines

     We currently offer two professional workstation product lines, oriented toward somewhat different applications within the professional audio and video industry. SonicStudio(TM) is a line of professional digital audio workstations. DVD Creator(TM) is a line of DVD-Video/Audio production workstations.

     Both our SonicStudio and DVD Creator workstations are designed to run on versions of the Macintosh personal computer manufactured by Apple Computer. We have plans to introduce versions of both product lines compatible with the Windows and Windows/NT operating systems. But completion of such versions is by no means assured. Current reliance on the Macintosh computer creates risks for our Company.

     Professional Audio Workstations

     SonicStudio

     A SonicStudio digital audio workstation consists of:

          1. one or more of our audio signal processing cards installed on a Macintosh personal computer;

          2. one or more outboard interface boxes (which contain various styles of professional interface connections used to link the workstation to other audio devices in the studio); and,

          3.   extensive applications software.

     Applications for SonicStudio

     Our customers use their SonicStudio systems to manipulate audio, applying a number of processes to digital sound to prepare it for final release. Some of these processes are quite specialized and technical. To give you a sense of the capabilities of our workstations, here are some of the tasks typically performed using SonicStudio workstations:

          . Editing -- SonicStudio permits very precise and elegant editing of sound. Editing is the process by which pieces of sound are combined to create a single resulting sound in such a way that the existence of the original individual pieces is imperceptible to the listener. Editing is used extensively in professional audio work. For example, movie sound tracks are heavily edited to include sound effects and replacement dialog (virtually none of the sound effects or dialog you hear in the theater was actually recorded when the picture was being shot). Another example: classical music recordings are in most cases the result of intensive editing of multiple performances of the same program (our classical music editing customers tell us that an edit every 6 seconds on average is not uncommon).

          . EQ -- SonicStudio can be used to equalize ("EQ") the sound, a process by which certain frequencies are emphasized or de-emphasized. EQ is similar in concept to manipulating the bass and treble controls on a consumer audio system, but with much greater precision and sophistication.

          . Mixing -- SonicStudio can be used to mix or combine together two sound recordings into one. Mixing is often used in professional audio work because it is more convenient to record individual elements at different times and under different conditions. The individual elements or tracks are combined or mixed together to produce the resulting sound used in release.

          . Noise Reduction -- We offer NoNOISE(R) as an option to SonicStudio. NoNOISE is a suite of software tools which permits users to remove unwanted noise from recordings. NoNOISE has been used extensively by audio professionals, particularly to re-issue older recordings on Compact Disc, and to clean up noisy location sound tracks for film and broadcast video work. In 1997, our company was honored with a technical Emmy(R) award for NoNOISE.

     Customer Segments for SonicStudio

     There are three major segments of SonicStudio customers:

          . Mastering -- customers in this segment use our products to prepare music recordings for release to consumers, primarily on Digital Audio Compact Discs.

          . Broadcast -- customers in this segment use our products to prepare audio for broadcast on radio.

          . Sound-for-Picture -- customers in this segment use our products to prepare audio tracks used with film or video programming.

     Customers

     We have supplied SonicStudio workstations to many professional audio facilities around the world. As of March 31, 1999, more than 4,000 SonicStudio systems had been shipped to customers since the product was first introduced in 1990.

     Configurations

     We offer SonicStudio in a variety of configurations, and with various hardware and software options. A customer could purchase a SonicStudio system configured for basic two channel CD premastering for approximately $5,000. A customer would pay approximately $10,000 for a fully-featured SonicStudio system configured for multi-track editing and mixing. One of our new SonicStudio HD(TM) Systems, configured for multi-track high resolution audio editing, and OneClick DVD-Audio authoring software would be priced at approximately $50,000. Please remember that we do not include the cost of the personal computer or peripheral devices in our illustrative pricing. Remember also that revenue as we report it in our financial statements is usually based on the net price we receive from dealers, and is thus lower on average per system than indicated by these illustrative prices, which are based on end user list prices.

     Competition

     We encounter competition from a number of companies when selling SonicStudio. We compete with companies offering traditional analog production tools, digital recording and processing devices, as well as digital audio workstations. The key elements of competition include features, cost effectiveness and product quality, customer support, and marketing and sales efforts.

     Many of our competitors have greater financial, technical and marketing resources than we do. Traditional professional audio competitors, such as Japan Victor Corporation (JVC), Otari Corp., Sony Corporation and Studer AG (a division of Harmon Industries), sell analog as well as digital systems. A number of competitors supply digital audio workstations including Digidesign (a division of Avid Technology), Fairlight, Studio Audio and Design, Ltd. (Sadie), WaveFrame, Dalet, Augan and others. Our products compete also with various kinds of single function digital audio processing devices. For example noise reduction modules from Cambridge Audio Research (CEDAR) compete with the NoNOISE option for SonicStudio.

     New HDSP Platform

     In late March, 1999, we began shipping the latest generation of our SonicStudio workstation line -- SonicStudio HD(TM). SonicStudio HD utilizes a new generation audio signal processing card, the "HDSP" which significantly increases the processing power of SonicStudio. We released newly developed application software to support this new workstation. We believe that SonicStudio HD is important for the future of our audio business, especially in light of the advent of new, higher resolution DVD based audio formats.

     A number of our existing SonicStudio customers purchased upgrades to the new HDSP platform when we introduced it. We anticipate that HDSP will permit many of our customers to begin their involvement with new high resolution formats such as DVD-Audio. We also believe that HDSP will be a very competitive offering for customers who are shopping for a new digital audio workstation.

     Strategy

     Our strategy with SonicStudio is to continue to offer products that enhance professional productivity while meeting the specific needs of each segment of our target markets. We believe that SonicStudio and related peripheral products currently accomplish this strategy for the following reasons:

          . Focus on the Application - Each segment of the professional audio market has specialized needs. Our SonicStudio product line spans a wide range of performance characteristics, hardware and software options, configurations and price points in order to address the specific needs of professionals in each market segment.

          . Professional Performance - We focus on satisfying demanding professional performance requirements. That is why we implement an architecture utilizing specialized hardware to ensure a fast, professional level of system response, and to avoid processing bottlenecks in handling bulky audio and video files.

          . Efficiency Features - We designed SonicStudio to increase operator efficiency. For example, every system allows background loading of sound to the hard disks while the audio professional works on other material already loaded on the hard disk. The re-design of our applications software to support the new HDSP involved a year-long effort and a number of customer focus groups where we carefully analyze actual customer use patterns to improve SonicStudio's user interface.

          . Modular Software-Based Solutions; Upgrades - We offer a modular set of software applications including digital equalization, filtering, dynamics, processing, mixing, dithering, time compression, pitch shifting, varispeed and reverberation. We package various features into options which can be added by customers as they wish and as their business needs dictate. We have also traditionally offered customers enrolled in our SonicCare maintenance program relatively low priced hardware upgrades when hardware versions change. This economical upgrade path affords customers a degree of assurance that their investment in a SonicStudio will not be quickly outmoded.

     DVD Creator

     DVD-Video

     Our DVD Creator workstations support preparation of DVD-Video discs.

     DVD-Video is a relatively new optical disc format, introduced in 1996, which offers high quality video, surround audio, and interactivity on a Compact Disc-sized disc. The DVD-Video format offers content publishers a wide range of features and options.

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

     DVD-Creator Functions

     DVD-Creator supports the three basic processes required to prepare audio and video programming in the DVD-Video format. These are:

          . MPEG-2 Video Encoding -- MPEG-2 and MPEG-1 video are the standards for DVD-Video discs. MPEG is a digital video format that compresses the original digital video stream to reduce bandwidth and storage requirements by 90 to 95% but with little or no loss in perceived quality.

          . Audio Preparation and Encoding -- DVD-Video supports uncompressed ("PCM") digital audio as well as MPEG-2 and Dolby Digital compressed formats.

          . Format Authoring -- To support the advanced features of DVD-Video, particularly menu-drive interactivity and multiple video and audio streams, the audio, video, graphic and text elements included in the disc must be organized, linked and then "woven" together.

     Products

     DVD Creator includes three principal separable subsystems capable together of performing all the tasks necessary for producing a finished DVD-Video disc image which can then be replicated on manufactured DVD discs. Those are:

          . Video Encoding: DVD Studio - The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of approximately 4 Megabits per second. DVD Creator includes DVD Studio, a system enabling professional users to compress input professional video into the MPEG-2 format. DVD Studio consists of plug in circuit cards for the Macintosh incorporating an MPEG encoding/decoding chipset developed by IBM. Sonic has developed an extensive suite of applications software for DVD Studio to support user control of the encoding process, and facilitate the operation of DVD Studio with standard professional video tape recorders and other typical peripherals.

          . Audio Encoding: DVD Studio Audio - DVD Creator bundles a standard SonicStudio system, running on the Macintosh, with special software to perform Dolby Digital and MPEG-2 audio compression and audition.

          . Format Authoring: DVD Producer - DVD Creator's authoring subsystem is DVD-Producer. The authoring step takes individual compressed video, audio, graphics, still picture and subpicture elements and combines and organizes them along with instructions specifying interactivity (i.e., the response DVD players will make based on user manipulation of front panel buttons or remote control buttons). The output of the authoring step is an "asset list," containing each of the individual elements, and a "script" describing how the assets are combined and accessed via user commands. Because of the large number of potential elements in a DVD title and the high level of interactivity possible, DVD-Producer is a complicated software package.

     In addition to these main subsystems, DVD Creator includes two other subsystems:

          . Emulation: PrePlay - Because of the complexity of a DVD title, users of DVD Creator require the ability to preview the results of their decision making before the time consuming and expensive step of cutting a "glass master" at the replication plant. An optional (software and hardware) emulation station permits the user to interact with a DVD title stored as project elements on hard disk prior to final image generation.


          . Formatting and Writing: Format Server and Imager -- We provide a separate formatting engine as a standalone application called Format Server. Format Server takes the output of a DVD-Producer authoring session (script and asset list) and combines navigation instructions with audio and video assets to create a finished disc image. The image can then be played from computer hard disk, or converted by another standalone application, called Imager, into a streaming tape based image (the standard way in which images are transmitted to the replication plant) or recorded onto a recordable DVD disc.

     DVD Creator is sold in multiple versions for between $20,000 and $99,999 (again, our prices do not include host computers, disk storage or other peripheral devices). Customers can purchase upgrade options for any version to increase the functionality of the system. Typically customers will spend between $35,000 and $50,000 for their DVD Creator system.

     DVD-Audio

     Version 1.0 of the DVD-Video specification was published in August of 1996, and players were introduced into various regions of the world during late 1996, 1997 and 1998. At about the same time the DVD-Video specification was being finalized, the DVD Forum (the standards-setting industry association for DVD) formed a Working Group to develop a DVD-Audio format, intended to be a sister format to DVD-Video, but to emphasize more audio features.

     The DVD-Audio Working Group spent more than two years developing the new DVD-Audio specification in close collaboration with the major recorded music companies. The DVD Forum released Version 1.0 of the new DVD-Audio specification in April 1999. Industry observers expect that the first commercially released players compatible with the new format will become available in the fall of 1999. We announced support for this new specification in the fall of 1998, and began delivery of the first software packages supporting preliminary and limited DVD-Audio authoring early in 1999. We plan to introduce complete DVD-Audio support on a phased release basis during the balance of 1999 working closely with player manufacturers and early DVD-Audio content publishers.

     Market

     We divide the DVD-Creator market into 3 segments:

          . "Hollywood" Segment - This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes film and television studios and production companies and other content owners as well as top flight independent video post production facilities which provide services to such content holders. Customers in this segment tend to cluster in major film and video product centers including Hollywood/Los Angeles, New York City, Chicago, London, Paris, Tokyo, Taipei, etc. Customers in this segment demand the very highest quality in terms of processing output, strict adherence to standards, and are very concerned with the overall efficiency of production since projects are often produced on tight schedules. Parallel production techniques are often employed by customers in this segment to speed production. We estimate that there are a few thousand facilities and organizations in this segment, worldwide.

          . "Corporate" Segment - Customers in this segment prepare DVD-Video discs for publishing a variety of kinds of information for sales, training, and other communications purposes. The segment includes "in-house" departments of corporate, industrial, non-profit or educational organizations, or independent facilities who specialize in assisting such organizations in preparing such material. Customers in this segment are typically somewhat more budget constrained than customers in the "Hollywood" segment (though in certain instances production values and budgets equal or even exceed those typically encountered in the Hollywood segment). They tend to be geographically more dispersed. While efficiency of production is a key requirement of such customers, compatibility with other, existing recording and post-production equipment is a major concern of customers in this segment. This segment is only now beginning to adopt DVD, though given the spread of DVD-ROM in the Personal Computer industry, many industry observers predict rapid growth in the use of DVD in this segment. We estimate that there are potentially more than 100,000 facilities and organizations in this segment on a worldwide basis.

          . "Multimedia" Segment - This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Many of the organizations in this segment previously were involved in the production of CD-ROM, CD-I, and computer based interactive entertainment or educational titles. Customers in this segment tend to use DVD in conjunction with specialized computer software, and accordingly their needs are more varied than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest in the DVD format. We estimate that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

     DVD Creator is sold to professional audio and video facilities, production studios, as well as CD/DVD plants and corporate customers. As of March 31, 1999 Sonic had shipped over 500 DVD Creator systems to customers in various locations around the world (not all customers purchased all three subsystems of DVD Creator).

     Competition

     The DVD-Video format has generated significant interest among professional system suppliers. A number of companies currently provide MPEG-2 video encoding capabilities, audio encoding capabilities and authoring systems for the professional user. We believe that more companies will participate in this market in the future.

     A number of companies compete with all or part of our DVD Creator offering. Our competitors include: Astarte, C-Cube Microsystems, Daikin Industries, Digital Vision, Dolby Laboratories, FutureTel, Innovacom, Intec, Lucent, Matsushita, Minerva Systems, Mitsubishi, Optibase, Philips, Pioneer, Sony, Spruce Technologies, and Toshiba, among others. A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity with certain technologies involved in DVD premastering solutions.

     Strategy

     We expect that our DVD related business will account for an increasing portion of our overall business in the future. Our DVD strategy will continue to be based on the following elements:

          . Focus on Professional Applications -- Our DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency. We will continue to evolve DVD-related premastering tools which are fully compatible with "industry-standard" input formats and typical professional video and audio equipment sets.

          . High Performance Tools -- Our DVD tools will offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing facility efficiency.

          . Flexible Configurations -- Because DVD premastering is relatively new and still evolving, the balance of capabilities in typical DVD premastering settings, and the typical workflow involved in generating a DVD title are still in flux. We have engineered DVD Creator as a "workgroup" solution incorporating modular audio, video and authoring subsystems to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands in the DVD universe. We plan to continue to implement this philosophy in future DVD product

          . Range of Product Offerings -- DVD has a number of potential uses, including applications in corporate and industrial settings, and in "prosumer" and consumer venues, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. We plan to evolve each element of its DVD premastering tool set -- video, audio and authoring -- to specifically address the specialized needs of such emerging segments. Please see the discussion regarding "DVDit!" below.

     DVDit!

     At the National Association of Broadcasters Convention in April, 1999 we introduced a new DVD authoring product line, called DVDit!. DVDit! is designed as a highly simplified interactive video authoring tool that can output a DVD image, or can output the same program in other formats such as Video CD, HTML web page, or a non-standard runtime image.

     We announced two versions of DVDit! -- a standard version and a more limited "LE" version.

     We introduced DVDit! to position Sonic to take advantage of certain significant trends:

          . Proliferation of MPEG -- Due to certain introductions by chip makers, relatively high quality MPEG encoding systems will become widely available during the remainder of 1999 and in 2000 at prices ranging down to a few hundred dollars at retail. Many of these systems will support direct transcoding from DV video to MPEG video.

          . Availability of Accessible DVD Recording -- Until recently DVD recorders were high priced, and supported less than a full sized disc. In the summer of 1999, we anticipate that full-image, more reasonably priced DVD recorders will become available, and that a DVD-R/W format will be introduced to supplement DVD-R. We believe that DVD recording devices will eventually be as cheap as current day CD-R and CD-R/W devices (which currently are available for under $200 and $300, respectively). But because of the rapid deployment of DVD, we think that consumer level pricing will be reached in two years rather than the eight required for recordable CD's.

          . Ubiquitous Digital Video -- Relatively high quality digital video camera/recorders based on the DV format were introduced in the past two years. In 1999 virtually every manufacturer of professional and prosumer video editing systems is intending to release DV compatible systems.

          . Rapid Growth in DVD Playback Units -- By the end of 1998 approximately 8 million DVD-Video playback units (including both set-top players and DVD-equipped multimedia PCs) had been installed worldwide, according to industry sources. By the end of 1999, this installed base is forecasted to have grown to more than 40 million units.

     We plan to execute a bundling strategy with DVDit! We will conclude bundling agreements with OEM partners to include copies of DVDit!-LE with their products. We will then offer upgrades to the full DVDit! version over the web. We may also offer DVDit! through conventional computer industry resale channels.

     We have designed DVDit! to be highly compatible with our professional DVD Creator offering. DVDit! systems can output authoring scripts which can be uploaded for professional finishing in one of our DVD Creator systems. We anticipate bundling copies of DVDit! with our DVD Creator systems so that our professional customers can seed their clients with DVDit! copies to leverage their professional DVD business.

     OEM Customers; Sales Concentration

     We generally market our products to end users as Sonic Solutions products. However, from time to time we have concluded various "OEM" agreements with other companies, in which those companies included our products as part of the their product offerings. At the present time we have one significant OEM relationship with Discreet Logic ("Discreet"), now a division of Autodesk, in which we provide audio subsystems for use with some of their high end video effects and editing workstations. Sales to Discreet amounted to 10% of total revenues in the fiscal year ended March 31, 1998, and 11% of total revenues in the fiscal year ended March 31, 1999. Although we consider our relations with Discreet to be good, we anticipate that at some point in the next two fiscal years, Discreet may implement changes to its product line replacing or eliminating our subsystems.

     Apart from sales to Discreet, no other single customer accounted for more than 10% of our total revenue during each of the past three fiscal years.

     Macintosh Dependence

     All of our current professional products operate on Macintosh computers marketed by Apple Computer. Because of this our business would be particularly at risk if there was an interruption in the supply of Macintosh computers either because of operational or financial or other business problems at Apple. Our business would also be threatened if Apple made changes to the operating system software or hardware of the Macintosh line that led to compatibility problems with our hardware or software.

                              COMPANY OPERATIONS

     Marketing, Sales and Distribution

     Marketing and Product Management

     Our marketing organization plans and manages development of our products and manages promotion of them in the market. We currently have seven employees in marketing, all based in our headquarters office in Novato, California, including product marketing managers, public relations and design staff.

     Field Sales Force

     We sell our professional workstation products through our field sales force in combination with a network of professional audio/video dealers. We currently employ 19 people in our field sales organization. Sales personnel are based in our headquarters office in Novato, California as well as at our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Chicago, Atlanta, Los Angeles, Shanghai, and New York City. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their target compensation is contingent upon performance relative to revenue targets.

     Although all members of our sales organization are familiar with all of our workstation products, some of our sales personnel focus on DVD Creator products, and some focus on SonicStudio products.

     Dealers

     The vast majority of our workstation sales involve one of our dealers. Dealers play an important role in our sales and support efforts. They stimulate demand in their regions, they prospect for and qualify potential new customers, they give product demonstrations, they close sales, and they assist in post-sale installation, training and support. Dealers very often sell peripheral equipment along with our Sonic products so that customers can obtain a complete workstation configuration from one source.

     We have dealers in most areas of the world. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer's territory and competence, we may maintain only one dealer in a particular region.

     Recruiting and maintaining dealers can be a difficult process. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with professional audio and video production work. Dealer organizations sometimes have limited financial resources, and may experience business reversals for reasons unrelated to our product lines. The attractive dealers in a region may be carrying competing products.

     Our dealers are specialized to some extent by product line. Many SonicStudio dealers do not carry DVD Creator products, and likewise many DVD Creator dealers do not carry SonicStudio products. There are some dealers who carry both lines. The following table shows our current dealer count by product line and region of the world:

          ---------------------------------------------
                          Sonic      DVD
          Region         Studio    Creator   Total*
          ---------------------------------------------
          Americas        22         21        34
          ---------------------------------------------
          Europe          33         21        26
          ---------------------------------------------
          Pacific Rim     11         15        23
          ---------------------------------------------

     * Note: "Total" is less than the sum of SonicStudio and DVD Creator dealers because one dealer organization sometimes covers both product lines.

     Employees

     At March 31, 1999, we employed 87 full-time-equivalent employees, including 37 in marketing, sales and customer support, 30 in software and hardware engineering, 10 in manufacturing and 10 in administration and finance. To a very great degree our success in the future will depend on our ability to recruit, retain and motivate engineering, technical, sales, marketing and operations professionals. Recently the U.S. labor market has been quite tight, and demand for high technology professionals has been very strong. To make matters worse, our company participates in what is perceived to be a "hot" area of the "high tech" industry. We have found that recruiting high caliber individuals is difficult and have had to expend considerable efforts in this area.

     No labor unions represent any of our employees.

     We have never experienced a work stoppage, slowdown or strike. We believe that our employee relations are good.

     Customer Support

     Customer support is important to professional users. This is why we offer our customers the SonicCare maintenance program. Customers purchase annual SonicCare service contracts from us that provide for ongoing software upgrades, telephone support, "swap" replacement hardware in case of hardware failure and preferential access to new products and new versions of software. Customers typically add a SonicCare option to their initial system purchase and a significant portion of customers renews SonicCare yearly.

     To administer SonicCare, we employ a staff of product support specialists at our Novato headquarters and in our field offices. We provide unlimited telephone support during scheduled support hours to all customers under SonicCare. Customer support calls also provide us with an important means of understanding customer requirements for future product enhancements. We also undertake regular customer calling programs in which customers are contacted by a customer support representative to assess their level of satisfaction and to acquaint them with new product offerings.

     Research and Development

     Our research and development staff includes a total of 30 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking, and computer systems design. Our development team exhibits a number of technology capabilities including the following that we believe are particularly important in light of our strategy and market position:

          . Digital Signal Processing - This is the term used to describe the sophisticated mathematical processing by which aural and visual signals are processed in computer based settings. Our engineering team includes individuals experienced at providing sophisticated digital signal processing solutions to meet the quality and performance requirements of audio and video professionals.

          . Real Time Architectures - Our engineers are experienced in dealing with the requirements of high bandwidth, real time data in computer-based settings. We believe that has helped us to develop products that provide cost effective solutions for professional applications.

          . Craft Familiarity - Our engineers are experienced in the needs and work patterns of audio, film and video professionals. This helps us develop products which can be adopted more quickly by creative audio and video professionals.

     Backlog

     We schedule our production of products based on our projections of customer demand, and we generally ship products within a few days of acceptance of a customer purchase order, so at any given time we have little or no order backlog. With few exceptions, customers may cancel or delay orders with little or no penalty. Thus, even to the extent that we have backlog we do not think that it is a reliable indicator of future revenue levels.

     Manufacturing and Suppliers

          How We Manufacture

     We have typically contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs final assembly, integration and testing at our Novato, California headquarters.

          Sole-Sourced Components

     We utilize a number of components in our products that are available from only a single source. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages can have a significant negative impact on our business.

     Outsourcing

     Over the past two years, we have shifted our hardware manufacturing to an "outsourcing" approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into completed, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Time/Avnet. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 1999 fiscal year, we produced approximately 85% of our hardware via outsourcing. We plan to continue this outsourcing approach indefinitely.

     While we believe that outsourcing is advantageous for Sonic, this makes us very dependent on a single production source. Financial, operational, or supply problems encountered by our outsourcing partner or its sub-contractors could seriously hamper or interrupt our ability to manufacture and sell our products.

     Proprietary Rights

     General Approach

     We rely on a combination of trade secret, copyright law, trademark law, contracts and technical measures to establish and protect our proprietary rights in our products. We generally sell our products subject to standard purchase and license agreements that restrict unauthorized disclosure of our proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

     Patents

     We have applied in the United States for patents covering certain of our technologies and will probably apply for more in the future. We will probably also apply for foreign patents. We have been granted U.S. Patent No. 5812790:
"Variable encoding rate plan generation" covering certain aspects of MPEG-2 Video encoding technology, and may be granted additional patents in the future. Of course, we can't be sure that our current or future patent applications will be granted. Nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive, and is highly uncertain in terms of outcome.

     The status of patent protection in our industry is not well defined particularly as it relates to software and signal processing algorithms. In the past several years there seems to have been a trend on the part of patent authorities to grant patents in audio and video processing techniques with increasing liberality. We believe that it is quite possible that some of our present or future products may infringe issued or yet to be issued patents. It is almost certain that we will be asked by patent holders to respond to infringement claims. If such patents were held to be valid, and if they covered a portion of our technology for which there was no ready substitute, we might suffer significant market and financial losses.

     Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently quite uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called "MPEG/LA"), not all relevant patent holding companies have joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products.

     Trade Secrets

     We rely to a great extent on the protection the law gives to trade secrets to protect our proprietary technology. Our policy is to request confidentiality agreements from all of our employees and key consultants, and we regularly enter into confidentiality agreements with other companies with whom we discuss any Sonic proprietary technology.

     Despite trade secret protection, we cannot be sure that third parties will not independently develop the same or similar technologies. Despite contract and procedural measures, we believe that it is practically impossible to guard against unauthorized disclosure or misuse of technology to which we have granted third parties access. We have significant international operations. Many foreign countries, in law or in practice, do not extend the same level of protection to trade secrets as does U.S. law.

     Current Infringement Issues

     In the past we have been advised of various infringements of patents and trademarks. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. We may be incorrect in this assessment, of course.

     Geographic Exposure

     We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters non-U.S. revenue has constituted as much as 52% of our revenues. In the fiscal year ended March 31, 1999, 47% of our revenues came from sales outside the United States. We believe that it is quite likely that at some points in the future an even higher percentage of our sales will be generated outside the United States.

     Because of our foreign sales, Sonic is exposed to a number of factors that would not be relevant if our sales were largely made within the United States. Currency movements which make the U.S. dollar stronger relative to foreign currencies can effectively raise the price of our products to foreign customers, reducing demand for our products. Import restrictions, tariffs, and foreign product regulations (particularly those dealing with product safety and RF emissions) may also impede our ability to do business in foreign countries.

     Engagement of Advisor

     From time to time we have considered various strategic partnerships with other companies. In some cases we have considered whether it would be advisable for our Company to combine with other companies, either through merger, or through a combination transaction in which Sonic acquires or is acquired by another company. From time to time we have retained the services of professional organizations to assist us in our analysis. At the present time we have engaged Volpe, Brown, Whelan & Company to assist us in evaluating such transactions. During the term of this engagement, should we decide to pursue such a combination transaction, Volpe Brown Whelan & Company would act as our exclusive representatives under a specified fee arrangement.

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

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 1999, the Company did not submit any matters to a vote of its security holders.


Supplemental Item.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Sonic Solutions and their ages as of March 31, 1999 are as follows:

     NAME                     AGE                      POSITION
     ----                     ---                      --------
  Robert J. Doris             46        President (Chief Executive Officer) and
                                        Director
  Mary C. Sauer               46        Senior Vice President of Business
                                        Development and Director
  A. Clay Leighton            42        Senior Vice President Worldwide
                                        Operations, Finance and Chief
                                        Financial Officer
  Christopher A. Kryzan       40        Senior Vice President of Engineering and
                                        Marketing

     Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of Sonic Solutions.

     ROBERT J. DORIS. Mr. Doris founded Sonic Solutions in 1986 and has served as President and Director of Sonic Solutions since that time. Prior to 1986 he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice

President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University. Mr. Doris is married to Ms. Sauer.

     MARY C. SAUER. Ms. Sauer founded Sonic Solutions in 1986 and has served as a Vice President and Director of Sonic Solutions since that time. Ms. Sauer became Senior Vice President of Marketing and Sales in February 1993. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania and a B.F.A. from Washington University in St. Louis. Ms. Sauer is married to Mr. Doris.

     A. CLAY LEIGHTON. Mr. Leighton joined Sonic Solutions in February 1993 as Vice President of Finance. In January, 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer.
Prior to joining Sonic, from January 1990 to July 1992 he was Vice President, Finance and CFO for RESNA Industries Inc., an environmental services firm, and from August 1988 to December 1989 he was Vice President, Finance and CFO for Command Data Systems, a software company specializing in software for the public safety market. Mr. Leighton has also worked as strategy consultant for the Boston Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

     CHRISTOPHER A. KRYZAN. Mr. Kryzan joined Sonic Solutions in March 1996 as Vice President of Marketing. In January, 1999, Mr. Kryzan was named Senior Vice President of Marketing and Engineering. Prior to joining Sonic, from July 1990 to April 1994, he was Director of Marketing at SuperMac Technology, a graphics and digital video technology firm, and General Manager of E-Machines, a subsidiary of SuperMac. From January 1986 to July 1990, he was Director of Product Marketing at Wyse Technology, a manufacturer of terminals and personal computers, and Nation Sales Manager of Amdek, a subsidiary of Wyse. Mr. Kryzan also worked as a strategy and marketing consultant. Mr. Kryzan received a B.S. in Electrical Engineering from Northwestern University and an M.B.A. from Santa Clara University.

                                    PART II

Item 5.   MARKET FOR SONIC SOLUTIONS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Sonic Solutions' common stock is listed on the Nasdaq National Market. As of March 31, 1999 there were approximately 175 registered holders of Sonic Solutions' common stock. Sonic Solutions believes, however, that many beneficial holders of its common stock have registered their shares in nominee or street name, and that there are substantially more than 175 beneficial owners. The low price and high price of Sonic Solutions' common stock during the last eight quarters, are as follows:

     ------------------------------------------------------------------
                                             Low Price      High Price
                                             ---------      ----------
     ------------------------------------------------------------------
     Quarter ended June 30, 1997...........     $5.000         $ 6.750
     Quarter ended September 30, 1997......     $5.000         $10.625
     Quarter ended December 31, 1997.......     $4.375         $10.250
     Quarter ended March 31, 1998..........     $2.250         $ 3.750
     Quarter ended June 30, 1998...........     $2.125         $ 5.250
     Quarter ended September 30, 1998......     $1.250         $ 3.250
     Quarter ended December 31, 1998.......     $1.500         $ 7.375
     Quarter ended March 31, 1999..........     $3.563         $ 8.438
     ------------------------------------------------------------------

     Sonic Solutions has not paid any dividends on its Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing Sonic Solutions' business. Accordingly, Sonic Solutions does not anticipate paying dividends on the Common Stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of Sonic Solutions for each of the years in the five year period ended March 31, 1999. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The financial statements for the periods ended March 31, 1995, 1996, 1997, 1998 and 1999 have been audited by KPMG LLP, independent certified public accountants.


                                                           Years Ended March 31,
                                                 -----------------------------------------
                                                  1995    1996     1997     1998     1999
                                                 ------  ------   ------   ------   ------
                                                     (in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue....................................  20,154  13,944   15,911   19,881   21,899
Cost of revenue................................   7,676   7,344    7,432   10,209    9,547
                                                 ------  ------   ------   ------   ------
Gross profit...................................  12,478   6,600    8,479    9,672   12,352

Operating expenses:
 Marketing and sales...........................   5,198   5,873    6,000    7,257    7,216
 Research and development......................   2,417   2,961    5,737    6,037    5,137
 General and administrative....................   1,627   2,668    1,837    1,603    1,556
                                                 ------  ------   ------   ------   ------
Total operating expenses.......................   9,242  11,502   13,574   14,897   13,909
                                                 ------  ------   ------   ------   ------

Operating income (loss)........................   3,236  (4,902)  (5,095)  (5,225)  (1,557)
Other income (expense).........................     298     176      (96)    (651)    (302)
Provision (benefit) for income taxes...........   1,000  (1,169)       -        -        -
                                                 ------  ------   ------   ------   ------
Net income (loss)..............................   2,534  (3,557)  (5,191)  (5,876)  (1,859)
                                                 ======  ======   ======   ======   ======

Basic income (loss) per share..................    0.35   (0.48)   (0.69)   (0.76)   (0.21)
Weighted average shares used in computing per
 share amounts.................................   7,351   7,447    7,542    7,761    8,896

Diluted income (loss) per share................    0.33   (0.48)   (0.69)   (0.76)   (0.21)
Weighted average shares used in computing per
share amounts..................................   7,726   7,447    7,542    7,761    8,896

BALANCE SHEET DATA:
Working capital................................  13,529   8,384    6,263    1,164    1,167
Total assets...................................  21,712  16,107   15,889   12,630   13,765
Shareholders' equity...........................  16,332  12,912    8,430    5,418    5,932

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

     Our quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of orders which are difficult to forecast. Because our customers generally order on an as-needed basis, and we normally ship products within one week after receipt of an order, we don't have an order backlog which can assist us in forecasting results. For all these reasons, our results of operations for any quarter are a poor indicator of the results to be expected in any future quarter.

     A large portion of our quarterly revenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if revenue generated in the last few weeks of a quarter do not meet our forecast, operating results can be very negatively affected.

     We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard No. 86. Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. See Note 4 of Notes to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items from Sonic Solutions' statements of operations as a percentage of net revenue for fiscal years 1997 through 1999:

                                                                     Years ended March 31,
                                                    ----------------------------------------------------
                                                       1997                 1998                 1999
                                                    ----------           ----------           ----------
Net revenue                                            100.0%               100.0%               100.0%
Cost of revenue                                         46.7                 51.4                 43.6
                                                      ------               ------                -----
Gross profit                                            53.3                 48.6                 56.4
Operating expenses:
Marketing and sales                                     37.7                 36.5                 33.0
Research and development                                36.1                 30.4                 23.5
General and administrative                              11.5                  8.0                  7.0
                                                      ------               ------                -----
Total operating expenses                                85.3                 74.9                 63.5
                                                      ------               ------                -----
Operating loss                                         (32.0)               (26.3)                (7.1)
Other expense                                           (0.6)                (3.3)                (1.4)
                                                      ------               ------                -----
Net loss                                               (32.6)%              (29.6)%               (8.5)%
                                                      ======               ======                =====

COMPARISON OF FISCAL YEARS ENDED MARCH 31

     Net Revenue. Our net revenue increased from $15,911,000 in fiscal 1997 to $19,881,000 in fiscal 1998 and to $21,899,000 in fiscal 1999, representing an increase of 24.5% from fiscal 1997 to fiscal 1998 and 10.2% from fiscal 1998 to fiscal 1999. The increase in fiscal 1998 was due mostly to the increased sales of DVD Creator systems, offset partially by the decline in Sonic MediaNet (a discontinued network product)and SonicStudio sales. The increase in fiscal 1999 was primarily due to increased sales of DVD Creator systems.

     International sales accounted for 45%, 52% and 47% of our net revenue for the 1997, 1998, and 1999 fiscal years, respectively. See Note 10 of Notes to Financial Statements. Our international sales increased proportionally in fiscal 1998 primarily due to increased sales of DVD Creator outside the United States, depending on the rollout of the DVD-Video format in certain non-U.S. markets. Our international sales decreased proportionally in fiscal 1999 primarily due to the increased sales of DVD Creator systems in the U.S. markets. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     Cost of Revenue. Our cost of revenue increased from 46.7% of net revenue in fiscal 1997 to 51.4% in fiscal 1998 and decreased to 43.6% in fiscal 1999. The increase for fiscal year 1998 was primarily due to approximately $981,000 of additional charges, based upon our decisions to write-down inventory and capitalized software related to discontinued and slower selling product lines. The decrease in cost of revenue in fiscal year 1999 is due to an absence of charges like those recorded in fiscal 1998, plus a shift in sales product mix towards DVD Creator system sales as well as the efficiencies inherent in a higher overall level of sales.

     Marketing and Sales. Our marketing and sales expenses increased from $6,000,000 in fiscal 1997 to $7,257,000 in fiscal 1998 and decreased to $7,216,000 in fiscal 1999. Marketing and sales represented 37.7%, 36.5% and 33.0% of net revenue for fiscal 1997, 1998 and 1999, respectively. Our marketing and sales headcount decreased from thirty-four at March 31, 1997 to twenty-eight at March 31, 1998 and increased to thirty-seven at March 31, 1999. Our marketing and sales expenses increased primarily due to increases in advertising and marketing costs related to our DVD Creator product line as well as increased sales commission expense. In fiscal 1999 marketing and sales expense decreased because our commission expenses decreased. This was due primarily due to a shift in sales into dealer channels (we generally do not pay commissions to dealers for sales of our products; instead the dealers' compensation is derived from the markup they apply to our products).

     Research and Development. Our research and development expenses increased from $5,737,000 in fiscal 1997 to $6,037,000 in fiscal 1998 and decreased to $5,137,000 in fiscal 1999. Our research and development expense as a percentage of net revenue was 36.1% in fiscal 1997, 30.4% in fiscal 1998, and 23.5% in fiscal 1999. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses increased in fiscal 1998 due to increases in consulting and prototype expenses associated with introductions of new products in our DVD Creator product line. Research and development expenses decreased in fiscal 1999 due to decreases in consulting and prototype expenses associated with new product introductions. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions.

     General and Administrative. Our general and administrative expenses decreased from $1,837,000 in fiscal 1997 to $1,603,000 in fiscal 1998 and to $1,556,000 in fiscal 1999. These expenses represented 11.5% of net revenue in fiscal 1997, 8.0% of net revenue in fiscal 1998 and 7.0% of net revenue in fiscal 1999. Our general and administrative expenses decreased in fiscal 1998 and fiscal 1999 due to reductions in bad debt and other general expenses. Our general and administrative expenses decreased as a percentage of net revenue in fiscal 1998 and fiscal 1999 because the absolute level of such expenses was lower, and they were being compared to an increasing level of net revenue. We anticipate that general and administrative expenses will increase in the future as costs increase and if our operations expand.

     Other Expense, Net. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For our 1997, 1998 and 1999 fiscal years, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line.

     Provision for Income Taxes. In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for our 1997, 1998, and 1999 fiscal years. Under applicable taxation and accounting rules companies which incur losses are entitled under many conditions to receive tax refunds, and therefore can record a tax benefit. We did record such a tax benefit during the 1996 fiscal year. However, during the 1996 fiscal year we exhausted our ability to carryback tax losses. Thus we recorded no tax benefit during the 1997, 1998 and 1999 fiscal years.

     Liquidity and Capital Resources. In December, 1996 we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line provides for up to $1,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on July 15, 1999. We are currently negotiating a new bank credit line with Silicon Valley Bank to continue until mid-2000. We expect our new bank credit line will include terms that are quite similar to our current bank credit line This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate

(prime rate at March 31, 1999 was 7.75%). On March 31, 1999 $500,000 was
outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at March 31, 1999.

     In December, 1996, we also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. This facility included subordinated debt as well as equipment lease financing. We received $3,000,000 of subordinated debt from Hambrecht & Quist Transition Capital, LLC and $1,100,000 of subordinated debt from Hambrecht & Quist Guaranty Finance, LLC pursuant to the above facility. The remaining $1,000,000 of the facility was used to fund a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in our fixed assets and substantially all of our other assets but is subordinate to our bank credit line. In connection with this financing facility we issued warrants to purchase 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities were entitled to exercise the warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997, all of the $7.00 warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of common stock. We recorded $549,000 of deferred interest attributable to the value of the warrants, which was amortized using the effective interest rate method to interest expense over the term of the financing facility. The value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

     In March, 1998, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock and $1,500,000 of debt. The interest rate on such restructured debt is 7.25% and is due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the 461,538 shares of our common stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued in connection with the original arrangement reached in December 1996 was changed to $3.25. We accounted for this transaction by revaluing the new warrant, using comparable assumptions as the original warrant grant and the resultant value of $90,000 is being amortized to interest expense over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and warrant holder received 29,691 shares of common stock. During the 1999 fiscal year 167,500 shares of the Preferred Stock were converted into common stock.

     In December, 1997, we secured a $7,000,000 equity-based line of credit by entering into a stock purchase agreement with Kingsbridge Capital Ltd. ("Kingsbridge". Under this arrangement, we had the right to draw up to a total of $7,000,000 in cash in exchange for common stock. Pricing of the common stock issued was based on the market price of Sonic Solutions' common stock at the time of a draw subject to a 14% discount and a 4% commission payable in common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. In January, 1998, we filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of shares issued under this credit line. During the quarter and fiscal year ended March 31, 1998, we drew $1,450,000 from this credit line for which we issued 606,130 shares of common stock to Kingsbridge and 12,000 shares to Trinity Capital Advisors. During the fiscal year ended March 31, 1999, we drew an additional $2,358,000 from this credit line for which we issued 903,870 shares of common stock. Because of certain limitations on the total number of shares which can be issued under this line of credit, this facility is currently unavailable to us.

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we may draw up to $12,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of a draw, subject to a 10% to 12% discount and a 2% commission. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line. Our use of this new line is subject to a number of conditions, including the effectiveness of the Registration Statement. More details concerning the terms and conditions governing this arrangement are available in the Registration Statement. We anticipate that the Registration Statement will become effective and that the new credit line will become available to us in the third calendar quarter of 1999. However, there can be no assurance that the Registration Statement will become effective or that other conditions governing the use of the new line will be satisfied. Thus there can be no assurance that any proceeds will become available to us under the new line at any time in the future.

     Our operating activities have used cash of $34,000 in fiscal year 1997, $1,412,000 in fiscal year 1998 and $124,000 in fiscal 1999. During those fiscal years cash required by operating activities was not as great as our operating losses due to various factors, including improvements in receivables collection and inventory turnover, and the receipt of income tax refunds in certain fiscal years. In addition to our operating losses, we utilized cash during the 1997, 1998, and 1999 fiscal years to purchase new fixed assets, and to develop and purchase software that was added to capitalized software.

     During fiscal year 1997 we augmented cash on hand with the proceeds of the subordinated debt facility with entities associated with Hambrecht & Quist noted above. During fiscal 1998 we augmented cash on hand via borrowings from our bank credit line described above, as well as draws on the equity credit line described above. During the 1999 fiscal year we augmented cash on hand primarily by drawing on the equity credit line described above.

     We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the new equity based line of credit with Kingsbridge (when and if it becomes available-see discussion above) will be sufficient to meet our cash requirements at least through the end of fiscal year 2000.

     As of March 31, 1999, Sonic Solutions had cash and cash equivalents of $2,414,000 and working capital of $1,167,000.

     Impact of Year 2000 Issue: The year 2000 issue is the result of computer programs being written using two digits rather than four to represent the applicable year in a date. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 (or some other year) rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

     We are heavily dependent upon the proper functioning of our own computer or data-dependent systems. These include our systems in information, business, finance, operations, manufacturing and customer service. Any failure or malfunctioning on the part of these or other systems could adversely affect our business in ways that are not currently known, discernable, quantifiable or otherwise anticipated by us.

     We have ensured that our internal software and embedded technology is already Year 2000 compliant. Thus, we do not expect this issue to have a material effect on our operations. We also believe that all current versions of our products are Year 2000 compliant.

     We currently have only limited information on Year 2000 compliance of our key suppliers and customers. We have received confirmation from a primary supplier that it is Year 2000 compliant. We are currently surveying our key suppliers and customers for Year 2000 compliance and will be developing our own contingency plan in case of suppliers failures. We anticipate that these surveys and the development of our contingency plan should be completed by September, 1999. The operations of our key suppliers and customers could be adversely affected by the Year 2000 problem, which could cause significant problems in our business.

     A survey of our leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect our operations, will be conducted within the next few months. Temporary disruption of our manufacturing, customer service, sales and marketing, research and development and administrative functions may occur as a result of vendors' non-compliance affecting the delivery of power, telecommunications, water and heating and cooling services.

     We believe we are taking the steps necessary to understand the Year 2000 issues; however, failure to adequately address all known and unknown Year 2000 compliance issues could have a material adverse effect on our business, financing condition and results of operations. The remaining Year 2000 compliance activities are not expected to result in significant incremental operating expenses. To date, we have not incurred significant incremental costs to become Year 2000 compliant.

     Forward Looking Statements. Certain statements in this Report, including statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sonic Solutions to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to the following: general economic and business conditions; charges and costs related to acquisitions; and the ability of Sonic Solutions to develop and market products for the markets in which it operates, to successfully integrate its acquired products and services, to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the markets in which it operates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow on pages 29 through 46.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sonic Solutions:

     We have audited the accompanying balance sheets of Sonic Solutions as of March 31, 1998 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999 and the related financial statement schedule (Item 14(a)(2)). These financial statements and financial statement schedule are the responsibility of Sonic Solutions' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 1998 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule (Item 14(a)(2)), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              KPMG LLP

San Francisco, California
April 26, 1999, except as to note 11 which is as of May 29, 1999

                             FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                March 31
                                                                                     -----------------------------
                                                                                        1998               1999
                                                                                     ----------         ----------
Assets
Current assets:
     Cash and cash equivalents......................................................   $  2,479              2,414
     Accounts receivable, net of allowance for returns and doubtful
      accounts of $617 and $599 at March 31, 1998 and 1999, respectively............      3,198              5,403
     Inventory......................................................................        634                807
     Refundable income taxes........................................................        148                  -
     Prepaid expenses and other current assets......................................        317                287
                                                                                       --------            -------
     Total current assets...........................................................      6,776              8,911
Fixed assets, net...................................................................      2,766              2,313
Purchased and internally developed software costs, net..............................      2,944              2,385
Other assets........................................................................        144                156
                                                                                       --------            -------
      Total assets..................................................................   $ 12,630             13,765
                                                                                       ========            =======
Liabilities And Shareholders' Equity

 Current liabilities:

   Accounts payable and accrued liabilities.........................................   $  3,315              4,359
   Bank note payable................................................................        500                500
   Deferred revenue and deposits....................................................      1,036              1,318
   Subordinated debt, current portion...............................................        623              1,419
   Current portion of obligations under capital leases..............................        138                148
                                                                                       --------            -------
   Total current liabilities........................................................      5,612              7,744
Subordinated debt, net of current portion...........................................      1,364                  -
Obligations under capital leases, net of current portion............................        236                 89
                                                                                       --------            -------
   Total liabilities................................................................      7,212              7,833
Commitments and contingencies
Shareholders' Equity
  Convertible preferred stock, no par value, 10,000,000 shares authorized:
    461,538 and 294,038 shares issued and outstanding at March 31, 1998, and
    1999, respectively..............................................................      1,500                956
  Common stock, no par value, 30,000,000 shares authorized; 8,302,230 and
    9,468,123 shares issued and outstanding at March 31, 1998 and 1999,
    respectively....................................................................     15,204             18,121
  Accumulated deficit...............................................................    (11,286)           (13,145)
                                                                                       --------            -------
    Total shareholders' equity......................................................      5,418              5,932
                                                                                       --------            -------
    Total liabilities and shareholders' equity......................................   $ 12,630             13,765
                                                                                       ========            =======

                See accompanying notes to financial statements

                                SONIC SOLUTIONS

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                       Years Ended March 31,
                                                                              ---------------------------------------
                                                                                 1997           1998          1999
                                                                             ----------       ---------     ---------
Net revenue................................................................   $  15,911          19,881        21,899
Cost of revenue............................................................       7,432          10,209         9,547
                                                                             ----------       ---------     ---------
Gross profit...............................................................       8,479           9,672        12,352
                                                                             ----------       ---------     ---------
Operating expenses:
  Marketing and sales......................................................       6,000           7,257         7,216
  Research and development.................................................       5,737           6,037         5,137
  General and administrative...............................................       1,837           1,603         1,556
                                                                             ----------       ---------     ---------
  Total operating expenses.................................................      13,574          14,897        13,909
                                                                             ----------       ---------     ---------
  Operating loss...........................................................      (5,095)         (5,225)       (1,557)
Other expense, net.........................................................         (96)           (651)         (302)
                                                                             ----------       ---------     ---------
  Net loss.................................................................  ($   5,191)         (5,876)       (1,859)
                                                                             ==========       =========     =========
  Basic and diluted loss per share applicable to common
     shareholders..........................................................  ($    0.69)          (0.76)        (0.21)
                                                                             ==========       =========     =========
  Weighted average shares used in computing per share amounts..............       7,542           7,761         8,896
                                                                             ==========       =========     =========

                See accompanying notes to financial statements

                                SONIC SOLUTIONS

                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                                                         Unrealized
                                                    Preferred stock      Common stock                    Gain (Loss)    Total
                                                   -----------------    ---------------
                                                                                           Accumulated       on       Shareholders'
                                                  Shares      Amount    Shares   Amount      deficit     Investments     Equity
                                                  ------      ------    ------   ------      -------     -----------     ------
Balances at March 31, 1996.....................       ---     $  ---     7,494   $13,133        (219)             (2)     12,912
  Exercise of common stock options.............       ---        ---       102       158         ---             ---         158
  Unrealized gain on investments...............       ---        ---       ---       ---         ---               2           2
  Issuance of warrants.........................       ---        ---       ---       549         ---             ---         549
  Net loss.....................................       ---        ---       ---       ---      (5,191)            ---      (5,191)
                                                  -------     ------    ------   -------     -------       ---------      ------

Balances at March 31, 1997.....................       ---        ---     7,596    13,840      (5,410)            ---       8,430
  Exercise of common stock options.............       ---        ---        50        84         ---             ---          84
  Issuance of preferred stock..................       462      1,500       ---       ---         ---             ---       1,500
  Equity line of credit issuances, net of
    issuance costs.............................       ---        ---       618     1,253          --             ---       1,253

  Exercise of warrants.........................       ---        ---        38       ---         ---             ---         ---
  Issuance of warrants.........................       ---        ---       ---        27         ---             ---          27
  Net loss.....................................       ---        ---       ---       ---      (5,876)            ---      (5,876)
                                                  -------     ------    ------   -------     -------       ---------      ------

Balances at March 31, 1998.....................       462      1,500     8,302    15,204     (11,286)            ---       5,418
  Exercise of common stock options.............       ---        ---        64       143         ---             ---         143
  Equity line of credit issuances, net of
    issuance costs.............................       ---        ---       904     2,283         ---             ---       2,283

  Conversion of preferred stock................      (168)      (544)      168       544         ---             ---         ---
  Preferred stock dividends....................       ---        ---       ---       (53)        ---             ---         (53)
  Exercise of warrants.........................       ---        ---        30       ---         ---             ---         ---
  Net loss.....................................       ---        ---       ---       ---      (1,859)            ---      (1,859)
                                                  -------     ------    ------   -------     -------       ---------   -  ------

Balances at March 31, 1999.....................       294     $  956     9,468   $18,121     (13,145)            ---       5,932
                                                  =======     ======    ======   =======     =======       =========      ======

                See accompanying notes to financial statements

                                SONIC SOLUTIONS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years Ended March 31,
                                                                           --------------------------------------
                                                                              1997          1998          1999
                                                                           --------       -------       ---------
Cash flows from operating activities:
Net loss                                                                    $(5,191)       (5,876)       (1,859)
Adjustments to reconcile net loss  to net cash used in operating activities:
Depreciation and amortization                                                 1,693         2,255         2,621
Provision for returns and doubtful accounts, net of write-offs               (1,102)           29           (18)
Interest expense amortization                                                   ---           482            60
Changes in operating assets and liabilities:
     Accounts receivable                                                      2,098          (122)       (2,187)
     Inventory                                                                  606           641          (173)
     Refundable income taxes                                                  1,150           450           148
     Prepaid expenses and other current assets                                 (243)          254            30
     Other assets                                                               181          (200)          (72)
     Accounts payable and accrued liabilities                                   218           344         1,044
     Deferred revenue and deposits                                              263           331           282
     Deferred income taxes                                                      293           ---           ---
                                                                            -------        ------        ------
        Net cash used in operating activities                                   (34)       (1,412)         (124)
                                                                            -------        ------        ------
Cash flows from investing activities:
     Purchase of fixed assets                                                (1,462)         (787)         (913)
     Additions to purchased and internally developed software                (1,112)       (1,849)         (696)
     Redemption/maturities of short-term investments                          2,108           ---           ---
                                                                            -------        ------        ------
        Net cash used in investing activities                                  (466)       (2,636)       (1,609)
                                                                            -------        ------        ------
Cash flows from financing activities:
     Proceeds from exercise of common stock options                             158            84           143
     Proceeds from issuances of subordinated debt                             3,542           ---           ---
     Repayments of subordinated debt                                            ---           (55)         (568)
     Proceeds from equity line financing                                        ---         1,253         2,283
     Borrowings on line of credit                                               ---           500           420
     Repayments of line of credit                                               ---           ---          (420)
     Principal payments on capital leases                                       (29)          (88)         (137)
     Payment of dividends                                                       ---           ---           (53)
     Issuance of warrants                                                       549            27           ---
                                                                            -------        ------        ------
       Net cash provided by financing activities                              4,220         1,721         1,668
                                                                            -------        ------        ------
Net increase (decrease) in cash and cash equivalents                          3,720        (2,327)          (65)
Cash and cash equivalents, beginning of year                                  1,086         4,806         2,479
                                                                            -------        ------        ------
Cash and cash equivalents, end of year                                      $ 4,806         2,479         2,414
                                                                            =======        ======        ======
Supplemental disclosure of cash flow information:
  Interest paid during year                                                 $   106           265            71
                                                                            =======        ======        ======
  Income taxes paid during year                                             $   ---            13             9
                                                                            =======        =======       ======
  Noncash financing and investing activities:
     Assets acquired through capital lease                                  $   270           221           ---
                                                                            =======        ======        ======
     Conversion of preferred stock to common stock                          $   ---           ---           544
                                                                            =======        ======        ======
     Conversion of subordinated debt to preferred stock                     $   ---         1,500           ---
                                                                            =======        ======        ======

                See accompanying notes to financial statements

                                SONIC SOLUTIONS
                         NOTES TO FINANCIAL STATEMENTS
                         March 31, 1997, 1998 and 1999

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Operations

     We develop workstations used by professionals to edit and process audio and video media. Our products are computer based, and usually include both plug-in hardware and applications software installed on a personal computer. Our customers use various kinds of peripheral devices -- for example, disk drives, streaming tape drives, and audio and video tape recorders -- along with our products. Although we do not manufacture or sell the personal computer or peripheral devices used with our products, we typically talk about the complete configuration of personal computer, Sonic hardware, Sonic software, and peripherals as a Sonic workstation.

     We currently market two workstation product lines: SonicStudio and DVD Creator. SonicStudio is a line of professional audio workstations that our customers use to prepare audio for release on digital audio compact discs, for release with video and film entertainment, and for broadcast on radio. DVD Creator is a line of DVD-Video/Audio production workstations which supports the preparation and assembly of video and audio assets for release on the new DVD-Video disc format and the upcoming DVD-Audio disc format.

     Our products generally include application software and specialized hardware installed on a personal computer. Our products are designed to improve the productivity and effectiveness of media professionals, enabling them to process and manipulate more material in a given amount of time and to achieve results which would have been impossible using traditional linear analog or digital technology.

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

     We are dependent on sole-source suppliers for certain key components used in our products. Sonic Solutions purchases these sole-source components pursuant to purchase orders placed from time to time. We do not carry significant inventories of these components, and have no guaranteed supply agreements. Any extended future interruption or limitation in the supply of any of the components obtained from a single source could have a material adverse effect on our results of operations.

     Our products are primarily compatible with Macintosh personal computers. Although we plan to introduce new products compatible with other computer platforms in the future, the financial results of our company could be materially adversely affected should the industry no longer support the Macintosh platform prior to the new products release.

(c)  Revenue Recognition

     Revenue is derived from product sales and maintenance contracts. Revenue from product sales is recognized upon shipment of the products. Revenue from software maintenance, including maintenance sold with the product, is recognized on a straight-line basis over the term of the agreement, generally one year.

     We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, based on objective evidence which is specific to the vendor. Our adoption of SOP 97-2 on April 1, 1998 did not have a material impact on revenue recognition.

     Revenue from sales to distributors and dealers may be subject to agreements allowing limited rights of return and exchange. Accordingly, we provide reserves for estimated future returns and exchanges at the time of the sale as a reduction of revenue.

     In the year ended March 31, 1997 no single customer accounted for more than 10% of revenue. In the years ended March 31, 1998 and 1999, one customer accounted for 10% and 11%, respectively, of revenue.

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

(g)  Purchased and Internally Developed Software Costs

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," purchased software and software product development costs are capitalized when a product's technological feasibility has been established and then is amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

(h)  Income Taxes

     We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(i)  Basic and diluted loss per share

     SFAS No. 128 "Earnings Per Share" requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share.

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the years ended March 31, 1997, 1998 and 1999 (in thousands, except per share data):

                                                                               Years Ended March 31,
                                                                        ----------------------------------
                                                                          1997         1998          1999
                                                                        -------       ------        ------
Net loss.......................................................         ($5,191)      (5,876)       (1,859)
Dividends paid to preferred shareholders.......................              --           --            53
                                                                        -------       ------        ------
Net loss applicable to common shareholders.....................         ($5,191)      (5,876)       (1,912)
                                                                        =======       ======        ======

Weighted average number of  common shares outstanding..........           7,542        7,761         8,896
                                                                        =======       ======        ======

Basic and diluted net loss per share applicable to common
 shareholders..................................................          ($0.69)       (0.76)        (0.21)
                                                                        =======       ======        ======

     As of March 31, 1997, 1998 and 1999 potentially dilutive shares totaling 827,699; 2,060,166; and 1,834,502, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(j)  Concentrations of Credit Risk

     Financial instruments which potentially subject our company to concentrations of credit risk are trade receivables. We manufacture and sell our products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of its end users and their dispersion across many geographic sales areas. We maintain an allowance for doubtful accounts to provide against potential credit losses.

(k)  Stock-Based Compensation

     Our company has various stock-based compensation plans, as discussed in
Note 7. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to adopt only the disclosure based requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and as such have disclosed the pro forma effects on net income (loss) and net income (loss) per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

(l)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     We account for long-lived assets, including intangibles, at amortized cost. As part of our ongoing review of the valuation and amortization of long-lived assets, we assess the carrying value of such assets if the facts and circumstances suggest that they may be impaired. As a result, we have determined that our long-lived assets are not impaired as of March 31, 1999 and 1998.

(m)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative instruments and hedging activities". Sonic Solutions is required to adopt SFAS No. 133 in the first quarter of fiscal year 2001. Sonic Solutions does not anticipate that SFAS No. 133 will have a material impact on its financial statements.

     In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financing position, or cash flows.

(n)  Comprehensive Income

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended March 31, 1997, 1998 and 1999, net income and comprehensive income were equivalent. Accordingly, the adoption of SFAS No. 130 had no impact on our financial reporting.

(o)  Reclassification

     Certain amounts in the fiscal 1997 and fiscal 1998 financial statements have been reclassified to conform to the 1999 presentation.

(2)  INVENTORY

     The components of inventory consist of (in thousands):

                                                                 March 31,
                                                            -----------------
                                                              1998      1999
                                                            -------    ------
          Raw materials                                      $ 468       603
          Work-in-process                                      130       187
          Original equipment manufacturer's goods               36        17
                                                             -----      ----
                                                             $ 634       807
                                                             =====      ====

(3)  FIXED ASSETS

     Fixed assets consist of (in thousands):

                                                               March 31,
                                                         ----------------------
                                                           1998           1999
                                                         -------       --------
       Equipment, furniture and fixtures                 $ 4,206         4,781
       Demonstration equipment                             1,505         1,733
       Parts used in service, not held for sale            1,292         1,401
                                                         -------         -----
                                                           7,003         7,915
       Less accumulated depreciation                      (4,237)        5,602)
                                                         -------         -----
                                                         $ 2,766         2,313
                                                         =======         =====

     Depreciation expense was $1,262,000, $1,397,000 and $1,365,000 for the years ended March 31, 1997, 1998, and 1999, respectively. As of March 31, 1999, fixed assets held under capital lease totaled $315,000 and accumulated depreciation on those assets totaled $161,000.

(4)  PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS

     Capitalized software costs consist of (in thousands):

                                                         March 31,
                                                   -------------------
                                                     1998       1999
                                                   --------   --------
       Purchased software                           $   332       365
       Internally developed software                  4,615     5,278
                                                    -------    ------
                                                      4,947     5,643
       Accumulated amortization                      (2,003)   (3,258)
                                                    -------    ------
                                                    $ 2,944     2,385
                                                    =======    ======

     Amortization of capitalized software costs was $431,000, $859,000 and $1,255,000 for the years ended March 31, 1997, 1998 and 1999, respectively.

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of (in thousands):

                                                       March 31,
                                                ---------------------
                                                   1998        1999
                                                ----------  ---------
       Accounts payable                            $1,458      1,988
       Commissions payable                            321        428
       Accrued compensation and benefits              605        555
       Accrued expenses                               931      1,388
                                                   ------      -----
                                                   $3,315      4,359
                                                   ======      =====

(6)  LONG-TERM DEBT AND CREDIT FACILITIES

     In December, 1996, we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line provides for up to $1,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on May 29, 1999 (see note 11). This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate (prime rate at March 31, 1999 was 7.75%). On March 31, 1999, $500,000 was outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at March 31, 1999.

     In December, 1996, we also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. This facility included subordinated debt as well as equipment lease financing. We received $3,000,000 of subordinated debt from Hambrecht & Quist Transition Capital, LLC and $1,100,000 of subordinated debt from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 of the facility was used to fund a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in our fixed assets and substantially all of our other assets but is subordinate to our bank credit line. In connection with this financing facility, we issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities were entitled to exercise the warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997 all of the $7.00 warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of Common Stock. We recorded $549,000 of deferred interest attributable to the value of the warrants, which was amortized using the effective interest rate method to interest expense over the term of the financing facility. The value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

     In March, 1998, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock (see note 7) and $1,500,000 of debt. The interest rate on such restructured debt is 7.25% and is due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of

1933 to register the resale of the 461,538 shares of the Company's Common Stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued with the original arrangement reached in December 1996 was lowered to the fair value of common stock of $3.25. We accounted for this transaction by revaluing the new warrants, using comparable assumptions as the original warrant grant, and the resultant value of $90,000 is being amortized over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and the warrant holder received 29,691 shares of common stock. During the fiscal year ended March 31, 1999, 167,500 shares of the Preferred Stock were converted into common stock.

     In December, 1997, we secured a $7,000,000 equity-based line of credit by entering into a stock purchase agreement with Kingsbridge Capital Ltd. Under this arrangement, we had the right to draw up to a total of $7,000,000 in cash in exchange for common stock. Pricing of the common stock issued was based on the market price of our common stock at the time of a draw subject to a 14% discount and a 4% commission payable in common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. In January, 1998, we filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of shares issued under this credit line. During the fiscal year ended March 31, 1998, we drew $1,450,000 from this credit line for which we issued 618,130 shares of common stock. During the fiscal year ended March 31, 1999, we drew an additional $2,358,000 from this credit line for which we issued 903,870 shares of common stock. Because of certain limitations on the total number of shares which can be issued under this line of credit, this facility is currently unavailable to us.

(7)  SHAREHOLDERS' EQUITY

     Convertible Preferred Stock

     In March 1998 we issued 461,538 shares of Series C Convertible Preferred Stock to Hambrecht & Quist Guaranty Finance. The Series C Preferred Stock is convertible to shares of common stock on a share-to-share basis, subject to adjustment for stock splits, stock dividends or other similar transactions. Subject to certain limitations, the share-to-share conversion rate may be reduced if we sell or issue dilutive equity securities at an effective purchase price of less than $3.00.

     Stock Options

     Under our September 1989 Stock Option Plan (the Plan), options to purchase up to an aggregate of 2,090,000 shares of common stock may be granted to key employees, directors and consultants. Grants of options to the directors of Sonic Solutions may not exceed 140,000 shares. The Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Plan.

     During 1995, we adopted the 1994 NonEmployee Directors Stock Option Plan which provides for the grant of stock options to Sonic Solutions' nonemployee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions' common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 44,500 options outstanding at March 31, 1999, at prices of $2.5625 and $1.6880 per share, of which 29,748 were exercisable.

     In March 1998, the Board of Directors approved the repricing of options at an exercise price equal to fair market value on March 3, 1998 of $2.5625 per share. There were no changes made to the vesting schedules in relation to the repricing.

     In July, 1998, the Board of Directors adopted the Sonic Solutions 1998 Stock Option Plan and the shareholder's approved the 1998 Stock Option Plan in September, 1998. The 1998 Stock Option Plan covers 1,000,000 shares of Common Stock, with an annual increase in the number of shares available for issuance under the Stock Option Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2,000,000.

     A summary of Sonic Solutions' option plans is presented below:

                                             1997                       1998                         1999
                                     -----------------------     -------------------------     ------------------------
                                                  Weighted                     Weighted                    Weighted
                                                   Average                      Average                     Average
                                                  Exercise                      Exercise                    Exercise
                                       Options      Price        Options         Price         Options        Price
                                     ---------      -----        -------         -----         -------        -----
Outstanding at beginning
of year                                820,398       $4.92          829,699       $5.53        1,660,178       $2.89
Granted                                310,400        6.31        1,925,150        3.76          670,250        3.08
Exercised                             (102,269)       1.66          (50,062)       1.70          (64,225)       2.22
Forfeited                             (198,830)       6.19       (1,044,609)       6.66         (239,870)       4.32
                                      --------       -----       ----------       -----        ---------       -----
Outstanding at end of year.            829,699       $5.53        1,660,178       $2.89        2,026,333       $2.80
                                      ========                   ==========                    =========
Options exercisable at
 year end                              308,723       $4.45          640,809       $2.82        1,179,191       $2.65
Fair value of options granted
 during the year                                     $3.73                        $2.22                        $2.06

     Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS No. 123, our net loss and net loss per share applicable to common shareholders for the years ended March 31, 1997, 1998 and 1999 would have been increased as indicated below (in thousands, except per share data):

                                                           Years Ended
                                                            March 31,
                                                 -----------------------------
                                                  1997       1998      1999
                                                 ------     ------    ------
     Net loss                 As Reported        $ 5,191    5,876       1,859
                              Pro Forma          $ 5,603    6,572       3,640

     Net loss per share
     applicable to common
     shareholders             As Reported        $  0.69     0.76        0.21
                              Pro Forma          $  0.74     0.85        0.41


     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999; risk-free interest rate of 6.31%, 5.97% and 4.65%; expected life of 4 years; 73%, 91% and 91% expected volatility; and no dividends.

     The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 1999 and does not consider compensation costs for stock options granted prior to April 1, 1995.

     The following table summarizes information about stock options outstanding at March 31, 1999.

                                           Options Outstanding            Options Exercisable
                                       -----------------------------  ------------------------------
                                         Weighted        Weighted
                          Number         Average         Average          Number         Weighted
       Range of       Outstanding at    Remaining     Exercise Price  Outstanding at     Average
   Exercise Price     March 31, 1999   Contractual         Life       March 31, 1999  Exercise Price
   --------------     --------------   -----------    --------------  --------------  --------------
From 0.86 to $1.75           269,980        8.24           $1.65         168,648           $1.48
From $2.00 to $2.63        1,271,103        8.07            2.55         962,281            2.55
From $3.44 to $3.88          372,500        9.72            3.65          10,813            3.47
From $4.18 to $4.75           30,750        9.29            4.60           3,500            4.29
From $5.25 to $5.75           28,000        8.34            5.66          10,783            5.66
From $6.00 to $6.88           54,000        7.53            6.25          23,166            6.18
                           ---------        ----           -----       ---------           -----

From $0.86 to $6.88        2,026,333        8.40           $2.80       1,179,191           $2.65
                           =========        ====           =====       =========           =====

(8)  INCOME TAXES

     In March, 1997, we had current income tax benefits of $293,000 which was offset by deferred tax expense in the same amount.

     The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

                                                                 Years Ended March 31,
                                                       ------------------------------------
                                                          1997         1998         1999
                                                          ----         ----         ----
Computed tax at statutory rate                            $(1,765)     (1,998)     (630)
Tax credits utilized                                         (201)        131       105
State taxes, net of federal benefit                            --           3         5
Tax exempt interest income                                    (25)        (36)      (19)
Current year net operating losses, temporary
   differences and credits for which no benefit was
    recognized                                              1,681       1,880       520
Change in beginning of year valuation allowance               293          --        --
Other                                                          17          20        19
                                                           ------       -----      ----
                                                           $   --          --        --
                                                           ======       =====      ====

The components of deferred taxes are as follows (in thousands):

                                                                             March 31,
                                                          ----------------------------------------------
                                                              1997            1998              1999
                                                          -----------      -----------       -----------
Deferred tax assets:
  Accounts receivable                                     $       252              254               179
  Inventories                                                     459              542               123
  Tax credit carryforwards                                      1,013            1,550             2,086
  Net operating losses                                          1,843            4,103             4,732
  Accrued vacation pay                                             50               62                55
  Commissions                                                      29               40                 1
  State income taxes                                               --                1                52
  Warranty and other                                               22               42                51
                                                          -----------      -----------       -----------
  Gross deferred tax assets                                     3,668            6,594             7,279
                                                          -----------      -----------       -----------
  Valuation allowance                                          (2,784)          (5,343)           (6,309)
                                                          -----------      -----------       -----------
  Total deferred tax assets, net of valuation allowance           884            1,251               970

Deferred tax liabilities:
  Fixed assets                                                   (172)            (174)             (130)
  Internally developed software                                   712           (1,077)             (840)
                                                          -----------      -----------       -----------
  Total deferred tax liability                                    884           (1,251)             (970)
                                                          -----------      -----------       -----------
  Net deferred taxes                                      $       --                --                --
                                                          ===========      ===========       ===========

     The net change in the valuation allowance for the year ended March 31, 1998 and 1999 was an increase of approximately $2,559,000 and $996,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and, that a valuation allowance is required.

     As of March 31, 1999, we have cumulative federal and California net operating losses of approximately $12,686,000 and $6,269,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2019. The California tax loss carryforwards will expire beginning in the year 2001 through 2004.

     As of March 31, 1999, we have cumulative unused research and development tax credits of approximately $1,325,000 and $626,000 which can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2009 through 2019; California credits will carryforward indefinitely.

     As of March 31, 1999, we have federal minimum tax credit carryforwards of approximately $135,000 which will carry forward indefinitely until utilized.

(9)  COMMITMENTS AND CONTINGENCIES

     (a)  Leases

     In December, 1996, we entered into a leasing agreement to finance the purchase of up to $1,000,000 in equipment, as discussed in Note 6. Lease terms under the agreement are for 42 months and are secured by the leased equipment. We also lease certain facilities and equipment under noncancelable operating leases.

Future payments under capital and operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                               Years Ended March 31,
                                                          -------------------------------
                                                            Capital            Operating
                                                             Leases             Leases
                                                          ------------      -------------
2000                                                         $ 126                 705
2001                                                           121                 705
2002                                                            20                 705
2003                                                             -                 117
2004                                                             -                   -
Thereafter                                                       -                   -
                                                             -----               -----
Total minimum lease payments                                   267               2,232
Less amount representing interest                              (30)
Less current portion of obligations under capital lease       (148)
                                                             -----
Long-term obligations under capital lease                    $  89
                                                             =====

     Rent expense under operating leases for the years ended March 31, 1997, 1998 and 1999 was approximately $610,000, $847,000 and $954,000, respectively.

     (b)  Benefit Plan

     We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by the Company.

     (c)  Other

     We from time to time are subject to routine claims and litigation incidental to our business. We believe that the results of these matters will not have a material adverse effect on our financial condition.

(10) SEGMENT REPORTING

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers.

     We operate in the audio and video media market and derive substantially all our revenue from the sales of two workstation products. We organize our operations based on designing, developing, manufacturing, selling and supporting these products. Our chief operating decision maker is the Chief Executive Officer (CEO) and the CEO allocates resources based on financial information, including gross margins and operating losses, reported in a manner consistent with the accompanying financial statements. Sales, gross profit, and operating losses are not allocated or specific to individual departments within the organization. Accordingly, we have a single reportable segment. As such, we are required to disclose the following geographic information:

                                                                 Years Ended March 31,
                                                    -----------------------------------------------
                                                        1997              1998              1999
                                                    -----------      -----------        -----------
North America (substantially all United States)        $ 8,780           9,612            11,702
Export:
Europe                                                   2,763           4,949             5,707
Pacific Rim                                              3,491           4,009             4,218
Other international                                        877           1,311               272
                                                       -------          ------            ------
Total net revenue                                      $15,911          19,881            21,899
                                                       =======          ======            ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Our accounting system does not capture meaningful revenue information by product line. Accordingly, such information has not been disclosed.

(11) SUBSEQUENT EVENTS

     On May 25, 1999, we withdrew a previously filed Registration Statement on Form S-3 which proposed to register an aggregate of 1,800,000 shares of common stock for resale by Kingsbridge Capital Limited. The shares were to be issued to Kingsbridge pursuant to a Stock Purchase Agreement between our company and Kingsbridge dated February 12, 1999.

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we may draw up to $12,000,000 in cash in exchange for common stock Pricing of the commons stock issued under this arrangement is based on the market price of our common stock at the time of a draw subject to a 10% to 12% discount and a 2% commission. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line.

     The current bank credit line expired on May 29, 1999, but has been extended thru July 15, 1999. We are currently negotiating a new bank credit line with Silicon Valley Bank to continue until mid-2000. We expect our new bank credit line will include terms that are quite similar to our current bank credit line.

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

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.   Financial Statements.

             Included in Part II of this report:

             Report of Independent Auditors (page 29 of this Report).

             Balance Sheets as of March 31, 1998 and March 31, 1999.

             Statements of Operations for each of the three years in the period ended March 31, 1999.

             Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1999.

             Statements of Cash Flows for each of the three years in the period ended March 31, 1999.

             Notes to Financial Statements (pages 34 through 46 of this Report).

     (a)2.   Financial Statements Schedules.

             Included in Part IV of this report:

             Report of Independent Auditors (page 29 of this Report).

             Schedule II  Valuation and Qualifying Accounts

             All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

     (a)3.   Exhibits:

             3.1    (1)    Restated Articles of Incorporation

             3.2    (1)    Amended and Restated By-Laws

             4.1    (1)    Specimen Common Stock Certificate

             4.2    (1)    Investors' Rights Agreement dated August 20, 1993
                           between the Investors listed on the Schedule of Investors thereto and the Company

             4.3    (1)    Right of Last Refusal, Co-Sale and Shareholders'
                           Option Agreement dated August 20, 1993 between the
                           Investors listed on the Schedule of Investors thereto and the Company

             10.1   (1)    Amended and Restated Stock Option Plan

             10.2   (1)    Lease Agreement dated December 16, 1991 between
                           Phoenix Leasing
                           Incorporated and the Company

             10.3   (1)    Loan Agreement dated November 28, 1993 between Bank
                           of America and the Company

             10.4   (1)    Agreement dated September 28, 1993 between JL Cooper
                           Electronics and the Company

             10.5   (1)    Form of Indemnity Agreement

             10.6   (2)    Lease Agreement dated January 26, 1995 between Golden
                           Gate Plaza and the Company

             10.7   (3)    Private Line of Credit Agreement dated December 31,
                           1997 between Kingsbridge Capital Limited and the
                           Company

             10.8   (4)    Private Securities Subscription Agreement dated March
                           31, 1998 between Hambrecht & Quist Guaranty Finance,
                           LLC and the Company

             10.9   (5)    Stock purchase agreement dated May 20, 1999 between
                           Sonic Solutions and Kingsbridge Capital Limited

             10.10  (5)    Registration Rights Agreement dated May 20, 1999
                           between Sonic Solutions and Kingsbridge Capital
                           Limited

             23.1          Consent of KPMG LLP

             24.1          Power of Attorney (see page 52)

             27            Financial Data Schedule

_______________

(1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

(2) Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.

(4) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

(5) Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.

     (b)  Reports on Form 8-K:  None.

                         FINANCIAL STATEMENT SCHEDULES

                                SONIC SOLUTIONS

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1997, 1998 and 1999
                                (in thousands)

                                                    Balance at    Charged to     Charged                     Balance
                                                    beginning     costs and      to other                   at end of
                                                    of period      expenses      accounts     Deductions     period
                                                    ---------      --------      --------     ----------     ------
Year ended March 31, 1997
     Allowance for doubtful accounts.............    $1,105            90           ---         (974)          221
     Allowance for returns.......................       585            --           100         (318)          367
                                                     ------            --           ---       ------           ---
                                                     $1,690            90           100       (1,292)          588
                                                     ======            ==           ===       ======           ===
Year ended March 31, 1998
     Allowance for doubtful accounts.............    $  221            44           ---          (42)          223
     Allowance for returns.......................       367            --           190         (163)          394
                                                     ------            --           ---       ------           ---
                                                     $  588            44           190         (205)          617
                                                     ======            ==           ===       ======           ===
Year ended March 31, 1999
     Allowance for doubtful accounts.............    $  223            50           ---         (133)          140
     Allowance for returns.......................       394            --            85          (20)          459
                                                     ------            --           ---       ------           ---
                                                     $  617            50            85         (153)          599
                                                     ======            ==           ===       ======           ===

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, Sonic Solutions certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Novato, State of California, on the 28th day of June, 1999.



                                        Sonic Solutions

                                        By: /s/ Robert J. Doris
                                           ---------------------------
                                            Robert J. Doris, President

                               POWER OF ATTORNEY

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


June 28, 1999                      /s/ Robert J. Doris
                                   ----------------------------
                                   President and Director
                                   Robert J. Doris

June 28, 1999                      /s/ Mary C. Sauer
                                   ----------------------------
                                   Senior Vice President of Business Development
                                   and Director Mary C. Sauer

June 28, 1999                      /s/ Michael C. Child
                                   ----------------------------
                                   Director
                                   Michael C. Child

June 28, 1999                      /s/ Robert M. Greber
                                   ----------------------------
                                   Director
                                   Robert M. Greber

June 28, 1999                      /s/ Peter J. Marguglio
                                   ----------------------------
                                   Director
                                   Peter J. Marguglio

June 28, 1999                      /s/ A. Clay Leighton
                                   ----------------------------
                                   Senior Vice President of Worldwide Operations
                                   and Finance and Chief Financial Officer
                                   (Principal Financial Accounting Officer)
                                   A. Clay Leighton