Form 10-Q
period 1999-06-30
SONIC SOLUTIONS/CA/
filed 1999-08-16
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q
(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999 or


[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from         to
                                                           ------    -------

Commission File Number:  72870



                                SONIC SOLUTIONS
            (Exact name of registrant as specified in its charter)

               California                                  93-0925818
     (State or other jurisdiction of                      (I.R.S.Employer
      incorporation or organization)                       Identification No.)

   101 Rowland Way, Suite 110  Novato, CA                     94945
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:                        (415) 893-8000
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

The number of outstanding shares of the registrant's Common Stock on July 30, 1999, was 9,474,327.

================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

                 For the quarterly period ended June 30, 1999



                               Table of Contents

                                                                                               Page
                                                                                               ----
PART I.             FINANCIAL INFORMATION


ITEM 1.             Condensed Balance Sheets as of March 31, 1999
                    and June 30, 1999....................................................        3

                    Condensed Statements of  Operations for the
                    quarter ended June 30, 1998 and 1999.................................        4

                    Condensed Statements of Cash Flows for the
                    quarter ended June 30, 1998 and 1999.................................        5

                    Notes to Condensed Financial Statements..............................        6

ITEM 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........................        9


PART II.            OTHER INFORMATION

ITEM 6.             Exhibits and Reports on Form -K......................................       14

                    Signatures...........................................................       15

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                                         1999
                                                                                              --------------------------
                                         ASSETS                                               March 31          June 30
                                         ------                                               --------          --------
                                                                                                               (unaudited)
Current Assets:
         Cash and cash equivalents.....................................................       $  2,414          $  1,381
         Accounts receivable, net of allowance for returns and doubtful accounts of $599 and $649 at March 31, 1999 and June 30,
                   1999, respectively..................................................          5,403             5,789
         Inventory.....................................................................            807               798
         Prepaid expenses and other current assets.....................................            287               363
                                                                                              --------          --------
         Total current assets..........................................................          8,991             8,331
Fixed assets, net......................................................................          2,313             2,104
Purchased and internally developed software costs, net.................................          2,385             2,307
Other assets...........................................................................            156               152
                                                                                              --------          --------

         Total assets..................................................................       $ 13,765          $ 12,894
                                                                                              ========          ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
         Accounts payable and accrued liabilities......................................       $  4,359          $  4,658
         Bank note payable.............................................................            500               500
         Deferred revenue and deposits.................................................          1,318             1,350
         Subordinated debt, current portion............................................          1,419             1,449
         Current portion of obligations under capital leases...........................            148               136
                                                                                              --------          --------

         Total current liabilities.....................................................          7,744             8,093
Obligations under capital leases, net of current portion...............................             89                64
                                                                                              --------          --------
         Total liabilities.............................................................          7,833             8,157
                                                                                              --------          --------
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 294,038 and 286,538 shares issued and outstanding at March 31, 1999
     and June 30, 1999, respectively...................................................            956               931
Common stock, no par value, 30,000,000 shares authorized; 9,468,123 and 9,473,338 shares issued and outstanding at March 31, 1999
     and June 30, 1999, respectively...................................................         18,121            18,105
Accumulated deficit....................................................................        (13,145)          (14,299)
                                                                                              --------          --------

         Total shareholders' equity....................................................          5,932             4,737
                                                                                              --------          --------
         Total liabilities and shareholders' equity....................................       $ 13,765          $ 12,894
                                                                                              ========          ========

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                      Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)

                                                                                 Quarter Ended June 30,
                                                                                 ----------------------
                                                                                   1998          1999
                                                                                 -------       -------
Net revenue............................................................          $ 4,235       $ 5,591
Cost of revenue........................................................            2,018         2,672
                                                                                 -------       -------

         Gross profit..................................................            2,217         2,919
                                                                                 -------       -------
Operating expenses:
         Marketing and sales...........................................            1,761         2,151
         Research and development......................................            1,316         1,600
         General and administrative....................................              373           368
                                                                                 -------       -------

         Total operating expenses......................................            3,450         4,119
                                                                                 -------       -------

         Operating loss................................................           (1,233)       (1,200)

Other expense, net.....................................................             (102)          (51)
                                                                                 -------       -------

         Loss before income taxes......................................           (1,335)       (1,251)

Provision (benefit) for income taxes...................................                -           (97)
                                                                                 -------       -------

         Net loss......................................................          $(1,335)      $(1,154)
                                                                                 =======       =======

         Basic and diluted loss per share applicable to common
         shareholders .................................................          $ (0.16)      $ (0.12)
                                                                                 =======       =======

         Weighted average shares used in computing per share amounts...            8,374         9,476
                                                                                 =======       =======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                      Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                                  Quarter Ended June 30,
                                                                                                  -----------------------
                                                                                                    1998            1999
                                                                                                  -------         -------
  Cash flows from operating activities:
  Net loss..........................................................................              $(1,335)        $(1,154)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization................................................                  634             678
       Provision for returns and doubtful accounts, net of write-offs...............                  (28)             50
       Changes in operating assets and liabilities:
          Accounts receivable.......................................................                  143            (436)
          Inventory.................................................................                 (320)              9
          Prepaid expenses and other current assets.................................                  145             (76)
          Other assets..............................................................                  (36)              4
          Accounts payable and accrued liabilities..................................                  580             299
          Deferred revenue and deposits.............................................                    3              32
                                                                                                  -------         -------
           Net cash used in operating activities....................................                 (214)           (594)
                                                                                                  -------         -------

  Cash flows from investing activities:
       Purchase of fixed assets.....................................................                 (158)           (166)
       Additions to purchased and internally developed software.....................                 (181)           (225)
                                                                                                  -------         -------
           Net cash used in investing activities....................................                 (339)           (391)
                                                                                                  -------         -------

  Cash flows from financing activities:
       Proceeds from exercise of common stock options...............................                    4              13
       Borrowings on line of credit.................................................                  210               0
       Repayments on line of credit.................................................                 (210)              0
       Proceeds (costs) associated with equity line financing.......................                  240             (40)
       (Redemption) amortization of warrants........................................                  (28)             30
       Payment of dividends.........................................................                    0             (14)
       Repayments of subordinated debt..............................................                  (60)              0
       Principal payments on capital leases.........................................                  (34)            (37)
                                                                                                  -------         -------
           Net cash provided by (used by) financing activities......................                  122             (48)
                                                                                                  -------         -------

  Net decrease in cash and cash equivalents.........................................                 (431)         (1,033)

  Cash and cash equivalents, beginning of period....................................                2,479           2,414
                                                                                                  -------         -------

  Cash and cash equivalents, end of period..........................................              $ 2,048         $ 1,381
                                                                                                  =======         =======

  Supplemental disclosure of cash flow information:

       Interest paid during period..................................................              $    28         $    27
                                                                                                  -------         -------
       Income taxes paid during period..............................................              $     6         $     2
                                                                                                  -------         -------

         Noncash financing and investing activities:
         Conversion of preferred stock to common stock..............................                    0              25
                                                                                                  -------         -------

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                    Notes to Condensed Financial Statements
                                  (unaudited)


(1)      Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 1999, filed with the Securities and Exchange Commission.

(2)      Basic and diluted loss per share

         SFAS No. 128 "Earnings Per Share" requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share.

         The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the first quarters ended June 30, 1998 and 1999 (in thousands, except per share data):

                                                                                 Quarter ended June 30,
                                                                               1998                  1999
   Net loss ........................................................         $(1,335)              $(1,154)
   Dividends paid to preferred shareholders ........................               -                    14
                                                                             -------               -------
   Net loss applicable to common shareholders ......................         $(1,335)              $(1,168)
                                                                             =======               =======

   Weighted average number of common shares
     outstanding ...................................................           8,374                 9,476
                                                                             =======               =======

   Basic and diluted net loss per share applicable to
     common shareholders............................................         $ (0.16)              $ (0.12)
                                                                             =======               =======

         As of June 30, 1998 and 1999, potentially dilutive shares totaling 1,136,606 and 2,309,257, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(3)      Inventory

         The components of inventory consist of (in thousands):

                                                                              March 31,    June 30,
                                                                              ---------------------
                                                                               1999           1999
                                                                               ----           ----
Raw materials..........................................................        $603           $624
Work-in-process........................................................         187            158
Original equipment manufacturers goods.................................          17             16
                                                                               ----           ----
                                                                               $807           $798
                                                                               ====           ====

(4)      Income Taxes

         We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(5)      Segment Reporting

         In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Informaiton," which was adopted by us in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers.

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

                                                                     June 30,
                                                                     --------
                                                              1998             1999
                                                             ------           ------
North America...........................................     $2,175           $2,889
Export:
         Europe.........................................      1,252            1,400
         Pacific Rim....................................        778            1,134
         Other international............................         30              168
                                                             ------           ------

         Total net revenue                                   $4,235           $5,591
                                                             ======           ======

         We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long-lived assets located in foreigh countries for any of the periods presented.

         Our accounting system does not capture meaningful revenue information by product line. Accordingly, such information has not been disclosed.

(6)      Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative instruments and hedging activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2001. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

         In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions". This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. We adopted SOP 98-9 during our first quarter ended June 30, 1999 and the amendment did not have a material impact on our operating results, financial position, or cash flow.

(7)      Subsequent Event

         On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new agreement, we may draw up to $12,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of the draw, discounted by 10% or 12% depending upon the price of our common stock. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line. Our use of this new line is subject to a number of conditions, including the effectiveness of the Registration Statement. More details concerning the terms and conditions governing this arrangement are available in the Registration Statement. The Registration Statement became effective on August 12, 1999.

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

Results of Operations

         The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 1998 and 1999:

                                                                             Quarter Ended June 30
                                                                           -------------------------
                                                                            1998                1999
                                                                           -----               -----
    Net revenue............................................                100.0%              100.0%
    Cost of revenue........................................                 47.6                47.8
                                                                           -----               -----
    Gross profit...........................................                 52.4                52.2
    Operating expenses:
         Marketing and sales...............................                 41.6                38.5
         Research and development..........................                 31.1                28.6
         General and administrative........................                  8.8                 6.6
                                                                           -----               -----
    Total operating expenses...............................                 81.5                73.7
                                                                           -----               -----
    Operating loss.........................................                (29.1)              (21.5)
    Other expense..........................................                 (2.4)               (0.9)
    Provision (benefit) for income taxes...................                  0.0                (1.7)
                                                                           -----               -----
    Net loss...............................................                (31.5)%             (20.7)%
                                                                           =====               =====

Comparison of First Quarters Ended June 30

         NET REVENUE. Our net revenue increased from $4,235,000 for the first quarter ended June 30, 1998 to $5,591,000 for the first quarter ended June 30, 1999, representing an increase of 32%. The increase in revenue is primarily due to increased sales of DVD Creator systems. In the quarter ending June 1998, we began shipments of our DesktopDVD systems (now included in the DVD Creator product line), but were unable to produce enough systems to fill all the orders we received.

         International sales accounted for 48.6% and 48.3% of our net revenue for the first quarter ended June 30, 1998 and 1999, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales remained relatively consistent for the first quarters ended June 30, 1998 and 1999. International sales have historically represented between 43% and 52% of our quarterly sales, and we expect that they will continue to represent a significant percentage of future revenue.

         COST OF REVENUE. Our cost of revenue, as a percentage of net revenue, was relatively consistent at 47.6% for the first quarter ended June 30, 1998 compared to 47.8% for the first quarter ended June 30, 1999.

         MARKETING AND SALES. Our marketing and sales expenses increased from $1,761,000 for the first quarter ended June 30, 1998 to $2,151,000 for the first quarter ended June 30, 1999. Marketing and sales represented 41.6% and 38.5% of net revenue for the first quarter ended June 30, 1998 and 1999, respectively. Our marketing and sales headcount increased from twenty-eight at June 30, 1998 to thirty-nine at June 30, 1999. Our marketing and sales expenses increased primarily due to increases in salary expenses as a result of the increase in headcount, and increases in advertising and marketing costs related to our DVD Creator product line. Included in our marketing and sales expenses are dealer and employee commission expenses, which as a percentage of net revenue decreased from 5.6% for the first quarter ended June 30, 1998 to 4.8% for the first quarter ended June 30, 1999.

         RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,316,000 for the first quarter ended June 30, 1998 to $1,600,000 for the first quarter ended June 30, 1999. Our research and development expenses represented 31.1% and 28.6% of net revenue for the first quarter ended June 30, 1998 and 1999, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses increased primarily due to increases in consulting and prototype expenses associated with introductions of new products (including our DVDit! product which has not yet been released) in our DVD Creator product line. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions. Headcount for research and development increased from twenty-six at June 30, 1998 to thirty-three at June 30, 1999.

         GENERAL AND ADMINISTRATIVE. Our general and administrative expense decreased slightly from $373,000 for the first quarter ended June 30, 1998 and $368,000 for the first quarter ended June 30, 1999. Our general and administrative expenses represented 8.8% and 6.6% of net revenue for the first quarter ended June 30, 1998 and 1999, respectively. We anticipate that general and administrative expenses will increase in the future as costs increase and our operations expand.

         OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the first quarter ended June 30, 1998 and 1999, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line.

         PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for incomes taxes for the first quarter ended June 30, 1998 and a benefit was recorded for the first quarter ended June 30, 1999. The benefit recorded for the quarter ended June 30, 1999 reflected the refund due us per the conclusion of an Internal Revenue Service audit. During the fiscal year ended March 31, 1996, we exhausted our ability to carryback tax losses.

         LIQUIDITY AND CAPITAL RESOURCES. In December, 1996 we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line provides for up to $1,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on September 15, 1999. We are currently negotiating a new bank credit line with Silicon Valley Bank to continue until mid-2000. We expect our new bank credit line will include terms that are quite similar to our current bank credit line. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate between three-quarters percent and two and one half percent in excess of the prime rate. On June 30, 1999 $500,000 was outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at June 30, 1999.

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

         In December, 1997, we secured a $7,000,000 equity-based line of credit by entering into a stock purchase agreement with Kingsbridge Capital Ltd. ("Kingsbridge"). Under this arrangement, we had the right to draw up to a total of $7,000,000 in cash in exchange for common stock. Pricing of the common stock issued was based on the market price of Sonic Solutions' common stock at the time of a draw subject to a 14% discount and a 4% commission payable in common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. In January, 1998, we filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of shares issued under this credit line. During the fiscal year ended March 31, 1998, we drew $1,450,000 from this credit line for which we issued 606,130 shares of common stock to Kingsbridge and 12,000 shares to Trinity Capital Advisors. During the fiscal year ended March 31, 1999, we drew an additional $2,358,000 from this credit line for which we issued 903,870 shares of common stock. Because of certain limitations on the total number of shares which can be issued under this line of credit, this facility is currently unavailable to us.

         On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we may draw up to $12,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of a draw, discounted by 10% or 12% depending upon the price of our common stock. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line. Our use of this new line is subject to a number of conditions, including the effectiveness of the Registration Statement. More details concerning the terms and conditions governing this arrangement are available in the Registration Statement. The Registration Statement became effective on August 12, 1999.

         Our operating activities have used cash of $214,000 and $594,000 for the first quarter ended June 30, 1998 and 1999, respectively. Cash was used primarily to fund the operating loss and to support the increase in inventory for the first quarter ended June 30, 1998. Cash was used primarily to fund the operating loss and to support the increase in accounts receivables for the first quarter ended June 30, 1999.

         We believe that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the new equity-based line of credit will be sufficient to meet the Company's cash and investment requirements at least through the first quarter of fiscal 2001.

         As of June 30, 1999, the Company had cash and cash equivalents of $1,381,000 and net working capital of $238,000.

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

         We currently have only limited information on Year 2000 compliance of our key suppliers and customers. We have received confirmation from a primary supplier that it is Year 2000 compliant. We are currently surveying our key suppliers and customers for Year 2000 compliance and will be developing our own contingency plan in case of suppliers' failures. We anticipate that these surveys and the development of our contingency plan should be completed by October, 1999. The operations of our key suppliers and customers could be adversely affected by the Year 2000 problem, which could cause significant problems in our business.

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

                          PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No disclosure is required or applicable pursuant to Item 102 of Regulation S-K


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 16th day of August, 1999.



       SONIC SOLUTIONS

            Signature                                             Date
            ---------                                             ----

   /s/ Robert J. Doris                                       August 16, 1999
   ---------------------------
       Robert J. Doris
       President and Director (Principal
       Executive Officer)


   /s/ A. Clay Leighton                                      August 16, 1999
   ----------------------------
       A. Clay Leighton
       Senior Vice President of Worldwide
       Operations and Finance and Chief
       Financial Officer (Principal Financial
       Accounting Officer)