Form 10-Q
period 1999-09-30
SONIC SOLUTIONS/CA/
filed 1999-11-15
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   Form 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to _________________

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

                            Yes   X        No _____
                                -----

The number of outstanding shares of the registrant's Common Stock on November 5, 1999, was 10,657,047.

================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

               For the quarterly period ended September 30, 1999


                               Table of Contents

                                                                         Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Balance Sheets as of March 31, 1999
         and September 30, 1999........................................   3

         Condensed Statements of Operations for the
         three and six months ended September 30, 1998 and 1999........   4

         Condensed Statements of Cash Flows for the
         six months ended September 30, 1998 and 1999..................   5

         Notes to Condensed Financial Statements.......................   6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   9


PART II. OTHER INFORMATION

ITEM 3.  Defaults under Senior Securities..............................  14

ITEM 4.  Submission of Matters to a Vote of Security Holders...........  14

ITEM 6.  Exhibits and Reports on Form 8-K..............................  14

         Signatures....................................................  15

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions

                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                                        1999
                                                                                         ------------------------------
                                ASSETS                                                       March 31     September 30
                                ------                                                   --------------   -------------
                                                                                                           (unaudited)
Current Assets:
   Cash and cash equivalents...........................................................   $  2,414             1,682
   Accounts receivable, net of allowance for returns and doubtful accounts of
     $599 and $649 at March 31, 1999 and September 30, 1999, respectively..............      5,403             6,070
   Inventory...........................................................................        807             1,405
   Prepaid expenses and other current assets...........................................        287               436
                                                                                          --------           -------

   Total current assets................................................................      8,911             9,593
Fixed assets, net......................................................................      2,313             1,971
Purchased and internally developed software costs, net.................................      2,385             2,168
Other assets...........................................................................        156               152
                                                                                          --------           -------

   Total assets........................................................................   $ 13,765            13,884
                                                                                          ========           =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities............................................   $  4,359             4,933
   Bank note payable...................................................................        500               922
   Deferred revenue and deposits.......................................................      1,318             1,310
   Subordinated debt, current portion..................................................      1,419             1,469
   Current portion of obligations under capital leases.................................        148               122
                                                                                          --------           -------

   Total current liabilities...........................................................      7,744             8,756

Obligations under capital leases, net of current portion...............................         89                42
                                                                                          --------           -------
   Total liabilities...................................................................      7,833             8,798
                                                                                          --------           -------
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 294,038 and
     271,538 shares issued and outstanding at March 31, 1999
     and September 30, 1999, respectively..............................................        956               883
Common stock, no par value, 30,000,000 shares authorized; 9,468,123 and 10,335,509 shares issued and outstanding at March 31, 1999
     and September 30, 1999, respectively..............................................     18,121            20,019
Accumulated deficit....................................................................    (13,145)          (15,816)
                                                                                          --------           -------

   Total shareholders' equity..........................................................      5,932             5,086
                                                                                          --------           -------
   Total liabilities and shareholders' equity..........................................   $ 13,765            13,884
                                                                                          ========           =======

            See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Operations
               (in thousands, except share amounts - unaudited)


                                                                       Three Months Ended        Six Months Ended
                                                                      --------------------      ------------------
                                                                         September 30,            September 30,
                                                                         -------------            -------------
                                                                        1998       1999           1998      1999
                                                                      ---------  ---------      --------  --------
Net revenue.........................................................    $5,374      4,811        $9,609    10,402
Cost of revenue.....................................................     2,501      2,037         4,519     4,709
                                                                        ------     ------       -------    ------

    Gross profit....................................................     2,873      2,774         5,090     5,693
                                                                        ------     ------       -------    ------

Operating expenses:
    Marketing and sales.............................................     1,747      2,193         3,508     4,344
    Research and development........................................     1,213      1,691         2,529     3,291
    General and administrative......................................       402        364           775       732
                                                                        ------     ------       -------    ------

    Total operating expenses........................................     3,362      4,248         6,812     8,367
                                                                        ------     ------       -------    ------

    Operating loss..................................................      (489)    (1,474)       (1,722)   (2,674)

Other expense, net..................................................       (68)       (43)         (170)      (94)
                                                                        ------     ------       -------    ------

    Loss before income taxes........................................      (557)    (1,517)       (1,892)   (2,768)

Provision (benefit) for income taxes................................         -          -             -       (97)
                                                                        ------     ------       -------    ------

    Net loss........................................................     ($557)    (1,517)      ($1,892)   (2,671)
                                                                        ======     ======       =======    ======
    Basic and diluted loss per share applicable to common
     shareholders...................................................    ($0.06)     (0.15)       ($0.22)    (0.28)
                                                                        ======     ======       =======    ======

     Weighted average shares used in computing per share amounts....     8,659      9,909         8,516     9,692
                                                                         =====     ======        ======    ======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Cash Flows
                          (in thousands -- unaudited)


                                                                                                    Six Months Ended
                                                                                                    ----------------
                                                                                                      September 30,
                                                                                                      -------------
                                                                                                  1998               1999
                                                                                                  -----              ----
Cash flows from operating activities:
Net loss.............................................................................           ($1,892)           (2,671)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................................................             1,296             1,432
  Provision for returns and doubtful accounts, net of write-offs.....................                22                50
  Changes in operating assets and liabilities:
     Accounts receivable.............................................................            (1,206)             (717)
     Inventory.......................................................................              (195)             (598)
     Prepaid expenses and other current assets.......................................               136              (149)
     Other assets....................................................................               (34)                4
     Amortization of discount on warrants............................................                 -                50
     Accounts payable and accrued liabilities........................................               648               574
     Deferred revenue and deposits...................................................                 6                (8)
                                                                                               --------            ------
     Net cash used in operating activities...........................................            (1,219)           (2,033)
                                                                                               --------            ------
Cash flows from investing activities:
  Purchase of fixed assets...........................................................              (255)             (449)
  Additions to purchased and internally developed software...........................              (332)             (424)
                                                                                               --------            ------
     Net cash used in investing activities...........................................              (587)             (873)
                                                                                               --------            ------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.....................................                 4                28
  Borrowings on line of credit.......................................................               420               422
  Repayments on line of credit.......................................................              (420)                0
  Net proceeds associated with equity line financing.................................               949             1,825
  Payment of dividends...............................................................               (30)              (28)
  Repayments of subordinated debt....................................................              (122)                0
  Principal payments on capital leases...............................................               (67)              (73)
                                                                                               --------            ------
     Net cash provided by financing activities.......................................               734             2,174
                                                                                               --------            ------
Net decrease in cash and cash equivalents............................................            (1,072)             (732)
Cash and cash equivalents, beginning of period.......................................             2,479             2,414
                                                                                               --------            ------
Cash and cash equivalents, end of period.............................................          $  1,407             1,682
                                                                                               ========            ======
Supplemental disclosure of cash flow information:
  Interest paid during period........................................................          $     46                55
                                                                                               --------            ------
  Income taxes paid during period....................................................          $      6                 2
                                                                                               --------            ------
  Noncash financing and investing activities:
    Conversion of preferred stock to common stock....................................                 0                73
                                                                                               --------            ------

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

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the three and six months ended September 30, 1998 and 1999 (in thousands, except per share data):

                                                                 Three Months Ended             Six Months Ended
                                                                 ------------------             ----------------
                                                                    September 30,                September 30,
                                                                    -------------                -------------
                                                                  1998         1999           1998           1999
                                                                  ----         ----           ----           ----
Net loss.................................................         (557)       (1,517)        (1,892)        (2,671)
Dividends paid to preferred shareholders.................           15            14             30             28
                                                                 -----        ------         ------         ------
Net loss applicable to common shareholders...............         (572)       (1,531)        (1,922)        (2,699)
                                                                 =====        ======         ======         ======
Weighted average number of common shares outstanding.....        8,659         9,909          8,516          9,692
                                                                 =====        ======         ======         ======
Basic and diluted net loss per share applicable to
 common shareholders.....................................        (0.06)        (0.15)         (0.22)         (0.28)
                                                                 =====        ======         ======         ======

      For the three and six months ended September 30, 1998 and 1999, potentially dilutive shares totaling 1,130,381 and 1,621,067, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands):

                                                                               March 31,      September 30,
                                                                               ---------      -------------
                                                                                  1999             1999
                                                                                  -----            -----
Finished goods...............................................................     $ 315              758
Work-in-process..............................................................       187              150
Raw materials................................................................       305              497
                                                                                  -----            -----
                                                                                  $ 807            1,405
                                                                                  =====            =====

(4)  Income Taxes

     We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

(5)  Segment Reporting

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by us in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers.

     We operate in the audio and video media market and derive substantially all our revenue from the sales of two workstation products. We organize our operations based on designing, developing, manufacturing, selling and supporting these products. Our chief operating decision maker is the Chief Executive Officer (CEO) and the CEO allocates resources based on financial information, including gross margins and operating losses, reported in a manner consistent with the accompanying financial statements. Sales, gross profit, and operating losses are not allocated or specific to individual products or departments within the organization. Accordingly, we have a single reportable segment. As such, we are required to disclose the following geographic information:

                                                                      Three Months Ended            Six Months Ended
                                                                      ------------------            ----------------
                                                                         September 30,                 September 30,
                                                                         -------------                 -------------
                                                                     1998             1999           1998           1999
                                                                     ----             ----           ----           ----
        North America...................................             $2,612          2,516          4,787          5,404
        Export:
            Europe......................................              1,275          1,296          2,527          2,697
            Pacific Rim.................................              1,470            979          2,248          2,113
            Other international.........................                 17             20             47            188
                                                                     ------          -----          -----         ------
                Total net revenue.......................             $5,374          4,811          9,609         10,402
                                                                     ======          =====          =====         ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long-lived assets located in foreign countries for any of the periods presented.

     Our accounting system does not capture meaningful revenue information by product line. Accordingly, such information has not been disclosed.


(6)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative instruments and hedging activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions". This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. We adopted SOP 98-9 during our first quarter ended June 30, 1999 and the amendment did not have a material impact on our operating results, financial position, or cash flow for the three and six months ended September 30, 1999.


(7)  Subsequent Event

     In October, 1999, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 250,000 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest is payable in monthly installments beginning on November 1, 1999 and continuing through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise
price of $2.50.   These warrants expire on April 30, 2006.  The incremental
conversion feature and the warrants will be recorded at their fair value. We also changed the conversion rate of our Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into
1.625 shares of Common Stock. We will be filing a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance.

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

     We capitalize our software development costs in accordance with Statement of Financial Accounting Standard No. 86. Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years.

     In September, 1999, we began shipments of two new products, both are included in our DVD product line. The two new products are DVDit! and DVD Fusion. DVDit! is a simplified DVD-Video authoring application which provides simplified DVD authoring capabilities to consumer, "prosumer", and some professional users. DVD Fusion, which is part of our DVD Creator professional DVD-Video product line, provides video producers and editors a comprehensive set of tools for encoding, authoring and proofing DVD-Video titles derived from projects created on non-linear video editing systems such as those provided by Avid Technology and Media 100.

Results of Operations

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 1998 and 1999:

                                               Three Months Ended                Six Months Ended
                                              --------------------              ----------------
                                                   September 30,                  September 30,
                                                   -------------                  -------------
                                               1998           1999            1998            1999
                                               ----           ----            ----            ----
 Net revenue................................   100.0%         100.0           100.0%          100.0
 Cost of revenue............................    46.5           42.3            47.0            45.3
                                               -----          -----           -----           -----
 Gross profit...............................    53.5           57.7            53.0            54.7
 Operating expenses:
   Marketing and sales......................    32.5           45.6            36.5            41.8
   Research and development.................    22.6           35.1            26.3            31.6
   General and administrative...............     7.5            7.6             8.1             7.0
                                               -----          -----           -----           -----
 Total operating expenses...................    62.6           88.3            70.9            80.4
                                               -----          -----           -----           -----
 Operating loss.............................    (9.1)         (30.6)          (17.9)          (25.7)
 Other expense..............................    (1.3)          (0.9)           (1.8)           (0.9)
 Provision (benefit) for income taxes.......     0.0            0.0             0.0            (0.9)
                                               -----          -----           -----            ----
  Net loss..................................   (10.4)%        (31.5)          (19.7)%         (25.7)
                                               =====          =====           =====           =====


Comparison of three and six months ended September 30

     NET REVENUE. Our net revenue decreased from $5,374,000 for the quarter ended September 30, 1998 to $4,811,000 for the quarter ended September 30, 1999, representing a decrease of 11%. For the six months ended September 30, 1999, net revenue increased from $9,609,000 to $10,402,000 compared to the same period in the prior fiscal year, representing an increase of 8%. The decrease in net revenue for the three months ended September 30, 1999 is primarily due to the decrease in sales of our Audio products which was partially offset by sales of our DVD systems, including the two new products--DVDit! and DVD Fusion--introduced during the quarter. The three months ended September 30, 1998 included shipments of Desktop DVD (now merged into our DVD Creator product line) which were backordered from the June, 1998 quarter. The increase in net revenue for the six months ended September 30, 1999 is primarily due to increased sales of our DVD systems.

     International sales accounted for 51.4% and 47.7% of our net revenue for the quarters ended September 30, 1998 and 1999, respectively. International sales accounted for 50.2% and 48.0% of net revenue for the six months ended September 30, 1998, and 1999, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented between 43% and 52% of our quarterly sales, and we expect that they will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Our cost of revenue, as a percentage of net revenue, decreased from 46.5% for the quarter ended September 30, 1998 to 42.3% for the quarter ended September 30, 1999, primarily due to the sales product mix and the higher margins realized on DVD sales. Cost of revenue, as a percentage of net revenue, decreased from 47.0% for the six months ended September 30, 1998 to 45.3% for the six months ended September 30, 1999. Cost of revenue for the six months ended September 30, 1998 included software amortization charges, expedite and other charges associated with the first build of Desktop DVD systems (now included in the DVD Creator product line) which were incurred during the first quarter of fiscal 1999.

     MARKETING AND SALES. Our marketing and sales expenses increased from $1,747,000 for the quarter ended September 30, 1998 to $2,193,000 for the quarter ended September 30, 1999 and increased from $3,508,000 for the six months ended September 30, 1998 to $4,344,000 for the six months ended
September 30, 1999. Marketing and sales represented 32.5%, 45.6%, 36.5% and 41.8% of net revenue for the quarters ended September 30, 1998 and 1999 and the six months ended September 30, 1998 and 1999, respectively. Our marketing and sales headcount increased from twenty-nine at September 30, 1998 to thirty-nine at September 30, 1999. Our marketing and sales expenses increased primarily due to increases in salary expenses as a result of the increase in headcount, and increases in advertising and marketing costs related to our DVD Creator product line. Included in our marketing and sales expenses are dealer and employee commission expenses, which as a percentage of net revenue increased from 3.8% for the quarter ended September 30, 1998 to 5.3% for the quarter ended September 30, 1999.

  RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,213,000 for the quarter ended September 30, 1998 to $1,691,000 for the quarter ended September 30, 1999 and increased from $2,529,000 for the six months ended September 30, 1998 to $3,291,000 for the six months ended September 30, 1999. Our research and development expenses represented 22.6%, 35.1%, 26.3% and 31.6% for the quarter and six months ended September 30, 1998 and 1999, respectively. We capitalize our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products.) Our research and development expenses increased primarily due to increases in salary expenses as a result of the increase in headcount. Headcount increased from twenty-five at September 30, 1998 to thirty-six at September 30, 1999. Our research and development expenses also increased due to consulting and prototype expenses associated with introductions of new products, including our DVDit! and DVD Fusion products which were released during the quarter ended September 30, 1999. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions.

  GENERAL AND ADMINISTRATIVE. Our general and administrative expense decreased from $402,000 for the quarter ended September 30, 1998 to $364,000 for the quarter ended September 30, 1999 and from $775,000 for the six months ended September 30, 1998 to $732,000 for the six months ended September 30, 1999.
Our general and administrative expenses represented 7.5%, 7.6%, 8.1% and 7.0% of net revenue for the quarter ended September 30, 1998 and 1999 and the six months ended September 30, 1998 and 1999, respectively. We anticipate that general and administrative expenses will increase in the future as costs increase and our operations expand.

  OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the quarter and six months ended September 30, 1998 and 1999, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for income taxes for the quarter ended September 30, 1998 and 1999, respectively. For the six months ended September 30, 1999 a benefit was recorded (during the quarter ended June 30, 1999) to reflect the refund due us per the conclusion of an Internal Revenue Service audit. During the fiscal year ended March 31, 1996, we exhausted our ability to carryback tax losses.

  LIQUIDITY AND CAPITAL RESOURCES.   In December, 1996 we entered into a Loan
and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line (renewed in September, 1999) provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On September 30, 1999 $922,000 was outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at September 30, 1999.

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

     In March, 1998, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of convertible preferred stock and $1,500,000 of debt. The interest rate on such restructured debt was 7.25% payable monthly and the note was due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the 461,538 shares of our common stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued in connection with the original arrangement reached in December 1996 was changed to $3.25. We accounted for this transaction by revaluing the new warrant, using comparable assumptions as the original warrant grant and the resultant value of $90,000 is being amortized to interest expense over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and warrant holder received 29,691 shares of common stock. During the 1999 fiscal year 167,500 shares of the Preferred Stock were converted into common stock.

     In October, 1999, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 250,000 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest is payable in monthly installments beginning on November 1, 1999 and continuing through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise
price of $2.50.   These warrants expire on April 30, 2006.  The incremental
conversion feature and the warrants will be recorded at their fair value. We also changed the conversion rate of our Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into
1.625 shares of Common Stock. We will be filing a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance.

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

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we may draw up to $12,000,000 in cash in exchange for common stock; provided, however, that in any event we can not sell more than a total of 1,800,000 shares to Kingsbridge under this arrangement, unless we obtain shareholder approval. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of a draw, discounted by 10% or 12% depending upon the price of our common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on August 12, 1999 the Statement became effective. During the quarter ended September 30, 1999, we drew $2,000,000 from this new credit line for which we issued 833,705 shares of common stock.

     Our operating activities have used cash of $1,219,000 and $2,033,000 for the six months ended September 30, 1998 and 1999, respectively. Cash was used primarily to fund the operating loss and to support the increase in accounts receivables for the six months ended September 30, 1998. Cash was used primarily to fund the operating loss, to support the increase in accounts receivables, and to support the increase in inventoty, for the six months ended September 30, 1999.

     We believe that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the new equity-based line of credit will be sufficient to meet the Company's cash and investment requirements at least through the middle of fiscal 2001.

     As of September 30, 1999, the Company had cash and cash equivalents of $1,682,000 and net working capital of $837,000.

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

     We have ensured that our internal software and embedded technology are already Year 2000 compliant. Thus, we do not expect this issue to have a material effect on our operations. We also believe that all current versions of our products are Year 2000 compliant.

     We currently have only limited information on Year 2000 compliance of our key suppliers and customers. We have received confirmation from a primary supplier that it is Year 2000 compliant. We are currently surveying our key suppliers and customers for Year 2000 compliance and will be developing our own contingency plan in case of suppliers' failures. We anticipate that these surveys and the development of our contingency plan should be completed by late November, 1999. The operations of our key suppliers and customers could be adversely affected by the Year 2000 problem, which could cause significant problems in our business.

     A survey of our leased properties and facilities, including vendors providing power, local and long distance telecommunications, water, heating and cooling, and various services to determine the status of embedded technology equipment that could affect our operations, is currently being conducted. Temporary disruption of our manufacturing, customer service, sales and marketing, research and development and administrative functions may occur as a result of vendors' non-compliance affecting the delivery of power, telecommunications, water and heating and cooling services.

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

                           PART II - OTHER INFORMATION



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  No disclosure is required or applicable pursuant to Item 102 of Regulation S-K


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on September 7, 1999, at the Company's headquarters, the Company shareholders voted to approve Robert J. Doris, Robert M. Greber, Peter J. Marguglio and Mary C. Sauer to continue to serve as directors for the ensuing year until their successors are elected. The vote for the nominated directors was as follows: out of a total of 9,473,338 shares eligible to vote at the meeting: 8,393,932 voted in favor and 89,483 withheld for the approval of Robert J. Doris; 8,393,932 voted in favor and 89,483 withheld for the approval of Robert M. Greber; 8,385,532 voted in favor and 97,883 withheld for the approval of Peter J. Marguglio, and; 8,393,797 voted in favor and 89,483 withheld for the approval of Mary C. Sauer.

  The second proposal, to amend the Company's Bylaws to provide for a Board of not less than four nor more than seven directors, did not pass shareholder approval. Out of a total of 9,473,338 shares eligible to vote at the meeting:
4,343,129 voted in favor, 83,618 voted against, and 292,557 abstained and 3,764,923 were broker "non-votes". As a result of this proposal not receiving approval, the Company currently has a vacant seat on the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          27.1  Financial Data Schedule

      (b) Reports on Form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 12th day of November, 1999.



   SONIC SOLUTIONS

         Signature                               Date
         ---------                               -----

/s/ Robert J. Doris                         November 12, 1999
------------------------------
    Robert J. Doris
    President and Director
    (Principal Executive Officer)

/s/ A. Clay Leighton                        November 12, 1999
------------------------------
    A. Clay Leighton
    Senior Vice President of Worldwide
    Operations and Finance and Chief
    Financial Officer (Principal Financial
    Accounting Officer)