Form 10-Q
period 1999-12-31
SONIC SOLUTIONS/CA/
filed 2000-02-15
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q
(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 1999 or


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from __________ to ___________

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

                            Yes   x             No ___
                                -----


The number of outstanding shares of the registrant's Common Stock on February 11, 2000, was 11,259,720.

                                SONIC SOLUTIONS

                                   FORM 10-Q

                For the quarterly period ended December 31, 1999



                               Table of Contents

                                                                       Page

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Balance Sheets as of March 31, 1999
           and December 31, 1999....................................     3

           Condensed Statements of  Operations for the
           three and nine months ended December 31, 1998 and 1999....    4

           Condensed Statements of Cash Flows for the
           nine months ended December 31, 1998 and 1999..............    5

           Notes to Condensed Financial Statements...................    6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............    9


PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.......................   14

              Signatures.............................................   15

                          PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS
                                Sonic Solutions
                            Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                                    1999
                                                                                          ------------------------
ASSETS                                                                                    March 31    December 31
------                                                                                    ---------   ------------
                                                                                                      (unaudited)
Current Assets:
   Cash and cash equivalents...........................................................   $  2,414          2,018
   Accounts receivable, net of allowance for returns and doubtful accounts of $599 and $1,249 at March 31, 1999 and December 31,
     1999, respectively................................................................      5,403          5,280
   Inventory...........................................................................        807          1,218
   Prepaid expenses and other current assets...........................................        287            533
                                                                                          --------        -------

   Total current assets................................................................      8,911          9,049
Fixed assets, net......................................................................      2,313          1,693
Purchased and internally developed software costs, net.................................      2,385          2,005
Other assets...........................................................................        156            185
                                                                                          --------        -------

   Total assets........................................................................   $ 13,765         12,932
                                                                                          ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities............................................   $  4,359          4,615
   Bank note payable...................................................................        500            922
   Deferred revenue and deposits.......................................................      1,318          1,330
   Subordinated debt, current portion..................................................      1,419            526
   Current portion of obligations under capital leases.................................        148             99
                                                                                          --------        -------

   Total current liabilities...........................................................      7,744          7,492
Subordinated debt, net of current portion..............................................          -            175
Obligations under capital leases, net of current portion...............................         89             27
                                                                                          --------        -------
   Total liabilities...................................................................      7,833          7,694
                                                                                          --------        -------
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 294,038 and 155,544 shares issued and outstanding at March 31, 1999
     and December 31, 1999, respectively...............................................        956            506
Common stock, no par value, 30,000,000 shares authorized; 9,468,123 and 11,259,720 shares issued and outstanding at March 31, 1999
     and December 31, 1999, respectively...............................................     18,121         22,481
Accumulated deficit....................................................................    (13,145)       (17,749)
                                                                                          --------        -------

   Total shareholders' equity..........................................................      5,932          5,238
                                                                                          --------        -------
   Total liabilities and shareholders' equity..........................................   $ 13,765         12,932
                                                                                          ========        =======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Operations
               (in thousands, except share amounts - unaudited)


                                                                        Three Months Ended     Nine Months Ended
                                                                       --------------------   -------------------
                                                                           December 31,          December 31,
                                                                       --------------------   -------------------
                                                                         1998        1999       1998       1999
                                                                       ---------   --------   ---------   -------
Net revenue.........................................................    $ 5,795      5,156     $15,404    15,558
Cost of revenue.....................................................      2,277      2,160       6,796     6,869
                                                                        -------    -------     -------   -------

    Gross profit....................................................      3,518      2,996       8,608     8,689
                                                                        -------    -------     -------   -------

Operating expenses:
    Marketing and sales.............................................      1,837      2,335       5,345     6,679
    Research and development........................................      1,269      1,458       3,798     4,749
    General and administrative......................................        376      1,030       1,151     1,762
                                                                        -------    -------     -------   -------

    Total operating expenses........................................      3,482      4,823      10,294    13,190
                                                                        -------    -------     -------   -------

    Operating income (loss).........................................         36     (1,827)     (1,686)   (4,701)

Other expense, net..................................................        (79)      (106)       (249)     (200)
                                                                        -------    -------     -------   -------

    Loss before income taxes........................................        (43)    (1,933)     (1,935)   (4,701)

Provision (benefit) for income taxes................................          -          -           -       (97)
                                                                        -------    -------     -------   -------

    Net loss........................................................        (43)    (1,933)     (1,935)   (4,604)
                                                                        =======    =======     =======   =======
    Basic and diluted loss per share applicable to
    common shareholders..............................................    ($0.01)     (0.19)     ($0.23)    (0.47)
                                                                        =======    =======     =======   =======
    Weighted average shares used in computing per
    share amounts....................................................     9,127     10,799       8,720    10,061
                                                                        =======    =======     =======   =======

          See accompanying notes to condensed financial statements.

                                Sonic Solutions
                       Condensed Statements of Cash Flows
                          (in thousands -- unaudited)


                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                              1998          1999
                                                                                             ------         ------
Cash flows from operating activities:
Net loss.............................................................................        ($1,935)       (4,604)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization......................................................          1,940         2,224
  Provision for returns and doubtful accounts, net of write-offs.....................            (50)          650
  Changes in operating assets and liabilities:
     Accounts receivable.............................................................         (1,194)         (527)
     Inventory.......................................................................           (328)         (411)
     Prepaid expenses and other current assets.......................................            218          (246)
     Other assets....................................................................            (31)          (29)
     Accounts payable and accrued liabilities........................................            778           256
     Deferred revenue and deposits...................................................            234            12
                                                                                              ------         ------
     Net cash used in operating activities...........................................           (368)       (2,675)
                                                                                                -------      ------
Cash flows from investing activities:
  Purchase of fixed assets...........................................................           (485)         (606)
  Additions to purchased and internally developed software...........................           (523)         (618)
                                                                                                -------       -----
     Net cash used in investing activities...........................................          1,008)       (1,224)
                                                                                                -------     -------
Cash flows from financing activities:
  Proceeds from exercise of common stock options.....................................             35            33
  Borrowings on line of credit.......................................................            420           422
  Repayments on line of credit.......................................................           (420)            -
  Proceeds associated with equity line financing.....................................          2,358         3,180
  Redemption of warrants.............................................................            (83)            0
  Payment of dividends...............................................................            (45)          (41)
  Repayments of subordinated debt....................................................           (185)          (20)
  Principal payments on capital leases...............................................           (102)         (111)
                                                                                               -------      ------
     Net cash provided by financing activities.......................................          1,978         3,503
                                                                                               -------      ------
Net increase (decrease) in cash and cash equivalents.................................            602          (396)
Cash and cash equivalents, beginning of period.......................................          2,479         2,414
                                                                                              -------        ------
Cash and cash equivalents, end of period.............................................         $3,081         2,018
                                                                                              =======        ======
Supplemental disclosure of cash flow information:
  Interest paid during period........................................................         $   56            93
                                                                                              -------        ------
  Income taxes paid during period....................................................          $   9
                                                                                              -------        ------
         Noncash financing and investing activities:
  Conversion of preferred stock to common stock......................................            408           950

                                                                                              -------        ------
         Issuance of preferred stock for subordinated debt...........................              -           500
         Issuance of warrants for subordinated debt                                                -           235

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

  The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the three and nine months ended December 31, 1998 and 1999 (in thousands, except per share data):

                                                                 Three Months Ended               Nine Months Ended
                                                            -----------------------------   -----------------------------
                                                                    December 31,                    December 31,
                                                            -----------------------------   -----------------------------
                                                                1998            1999            1998            1999
                                                            -------------   -------------   -------------   -------------

Net loss.................................................      ($43)           (1,933)        ($1,935)         (4,604)
Beneficial conversion feature given to preferred
 shareholders............................................         0               110               0             110
Dividends paid to preferred shareholders.................        15                13              45              41
                                                               ------          -------        --------         -------

Net loss applicable to common shareholders...............       (58)           (2,056)         (1,980)         (4,755)
                                                               ======          =======         =======          ======


Weighted average number of common shares outstanding.....     9,127            10,799           8,720          10,061
                                                              ======           ======           =====         =======


Basic and diluted net loss per share applicable to
 common shareholders.....................................    ($0.01)            (0.19)         ($0.23)          (0.47)
                                                             =======            ======         =======         =======


      As of December 31, 1998 and 1999, potentially dilutive shares totaling 935,775 and 1,311,514, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands):
                                                  March 31,     December 31,
                                                  ---------     ------------
                                                   1999            1999
                                                   -----           -----
Finished goods.................................    $ 315            394
Work-in-process................................      187            122
Raw materials..................................      305            702
                                                   -----          -----
                                                   $ 807          1,218
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

(5)  Debt Restructuring

     In October, 1999, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest is payable in monthly installments beginning on November 1, 1999 and continuing through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. The incremental conversion feature and the warrants were recorded at their relative fair values. We also changed the conversion rate of our Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, dividend yield rate of 6% (for the preferred stock), risk free interest rate of 6% and expected life equal to the contractual terms. The fair value of the preferred stock was valued using the intrinsic value of the beneficial conversion feature. In accordance with EITF 98-S the relative fair value of the warrants and the beneficial conversion feature have been charged to common stock. We have filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance. During the nine months ended December 31, 1999, 292,340 shares of the Preferred Stock were converted into common stock.

(6)  Segment Reporting

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

                                                           Three Months Ended             Nine Months Ended
                                                           ------------------             -----------------
                                                              December 31,                   December 31,
                                                              ------------                   ------------
                                                          1998            1999           1998           1999
                                                      -------------   ------------   ------------   -------------

        North America...................               $3,276             2,850        $ 8,062           8,254
        Export:
            Europe.....................                 1,396             1,491          3,923           4,188
            Pacific Rim................                   963               803          3,212           2,916
            Other international........                   160                12            207             200
                                                       ------             -----        -------          ------

                                                       $5,795             5,156        $15,404          15,558
                       Total net revenue               ======             =====        =======          ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long-lived assets located in foreign countries for any of the periods presented.

     Our accounting system does not capture meaningful revenue information by product line. Accordingly, such information has not been disclosed.


(7)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative instruments and hedging activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2 Software Revenue Recognition with Respect to Certain Transactions". This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. We adopted SOP 98-9 during our first quarter ended June 30, 1999 and the amendment did not have a material impact on our operating results, financial position, or cash flow for the three and nine months ended December 31, 1999.

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

     In September, 1999, we began shipments of two new products; both are included in our DVD product line. The two new products are DVDit! and DVD Fusion. DVDit! is a simplified DVD-Video authoring application which provides DVD authoring capabilities to consumer, "prosumer," and some professional users. DVD Fusion, which is part of our DVD Creator professional DVD-Video product line, provides video producers and editors a comprehensive set of tools for encoding, authoring and proofing DVD-Video titles derived from projects created on non-linear video editing systems such as those provided by Avid Technology and Media 100.

Because DVDit! is aimed at a broader market than our traditional professional products we are building a distribution capability for it. There are three elements to this effort.

         . We are adding dealers and distributors for DVDit!, some of which already carry some of our professional products, but many of which do not. In the near term we are targeting dealers and distributors specializing in digital video applications. In the longer term we plan to target dealers and distributors who participate in the broader personal computer marketplace.

        . We are entering into "bundling" arrangements with various other companies in which copies of DVDit! are included or "bundled" with shipments of those companies' products. These companies (we refer to them as "OEM Partners") are motivated to include our software as a value added offering for their customers. We are motivated to enter into bundling arrangements because it generates revenue for us as well as creates a large installed base of customers to whom we can sell upgraded or enhanced versions of our products. To facilitate such bundling arrangement we have designed different limited-feature versions of DVDit!. Currently we are shipping two such versions - DVDit!-LE ("Limited Edition") and DVDit!-SE ("Standard Edition") - and have announced the future availability of another version - DVDit!-PE ("Professional Edition").

        . We have initiated a web-based retail store for our DVDit! products. Our web store is intended both to meet retail demand for our DVDit! products as well as to service upgrade orders for our products, in particular, the upgrade orders which derive from our bundle shipments by our OEM Partners.

     Building distribution for DVDit! will be a time-consuming and expensive process. Since this is a new kind of product for us, there is significant risk that our efforts, or at least some of them, will not be successful.

Results of Operations

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and nine months ended December 31, 1998 and 1999:


                                 Three Months Ended                          Nine Months Ended
                                 ------------------                          -----------------
                                     December 31,                              December 31,
                                     ------------                              ------------
                               1998                 1999                 1998                 1999
                               ------               ------               -------              -------
 Net revenue.....               100.0%               100.0%               100.0%               100.0%
 Cost of revenue.                39.3                 41.9                 44.1                 44.2
                                -----                -----               ------                -----
 Gross profit....                60.7                 58.1                 55.9                 55.8
 Operating
  expenses:
   Marketing and                 31.7                 45.3                 34.7                 42.9
   sales.........
   Research and                  21.9                 28.3                 24.7                 30.5
   development...
   General and                    6.4                 20.0                  7.5                 11.4
   administrative               -----                -----               ------                -----
 Total operating                 60.0                 93.6                 66.9                 84.8
  expenses.......               -----                -----               ------                -----
 Operating                        0.7                (35.5)               (11.0)               (29.0)
  income (loss)..
 Other expense...                (1.4)                (2.0)                (1.6)                (1.3)
 Provision                          -                    -                    -                 (0.6)
  (benefit) for                 -----                -----               ------                -----
  income taxes...
 Net loss........               (0.7)%               (37.5)%             (12.6)%               (29.7)%
                                =====                =====               ======                =====



Comparison of three and nine months ended December 31

  NET REVENUE. Our net revenue decreased from $5,795,000 for the quarter ended December 31, 1998 to $5,156,000 for the quarter ended December 31, 1999, representing a decrease of 11%. For the nine months ended December 31, 1999, net revenue increased from $15,404,000 to $15,558,000 compared to the same period in the prior fiscal year. The decrease in net revenue for the three months ended December 31, 1999 is primarily due to the decrease in sales of our audio products which was partially offset by sales of our DVD systems, including our two newer products -- DVDit! and DVD Fusion. The increase in net revenue for the nine months ended December 31, 1999 is primarily due to increased sales of our DVD systems (including DVDit! and DVD Fusion).

  International sales accounted for 43.5% and 44.7% of our net revenue for the quarters ended December 31, 1998 and 1999, respectively. International sales accounted for 47.7% and 46.9% of net revenue for the nine months ended December 31, 1998, and 1999, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented between 43% and 52% of our quarterly sales, and we expect that they will continue to represent a significant percentage of future revenue.

  COST OF REVENUE. Our cost of revenue, as a percentage of net revenue, increased from 39.3% for the quarter ended December 31, 1998 to 41.9% for the quarter ended December 31, 1999. For the nine months ended December 31, 1999, our cost of revenue, as a percentage of net revenue, was approximately constant at 44.1% when compared to 44.2% in the same period in the prior fiscal year. Cost of revenue can vary based upon the mix of products sold during the quarter.

     MARKETING AND SALES. Our marketing and sales expenses increased from $1,837,000 for the quarter ended December 31, 1998 to $2,335,000 for the quarter ended December 31, 1999 and increased from $5,345,000 for the nine months ended December 31, 1998 to $6,679,000 for the nine months ended December 31, 1999. Marketing and sales represented 31.7%, 45.3%, 34.7% and 42.9% of net revenue for the quarters ended December 31, 1998 and 1999 and the nine months ended December 31, 1998 and 1999, respectively. Our marketing and sales headcount increased from thirty-six at December 31, 1998 to thirty-nine at December 31, 1999. Our marketing and sales expenses increased primarily due to increases in salary expenses as a result of the increase in headcount, and increases in advertising and marketing costs related to our DVD product lines. Included in our marketing and sales expenses are dealer and employee commission expenses, which as a percentage of net revenue decreased from 5.5% for the quarter ended December 31, 1998 to 4.4% for the quarter ended December 31, 1999.

  RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,269,000 for the quarter ended December 31, 1998 to $1,458,000 for the quarter ended December 31, 1999 and increased from $3,798,000 for the nine months ended December 31, 1998 to $4,749,000 for the nine months ended December 31, 1999. Our research and development expenses represented 21.9%, 28.3%, 24.7% and 30.5% for the quarter and nine months ended December 31, 1998 and 1999, respectively. We capitalize our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life
of the products.)   Our research and development expenses increased primarily
due to increases in salary expenses as a result of the increase in headcount. Headcount increased from twenty-nine at December 31, 1998 to thirty-three at
December 31, 1999.   Our research and development expenses also increased due to consulting expenses associated with introductions of new products, including our DVDit! product. Consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions.

  GENERAL AND ADMINISTRATIVE. Our general and administrative expense increased from $376,000 for the quarter ended December 31, 1998 to $1,030,000 for the quarter ended December 31, 1999 and from $1,151,000 for the nine months ended December 31, 1998 to $1,762,000 for the nine months ended December 31, 1999. Our general and administrative expenses represented 6.4%, 20.0%, 7.5% and 11.4% of net revenue for the quarter ended December 31, 1998 and 1999 and the nine months ended December 31, 1998 and 1999, respectively. Included in general and administrative expense for the quarter ended December 31, 1999 is a charge to bad debt expense of $600,000 which represents an additional reserve for sales to audio professionals and distributors who are experiencing liquidity difficulties due to a decline in their business. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and our operations expand.

  OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the quarter and nine months ended December 31, 1999 and 1998, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for income taxes for the quarter ended December 31, 1998 and 1999, respectively. For the nine months ended December 31, 1999 a benefit was recorded (during the quarter ended June 30, 1999) to reflect the refund due us following the conclusion of an Internal Revenue Service audit. During the fiscal year ended March 31, 1996, we exhausted our ability to carryback tax losses.

  LIQUIDITY AND CAPITAL RESOURCES.   In December, 1996 we entered into a Loan
and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line (renewed in September, 1999) provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On December 31, 1999 $922,000 was outstanding under this agreement. The Company was in compliance with its debt covenants under this agreement at December 31, 1999.

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

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we may draw up to $12,000,000 in cash in exchange for common stock; provided, however, that in any event we can not sell more than a total of 1,800,000 shares to Kingsbridge under this arrangement, unless we obtain shareholder approval. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of a draw, discounted by 10% or 12% depending upon the price of our common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on August 12, 1999 the Statement became effective. During the quarter ended December 31, 1999, we drew $1,500,000 from this new credit line for which we issued 482,962 shares of common stock.

     Our operating activities have used cash of $368,000 and $2,675,000 for the nine months ended December 31, 1998 and 1999, respectively. Cash was used primarily to fund the operating loss and to support the increase in accounts receivables for the nine months ended December 31, 1998. Cash was used primarily to fund the operating loss, to support the increase in accounts receivables, and to support the increase in inventory, for the nine months ended December 31, 1999.

     We believe that existing cash, cash equivalents and short term investments, cash generated from operations, and cash available from the new equity-based line of credit will be sufficient to meet the Company's cash and investment requirements at least through the middle of fiscal 2001.

     As of December 31, 1999, the Company had cash and cash equivalents of $2,018,000 and net working capital of $1,557,000.

     IMPACT OF YEAR 2000 ISSUE. We have not experienced any major system failures or disruptions of operations as a result of the Year 2000 issue. In addition, we did not incur significant incremental costs to become Year 2000 compliant.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 14th day of February, 2000.



   SONIC SOLUTIONS

Signature                                                         Date
--------                                                          -----
/s/ Robert J. Doris                                        February 14, 2000
-------------------
Robert J. Doris
President and Director (Principal
Executive Officer)

/s/ A. Clay Leighton                                       February 14, 2000
--------------------
A. Clay Leighton
Senior Vice President of Worldwide
Operations and Finance and Chief
Financial Officer (Principal Financial
Accounting Officer)