Form 10-K
period 2000-03-31
SONIC SOLUTIONS/CA/
filed 2000-06-28
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended March 31, 2000 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ____________________ to ____________________
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

                         Yes   X             No _____
                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 2000, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $ 40,982,589./1/

     The number of outstanding shares of the registrant's Common Stock on May 31, 2000 was 12,114,672.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to July 20, 2000 and to be used in connection with the Annual Meeting of Shareholders expected to be held on or about September 5, 2000 are incorporated by reference in Part III of this Form 10-K.

______________________
/1/ Excludes 1,947,812 shares held by directors, officers and ten percent or greater shareholders on May 31, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

Item 1. BUSINESS

     Overview

     We develop software and workstations used to edit and process digital audio and digital video.

     We market workstations to professional customers. Our workstation products are computer based, and usually include both plug-in hardware and application software installed on a personal computer. Our customers use various kinds of peripheral devices -- for example, disk drives, streaming tape drives, and audio and video tape recorders -- along with our products. Although we do not manufacture or sell the personal computers or peripheral devices used with our products, we typically refer to the complete configuration of personal computer, Sonic hardware, Sonic software, and peripherals as a Sonic workstation.

     We currently market two workstation product lines: SonicStudio(TM) and DVD Creator. SonicStudio is a line of professional audio workstations that our customers use to prepare audio for release on Digital Audio Compact Discs (CD's), for release with video and film entertainment, and for broadcast on radio. DVD Creator is a line of DVD-Video/Audio production workstations which supports the preparation and assembly of video and audio assets for release on the new DVD-Video disc format and the upcoming DVD-Audio disc format. In September, 1999, we began shipments of DVD Fusion(TM). DVD Fusion, which is a part of our DVD Creator product line provides video producers and editors a comprehensive set of tools for encoding, authoring and proofing DVD-Video titles derived from projects created on non-linear video editing systems such as those provided by Avid Technology and Media 100.

     In the past year, we have started supplying software products outside of our traditional professional audio/video market. In September 1999 we began shipments of DVDit! DVDit! is a DVD-Video authoring software product which provides simplified DVD authoring capabilities to consumer, "prosumer," and certain professional users. We currently are offering two versions of DVDit! -- DVDit!-SE ("Standard Edition") and DVDit!-LE ("Limited Edition"). We have also announced the upcoming availability of DVDit!-PE ("Professional Edition").

     Professional Video and Audio Industry

          Customers

     Our professional customers are mainly facilities that process and prepare audio, video and film programming. Most of this programming is for entertainment, though a significant portion of it is also used for educational and business communications purposes.

     Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers. Some of our customers are in-house facilities that are owned by particular content holders or publishers.

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

     Most of the time we market our products as Sonic Solutions products, and not as part of another company's products. From time to time we have concluded agreements with other companies in which they incorporate some product of ours into their product line (this is commonly referred to as an "OEM" arrangement). At the present time there is one such relationship which accounts for a significant portion of our professional audio revenues. Please see further discussion about this below under "OEM Customers; Sales Concentration."

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

     Of course, digital technologies have presented some drawbacks to adoption over the past 20 years. A few of these are:

          . Enormous Bandwidth -- Representing audio and video in high resolution consumes a large amount of storage space and computer processing power. Computers were historically first applied to text and arithmetic processing applications which require relatively limited digital storage and processing power. For example, a 300 page book-length work can easily be represented in three megaBytes of storage. A single CD-A requires some 600 megaBytes to store a little more than one hour of stereo music.

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

          . Analog Release Formats -- In many ways release formats have been the slowest areas to shift to digital. Even today almost all video programs reaching consumers arrive via analog formats (VCR cassettes, conventional broadcast television, and conventional cable television). The Digital Audio Compact Disc, of course, now accounts for the majority of pre-recorded music sold to consumers in industrialized countries. But most broadcast radio, as well as the audio accompanying broadcast video, theatrical feature films, and pre-recorded video, is still delivered mostly using analog formats. Slow transition of release formats to digital technology has tended to retard adoption of digital technology by professionals for "upstream" processes such as editing.

     Our company was founded to pursue the opportunities presented by this major transition, and to facilitate the transition by offering professionals compelling alternatives to traditional analog production tools.

Professional Workstation Lines

     We currently offer two professional workstation product lines, oriented toward somewhat different applications within the professional audio and video industry. SonicStudio is a line of professional digital audio workstations. DVD Creator(TM) is a line of DVD-Video/Audio production workstations.

     Both our SonicStudio and DVD Creator workstations are designed to run on versions of the Macintosh personal computer manufactured by Apple Computer. Current reliance on the Macintosh computer creates risks for our Company.

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

               Applications for SonicStudio

     Our customers use their SonicStudio systems to manipulate audio, applying a number of processes to digital sound to prepare it for final release. Some of these processes are quite specialized and technical. To give you a sense of the capabilities of our workstations, here are some of the tasks typically performed using SonicStudio workstations:

               . Editing -- SonicStudio permits very precise and elegant editing of sound. Editing is the process by which pieces of sound are combined to create a single resulting sound in such a way that the existence of the original individual pieces is imperceptible to the listener. Editing is used extensively in professional audio work. For example, movie sound tracks are heavily edited to include sound effects and replacement dialog (virtually none of the sound effects or dialog you hear in the theater was actually recorded when the picture was being shot). Another example: classical music recordings are in most cases the result of intensive editing of multiple performances of the same program (our classical music editing customers tell us that an edit every six seconds on average is not uncommon).

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

               SonicStudio Customers

     We have supplied SonicStudio workstations to many professional audio facilities around the world. As of March 31, 2000, more than 4,000 SonicStudio systems had been shipped to customers since the product was first introduced in 1990.

               SonicStudio Configurations

     We offer SonicStudio in a variety of configurations, and with various hardware and software options. A customer could purchase a SonicStudio system configured for basic two channel CD premastering for approximately $5,000. A customer would pay approximately $12,000 for a fully-featured SonicStudio system configured for multi-track editing and mixing. One of our new SonicStudio HD(TM) Systems, configured for multi-track high resolution audio editing, and OneClick(TM) DVD-Audio authoring software would be priced at approximately $50,000. Please remember that we do not include the cost of the personal computer or peripheral devices in our illustrative pricing. Remember also that revenue as we report it on our financial statements is usually based on the net price we receive from dealers, and is thus lower on average per system than indicated by these illustrative prices, which are based on end user list prices.

               Competition

     We encounter competition from a number of companies when selling SonicStudio. We compete with companies offering:

     .    traditional analog production tools,

     .    digital audio recording tools,

     .    digital audio processing devices, and

     .    digital audio workstations.

     The key elements of competition include:

     .    product features,

     .    cost effectiveness,

     .    product quality,

     .    customer support,

     .    market and sales.

     Many of our competitors have greater financial, technical and marketing resources than we do. Traditional professional audio competitors, such as Japan Victor Corporation (JVC), Otari Corp., Sony Corporation and Studer AG (a division of Harmon Industries), sell analog as well as digital systems. A number of competitors supply digital audio workstations including Digidesign (a division of Avid Technology), Fairlight, Studio Audio and Design, Ltd. (Sadie), WaveFrame, Dalet, Augan and others. Our products compete also with various kinds of single function digital audio processing devices. For example, noise reduction modules from Cambridge Audio Research compete with the NoNOISE option for SonicStudio.

          New HDSP Platform

     In late March 1999, we began shipping the latest generation of our SonicStudio workstation line -- SonicStudio HD(TM). SonicStudio HD utilizes a new generation audio signal processing card, the "HDSP" which significantly increases the processing power of SonicStudio. We released newly developed application software to support this new workstation. We believe that SonicStudio HD is important for the future of our audio business, especially in light of the advent of new, higher resolution DVD based audio formats.

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

          . Efficiency Features - We designed SonicStudio to increase operator efficiency. For example, every system allows background loading of sound to the hard disks while the audio professional works on other material already loaded on the hard disk. The re-design of our applications software to support the new HDSP involved a year-long effort and a number of customer focus groups where we carefully analyzed actual customer use patterns to improve SonicStudio's user interface.

          . Modular Software-Based Solutions; Upgrades - We offer a modular set of software applications including digital equalization, filtering, dynamics, processing, mixing, dithering, time compression, pitch shifting, varispeed and reverberation. We package various features into options which can be added by customers as they wish and as their business needs dictate. We have also traditionally offered customers enrolled in our SonicCare(TM) maintenance program relatively low priced hardware upgrades when hardware versions change. This economical upgrade path affords customers a degree of assurance that their investment in a SonicStudio will not be quickly outmoded.

     DVD Creator

          DVD-Video

     Our DVD Creator(TM) workstations support preparation of DVD-Video discs.

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

          Products

     DVD Creator includes three principal separable subsystems capable together of performing all the tasks necessary for producing a finished DVD-Video disc image, which can then be replicated on manufactured DVD discs. Those are:

          . Video Encoding: DVD Studio - The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of approximately four Megabits per second. DVD Creator includes DVD Studio, a system enabling professional users to compress input professional video into the MPEG-2 format. DVD Studio consists of plug in circuit cards for the Macintosh incorporating an MPEG encoding/decoding chipset developed by IBM. We have developed an extensive suite of applications software for DVD Studio to support user control of the encoding process, and facilitate the operation of DVD Studio with standard professional video tape recorders and other typical peripherals.

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

     In addition to these main subsystems, DVD Creator includes two other subsystems:

          . Emulation: PrePlay - Because of the complexity of a DVD title, users of DVD Creator require the ability to preview the results of their edits before the time consuming and expensive step of producing a final version. We offer a workstation that allows this previewing.

          . Formatting and Writing: Format Server and Imager -- We provide a separate formatting engine as a standalone application called Format Server. Format Server takes the output of a DVD-Producer authoring session and combines navigation instructions with audio and video assets to create a finished disc image. The image can then be played from computer hard disk, or converted by another standalone application, called Imager, into a streaming tape based image (the standard way in which images are transmitted to the replication plant) or recorded onto a recordable DVD disc.

     In September 1999 we introduced a new DVD production system called DVD Fusion. DVD Fusion is similar to DVD Creator, but somewhat more limited in capabilities. We intended DVD Fusion to be used in conjunction with professional video editing systems such as those supplied by Media 100 or Avid.

     DVD Creator/Fusion (in the discussion which follows, "DVD Creator" should be understood to include DVD Fusion as well) is sold in multiple versions for between $2,999 and $99,999 (again, our prices do not include host computers, disk storage or other peripheral devices). Customers can purchase upgrade options for any version to increase the functionality of the system. Typically, customers will spend between $35,000 and $55,000 for their DVD Creator system. Please remember also that revenue as we report it on our financial statements is usually based on the net price we receive from dealers, and is thus lower on average per system than indicated by these illustrative prices, which are based on end user list prices

          DVD-Audio

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

     The DVD-Audio working group spent more than two years developing the new DVD-Audio specifications in close collaboration with the major record music companies. The DVD Forum released Version 1.0 of the new DVD-Audio specification in April 1999. The first commercially released players compatible with the new format became available in late 1999. We announced support for this new specification in the fall of 1998, and began delivery of the first software packages supporting preliminary and limited DVD-Audio authoring early in 1999. We introduced new releases of DVD-Audio support on a phased release basis during the balance of 1999 working closely with player manufacturers and early DVD-Audio content publishers.

          Market

     We divide the DVD-Creator market into 3 segments:

          . "Hollywood" Segment - This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes:

                    -    film and television studios,

                    -    production companies and other content owners, and

                    - top flight independent video post production facilities which provide services to such content holders.

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

          . "Corporate" Segment - Customers in this segment prepare DVD-Video discs for publishing a variety of kinds of information for sales, training, and other communications purposes. The segment includes:

                    - "in-house" departments of corporate, industrial, non-profit or educational organizations, and

                    - independent facilities who specialize in assisting such organizations in preparing such material.

               Customers in this segment are typically somewhat more budget constrained than customers in the "Hollywood" segment. In certain instances, however, production values and budgets equal or even exceed those typically encountered in the Hollywood segment. They tend to be geographically more dispersed. While efficiency of production is a key requirement of such customers, compatibility with other, existing recording and post-production equipment is a major concern of customers in this segment. This segment is only now beginning to adopt DVD, though given the spread of DVD-ROM in the personal computer industry, many industry observers predict rapid growth in the use of DVD in this segment. We estimate that there are potentially more than 100,000 facilities and organizations in this segment on a worldwide basis.

          . "Multimedia" Segment - This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Many of the organizations in this segment previously were involved in the production of CD-ROM, CD-I and computer based interactive entertainment or educational titles. Customers in this segment tend to use DVD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest in the DVD format. We estimate that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

     DVD Creator is sold to professional audio and video facilities, production studios, as well as CD/DVD plants and corporate customers. As of March 31, 2000 we have shipped more than 1,300 DVD Creator systems (including DVD Fusion systems) to customers in various locations around the world.

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

     A number of companies compete with all or part of our DVD Creator offering. Our competitors include:

          Astarte (purchased by Apple)       Matsushita
          C-Cube Microsystems                Minerva Systems
          Daikin Industries                  Mitsubishi
          Digital Vision                     Optibase
          Dolby Laboratories                 Philips
          FutureTel                          Pioneer
          Innovacom                          Sony
          Intec                              Spruce Technologies
          Lucent                             Toshiba

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

          . Flexible Configurations -- Because DVD premastering is relatively new and still evolving, the balance of capabilities in typical DVD premastering settings, and the typical workflow involved in generating a DVD title are still in flux. We have engineered DVD Creator as a "workgroup" solution incorporating modular audio, video and authoring subsystems to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands in the DVD universe. We plan to continue to implement this philosophy in future DVD product offerings.

          . Range of Product Offerings -- DVD has a number of potential uses, including applications in corporate and industrial settings, and in "prosumer" and consumer venues, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. We plan to evolve each element of our DVD premastering tool set -- video, audio and authoring -- to specifically address the specialized needs of such emerging segments. Please see the discussion regarding "DVDit!" below.

     DVDit!

     In April 1999 we introduced our DVDit! product line. DVDit! is a highly simplified interactive video authoring tool that can output a DVD image, or can output the same program in certain other formats. We announced two versions of DVDit! -- a standard version ("SE") and a more limited version ("LE"). We began shipping DVDit!-LE in September and DVDit!-SE in December, 1999

     In April, 2000 we introduced a new addition to the DVDit! product line -- Sonic DVDit! Professional Edition ("PE"). DVDit!-PE increases DVDit!'s reach with professional functionality previously found only on authoring systems costing five to ten times as much. DVDit! PE will carry a suggested retail price of $999. DVDit! PE includes many features important to professional users such as multiple audio streams, a video timeline, and Dolby Digital support.

          End User Customers

     DVDit! is intended to address the needs of a broad range of customers who wish to author DVD-Video discs. Among DVDit!'s end user customers are:

     Consumers -- Individuals who use DVDit! to make DVD-Video discs from home videos and the like for their personal enjoyment. We believe that this group of customers demands software that is easy to learn, and is reasonably priced.

     "Prosumers" -- The term "prosumer" describes both video enthusiasts who make a significant investment of time and money in producing and preparing amateur videos, and professional and business people who use video in their work, but for whom video production is not a primary business activity. Compared to consumers, this customer group tends to be less price sensitive, and more concerned about a rich feature set, but is unlikely to have deep knowledge of DVD-Video.

     "Professionals" -- This group of customers resembles very closely the professional customers we described in discussing DVD Creator.

          Trends Favoring DVDit!

We introduced DVDit! to take advantage of the following trends:

     . Proliferation of MPEG Video -- Due to certain introductions by chip and software makers, relatively high quality MPEG encoding systems are becoming widely available during 2000 at prices ranging down to a few hundred dollars at retail.

     . Availability of Accessible DVD Recording -- Until recently, DVD recorders were high priced and supported less than a full-sized 4.7 Gigabyte disc. In 2000, we anticipate that more reasonably priced DVD recorders will become available. We believe that DVD recording devices could eventually be as cheap as current day CD-R and CD-R/W devices (which currently are available for under $200 and $300, respectively). Because of the rapid adoption of DVD, we think that consumer level pricing will be reached within a few years rather than the eight or so years required for CD recorders to fall from more than $10,000 to under $500.

     . Ubiquitous Digital Video -- Relatively high quality digital video camera/recorders based on the DV format were introduced in the past three years aimed at professionals as well as consumers. Prices for consumer DV cameras will begin moving below $1,000 in 2000. Virtually every manufacturer of professional and prosumer video editing systems is intending to release DV compatible systems in 2000 as well.

     . Rapid Growth in DVD Playback Units -- By the end of 1998, approximately eight million DVD-Video playback units (including both set-top players and DVD-equipped multimedia PCs) had been installed worldwide, according to industry sources. By the end of 1999, this installed base had grown to approximately 30 million and by the end of 2000 is forecast to have grown to as many as 60 million units.

               Distribution for DVDit!

     Because DVDit! is aimed at a broader market than our traditional professional products, we are building a distribution capability for it. There are three elements to this effort:

               1. We are adding dealers and distributors for DVDit!, some of which already carry some of our professional products, but many of which do not. In the near term we are targeting dealers and distributors specializing in digital video applications. In the longer term we plan to target dealers and distributors who participate in the broader personal computer marketplace.

               2. We are entering into "bundling" arrangements with various other companies in which copies of DVDit! are included or "bundled" with shipments of those companies' products. These companies (we refer to them as "OEM Partners") are motivated to include our software as a value added offering for their customers. We are motivated to enter into bundling arrangements because it generates revenue for us as well as creates a large installed base of customers to whom we can sell upgraded or enhanced versions of our products. To facilitate such bundling arrangements we have designed different versions of DVDit!. Currently we are shipping two such versions -DVDit! LE ("Limited Edition") and DVDit! SE ("Standard Edition")- and have announced the future availability of another version - DVDit! PE ("Professional Edition").

               3. We have initiated a web-based retail store for our DVDit! products. Our web store is intended both to meet retail demand for our DVDit! products as well as to service upgrade orders for our products, in particular, the upgrade orders which derive from our bundle shipments by our OEM partners.

     Building distribution for DVDit! will be a time-consuming and expensive process. Since this is a new kind of product for us, there is significant risk that our efforts, or at least some of them, will not be successful.

               DVDit! OEM Partners

     As mentioned above, we have implemented a bundling distribution strategy for DVDit! By the end of fiscal 2000, we concluded several bundling agreements with OEM partners to include copies of DVDit! LE and/or SE with their products. Our current OEM partners include:

     .    Avid Technologies

     .    Dazzle

     .    Margi

     .    Matrox

     .    Media 100 (including its subsidiaries Terran Interactive and Wired)

     .    NEC

     .    Sigma Designs

     .    Sony

     We may also offer DVDit! through conventional computer industry resale channels.

               Competition

     We have encountered only limited competition to DVDit! since its introduction. However, we believe that a number of companies will introduce products that compete directly or in part with DVDit! We believe that Daikin Industries and Spruce Technologies, among others, are developing and will introduce products which compete with all or at least some of the products in the DVDit! product line. In April 2000 Apple Computer announced that they had agreed to purchase the DVD authoring technology and business of Astarte GmbH, who had competed with us in the professional market. Apple could choose to embody the Astarte technology in products which will compete with DVDit!

               DVDit! for the Macintosh

     Our current versions of DVD it! run on various versions of the Microsoft Windows operating system. In April 2000 we announced that we plan to develop versions of DVDit! to run on the Macintosh operating system. We can not guarantee that we will be able to successfully complete this development or that, once completed, there will be a market for the Macintosh versions of DVDit!.

     OEM Customers; Sales Concentration

     We generally market our products to end users as Sonic Solutions products. However, from time to time we have concluded various "OEM" agreements with other companies (in addition to those listed above for DVDit!), in which those companies included our products as part of the their product offerings. At the present time we have one significant OEM relationship with Discreet Logic ("Discreet"), a division of Autodesk, in which we provide audio subsystems for use with some of their high end video effects and editing workstations. Sales to Discreet amounted to 11% of our total revenues in the fiscal years ended March 31, 1999, and 2000. Although we consider our relations with Discreet to be good, we anticipate that at some point in the next two fiscal years, Discreet may implement changes to its product line replacing or eliminating our subsystems.

     During the fiscal year ended March 31, 2000, sales to our Japanese distributor, Sanshin Electronics Company ("Sanshin"), amounted to 10% of total revenues. Sanshin is a distributor of all of our products.

     Apart from sales to Discreet and Sanshin, no other single customer accounted for more than 10% of our total revenue during each of the past three fiscal years.

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

                              COMPANY OPERATIONS

     Marketing, Sales and Distribution

          Marketing and Product Management

     Our marketing organization plans and manages development of our products and manages promotion of them in the market. We currently have eight employees in marketing, all based in our headquarters office in Novato, California, including product marketing managers, and marketing communications and design professionals.

          Field Sales Force

     We sell our professional workstation products through our field sales force in combination with a network of professional audio/video dealers. We currently employ 19 people in our field sales organization. Sales personnel are based in our headquarters office in Novato, California as well as at our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Chicago, Los Angeles, Atlanta, Minneapolis, Milwaukee, Boston, Taipei and New York City. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

     Although all members of our sales organization are familiar with all of our products, some of our sales personnel focus on DVD Creator, some on DVDit!, and some on SonicStudio.

          Dealers

     The vast majority of our workstation sales involve one of our dealers. Dealers play an important role in our sales and support efforts. They stimulate demand in their regions, they prospect for and qualify potential new customers, they give product demonstrations, they close sales, and they assist in post-sale installation, training and support. Dealers very often sell peripheral equipment along with our products so that customers can obtain a complete workstation configuration from one source.

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

     Our dealers are specialized to some extent by product line. Many SonicStudio dealers do not carry DVD Creator products, and likewise many DVD Creator dealers do not carry SonicStudio products. DVDit! dealers often do not carry our professional product lines. Some dealers carry two or all three of our product lines. The following table shows our current dealer count by product line and region of the world:

     ------------------------------------------------------------------
                         SonicStudio    DVD Creator    DVDit!    Total*
     ------------------------------------------------------------------
     Americas                 20             40          5         62

     Europe                   15             33          2         41

     Pacific Rim               4              7          2         11
     ------------------------------------------------------------------

     *Note: "Total is less than the sum of columns because one dealer organization sometimes carries more than one of our product lines.

     Employees

     At March 31, 2000, we employed 92 full-time-equivalent employees, including the following:

          ---------------------------------------------------------
                  #
              Employees                                Function
          ---------------------------------------------------------
                 40           Marketing, Sales and Customer Support
                 32           Software and Hardware Engineering
                  9           Manufacturing
                 11           Administration and Finance
          ---------------------------------------------------------

     To a very great degree our success in the future will depend on our ability to recruit, retain and motivate engineering, technical, sales, marketing and operations professionals. Recently the U.S. labor market has been quite tight, and demand for technology professionals has been very strong. To make matters worse, our company participates in what is perceived to be a "hot" area of the "high tech" industry. We have found that recruiting high caliber individuals is difficult and have had to expend considerable efforts in this area.

No labor unions represent any of our employees. We have never experienced a work stoppage, slowdown or strike. We believe that our employee relations are good

     Customer Support

     Customer support is important to professional users. This is why we offer our customers the SonicCare maintenance program. Customers purchase annual SonicCare service contracts from us that provide for:

     .    ongoing software upgrades,

     .    telephone support,

     .    "swap" replacement hardware in case of hardware failure, and

     .    preferential access to new products and new versions of software.

     Customers typically add a SonicCare option to their initial system purchase and a significant portion of customers renew SonicCare yearly.

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

     Research and Development

     Our research and development staff includes a total of 32 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design. Our development team exhibits a number of technology capabilities including the following that we believe are particularly important in light of our strategy and market position:

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

     Backlog

     We schedule our production of products based on our projections of customer demand, and we generally ship products within a few days of acceptance of a customer purchase order so at any given time we have little or no order backlog. With few exceptions, customers may cancel or delay orders with little or no penalty. Thus, even to the extent that we have backlog, we do not think that it is a reliable indicator of future revenue levels.

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

          Outsourcing

     Over the past three years, we have shifted our hardware manufacturing to an "outsourcing" approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into complete, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Arrow/Bell. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2000 fiscal year, we produced approximately 85% of our hardware via outsourcing. We plan to continue this outsourcing approach.

     While we believe that outsourcing is advantageous for Sonic, it makes us very dependent on a single production source. Financial, operational, or supply problems encountered by our outsourcing partner or its sub-contractors could seriously hamper or interrupt our ability to manufacture, sell and ship our products.

     Proprietary Rights

          General Approach

     We rely on a combination of the following to protect our proprietary rights in our products:

     .    patents,

     .    trade secret,

     .    copyright law,

     .    trademark law,

     .    contracts, and

     .    technical measures

      We generally sell our products subject to standard purchase and license agreements that restrict unauthorized disclosure of our proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

          Patents

     We have applied in the United States for patents covering certain of our technologies and will probably apply for more in the future. We will probably also apply for foreign patents. We have been granted U.S. Patent No. 5,812,790:
"Variable encoding rate plan generation" covering certain aspects of MPEG-2 Video encoding technology; and U.S. Patent No. 6,047,356: "Method of dynamically allocating network node memory's partitions for caching distributed files" covering a distributed file system, and may be granted additional patents in the future. Of course, we can't be sure that our current or future patent applications will be granted. Nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive and is highly uncertain in terms of outcome.

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

          Trade Secrets

     We rely to a great extent on the protection the law gives to trade secrets to protect our proprietary technology. Our policy is to request confidentiality agreements from all of our employees and key consultants, and we regularly enter into confidentiality agreements with other companies with whom we discuss any of our proprietary technology.

     Despite trade secret protection, we cannot be sure that third parties will not independently develop the same or similar technologies. Despite contract and procedural measures, we believe that it is practically impossible to guard against unauthorized disclosure or misuse of technology to which we have granted third parties access. We also have significant international operations. Many foreign countries, in law or in practice, do not extend the same level of protection to trade secrets as does U.S. law.

          Current Infringement Issues

     In the past we have been advised of various infringements of patents and trademarks. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. We may be incorrect in this assessment, of course.

     Geographic Exposure

     We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters non-U.S. revenue has constituted as much as 52% of our revenues. In the fiscal year ended March 31, 2000, 47% of our revenues came from sales outside the United States. We believe that it is quite likely that at some points in the future an even higher percentage of our sales will be generated outside the United States.

     Because of our foreign sales, we are exposed to a number of factors that would not be relevant if our sales were largely made within the United States. Currency movements which make the U.S. dollar stronger relative to foreign currencies can effectively raise the price of our products to foreign customers, reducing demand for our products. Import restrictions, tariffs, and foreign product regulations (particularly those dealing with product safety and RF emissions) may also impede our ability to do business in foreign countries.

Item 2. PROPERTIES

     Our principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 30,000 square feet under a lease which expires in 2001.

     We also have sales offices located in London and Tokyo.

Item 3. LEGAL PROCEEDINGS
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 2000, we did not submit any matters to a vote of our security holders.

Supplemental Item. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and their ages as of March 31, 2000 are as follows:

         NAME               AGE                               POSITION
----------------------   ---------   -------------------------------------------------------------
 Robert J. Doris            47       President (Chief Executive Officer) and Director
 Mary C. Sauer              47       Senior Vice President of Business Development and Director
 A. Clay Leighton           43       Senior Vice President Worldwide Operations, Finance and Chief
                                     Financial Officer
 Christopher A. Kryzan      41       Senior Vice President of Engineering and Marketing

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

     CHRISTOPHER A. KRYZAN. Mr. Kryzan joined Sonic Solutions in March 1996 as Vice President of Marketing. In January, 1999, Mr. Kryzan was named Senior Vice President of Marketing and Engineering. Prior to joining Sonic, from May 1994 through February 1996, he was an independent consultant specializing in Internet business and marketing strategy development. From July 1990 to April 1994, he was Director of Marketing at SuperMac Technology, a graphics and digital video technology firm, and General Manager of E-Machines, a subsidiary of SuperMac. From January 1986 to July 1990, he was Director of Product Marketing at Wyse Technology, a manufacturer of terminals and personal computers, and National Sales Manager of

Amdek, a subsidiary of Wyse. Mr. Kryzan received a B.S. in Electrical Engineering from Northwestern University and an M.B.A. from Santa Clara University.

                                    PART II

Item 5. MARKET FOR SONIC SOLUTIONS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is listed on the Nasdaq National Market. As of March 31, 2000 there were approximately 175 registered holders of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are substantially more than 175 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

     ----------------------------------------------------------------------
                                                  Low Price      High Price
                                                  ---------      ----------
     ----------------------------------------------------------------------
     Quarter ended June 30, 1998.............        $2.125         $ 5.250
     Quarter ended September 30, 1998........        $1.250         $ 3.250
     Quarter ended December 31, 1998.........        $1.500         $ 7.375
     Quarter ended March 31, 1999............        $3.563         $ 8.438
     Quarter ended June 30, 1999.............        $3.875         $ 7.125
     Quarter ended September 30, 1999........        $2.000         $ 5.000
     Quarter ended December 31, 1999.........        $1.688         $ 5.313
     Quarter ended March 31, 2000............        $3.875         $12.500
     ----------------------------------------------------------------------

     We have not paid any dividends on its Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying dividends on the Common Stock in the foreseeable future.

     In October 1999, we issued 153,846 shares of Series C Convertible Preferred Stock and warrants to purchase 120,000 shares of Common Stock at $2.50 per share to Hambrecht & Quist Guaranty Finance in return for restructuring the debt owed to Hambrecht & Quist Guaranty Finance. See Management's Discussion and Analysis of Financial Condition and Results of Operations. Each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These securities were sold to one investor which represented it was sophisticated and accredited.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption "Statement of Operations data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2000 are derived from the financial statements of Sonic Solutions, which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial statements as of March 31, 2000 and 1999, and for each of the years in the three-year period ended March 31, 2000, and the report thereon, are included elsewhere in this Form 10-K.

                                                               Years Ended March 31,
                                                 ------------------------------------------------
                                                   1996      1997      1998      1999      2000
                                                 --------  --------  --------  --------  --------
                                                        (in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue....................................  $ 13,944    15,911    19,881    21,899    20,827
Cost of revenue................................     7,344     7,432    10,209     9,547     8,992
                                                 --------  --------  --------  --------  --------
Gross profit...................................     6,600     8,479     9,672    12,352    11,835

Operating expenses:
 Marketing and sales...........................     5,873     6,000     7,257     7,216     8,938
 Research and development......................     2,961     5,737     6,037     5,137     6,155
 General and administrative....................     2,668     1,837     1,603     1,556     2,284
                                                 --------  --------  --------  --------  --------
Total operating expenses.......................    11,502    13,574    14,897    13,909    17,377
                                                 --------  --------  --------  --------  --------

Operating loss.................................    (4,902)   (5,095)   (5,225)   (1,557)   (5,542)
Other income (expense).........................       176       (96)     (651)     (302)     (249)
Provision (benefit) for income taxes...........    (1,169)        -         -         -       (97)
                                                 --------  --------  --------  --------  --------
Net loss.......................................   ($3,557)   (5,191)   (5,876)   (1,859)   (5,694)
                                                 ========  ========  ========  ========  ========

Basic loss per share...........................    ($0.48)    (0.69)    (0.76)    (0.21)    (0.56)
Weighted average shares used in computing per
share amounts..................................     7,447     7,542     7,761     8,896    10,460

Diluted loss per share.........................    ($0.48)    (0.69)    (0.76)    (0.21)    (0.56)
Weighted average shares used in computing per
share amounts..................................     7,447     7,542     7,761     8,896    10,460

BALANCE SHEET DATA:
Working capital................................  $  8,384     6,263     1,164     1,167     4,976
Total assets...................................  $ 16,107    15,889    12,630    13,765    14,968
Shareholders' equity...........................  $ 12,912     8,430     5,418     5,932     8,750

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

     RESULTS OF OPERATIONS

     The following table sets forth certain items from Sonic Solutions' statements of operations as a percentage of net revenue for fiscal years 1998 through 2000:

                                                          Years ended March 31,
                                        --------------------------------------------------------
                                              1998                1999                2000
                                        ----------------    ----------------    ----------------
Net revenue                                    100.0%             100.0%               100.0%
Cost of revenue                                 51.4               43.6                 43.2
                                              ------              -----               ------
Gross profit                                    48.6               56.4                 56.8
Operating expenses:
     Marketing and sales                        36.5               33.0                 42.8
     Research and development                   30.4               23.5                 29.6
     General and administrative                  8.0                7.0                 11.0
                                              ------              -----               ------
Total operating expenses                        74.9               63.5                 83.4
                                              ------              -----               ------
Operating loss                                 (26.3)              (7.1)               (26.6)
Other expense                                   (3.3)              (1.4)                (1.2)
Provision (benefit) for income taxes             ---                ---                 (0.5)
                                              ------              -----               ------
Net loss                                       (29.6)%             (8.5)%              (27.3)%
                                              ======              =====               ======

COMPARISON OF FISCAL YEARS ENDED MARCH 31

     Net Revenue. Our net revenue increased from $19,881,000 in fiscal 1998 to $21,899,000 in fiscal 1999 and decreased to $20,827,000 in fiscal 2000, representing an increase of 10.2% from fiscal 1998 to fiscal 1999 and a decrease of 4.9% from fiscal 1999 to fiscal 2000. The increase in fiscal 1999 was primarily due to increased sales of DVD Creator systems. The decrease in fiscal 2000 was primarily due to the decrease in sales of our audio products which was partially offset by increases in sales of our DVD systems, including our two newer products, DVDit! and DVD Fusion.

     International sales accounted for 52%, 47% and 47% of our net revenue for the 1998, 1999, and 2000 fiscal years, respectively. See Note 10 of Notes to Financial Statements. Our international sales decreased in fiscal 1999 due to the increased sales of DVD Creator systems in the U.S. markets. Our international sales remained consistent in fiscal 2000 primarily due to the continuation of more sales of DVD Creator systems in the U.S. markets. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     Cost of Revenue. Our cost of revenue decreased from 51.4% of net revenue in fiscal 1998 to 43.6% in fiscal 1999 and decreased to 43.2% in fiscal 2000. The decrease in cost of revenue in fiscal year 1999 and fiscal year 2000 is primarily due to a shift in sales product mix towards higher margin DVD Creator system and DVDit! sales. In general we have been selling less hardware as a percentage of revenue in our professional systems and our new product DVDit! includes no hardware.

     Marketing and Sales. Our marketing and sales expenses decreased from $7,257,000 in fiscal 1998 to $7,216,000 in fiscal 1999 and increased to $8,938,000 in fiscal 2000. Marketing and sales represented 36.5%, 33.0% and 42.8% of net revenue for fiscal 1998, 1999 and 2000, respectively. Our marketing and sales expenses remained relatively consistent in dollar terms from fiscal 1998 to fiscal 1999. Our marketing and sales expenses increased in fiscal 2000 primarily due to increases in salary expenses as a result of the increase in headcount, and increases in advertising and marketing costs related to our DVDit! and our DVD product lines. Our marketing and sales headcount increased from thirty-seven at March 31, 1999 to forty at

March 31, 2000. Included in our marketing and sales expenses are dealer and employee commission expenses, which as a percentage of net revenue decreased from 5.2% in fiscal 1998 to 4.7% in both fiscal 1999 and fiscal 2000.

     Research and Development. Our research and development expenses decreased from $6,037,000 in fiscal 1998 to $5,137,000 in fiscal 1999 and increased to $6,155,000 in fiscal 2000. Our research and development expense as a percentage of net revenue was 30.4% in fiscal 1998, 23.5% in fiscal 1999, and 29.6% in fiscal 2000. We capitalize a portion of our software development costs in accordance with statement of Financial Accounting Standard No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses decreased in fiscal 1999 due to decreases in consulting and prototype expenses associated with new product introductions. Research and development expenses increased in fiscal 2000 primarily due to increased headcount from thirty at March 31, 1999 to thirty-two at March 31, 2000 and due to consulting expenses associated with introductions of new products, including our DVDit! product. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions.

     General and Administrative. Our general and administrative expenses decreased from $1,603,000 in fiscal 1998 to $1,556,000 in fiscal 1999 and increased to $2,284,000 in fiscal 2000. These expenses represented 8.0% of net revenue in fiscal 1998, 7.0% of net revenue in fiscal 1999 and 11.0% of net revenue in fiscal 2000. Our general and administrative expenses decreased in fiscal 1999 due to reductions in bad debt and other general expenses. Our general and administrative expenses increased in fiscal 2000 primarily due to a charge to bad debt expense of $600,000 which represented an additional reserve for sales to audio professionals and distributors who are experiencing liquidity difficulties due to a decline in their business. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and if our operations expand.

     Other Expense, Net. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings, reduced by the interest we earn on cash balances and short term investments. For our 1998, 1999 and 2000 fiscal years, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line.

     Provision for Income Taxes. In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for our 1998, 1999 fiscal years. For the 2000 fiscal year a benefit was recorded (during the quarter ended June 30, 1999) to reflect the refund due us following the conclusion of an Internal Revenue Service audit. During the 2000 fiscal year we exhausted our ability to carryback tax losses resulting from operations in the fiscal year ended March 31, 1996.

     Liquidity and Capital Resources. In December, 1996 we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line (renewed in September, 1999) provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on September 28, 2000. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On March 31, 2000 there were no borrowings outstanding under this agreement. In December, 1996, we also obtained a $5,100,000 financing facility with entities associated with Hambrecht & Quist. This facility included subordinated debt as well as equipment lease financing. We received $3,000,000 of subordinated debt from Hambrecht & Quist Transition Capital, LLC and $1,100,000 of subordinated debt from Hambrecht & Quist Guaranty Finance, LLC, pursuant to the above facility. The remaining $1,000,000 of the facility was used to fund a master lease line for financing of future capital asset purchases. The facility with the Hambrecht & Quist entities is secured by an interest in our fixed assets and substantially all of our other assets but is subordinate to our bank credit line. In connection with this financing facility, we issued warrants to purchases 260,200 common shares to entities associated with Hambrecht & Quist. The Hambrecht & Quist entities were entitled to exercise the warrants with respect to 130,100 shares at an exercise price of $10.00 at any time on or before December 24, 2004, and with respect to 130,100 shares at an exercise price of $7.00 at any time on or after December 24, 1997 and before December 24, 2004. In December, 1997 all of the $7.00 warrants were exercised on a "net" basis, and the warrant holder received 40,266 shares of Common Stock. We recorded $549,000 of deferred interest attributable to the value of the warrants, which was amortized using the effective interest rate method to interest expense over the term of the financing facility. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .75, risk free interest rate of 6.3% and expected life equal to the contractual terms.

     In March, 1998, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of Series C Convertible Preferred Stock (see note 7 of Notes to Financial Statements) and $1,500,000 of debt. The interest rate on such restructured debt was 7.25% and was due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of the 461,538 shares of the Company's Common Stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued with the original arrangement reached in December 1996 was lowered to the fair value of common stock of $3.25. We accounted for this transaction by revaluing the new warrants, using comparable assumptions as the original warrant grant, and the resultant value of $90,000 was amortized over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and the warrant holder received 29,691 shares of common stock. During the fiscal years ended March 31, 1999 and March 31, 2000, 167,500 and 292,000 shares of the Preferred Stock were converted into common stock pursuant to this financing arrangement.

     In October, 1999, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest are payable in monthly installments through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. We also enhanced the conversion rate of Hambrecht and Quist's existing Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock.. The beneficial conversion feature, warrants and new debt were recorded at their relative fair values. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance.

     In December, 1997, we secured a $7,000,000 equity-based line of credit. Under this arrangement, we had the right to draw up to a total of $7,000,000 in cash in exchange for common stock. Pricing of the common stock issued was based on the market price of our common stock at the time of a draw subject to a

14% discount and a 4% commission payable in common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. In January, 1998, we filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of shares issued under this credit line. During the fiscal year ended March 31, 1998, we drew $1,450,000 from this credit line for which we issued 618,130 shares of common stock. During the fiscal year ended March 31, 1999, we drew an additional $2,358,000 from this credit line for which we issued 903,870 shares of common stock. This facility is no longer available to us.

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under this arrangement, we were able to draw up to $12,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this arrangement was based on the market price of our common stock at the time of a draw, discounted by 10% or 12%, depending upon the price of our common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on August 12, 1999 the Statement became effective. During the fiscal year ended March 31, 2000, we drew $7,408,000 from the credit line for which we issued 1,800,000 shares of common stock. Because of limitations on the total number of shares that could be issued under this line of credit, this facility is no longer available to us and was terminated on March 14, 2000.

     On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new agreement, we may draw up to $20,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this agreement is based on the market price of our common stock at the time of a draw subject to discounts ranging from 8% to 12%. We will file a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line. The availability of the credit line, and the amounts and timing of draws under the lines are subject to a number of conditions, including the effectiveness of the S-1 Registration Statement. While we anticipate that the Registration will become effective in the near future, and that conditions will be such that this line will be available to us, we cannot be sure of this.

     Our operating activities have used cash of $1,412,000 in fiscal year 1998, $124,000 in fiscal year 1999 and $2,628,000 in fiscal year 2000. During those fiscal years cash required by operating activities was not as great as our operating losses due to various factors, including improvements in receivables collection and inventory turnover, and the receipt of income tax refunds in certain fiscal years. In addition to our operating losses, we utilized cash during the 1998, 1999, and 2000 fiscal years to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

     During fiscal 1998 we augmented cash on hand via borrowings from our bank credit line described above, as well as draws on the equity credit line described above. During the 1999 and 2000 fiscal years we augmented cash on hand primarily by drawing on the equity credit lines described above.

     We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the new equity based line of credit with Kingsbridge (when and if it becomes available-see discussion above) will be sufficient to meet our cash requirements at least through the end of fiscal year 2001.

     As of March 31, 2000, we had cash and cash equivalents of $5,179,000 and working capital of $4,976,000.

     Impact of Year 2000 Issue. We have not experienced any major system failures or disruptions as a result of the Year 2000 issue. In addition, we did not incur significant incremental costs to become Year 2000 compliant.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow on pages 33 through 51.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sonic Solutions:

     We have audited the accompanying balance sheets of Sonic Solutions as of March 31, 1999 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Sonic Solutions' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 1999 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              /s/ KPMG LLP

San Francisco, California
April 28, 2000, except as to note 11 which is as of May 4, 2000

                             FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                    March 31
                                                                                          --------------------------
                                                                                             1999            2000
                                                                                          ----------      ----------
Assets
Current assets:
     Cash and cash equivalents.......................................................     $  2,414              5,179
     Accounts receivable, net of allowance for returns and doubtful accounts
      of $599 and $930 at March 31, 1999 and 2000, respectively......................        5,403              4,635
     Inventory.......................................................................          807                945
     Prepaid expenses and other current assets.......................................          287                425
                                                                                          --------            -------
     Total current assets............................................................        8,911             11,184
Fixed assets, net....................................................................        2,313              1,515
Purchased and internally developed software costs, net...............................        2,385              1,876
Other assets.........................................................................          156                393
                                                                                          --------            -------
     Total assets....................................................................     $ 13,765             14,968
                                                                                          ========            =======
Liabilities And Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities........................................     $  4,359              4,306
     Bank note payable...............................................................          500                ---
     Deferred revenue and deposits...................................................        1,318              1,224
     Subordinated debt, current portion..............................................        1,419                600
     Current portion of obligations under capital leases.............................          148                 78
                                                                                          --------            -------
     Total current liabilities.......................................................        7,744              6,208
Obligations under capital leases, net of current portion.............................           89                 10
                                                                                          --------            -------
     Total liabilities...............................................................        7,833              6,218
Commitments and contingencies
Shareholders' Equity
     Convertible preferred stock, no par value, 10,000,000 shares authorized:
      294,038 and 155,544 shares issued and outstanding at March 31, 1999, and
      2000, respectively.............................................................          956                506
     Common stock, no par value, 30,000,000 shares authorized; 9,468,123 and
      12,050,214 shares issued and outstanding at March 31, 1999 and 2000,
      respectively...................................................................       18,121             27,083
     Accumulated deficit.............................................................      (13,145)           (18,839)
                                                                                          --------            -------
     Total shareholders' equity......................................................     $  5,932              8,750
                                                                                          --------            -------
     Total liabilities and shareholders' equity......................................     $ 13,765             14,968
                                                                                          ========            =======

                See accompanying notes to financial statements

                                SONIC SOLUTIONS

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                     Years Ended March 31,
                                                                               -------------------------------------
                                                                                  1998          1999         2000
                                                                               ----------    ----------   ----------
Net revenue.................................................................      $19,881        21,899       20,827
Cost of revenue.............................................................       10,209         9,547        8,992
                                                                               ----------    ----------   ----------
Gross profit................................................................        9,672        12,352       11,835
                                                                               ----------    ----------   ----------
Operating expenses:
     Marketing and sales....................................................        7,257         7,216        8,938
     Research and development...............................................        6,037         5,137        6,155
     General and administrative.............................................        1,603         1,556        2,284
                                                                               ----------    ----------   ----------
     Total operating expenses...............................................       14,897        13,909       17,377
                                                                               ----------    ----------   ----------
     Operating loss.........................................................       (5,225)     (1,557)        (5,542)
Other expense, net..........................................................         (651)       (302)          (249)
                                                                               ----------    ----------   ----------
     Loss before income taxes...............................................       (5,876)       (1,859)      (5,791)
Provision (benefit) for income taxes........................................          ---           ---          (97)
                                                                               ----------    ----------   ----------

       Net loss.............................................................       (5,876)       (1,859)      (5,694)

       Beneficial conversion feature given to preferred shareholders........          ---           ---          110
       Dividends paid to preferred shareholders.............................          ---            53           49
                                                                               ----------    ----------   ----------
     Net loss applicable to common shareholders.............................      $(5,876)       (1,912)      (5,853)
                                                                               ==========    ==========   ==========
     Basic and diluted loss per share applicable to common shareholders.....      $ (0.76)        (0.21)       (0.56)
                                                                               ==========    ==========   ==========
     Weighted average shares used in computing per share amounts............        7,761         8,896       10,460
                                                                               ==========    ==========   ==========

                See accompanying notes to financial statements

                                SONIC SOLUTIONS
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                    Preferred stock        Common stock
                                                  -------------------   ------------------                    Total
                                                                                             Accumulated   Shareholders'
                                                   Shares     Amount     Shares    Amount      deficit        Equity
                                                  --------   --------   --------  --------  -------------  -------------
Balances at March 31, 1997......................       ---     $  ---      7,596   13,840        (5,410)          8,430
 Exercise of common stock options...............       ---        ---         50       84           ---              84
 Issuance of preferred stock....................       462      1,500        ---      ---           ---           1,500
 Equity line of credit issuances, net of
   issuance costs of $197.......................       ---        ---        618    1,253            --           1,253
 Exercise of warrants...........................       ---        ---         38      ---           ---             ---
 Issuance of warrants...........................       ---        ---        ---       27           ---              27
 Net loss.......................................       ---        ---        ---      ---        (5,876)         (5,876)
                                                  --------   --------   --------  -------       -------        --------

Balances at March 31, 1998......................       462      1,500      8,302   15,204       (11,286)          5,418
 Exercise of common stock options...............       ---        ---         64      143           ---             143
 Equity line of credit issuances, net of
   issuance costs of $75........................       ---        ---        904    2,283            --           2,283
 Conversion of preferred stock..................      (168)      (544)       168      544           ---             ---
 Preferred stock dividends......................       ---        ---        ---      (53)          ---             (53)
 Exercise of warrants...........................       ---        ---         30      ---           ---             ---
 Net loss.......................................       ---        ---        ---      ---        (1,859)         (1,859)
                                                  --------   --------   --------  -------       -------        --------

Balances at March 31, 1999......................       294        956      9,468   18,121       (13,145)          5,932
 Exercise of common stock options...............       ---        ---        298      773           ---             773
 Equity line of credit issuances, net of
   issuance costs of $363.......................       ---        ---      1,800    7,053           ---           7,053
 Issuance of preferred stock....................       154        500        ---      ---           ---             500
 Conversion of preferred stock..................      (292)      (950)       464      950           ---             ---
 Preferred stock dividends......................       ---        ---        ---      (49)          ---             (49)
 Return to preferred stock shareholders as a
   result of beneficial conversion feature......       ---        ---        ---     (110)          ---            (110)
 Preferred stock beneficial conversion feature..       ---        ---        ---      110           ---             110
 Issuance of warrants...........................       ---        ---        ---      235           ---             235
 Exercise of warrants...........................       ---        ---         20      ---           ---             ---
 Net loss.......................................       ---        ---        ---      ---        (5,694)         (5,694)
                                                  --------   --------   --------  -------       -------        --------

Balances at March 31, 2000......................       156     $  506     12,050   27,083       (18,839)          8,750
                                                  ========   ========   ========  =======       =======        ========

                See accompanying notes to financial statements

                                SONIC SOLUTIONS
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      Years Ended March 31,
                                                                          --------------------------------------------
                                                                             1998             1999             2000
                                                                          ----------       ----------       ----------
Cash flows from operating activities:
Net loss                                                                     $(5,876)          (1,859)          (5,694)
Adjustments to reconcile net loss  to net cash used in operating activities:
Depreciation and amortization                                                  2,255            2,621            2,958
Provision for returns and doubtful accounts, net of write-offs                    29              (18)             331
Interest expense amortization                                                    482               60              ---
Changes in operating assets and liabilities:
     Accounts receivable                                                        (122)          (2,187)             437
     Inventory                                                                   641             (173)            (138)
     Refundable income taxes                                                     450              148              ---
     Prepaid expenses and other current assets                                   254               30             (138)
     Other assets                                                               (200)             (72)            (237)
     Accounts payable and accrued liabilities                                    344            1,044              (53)
     Deferred revenue and deposits                                               331              282              (94)
                                                                            --------          -------          -------
        Net cash used in operating activities                                 (1,412)            (124)          (2,628)
                                                                            --------          -------          -------
Cash flows from investing activities:
     Purchase of fixed assets                                                   (787)            (913)            (850)
     Additions to purchased and internally developed software                 (1,849)            (696)            (801)
                                                                            --------          -------          -------
        Net cash used in investing activities                                 (2,636)          (1,609)          (1,651)
                                                                            --------          -------          -------
Cash flows from financing activities:
     Proceeds from exercise of common stock options                               84              143              773
     Repayments of subordinated debt                                             (55)            (568)             (84)
     Proceeds from equity line financing                                       1,253            2,283            7,053
     Borrowings on line of credit                                                500              420              422
     Repayments of line of credit                                                ---             (420)            (922)
     Principal payments on capital leases                                        (88)            (137)            (149)
     Payment of dividends                                                        ---              (53)             (49)
     Issuance of warrants                                                         27              ---              ---
                                                                            --------          -------          -------
       Net cash provided by financing activities                               1,721            1,668            7,044
                                                                            --------          -------          -------
Net increase (decrease) in cash and cash equivalents                          (2,327)             (65)           2,765
Cash and cash equivalents, beginning of year                                   4,806            2,479            2,414
                                                                            --------          -------          -------
Cash and cash equivalents, end of year                                      $  2,479            2,414            5,179
                                                                            ========          =======          =======
Supplemental disclosure of cash flow information:
  Interest paid during year                                                 $    265               71              109
                                                                            ========          =======          =======
  Income taxes paid during year                                             $     13                9                4
                                                                            ========          =======          =======
  Noncash financing and investing activities:
     Assets acquired through capital lease                                  $    221              ---              ---
                                                                            ========          =======          =======
     Conversion of preferred stock to common stock                               ---              544              956
                                                                            ========          =======          =======
     Conversion of subordinated debt to preferred stock                     $  1,500              ---              500
                                                                            ========          =======          =======
     Issuance of warrants associated with conversion of
        subordinated debt                                                        ---              ---              235
                                                                            ========          =======          =======
     Beneficial conversion feature given to preferred
        shareholders                                                             ---              ---              110
                                                                            ========          =======          =======

                See accompanying notes to financial statements

                                SONIC SOLUTIONS
                         NOTES TO FINANCIAL STATEMENTS
                         March 31, 1998, 1999 and 2000

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

     During the fiscal year ended March 31, 2000, we introduced and began shipments of two new products: DVDit!(TM) and DVD Fusion(TM). DVD it! is an authoring application which provides simplified DVD authoring capabilities to consumer, "prosumer," and some professional users. DVD Fusion, which is a part of our DVD Creator product line, provides video producers and editors a comprehensive set of tools for encoding, authoring and proofing DVD-Video titles derived from projects created on non-linear video editing systems.

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

     We are dependent on sole-source suppliers for certain key components used in our products. We purchase these sole-source components pursuant to purchase orders placed from time to time. We do not carry significant inventories of these components, and have no guaranteed supply agreements. Any extended future interruption or limitation in the supply of any of the components obtained from a single source could have a material adverse effect on our results of operations.

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

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the years ended March 31, 1998, 1999 and 2000 (in thousands, except per share data):

                                                                                  Years Ended March 31,
                                                                      ------------------------------------------
                                                                        1998             1999             2000
                                                                      --------         --------         --------
Net loss.........................................................      $(5,876)          (1,859)          (5,694)
Beneficial conversion feature given to preferred shareholders....           --               --              110
Dividends paid to preferred shareholders.........................           --               53               49
                                                                       -------          -------          -------
Net loss applicable to common shareholders.......................       (5,876)          (1,912)          (5,853)
                                                                       =======          =======          =======

Weighted average number of  common shares outstanding............        7,761            8,896           10,460
                                                                       =======          =======          =======

Basic and diluted net loss per share applicable to common
 shareholders....................................................      $ (0.76)           (0.21)           (0.56)
                                                                       =======          =======          =======

     As of March 31, 1998, 1999 and 2000 potentially dilutive shares totaling 2,060,166; 1,834,502; and 1,253,947, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

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

     (k)  Stock-Based Compensation

     Our company has various stock-based compensation plans, as discussed in
Note 7. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to adopt only the disclosure based requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" and as such have disclosed the pro forma effects on net income (loss) and net income
(loss) per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

     (l)  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
Of

     We account for long-lived assets, including intangibles, at amortized cost. As part of our ongoing review of the valuation and amortization of long-lived assets, we assess the carrying value of such assets if the facts and circumstances suggest that they may be impaired. As a result, we have determined that our long-lived assets are not impaired as of March 31, 2000 and 1999.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

     In March 2000, the Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs", which outlines the accounting criteria for costs related to the development of web sites. We will be required to adopt EITF Issue No. 00-2 in fiscal quarters beginning after June 30, 2000. We are in the process of assessing any impact that the adoption of EITF Issue No. 00-2 will have on our financial position or results of operations.

     In March 2000, the EITF published their consensus on EITF Issue No. 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware". EITF Issue No. 00-3 outlines the accounting criteria for hosting arrangements. We do not expect the adoption of EITF Issue No. 00-3 to have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting For Certain Transactions involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. The FASB Interpretation No. 44 is effective July 1, 2000. We are in the process of assessing any impact that the adoption of FASB Interpretation No. 44 will have on our financial statements.

     (n)  Comprehensive Income

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with our company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended March 31, 1998, 1999 and 2000, net income and comprehensive income were equivalent. Accordingly, the adoption of SFAS No. 130 had no impact on our financial reporting.

(2)  INVENTORY

     The components of inventory consist of (in thousands):

                                                             March 31,
                                                       ---------------------
                                                        1999           2000
                                                       ------         ------
          Finished Goods                               $ 603            387
          Work-in-process                                187             75
          Raw materials                                   17            483
                                                       -----           ----
                                                       $ 807            945
                                                       =====           ====

(3)  FIXED ASSETS

     Fixed assets consist of (in thousands):

                                                             March 31,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------
          Equipment, furniture and fixtures             $ 4,781         5,382
          Demonstration equipment                         1,733         1,888
          Parts used in service, not held for sale        1,401         1,495
                                                        -------        ------
                                                          7,915         8,765
          Less accumulated depreciation                  (5,602)       (7,250)
                                                        -------        ------
                                                        $ 2,313         1,515
                                                        =======        ======

     Depreciation expense was $1,397,000, $1,365,000 and $1,648,000 for the years ended March 31, 1998, 1999, and 2000, respectively. As of March 31, 2000, fixed assets held under capital lease totaled $315,000 and accumulated depreciation on those assets totaled $253,000.

(4)  PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS

     Capitalized software costs consist of (in thousands):

                                                             March 31,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------
          Purchased software                            $   365           409
          Internally developed software                   5,278         6,035
                                                        -------        ------
                                                          5,643         6,444
          Accumulated amortization                       (3,258)       (4,568)
                                                        -------        ------
                                                        $ 2,385         1,876
                                                        =======        ======

     Amortization of capitalized software costs was $859,000, $1,255,000 and $1,310,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of (in thousands):

                                                             March 31,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------
          Accounts payable                               $1,988         1,089
          Commissions payable                               428           653
          Accrued compensation and benefits                 555           903
          Accrued expenses                                1,388         1,661
                                                         ------         -----
                                                         $4,359         4,306
                                                         ======         =====

(6)  CREDIT FACILITIES AND DEBT RESTRUCTURING

     In December, 1996, we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line", has been modified or renewed at various times since December 1996. The current bank credit line (renewed in September, 1999) provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on September 28, 2000. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On March 31, 2000, there were no borrowings outstanding under this agreement.

     Since December 1996, we have entered into a couple of different financing arrangements with Hambrecht & Quist Guaranty Finance, including a $5,100,000 financing facility and a $7,000,000 equity-based line of credit. In March 1998, $3,000,000 of the $5,100,000 financing facility was restructured into

$1,500,000 of debt. The debt had an interest rate of 7.25% and was due in October 1999. During the year ended march 31, 2000, 292,000 shares of the convertible preferred stock were converted to common stock.

     In October, 1999, we renegotiated our financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest are payable in monthly installments through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. We also enhanced the conversion rate of Hambrecht & Quist's existing Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock. The beneficial conversion feature, warrants and new debt were recorded at their relative fair values. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance.

     In December, 1997, we secured a $7,000,000 equity-based line of credit. Under this arrangement, we had the right to draw up to a total of $7,000,000 in cash in exchange for common stock. Pricing of the common stock issued was based on the market price of our common stock at the time of a draw subject to a 14% discount and a 4% commission payable in common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. In January, 1998, we filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of shares issued under this credit line. Under this equity-based line of credit, we drew a total of $3,808,000 and issued 1,522,000 shares of our common stock during fiscal years 1998 and 1999. This facility is no longer available to us.

     On May 20, 1999, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new arrangement, we were able to draw up to $12,000,000 in cash in exchange for common stock; provided, however, that in any event we can not sell more than a total of 1,800,000 shares to Kingsbridge under this arrangement, unless we obtain shareholder approval. Pricing of the common stock issued under this arrangement is based on the market price of our common stock at the time of a draw, discounted by 10% or 12%, depending upon the price of our common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on August 12, 1999 the Statement became effective. During the fiscal year ended March 31, 2000, we drew $7,408,000 from the credit line for which we issued 1,800,000 shares of common stock. Because of limitations on the total number of shares that can be issued under this line of credit, this facility is no longer available to us and was terminated on March 14, 2000.

(7)  SHAREHOLDERS' EQUITY

     Convertible Preferred Stock

     In October, 1999, we issued 153,846 shares of Series C Convertible Preferred Stock to Hambrecht & Quist Guaranty Finance in conjunction with our renegotiated financing arrangement with them. Also, in conjunction with the new financing arrangement we changed the conversion rate of all of our outstanding Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock.

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

     During 1995, we adopted the 1994 NonEmployee Directors Stock Option Plan which provides for the grant of stock options to Sonic Solutions' nonemployee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions' common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 22,000 options outstanding at March 31, 2000, at prices of $2.6560, $2.5625 and $1.6880 per share, of which 8,020 were exercisable.

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

     A summary of Sonic Solutions' option plans is presented below:

                                                1998                            1999                              2000
                                   ----------------------------      ----------------------------      ----------------------------
                                                      Weighted                         Weighted                          Weighted
                                                       Average                          Average                           Average
                                                      Exercise                         Exercise                          Exercise
                                     Options            Price          Options           Price           Options           Price
                                   -----------      -----------      -----------      -----------      -----------      -----------
Outstanding at beginning
 of year                              829,699          $5.53           1,660,178          2.89           2,026,333          2.80
Granted                             1,925,150           3.76             670,250          3.08             782,300          2.73
Exercised                             (50,062)          1.70             (64,225)         2.22            (298,208)         2.58
Forfeited                          (1,044,609)          6.66            (239,870)         4.32            (159,386)         4.94
                                   ----------          -----           ---------          ----           ---------          ----
Outstanding at end of year          1,660,178          $2.89           2,026,333          2.80           2,351,039          2.67
                                   ==========                          =========                         =========
Options exercisable at
 year end                             640,809          $2.82           1,179,191          2.65             902,506          2.54
Fair value of options granted
 during the year                                       $2.22                              2.06                              1.93

     Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS No. 123, our net loss and net loss per share for the years ended March 31, 1998, 1999 and 2000 would have been increased as indicated below (in thousands, except per share data):

                                                                    Years Ended
                                                                     March 31,
                                                        ----------------------------------
                                                           1998        1999         2000
                                                        ---------   ---------    ---------
        Net loss                   As Reported            $5,876       1,859        5,694
                                   Pro Forma              $6,572       3,640        7,532

        Net loss per share         As Reported            $ 0.76        0.21         0.56
                                   Pro Forma              $ 0.85        0.41         0.72

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000; risk-free interest rate of 5.97%, 4.65% and 6.04%, respectively; expected life of 4 years; 91%, 91% and 97% expected volatility, respectively; and no dividends.

     The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 2000 and does not consider compensation costs for stock options granted prior to April 1, 1995.

     The following table summarizes information about stock options outstanding at March 31, 2000.

                                                  Options Outstanding            Options Exercisable

                                                Weighted
                             Number             Average                Weighted             Number              Weighted
       Range of           Outstanding at        Remaining               Average          Outstanding at          Average
   Exercise Price        March 31, 2000       Contractual Life      Exercise Price      March 31, 2000       Exercise Price
-------------------      ---------------      ----------------      --------------      ---------------      --------------
From $1.43 to $1.75            359,527               7.87                $1.66               164,932              $1.64
From $2.00 to $2.91          1,662,678               8.11                 2.56               659,346               2.56
From $3.44 to $3.94            219,084               8.85                 3.73                51,304               3.69
From $4.18 to $4.75             27,250               8.89                 4.64                10,037               4.63
From $5.25 to $5.75             48,500               8.14                 5.52                16,887               5.69
From $6.00 to $6.88             34,000               7.00                 6.17                     -                  -
                             ---------               ----                -----               -------              -----

                             2,351.039               8.14                $2.67               902,506              $2.54
                             =========               ====                =====               =======              =====

(8)  INCOME TAXES

     The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

                                                                                    Years Ended March 31,
                                                                   -------------------------------------------------------
                                                                       1998                 1999                 2000
                                                                   --------------      --------------       --------------
Computed tax at statutory rate                                        $(1,998)              (630)               (1,969)
Tax credits utilized                                                      131                105                   137
State taxes, net of federal benefit                                         3                  5                     4
Tax exempt interest income                                                (36)               (19)                   --
Current year net operating losses, temporary
   differences and credits for which no benefit was
   recognized                                                           1,880                520                 1,804
IRS tax refund                                                             --                 --                   (99)
Other                                                                      20                 19                    26
                                                                      -------               ----                ------
                                                                      $    --                 --                   (97)
                                                                      =======               ====                ======

The components of deferred taxes are as follows (in thousands):

                                                                                           March 31,
                                                                   -------------------------------------------------------
                                                                          1998               1999              2000
                                                                   --------------      --------------       --------------
Deferred tax assets:
  Accounts receivable                                                  $   254                179                  585
  Inventories                                                              542                123                   49
  Tax credit carryforwards                                               1,550              2,086                2,440
  Net operating losses                                                   4,103              4,732                6,109
  Accrued vacation pay                                                      62                 55                  101
  Commissions                                                               40                  1                    1
  State income taxes                                                         1                 52                   62
  Warranty and other                                                        42                 51                   37
                                                                       -------             ------               ------
  Gross deferred tax assets                                              6,594              7,279                9,384
                                                                       -------             ------               ------
  Valuation allowance                                                   (5,343)            (6,309)              (8,651)
                                                                       -------             ------               ------
  Total deferred tax assets, net of valuation allowance                  1,251                970                  733

Deferred tax liabilities:
  Fixed assets                                                            (174)              (130)                (127)
  Internally developed software                                         (1,077)              (840)                (606)
                                                                       -------             ------               ------
  Total deferred tax liability                                          (1,251)              (970)                (733)
                                                                       -------             ------               ------
  Net deferred taxes                                                   $     -                  -                    -
                                                                       =======             ======               ======

     The net change in the valuation allowance for the year ended March 31, 1999 and 2000 was an increase of approximately $966,000 and $2,343,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and, that a valuation allowance is required.

     As of March 31, 2000, we have cumulative federal and California net operating losses of approximately $16,483,000 and $7,263,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2020. The California tax loss carryforwards will expire beginning in the year 2001 through 2005.

     As of March 31, 2000, we have cumulative unused research and development tax credits of approximately $1,747,000 and $858,000 which can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2009 through 2020; California credits will carryforward indefinitely.

     As of March 31, 2000, we have federal minimum tax credit carryforwards of approximately $135,000 which will carry forward indefinitely until utilized.

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

Future payments under capital and operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

                                                                                  Years Ended March 31,
                                                                        ----------------------------------------------
                                                                               Capital                Operating
                                                                                Leases                  Leases
                                                                        --------------------      --------------------
2001                                                                            $120                       705
2002                                                                              20                       705
2003                                                                               -                       117
2004                                                                               -                         -
2005                                                                               -                         -
Thereafter                                                                         -                         -
                                                                                ----                     -----
Total minimum lease payments                                                     140                     1,527
                                                                                                         =====
Less amount representing interest                                                (52)
Less current portion of obligations under capital lease                          (78)
                                                                                ----
Long-term  obligations under capital lease                                      $ 10
                                                                                ====

     Rent expense under operating leases for the years ended March 31, 1998, 1999 and 2000 was approximately $847,000, $954,000 and $953,000, respectively.

     (b)  Benefit Plan

     We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by the Company.

     (c)  Other

     We from time to time are subject to routine claims and litigation incidental to our business. We believe that the results of these matters will not have a material adverse effect on our financial condition.

(10) SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by us in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

     Our chief operating decision maker is considered to be our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations. Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line, revenue by geographic and significant customer information:

     Revenues by Product Line:

                                                                                Years Ended March 31,
                                                             -------------------------------------------------------------
                                                                    1998                 1999                    2000
                                                             ----------------      ----------------       ----------------
Revenues
  Consumer DVD                                                    $     -                    -                  1,805
  Pro Audio/Video                                                  19,881               21,899                 19,022
                                                                  -------               ------                 ------
Total net revenue                                                 $19,881               21,899                 20,827
                                                                  =======               ======                 ======

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                                                                Years Ended March 31,
                                                             -------------------------------------------------------------
                                                                    1998                 1999                    2000
                                                             ----------------      ----------------       ----------------
North America                                                     $ 9,612               11,702                 11,027
Export:
Europe                                                              4,949                5,707                  5,489
Pacific Rim                                                         4,009                4,218                  4,034
Other international                                                 1,311                  272                    277
                                                                  -------               ------                 ------
Total net revenue                                                 $19,881               21,899                 20,827
                                                                  =======               ======                 ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                                                                                                 Percent of Total Accounts
                                                    Years Ended March 31,                           Receivable March 31,
                                     -----------------------------------------------------     ----------------------------
                                        1998               1999               2000                         2000
                                    ------------      ------------       ----------------      ----------------------------
Customer A                               10%               11%                  11%                          6%
Customer B                                -                 -                   10%                          8%

(11) SUBSEQUENT EVENTS

     On May 4, 2000, we secured a new equity-based line of credit by entering into a new Private Equity Line Agreement with Kingsbridge. Under the new agreement, we may draw up to $20,000,000 in cash in exchange for up to 19.9% of our common stock. Pricing of the common stock issued under this agreement is based on the market price of our common stock at the time of a draw subject to discounts ranging from 8% to 12%. Borrowings from this credit facility are subject to the completion of a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this equity-based line of credit.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to executive officers is set forth in Part I of this Report and the information with respect to directors is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Proxy Statement for the year 2000 Annual Meeting of Shareholders.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement for the year 2000 Annual Meeting of Shareholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the year 2000 Annual Meeting of Shareholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the year 2000 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1.     Financial Statements.

               Included in Part II of this report:

               Report of Independent Auditors (page 33 of this Report).

               Balance Sheets as of March 31, 1999 and March 31, 2000.

               Statements of Operations for each of the three years in the period ended March 31, 2000.

               Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2000.

               Statements of Cash Flows for each of the three years in the period ended March 31, 2000.

               Notes to Financial Statements (pages 38 through 51 of this
               Report).

     (a)2.     Financial Statements Schedule.

               Included in Part IV of this report:

               Schedule II  Valuation and Qualifying Accounts

               All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

     (a)3.     Exhibits:

               3.1    (1)  Restated Articles of Incorporation

               3.2    (1)  Amended and Restated By-Laws

               4.1    (1)  Specimen Common Stock Certificate

               10.1   (1)  Amended and Restated Stock Option Plan (compensatory
                           plan)

               10.2   (1)  Lease Agreement dated December 16, 1991 between
                           Phoenix Leasing Incorporated and the Company

               10.3   (1)  Loan Agreement dated November 28, 1993 between Bank
                           of America and the Company

               10.4   (1)  Agreement dated September 28, 1993 between JL Cooper
                           Electronics and the Company

               10.5   (1)  Form of Indemnity Agreement

               10.6   (2)  Lease Agreement dated January 26, 1995 between Golden
                           Gate Plaza and the Company

               10.7    (3)   Private Line of Credit Agreement dated December 31,
                             1997 between Kingsbridge Capital Limited and the
                             Company

               10.8    (4)   Private Securities Subscription Agreement dated
                             March 31, 1998 between Hambrecht & Quist Guaranty
                             Finance, LLC and the Company

               10.9    (5)   Stock purchase agreement dated May 20, 1999 between
                             Sonic Solutions and Kingsbridge Capital Limited

               10.10   (5)   Registration Rights Agreement dated May 20, 1999
                             between Sonic Solutions and Kingsbridge Capital
                             Limited

               10.11   (6)   Private Securities Subscription Agreement dated
                             October 15, 1999 between Hambrecht & Quist Guaranty
                             Finance, LLC and the Company

               10.12   (7)   1998 Stock Option Plan (compensatory plan)

               10.13 Stock purchase agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

               10.14 Registration Rights Agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

               23.1          Consent of KPMG LLP

               24.1          Power of Attorney (see page 58)

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

(2) Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.

(4) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

(5) Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.

(6) Incorporated by reference to exhibits to Registration Statement on Form S-3 filed on March 17, 2000.

(7) Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on July 21, 1998.

     (b)  Reports on Form 8-K:  None.

                         FINANCIAL STATEMENT SCHEDULE

                                SONIC SOLUTIONS

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1998, 1999 and 2000
                                (in thousands)

                                                       Balance at     Charged to     Charged                        Balance
                                                       beginning      costs and      to other                      at end of
                                                       of period       expenses      accounts      Deductions       period
                                                     -------------  -------------  ------------  --------------  -------------
Year ended March 31, 1998
     Allowance for doubtful accounts.............          $221            44            --           (42)             223
     Allowance for returns.......................           367            --           190          (163)             394
                                                           ----           ---           ---          ----              ---
                                                           $588            44           190          (205)             617
                                                           ====           ===           ===          ====              ===
Year ended March 31, 1999
     Allowance for doubtful accounts.............          $223            50            --          (133)             140
     Allowance for returns.......................           394            --            85           (20)             459
                                                           ----           ---           ---          ----              ---
                                                           $617            50            85          (153)             599
                                                           ====           ===           ===          ====              ===
Year ended March 31, 2000
     Allowance for doubtful accounts.............          $140           650            --          (319)             471
     Allowance for returns.......................           459            --            --            --              459
                                                           ----           ---           ---          ----              ---
                                                           $599           650            --          (319)             930
                                                           ====           ===           ===          ====              ===

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, Sonic Solutions certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Novato, State of California, on the 26th day of June, 1999.

                                      Sonic Solutions

                                      By:  /s/ Robert J. Doris
                                           ------------------------------------
                                           Robert J. Doris, President



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


June 26, 2000    /s/ Robert J. Doris
                 ---------------------------------------------------------
                 President and Director (Principal Executive Officer)
                 Robert J. Doris

June 26, 2000    /s/ Mary C. Sauer
                 ---------------------------------------------------------
                 Senior Vice President of Business Development and
                 Director Mary C. Sauer

June 26, 2000    /s/ Robert M. Greber
                 ---------------------------------------------------------
                 Director
                 Robert M. Greber

June 26, 2000    /s/ Peter J. Marguglio
                 ---------------------------------------------------------
                 Director
                 Peter J. Marguglio

June 26, 2000    /s/ A. Clay Leighton
                 ---------------------------------------------------------
                 Senior Vice President of Worldwide Operations and
                 Finance and Chief Financial Officer (Principal Financial
                 Accounting Officer)
                 A. Clay Leighton