Form 10-Q
period 2000-06-30
SONIC SOLUTIONS/CA/
filed 2000-08-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q
(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to _____________

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

                            Yes   x             No ___
                                -----


The number of outstanding shares of the registrant's Common Stock on July 20, 2000, was 12,395,426.

================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

                 For the quarterly period ended June 30, 2000


                               Table of Contents

                                                                    Page
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Balance Sheets as of March 31, 2000
           and June 30, 2000........................................  3

           Condensed Statements of  Operations for the
           quarter ended June 30, 2000 and 2000.....................  4

           Condensed Statements of Cash Flows for the
           quarter ended June 30, 1999 and 2000.....................  5

           Notes to Condensed Financial Statements..................  6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............  9

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk.............................................. 12

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K......................... 13

           Signatures............................................... 14

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                                          2000
                                                                                         -------------------------------------
                ASSETS                                                                        March 31            June 30
                ------                                                                   ------------------   ----------------
                                                                                                                 (unaudited)
Current Assets:
   Cash and cash equivalents...........................................................            $  5,179              3,657
   Accounts receivable, net of allowance for returns and doubtful accounts of $930 and $1,063 at March 31, 2000 and June 30,
       2000, respectively..............................................................               4,635              5,657
   Inventory...........................................................................                 945              1,008
   Prepaid expenses and other current assets...........................................                 425                331
                                                                                                   --------            -------
   Total current assets................................................................              11,184             10,653
Fixed assets, net......................................................................               1,515              1,351
Purchased and internally developed software costs, net.................................               1,876              1,727
Other assets...........................................................................                 393                411
                                                                                                   --------            -------

   Total assets........................................................................            $ 14,968             14,142
                                                                                                   ========             ======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
   Accounts payable and accrued liabilities............................................            $  4,306              4,826
   Deferred revenue and deposits.......................................................               1,224              1,245
   Subordinated debt...................................................................                 600                485
   Current portion of obligations under capital leases.................................                  78                 62
                                                                                                   --------            -------

   Total current liabilities...........................................................               6,208              6,618
Obligations under capital leases, net of current portion..............................                   10                  2
                                                                                                   --------            -------
   Total liabilities...................................................................               6,218              6,620
                                                                                                   --------            -------
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 155,544 and 0
 shares issued and outstanding at March 31, 2000 and June 30, 2000, respectively.......                506                  -
Common stock, no par value, 30,000,000 shares authorized; 12,050,214 and 12,350,230 shares issued and outstanding at March 31, 2000
 and June 30, 2000, respectively.......................................................              27,083             27,607
Accumulated deficit....................................................................             (18,839)           (20,085)
                                                                                                   --------            -------

   Total shareholders' equity..........................................................               8,750              7,522
                                                                                                   --------            -------
   Total liabilities and shareholders' equity..........................................            $ 14,968             14,142
                                                                                                   ========            =======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                      Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)

<CAPTIONS>
                                                                                     Quarter Ended June 30,
                                                                                     ----------------------
                                                                                      1999            2000
                                                                                     ------          ------
Net revenue.............................................................            $ 5,591           5,001
Cost of revenue.........................................................              2,672           1,734
                                                                                    -------          ------

     Gross profit.......................................................              2,919           3,267
                                                                                    -------          ------

Operating expenses:
     Marketing and sales................................................              2,151           2,347
     Research and development...........................................              1,600           1,351
     General and administrative.........................................                368             773
                                                                                    -------          ------

     Total operating expenses...........................................              4,119           4,471
                                                                                    -------          ------

     Operating loss.....................................................             (1,200)         (1,204)

Other expense, net......................................................                (51)            (42)
                                                                                    -------          ------

     Loss before income taxes...........................................             (1,251)         (1,246)

Provision (benefit) for income taxes....................................                (97)              0
                                                                                    -------          ------

     Net loss...........................................................             (1,154)         (1,246)

Dividends paid to preferred shareholders................................                 14               8
                                                                                    -------          ------

     Net loss applicable to common shareholders.........................            $(1,168)         (1,254)
                                                                                    =======          ======
     Basic and diluted loss per share applicable to common shareholders.            $ (0.12)          (0.10)
                                                                                    =======          ======

     Weighted average shares used in computing per share amounts........              9,476          12,201
                                                                                    =======          ======



           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                      Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                                 Quarter Ended June 30,
                                                                                                 ----------------------
                                                                                                1999              2000
                                                                                               -------           ------
Cash flows from operating activities:
Net loss.............................................................................          $(1,154)           (1,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization........................................................              678               610
Provision for returns and doubtful accounts, net of write-offs.......................               50               133
Interest expense amortization........................................................                -                50
Changes in operating assets and liabilities:
     Accounts receivable.............................................................             (436)           (1,155)
     Inventory.......................................................................                9               (63)
     Prepaid expenses and other current assets.......................................              (76)               94
     Other assets....................................................................                4               (18)
     Accounts payable and accrued liabilities........................................              299               520
     Deferred revenue and deposits...................................................               32                21
                                                                                               -------            ------
          Net cash used in operating activities......................................             (594)           (1,054)
                                                                                               -------            ------
Cash flows from investing activities:
     Purchase of fixed assets........................................................             (166)             (120)
     Additions to purchased and internally developed software........................             (225)             (177)
                                                                                               -------            ------
          Net cash used in investing activities......................................             (391)             (297)
                                                                                               -------            ------
Cash flows from financing activities:
     Proceeds from exercise of common stock options..................................               13                82
     Costs associated with equity line financing.....................................              (40)              (56)
     Amortization of warrants........................................................               30                 -
     Payment of dividends............................................................              (14)               (8)
     Repayments of subordinated debt.................................................                -              (165)
     Principal payments on capital leases............................................              (37)              (24)
                                                                                               -------            ------
          Net cash used by financing activities......................................              (48)             (171)
                                                                                               -------            ------
Net decrease in cash and cash equivalents............................................           (1,033)           (1,522)
Cash and cash equivalents, beginning of period.......................................            2,414             5,179
                                                                                               -------            ------
Cash and cash equivalents, end of period.............................................          $ 1,381             3,657
                                                                                               =======            ======
Supplemental disclosure of cash flow information:
     Interest paid during period.....................................................          $    27                15
                                                                                               -------            ------
     Income taxes paid during period.................................................          $     2                 2
                                                                                               -------            ------

     Noncash financing and investing activities:
       Conversion of preferred stock to common stock.................................          $    25               506
                                                                                               =======            ======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                    Notes to Condensed Financial Statements
                                  (unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 2000, filed with the Securities and Exchange Commission (SEC).

(2)  Basic and diluted loss per share

     SFAS No. 128 "Earnings Per Share" requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share.

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the first quarters ended June 30, 1999 and 2000 (in thousands, except per share data, unaudited):

                                                                               Quarter ended June 30,
                                                                               ----------------------
                                                                            1999                    2000
                                                                           -------                 ------

Net loss...........................................................        $(1,154)                 (1,246)
Dividends paid to preferred shareholders...........................             14                       8
                                                                           -------                  ------
Net loss applicable to common shareholders.........................        $(1,168)                 (1,254)
                                                                           =======                  ======

Weighted average number of common shares
  outstanding......................................................          9,476                  12,201
                                                                           =======                  ======

Basic and diluted net loss per share applicable to
  common shareholders..............................................        $ (0.12)                  (0.10)
                                                                           =======                  ======

     As of June 30, 1999 and 2000, potentially dilutive shares totaling 2,309,257 and 845,010, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands, unaudited):

                                            March 31,         June 30,
                                            ---------         --------
                                              2000              2000
                                              ----              ----
Finished goods...........................
Work-in-process..........................    $ 387               487
Raw materials............................       75                64
                                               483               457
                                             -----             -----
                                             $ 945             1,008
                                             =====             =====

(4)  Equity Financing

     On May 4, 2000, we entered into a new Private Equity Line Agreement with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under this Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a Registration Statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. We filed such a Registration Statement with the SEC on July 19, 2000. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement.

(5)  Significant Customer Information and Segment Reporting

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which we adopted in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

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

     Revenues by Product Line:

                                           Quarter Ended June 30,
                                         ------------------------
                                           1999             2000
                                         --------         -------
Revenues
  Consumer DVD                           $    -               534
  Pro Audio/Video                         5,591             4,467
                                         ------             -----
Total net revenue                        $5,591             5,001
                                         ======             =====

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                                   Quarter Ended June 30,
                                                -------------------------
                                                 1999               2000
                                                ------             ------
North America                                   $2,889             2,663
Export:
Europe                                           1,400             1,335
Pacific Rim                                      1,134               977
Other international                                168                26
                                                ------             -----
Total net revenue                               $5,591             5,001
                                                ======             =====

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                                                                        Percent of Total   Percent of Total
                                                                            Accounts           Accounts
                                                                           Receivable         Receivable
                                              Quarter Ended June 30,         June 30,           June 30,
                                             ------------------------   ------------------  ---------------
                                              1999               2000               1999               2000
Customer A                                      9%                 11%                 9%                 9%
Customer B                                      4%                 12%                 9%                11%


(6)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative instruments and hedging activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting For Certain Transactions involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. The FASB Interpretation No. 44 was effective beginning July 1, 2000. We are in the process of assessing any impact that the adoption of FASB Interpretation No. 44 will have on our financial statements in future quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our Annual Report on Form 10-K for the year ended March 31, 2000.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

Results of Operations

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 1999 and 2000:

                                          Quarter Ended June 30
                                          ---------------------
                                        1999                 2000
                                        ----                 ----
 Net revenue.....................      100.0%               100.0%
 Cost of revenue.................       47.8                 34.7
                                      ------               ------
 Gross profit....................       52.2                 65.3
 Operating expenses:
     Marketing and sales.........       38.5                 46.9
     Research and development....       28.6                 27.0
     General and administrative..        6.6                 15.5
                                      ------               ------
 Total operating expenses........       73.7                 89.4
                                      ------               ------
 Operating loss..................      (21.5)               (24.1)
 Other expense...................       (0.9)                (0.8)
 Provision (benefit) for income         (1.7)                   -
  taxes..........................     ------               ------
 Net loss........................     (20.7)%              (24.9)%
                                      ======               ======


Comparison of First Quarters Ended June 30

  NET REVENUE. Our net revenue decreased from $5,591,000 for the first quarter ended June 30, 1999 to $5,001,000 for the first quarter ended June 30, 2000, representing an decrease of 11%. The decrease in revenue is due primarily to the decrease in sales of our audio products. This decrease was partially offset by increases in sales of our DVD products, in particular DVDit!, our Consumer DVD product which we introduced in September 1999.

  International sales accounted for 48.3% and 46.8% of our net revenue for the first quarter ended June 30, 1999 and 2000, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. International sales as a percentage of our total sales fluctuate from quarter to quarter depending on a number of factors.

  COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 47.8% for the first quarter ended June 30, 1999 to 34.7% for the quarter ended June 30, 2000. The decrease in cost of revenue is primarily due to the shift in sales product mix towards higher margin professional DVD systems and towards our DVDit! (Consumer DVD) product. In general we have been selling less hardware as a percentage of revenue in our professional systems and our DVDit! product includes no hardware.

  MARKETING AND SALES. Our marketing and sales expenses increased from $2,151,000 for the first quarter ended June 30, 1999 to $2,347,000 for the first quarter ended June 30, 2000. Marketing and sales represented 38.5% and 46.9% of net revenue for the first quarter ended June 30, 1999 and 2000, respectively. Our marketing and sales expenses increased primarily due to increases in salary expenses as a result of the increase in headcount, and increases in advertising and marketing costs related to our DVDit! and our DVD Creator product lines and our enhanced participation at major tradeshows. Our marketing and sales headcount increased from thirty-nine at June 30, 1999 to forty-two at June 30, 2000. Included in our marketing and sales expenses are dealer and employee commission expenses, which as a percentage of net revenue decreased from 4.8% for the first quarter ended June 30, 1999 to 4.0% for the first quarter ended June 30, 2000.

  RESEARCH AND DEVELOPMENT. Our research and development expenses decreased from $1,600,000 for the first quarter ended June 30, 1999 to $1,351,000 for the first quarter ended June 30, 2000. Our research and development expenses represented 28.6% and 27.0% of net revenue for the first quarter ended June 30, 1999 and 2000, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses decreased primarily due to decreases in consulting and prototype expenses associated with new product introductions. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions. Headcount for research and development increased from thirty-three at June 30, 1999 to thirty-four at June 30, 2000.

  GENERAL AND ADMINISTRATIVE. Our general and administrative expense increased from $368,000 for the first quarter ended June 30, 1999 to $773,000 for the first quarter ended June 30, 2000. Our general and administrative expenses represented 6.6% and 15.5% of net revenue for the first quarter ended June 30, 1999 and 2000, respectively. The increase in general and administrative expenses is primarily due to a charge to bad debt expense of $170,000 in the quarter ended June 30, 2000 which represented an additional reserve for sales to audio professionals and distributors who are experiencing liquidity difficulties due to a decline in their business. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and our operations expand.

  OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the first quarter ended June 30, 1999 and 2000, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, a benefit was recorded for the first quarter ended June 30, 1999 and no provision was made for income taxes for the first quarter ended June 30, 2000. The benefit recorded for the quarter ended June 30, 1999 reflected the refund due us per the conclusion of an Internal Revenue Service audit. During the 2000 fiscal year, we exhausted our ability to carryback some of our tax losses resulting from operations in the fiscal year ended March 31, 1996.

  LIQUIDITY AND CAPITAL RESOURCES. In December 1996, we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line," has been modified or renewed at various times since December 1996. The current bank credit line was renewed in September, 1999 and provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line will expire on September 28, 2000. This bank credit line provides for a variety of covenants, including among other things, that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On June 30, 2000, there were no borrowings outstanding under this agreement.

  In October, 1999, we renegotiated our financing arrangement with Hambrecht
& Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest are payable in monthly installments through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. We also enhanced the conversion rate of Hambrecht & Quist's existing Series C Convertible Preferred Stock so that each share of Series C Convertible Preferred Stock is convertible into 1.625 shares of Common Stock. The beneficial conversion feature, warrants and new debt were recorded at their relative fair values. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C Convertible Preferred Stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist

Guaranty. This Registration Statement on Form S-3 became effective on March 17, 2000. During the quarter ended June 30, 2000 all shares of the Series C Convertible Preferred Stock were converted into common stock.

  On May 20, 1999, we obtained an equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge Capital. Under this arrangement, we were able to draw up to $12,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this arrangement was based on the market price of our common stock at the time of a draw, discounted by 10% or 12%, depending upon the price of our common stock. The availability of the credit line, and the amounts and timing of draws under the line were subject to a number of conditions. On May 27, 1999, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on August 12, 1999 the Registration Statement became effective. During the fiscal year ended March 31, 2000, we drew $7,408,000 from the credit line for which we issued 1,800,000 shares of common stock. Because of limitations on the total number of shares that could be issued under this line of credit, this facility is no longer available to us and was terminated on March 14, 2000.

  On May 4, 2000, we entered into a new Private Equity Line Agreement with Kingsbridge Capital. Under this Agreement, we may draw cash in exchange for our common stock. The total of all draws may not exceed $20,000,000 in cash, or 19.9% of our outstanding common stock. The pricing of individual draws is based on the market price of our common stock around the time of a draw subject to discounts ranging from 8% to 12%. On July 19, 2000 we filed a Registration Statement on Form S-1 to register for resale to the public shares that Kingsbridge may receive from us under this credit line. This Registration Statement has not yet become effective, and we will be unable to draw on this credit line until the Registration Statement is effective. Also, the amounts and timing of draws under the line are subject to a number of other conditions and restrictions, which are discussed in more detail in the Registration Statement. While we anticipate that the Registration Statement will become effective in the near future, and that conditions will be such that this line of credit will be available to us, we cannot be sure of this.

  Our operating activities have used cash of $594,000 and $1,054,000 for the first quarter ended June 30, 1999 and 2000, respectively. Cash was used primarily to fund the operating losses and to support the increase in accounts receivables. In addition to our operating losses and increases in accounts receivable, we utilized cash during both quarters to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

  We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the new equity based line of credit with Kingsbridge (when and if it becomes available to us - see discussion above) will be sufficient to meet our cash requirements at least through the end of fiscal year 2001.

  As of June 30, 2000, we had cash and cash equivalents of $3,657,000 and working capital of $4,035,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk is confined to cash and cash equivalents, which have maturities of less than three months. The securities in the investment portfolio are not leveraged and are, due to their very short term nature, subject to minimal interest rate risk. We invest cash and cash equivalents in money market funds.

                          PART II - OTHER INFORMATION



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  No disclosure is required or applicable pursuant to Item 102 of Regulation S-K




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

    Exhibit                     Description
    ------- ---  ---------------------------------------------------------

      4.1   (1)  Private equity line agreement between Sonic Solutions and
                 Kingsbridge Capital Limited dated as of May 4, 2000
      4.2   (1)  Registration Rights Agreement between Sonic Solutions and
                 Kingsbridge Capital Limited dated as May 4, 2000
     23.1   (2)  Consent of Heller Ehrman White & McAuliffe
     23.2   (2)  Consent of KPMG LLP
     24     (2)  Power of Attorney
     27.1        Financial Data Schedule

(1)  Incorporated by reference to exhibits to Annual Report on Form 10-K for the
     Fiscal Year Ended   March 31, 2000.

(2) Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on July 19, 2000.


    (b)    Reports on Form 8-K
           None.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 11th day of August, 2000.



   SONIC SOLUTIONS

                    Signature                                    Date
                    ---------                                    -----
     /s/ Robert J. Doris                                    August 11, 2000
         -------------------------------------------
         Robert J. Doris
         President and Director (Principal Executive
         Officer)

     /s/ A. Clay Leighton                                   August 11, 2000
         -------------------------------------------
         A. Clay Leighton
         Senior Vice President of Worldwide
         Operations and Finance
         and Chief Financial Officer (Principal
         Financial Accounting Officer)