Form 10-Q
period 2000-09-30
SONIC SOLUTIONS/CA/
filed 2000-11-14
CIK 916235

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

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

The number of outstanding shares of the registrant's Common Stock on October 31, 2000, was 12,350,230.

--------------------------------------------------------------------------------

                                SONIC SOLUTIONS

                                   FORM 10-Q

               For the quarterly period ended September 30, 2000


                               Table of Contents


PART I.    FINANCIAL INFORMATION

                                                                                                              Page
ITEM 1.
            Condensed Balance Sheets as of March 31, 2000
            and September 30, 2000..........................................................................   3

            Condensed Statements of  Operations for the
            three and six months ended September 30, 1999 and 2000..........................................   4

            Condensed Statements of Cash Flows for the
            six months ended September 30, 1999 and 2000....................................................   5

            Notes to Condensed Financial Statements.........................................................   6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................................................  10

ITEM 3.     Quantitative and Qualitative disclosures about
            Market Risk.....................................................................................  13

PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders.............................................  14

ITEM 6.     Exhibits and Reports on Form 8-K................................................................  14

            Signatures......................................................................................  15

                          PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions

                            Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                                         2000
                                                                                          -----------------------------------
                                    ASSETS                                                   March 31          September 30
                                    ------                                                --------------     ----------------
                                                                                                                (unaudited)
Current Assets:
    Cash and cash equivalents..........................................................       $  5,179           $  2,947
    Accounts receivable, net of allowance for returns and doubtful accounts of $930
        and $1,039 at March 31, 2000 and September 30, 2000, respectively..............          4,635              4,051
    Inventory..........................................................................            945                714
    Prepaid expenses and other current assets..........................................            425                419
                                                                                              --------           --------
        Total current assets...........................................................         11,184              8,131
Fixed assets, net......................................................................          1,515              1,176
Purchased and internally developed software costs, net.................................          1,876              1,504
Other assets...........................................................................            393                399
                                                                                              --------           --------
        Total assets...................................................................       $ 14,968           $ 11,210
                                                                                              ========           ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
        Accounts payable and accrued liabilities.......................................       $  4,306           $  4,066
        Deferred revenue and deposits..................................................          1,224              1,143
        Subordinated debt..............................................................            600                357
        Current portion of obligations under capital leases............................             78                 42
                                                                                              --------           --------
        Total current liabilities......................................................          6,208              5,608
Obligations under capital leases, net of current portion...............................             10                  0
                                                                                              --------           --------
        Total liabilities..............................................................          6,218              5,608

Commitments and contingencies

Shareholders' Equity:
    Convertible preferred stock, no par value, 10,000,000 shares authorized; 155,544 and 0 shares issued and outstanding at March 31, 2000 and September 30, 2000,
        respectively...................................................................            506                  0
    Common stock, no par value, 30,000,000 shares authorized; 12,050,214 and
        12,350,230 shares issued and outstanding at March 31, 2000 and September 30,
        2000, respectively.............................................................         27,083             27,582
    Accumulated deficit................................................................        (18,839)           (21,980)
                                                                                              --------           --------
        Total shareholders' equity.....................................................          8,750              5,602
                                                                                              --------           --------
        Total liabilities and shareholders' equity.....................................       $ 14,968           $ 11,210
                                                                                              ========           ========

          See accompanying notes to condensed financial statements.

                                Sonic Solutions

                       Condensed Statements of Operations
              (in thousands, except share amounts -- unaudited)


                                                                       Three Months Ended    Six Months Ended
                                                                          September 30,        September 30,
                                                                       ------------------    ----------------
                                                                          1999      2000      1999      2000
                                                                         ------    ------    ------    ------

Net revenue.........................................................    $ 4,811   $ 4,089   $10,402   $ 9,090
Cost of revenue.....................................................      2,037     1,622     4,709     3,356
                                                                        -------   -------   -------   -------

    Gross profit....................................................      2,774     2,467     5,693     5,734
                                                                        -------   -------   -------   -------

Operating expenses:
    Marketing and sales.............................................      2,193     2,344     4,344     4,691
    Research and development........................................      1,691     1,453     3,291     2,804
    General and administrative......................................        364       533       732     1,306
                                                                        -------   -------   -------   -------
    Total operating expenses........................................      4,248     4,330     8,367     8,801
                                                                        -------   -------   -------   -------
    Operating loss..................................................     (1,474)   (1,863)   (2,674)   (3,067)

Other expense, net..................................................        (43)      (32)      (94)      (74)
                                                                        -------   -------   -------   -------
    Loss before income taxes........................................     (1,517)   (1,895)   (2,768)   (3,141)

Provision (benefit) for income taxes................................          0         0       (97)        0
                                                                        -------   -------   -------   -------
    Net loss........................................................     (1,517)   (1,895)   (2,671)   (3,141)

Dividends paid to preferred shareholders............................         14         0        28         8
                                                                        -------   -------   -------   -------
    Net loss applicable to common shareholders......................    $(1,531)  $(1,895)  $(2,699)  $(3,149)
                                                                        =======   =======   =======   =======
    Basic and diluted loss per share applicable to common
     shareholders...................................................    $ (0.15)  $ (0.15)  $ (0.28)  $ (0.26)
                                                                        =======   =======   =======   =======

    Weighted average shares used in computing per share amounts.....      9,909    12,351     9,692    12,276
                                                                        =======   =======   =======   =======




           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                       Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                              Six Months Ended September 30,
                                                                                              -----------------------------
                                                                                                  1999              2000
                                                                                                -------            ------
Cash flows from operating activities:
Net loss.............................................................................           $(2,671)          $(3,141)
 Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization........................................................             1,432             1,209
Provision for returns and doubtful accounts, net of write-offs.......................                50               109
Interest expense amortization........................................................                 0                89
Changes in operating assets and liabilities:
        Accounts receivable..........................................................              (717)              475
        Inventory....................................................................              (598)              231
        Prepaid expenses and other current assets....................................              (149)                6
        Other assets.................................................................                 4                (6)
        Amortization of discount on warrants.........................................                50                 0
        Accounts payable and accrued liabilities.....................................               574              (240)
        Deferred revenue and deposits................................................                (8)              (81)
                                                                                                -------           -------
           Net cash used in operating activities.....................................            (2,033)           (1,349)
                                                                                                -------           -------
Cash flows from investing activities:
        Purchase of fixed assets.....................................................              (449)             (216)
        Additions to purchased and internally developed software.....................              (424)             (282)
                                                                                                -------           -------
           Net cash used in investing activities.....................................              (873)             (498)
                                                                                                -------           -------
Cash flows from financing activities:
        Proceeds from exercise of common stock options...............................                28                82
        Borrowings on line of credit.................................................               422                 0
        Proceeds(costs) associated with equity line financing........................             1,825               (81)
        Payment of dividends.........................................................               (28)               (8)
        Repayments of subordinated debt..............................................                 0              (332)
        Principal payments on capital leases.........................................               (73)              (46)
                                                                                                -------           -------
           Net cash provided by (used in) financing activities.......................             2,174              (385)
                                                                                                -------           -------
Net decrease in cash and cash equivalents............................................              (732)           (2,232)

Cash and cash equivalents, beginning of period.......................................             2,414             5,179
                                                                                                -------           -------
Cash and cash equivalents, end of period.............................................           $ 1,682           $ 2,947
                                                                                                =======           =======
Supplemental disclosure of cash flow information:

        Interest paid during period..................................................           $    55           $    24
                                                                                                =======           =======
        Income taxes paid during period..............................................           $     0                 0
                                                                                                =======           =======
Noncash financing and investing activities:
        Conversion of preferred stock to common stock................................           $    73           $   506
                                                                                                =======           =======

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

(2)  Basic and diluted loss per share

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the quarter and six months ended September 30, 1999 and 2000 (in thousands, except per share data):

                                                                 Three Months Ended            Six Months Ended
                                                                    September 30,                September 30,
                                                               ---------------------         ---------------------
                                                                 1999          2000           1999           2000
                                                               -------        -------        -------        -------

Net loss.................................................      $(1,517)       $(1,895)       $(2,671)       $(3,141)
Dividends paid to preferred shareholders.................           14              -             28              8
                                                               -------        -------        -------        -------
Net loss applicable to common shareholders...............      $(1,531)       $(1,895)       $(2,699)       $(3,149)
                                                               =======        =======        =======        =======
Weighted average number of common shares outstanding.....        9,909         12,351          9,692         12,276
                                                               =======        =======        =======        =======
Basic and diluted net loss per share applicable to
 common shareholders.....................................      $ (0.15)       $ (0.15)       $ (0.28)       $ (0.26)
                                                               =======        =======        =======        =======

    As of September 30, 1999 and 2000, potentially dilutive shares totaling 1,621,067 and 152,759, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in loss per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands, unaudited):


                                              March 31,     September 30,
                                                2000            2000
                                              ---------     ------------
Finished goods.......................          $ 387           $ 191
Work-in-process......................             75              62
Raw materials........................            483             461
                                               -----           -----
                                               $ 945           $ 714
                                               =====           =====


(4)  Equity Financing

     On May 4, 2000, we entered into a new Private Equity Line Agreement with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under this Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. On July 19, 2000, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this Agreement and on November 13, 2000 the Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement.

(5)  Significant Customer Information and Segment Reporting

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which we adopted in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

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

     Revenues by Product Line:

                                            Three Months Ended             Six Months Ended
                                              September 30,                  September 30,
                                       ----------------------------  ----------------------------
                                            1999           2000          1999           2000
                                       -------------  -------------  -------------  -------------
Revenues
  Consumer DVD                            $  292         $  439        $   292         $  973
  Pro AudioVideo                           4,519          3,650         10,110          8,117
                                          ------         ------        -------         ------
Total net revenue                         $4,811         $4,089        $10,402         $9,090
                                          ======         ======        =======         ======

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                            Three Months Ended             Six Months Ended
                                              September 30,                  September 30,
                                       ----------------------------  ----------------------------
                                            1999           2000          1999           2000
                                       -------------  -------------  -------------  -------------
North America                             $2,516          $2,170        $ 5,404        $4,833
Export:
  Europe                                   1,296           1,257          2,697         2,592
  Pacific Rim                                979             662          2,113         1,640
  Other international                         20               -            188            25
                                          ------          ------        -------        ------
Total net revenue                         $4,811          $4,089        $10,402        $9,090
                                          ======          ======        =======        ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                                       Revenues
                      -----------------------------------------
                      Three Months Ended       Six Months Ended      Percent of Total Accounts
                         September 30,           September 30,        Receivable September 30,
                      ------------------       ----------------      --------------------------
                        1999      2000            1999    2000          1999          2000
                      --------  --------       -------- -------      ----------   -------------
Customer A              13%        3%             11%      7%             6%          1%
Customer B              12%       21%              8%     16%            11%          8%

(6)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative instruments and hedging activities". We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB 101 in the fourth quarter of fiscal year 2001. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting For Certain Transactions involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. We adopted FASB Interpretation No. 44 effective July 1, 2000.

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

Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 1999 and 2000:


                                        Three Months Ended   Six Months Ended
                                          September 30,        September 30,
                                        ------------------   ------------------
                                          1999      2000       1999       2000
                                        -------   --------   -------    -------

Net revenue...........................  100.0 %   100.0 %    100.0 %    100.0 %
Cost of revenue.......................   42.3      39.7       45.3       36.9
                                        -----     -----      -----      -----
Gross profit..........................   57.7      60.3       54.7       63.1
Operating expenses:
     Marketing and sales..............   45.6      57.3       41.8       51.6
     Research and development.........   35.1      35.5       31.6       30.8
     General and administrative.......    7.6      13.0        7.0       14.5
                                        -----     -----      -----      -----
Total operating expenses..............   88.3     105.8       80.4       96.9
                                        -----     -----      -----      -----
Operating loss........................  (30.6)    (45.5)     (25.7)     (33.8)
Other expense.........................   (0.9)     (0.8)      (0.9)      (0.8)
Provision (benefit) for income taxes..    0.0       0.0       (0.9)       0.0
                                        -----     -----      -----      -----
Net loss..............................  (31.5)%   (46.3)%    (25.7)%    (34.6)%
                                        =====     =====      =====      =====

Comparison of Second Quarters Ended September 30

     NET REVENUE. Our net revenue decreased from $4,811,000 for the second quarter ended September 30, 1999 to $4,089,000 for the second quarter ended September 30, 2000, representing a decrease of 15%. For the six months ended September 30, 2000, net revenue decreased from $10,402,000 to $9,090,000 compared to the same period in the prior fiscal year, representing a decrease of 13%. The decrease in revenue for the three and six months ended September 30, 2000 is due primarily to the decrease in sales of our audio products. This decrease was partially offset by increases in sales of our DVD products, in particular DVDit!, our Consumer DVD product which we introduced in September 1999.

     International sales accounted for 47.7% and 46.9% of our net revenue for the second quarter ended September 30, 1999 and 2000, respectively. International sales accounted for 48.0% and 46.8% of net revenue for the six months ended September 30, 1999 and 2000, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. International sales as a percentage of our total sales fluctuate from quarter to quarter depending on a number of factors.

     COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 42.3% for the second quarter ended September 30, 1999 to 39.7% for the quarter ended September 30, 2000. Cost of revenue, as a percentage of net revenue, decreased from 45.3% for the six months ended September 30, 1999 to 36.9% for the six months ended September 30, 2000. The decrease in percentage cost of revenue is primarily due to the shift in sales product mix towards higher margin professional and consumer DVD systems (as opposed to lower margin professional audio systems).

     MARKETING AND SALES. Our marketing and sales expenses increased from $2,193,000 for the second quarter ended September 30, 1999 to $2,344,000 for the second quarter ended September 30, 2000. Marketing and sales expenses increased from $4,344,000 for the six months ended September 30, 1999 to $4,691,000 for the six months ended September 30, 2000. Marketing and sales represented 45.6%, 57.3%,

41.8% and 51.6% of net revenue for the second quarters ended September 30, 1999 and 2000 and the six months ended September 30, 1999 and 2000, respectively. Our marketing and sales expenses increased primarily due to increases in staff headcount, advertising and marketing costs related to our DVDit! and our DVD Creator product lines and enhanced participation at major tradeshows. Our marketing and sales headcount increased from thirty-nine at September 30, 1999 to forty-one at September 30, 2000. We include dealer and employee commissions in marketing and sales expenses, and these decreased as a percentage of net revenue from 5.3% in the second quarter ended September 30, 1999 to 4.3% in the second quarter ended September 30, 2000.

     RESEARCH AND DEVELOPMENT. Our research and development expenses decreased from $1,691,000 for the second quarter ended September 30, 1999 to $1,453,000 for the second quarter ended September 30, 2000 and decreased from $3,291,000 for the six months ended September 30, 1999 to $2,804,000 for the six months ended September 30, 2000. Our research and development expenses represented 35.1% and 35.5% of net revenue for the quarters ended September 30, 1999 and September 30, 2000, respectively; they represented 31.6% and 30.8% of net revenue for the six months ended September 30, 1999 and 2000, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses decreased primarily due to decreases in consulting and prototype expenses associated with new product introductions. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions. Headcount for research and development decreased from thirty-six at September 30, 1999 to thirty-three at September 30, 2000.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expense increased from $364,000 for the second quarter ended September 30, 1999 to $533,000 for the second quarter ended September 30, 2000 and from $732,000 for the six months ended September 30, 1999 to $1,306,000 for the six months ended September 30, 2000. Our general and administrative expenses represented 7.6% and 13.0% of net revenue for the quarters ended September 30, 1999 and 2000, respectively; they represented, 7.0% and 14.5% of net revenue for the six months ended September 30, 1999 and 2000, respectively. The increase in general and administrative expenses for the six months ended September 30, 2000 is primarily due to a charge to bad debt expense of $170,000 in the quarter ended June 30, 2000 which represented an additional reserve for sales of our professional audio products to end users and distributors who are experiencing liquidity difficulties due to a decline in their business.

     OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the quarters and six months ended September 30, 1999 and 2000, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

     PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, a benefit was recorded for the first quarter ended June 30, 1999 and no provision was made for income taxes for the six months ended September 30, 2000. The benefit recorded for the quarter ended June 30, 1999 reflected the refund due us per the conclusion of an Internal Revenue Service audit. During the 2000 fiscal year, we exhausted our ability to carryback some of our tax losses resulting from operations in the fiscal year ended March 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES. In December 1996, we entered into a Loan and Security Agreement with Silicon Valley Bank. This Agreement, which we sometimes refer to as our "bank credit line," has been modified or renewed at various times since December 1996. The current bank credit line was renewed in September, 1999 and provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. The current bank credit line was due to expire on September 28, 2000 but has been extended through November 30, 2000. We are currently in the process of negotiating a new credit line and we anticipate that the covenants and terms will be similar to the previous credit line. Our bank credit line involves a variety of covenants, including the requirement that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under this agreement is payable monthly at a rate of one and one quarter percent in excess of the prime rate. On September 30, 2000, there were no borrowings outstanding under this agreement.

     On May 4, 2000, we entered into a Private Equity Line Agreement (the "Equity Line") with Kingsbridge Capital (please see discussion above, under Item No. 4, "Equity Financing"). Under the Equity Line, we may sell our common stock to Kingsbridge in return for cash in one or more transactions (referred to as "draws"). The total of all draws may not exceed $20,000,000, or 19.9% of our outstanding common stock. The pricing of individual draws is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12%. Our right to utilize the Equity Line, and the size and timing of individual draws, are subject to a number of specific conditions, including the requirement that Sonic maintain an effective Registration Statement with the Securities Exchange Commission (the "Commission"), registering the shares that Kingsbridge may receive from us for resale to the public. On July 19, 2000 we filed a Registration Statement on Form S-1 with the Commission to register the shares we may issue to Kingsbridge under this Equity Line and on November 13, 2000 the Statement became effective. As mentioned previously, the amounts and timing of draws under the Equity Line are subject to a number of conditions and restrictions, which are discussed in more detail in the Registration Statement. While we anticipate that the conditions will be such that the Equity Line will be available to us, we cannot be sure of this.

     Our operating activities have used cash of $2,033,000 and $1,349,000 for the six months ended September 30, 1999 and 2000, respectively. For the six months ended September 30, 1999, cash was used primarily to fund our operating loss and to support an increase in accounts receivables. For the six months ended September 30, 2000, cash was used primarily to fund our operating loss and pay down our trade payables. In addition to our operating losses, we utilized cash during both quarters to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

     We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the Equity Line (assuming it becomes available to us - see discussion above) will be sufficient to meet our cash requirements at least through the end of fiscal year 2001.

     As of September 30, 2000, we had cash and cash equivalents of $2,947,000 and working capital of $2,523,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is confined to cash and cash equivalents, which have maturities of less than three months. The securities in the investment portfolio are not leveraged, and are, due to their very short term nature, subject to minimal interest rate risk. We invest cash and cash equivalents in money market funds.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on September 5, 2000, at the Company's headquarters, the Company shareholders voted to:

     1.  Approve Robert J. Doris, Robert M. Greber, Peter J. Marguglio, and Mary
         C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 12,350,230 shares eligible to vote at the meeting: 11,279,796 voted in favor and 485,895 withheld for the approval of Robert J. Doris; 11,300,136 voted in favor and 465,555 withheld for the approval of Robert M. Greber; 11,284,186 voted in favor and 481,505 withheld for the approval of Peter J. Marguglio, and; 11,304,886 voted in favor and 460,895 withheld for the approval of Mary C. Sauer.

     2. Approve the adoption of the Company's 2000 Stock Option Plan and to approve (I) the issuance of up to 3,000,000 shares initially available for issuance thereunder, and (ii) annual increases in the number of shares issualbe under the plan in an amount up to 5% of the number of shares of Common Stock outstanding on the last day of each fiscal year, 750,000 shares or a lesser amount set by the Baord of Directors. Out of a total of 12,350,230 shares eligible to vote at the meeting: 3,211,968 voted in favor, 799,698 voted against, 262,778 abstained and 7,491,247 were "broker non-votes".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

Exhibit                    Description
-------           -----------------------------
 27.1                Financial Data Schedule



     (b)    Reports on Form 8-K
            None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 14th day of November, 2000.



     SONIC SOLUTIONS

                     Signature                            Date
                     ---------                            ----

               /s/ Robert J. Doris                    November 14, 2000
               ---------------------
               Robert J. Doris
               President and Director
               (Principal Executive Officer)


               /s/ A. Clay Leighton                   November 14, 2000
               ---------------------
               A. Clay Leighton
               Senior Vice President of
               Worldwide Operations and Finance
               and Chief Financial Officer
               (Principal Financial
               Accounting Officer)