Form 10-Q
period 2000-12-31
SONIC SOLUTIONS/CA/
filed 2001-02-14
CIK 916235

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q


(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                    -----------    ---------------------------

Commission File Number:  72870



                                SONIC SOLUTIONS
             (Exact name of registrant as specified in its charter)


             California                                  93-0925818
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)


 101 Rowland Way, Suite 110, Novato, CA                    94945
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          (415) 893-8000
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

                            Yes   x             No
                                -----              ----

The number of outstanding shares of the registrant's Common Stock on January 31, 2001, was 12,350,230.

-------------------------------------------------------------------------------

                                SONIC SOLUTIONS

                                   FORM 10-Q

                For the quarterly period ended December 31, 2000



                               Table of Contents

                                                                                                          Page

PART I.    FINANCIAL INFORMATION
ITEM 1.    Condensed Balance Sheets as of March 31, 2000
           and December 31, 2000...................................................................        3

           Condensed Statements of  Operations for the
           three and nine months ended December 31, 1999 and 2000..................................        4

           Condensed Statements of Cash Flows for the
           three and nine months ended December 31, 1999 and 2000..................................        5

           Notes to Condensed Financial Statements.................................................        6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........................................       10

ITEM 3.    Quantitative and Qualitative Disclosures about
           Market Risk.............................................................................       13

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K........................................................       14

           Signatures..............................................................................       15

                          PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions
                            Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                                              2000
                                                                                                   ---------------------------
                                                                                                      March 31     December 31
                                                                                                   -------------   -----------
                                                                                                                   (unaudited)
                                    ASSETS
                                    ------
Current Assets:
    Cash and cash equivalents...............................................................           $  5,179      $  2,336
    Accounts receivable, net of allowance for returns and doubtful accounts of $930 and
        $1,095 at March 31, 2000 and December 31, 2000, respectively........................              4,635         3,553
    Inventory...............................................................................                945           663
    Prepaid expenses and other current assets...............................................                425           316
                                                                                                  -------------   -----------
    Total current assets....................................................................             11,184         6,868
Fixed assets, net...........................................................................              1,515         1,001
Purchased and internally developed software costs, net......................................              1,876         1,428
Other assets................................................................................                393           460
                                                                                                  -------------   -----------
   Total assets.............................................................................           $ 14,968      $  9,757
                                                                                                  =============   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
    Accounts payable and accrued liabilities................................................           $  4,306      $  3,951
    Bank note payable.......................................................................                  0           500
    Deferred revenue and deposits...........................................................              1,224         1,054
    Subordinated debt.......................................................................                600           215
    Current portion of obligations under capital leases.....................................                 78            27
                                                                                                  -------------   -----------
    Total current liabilities...............................................................              6,208         5,747
Obligations under capital leases, net of current portion....................................                 10             0
                                                                                                  -------------   -----------
    Total liabilities.......................................................................              6,218         5,747
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 155,544 and 0
  shares issued and outstanding at March 31, 2000 and December 31, 2000, respectively.......                506             0
Common stock, no par value, 30,000,000 shares authorized; 12,050,214 and
  12,350,230 shares issued and outstanding at March 31, 2000 and December 31,
  2000, respectively........................................................................             27,083        27,539
Accumulated deficit.........................................................................            (18,839)      (23,529)
                                                                                                  -------------   -----------
    Total shareholders' equity..............................................................              8,750         4,010
                                                                                                  -------------   -----------
    Total liabilities and shareholders' equity..............................................           $ 14,968      $  9,757
                                                                                                  =============   ===========

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                       Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)


                                                                       Three Months Ended    Nine Months Ended
                                                                          December 31,         December 31,
                                                                      --------------------  -------------------
                                                                         1999       2000       1999      2000
                                                                        -------   -------    -------   -------
Net revenue.........................................................    $ 5,156   $ 3,378    $15,558   $12,468
Cost of revenue.....................................................      2,160     1,224      6,869     4,580
                                                                        -------   -------    -------   -------

    Gross profit....................................................      2,996     2,154      8,689     7,888
                                                                        -------   -------    -------   -------

Operating expenses:
    Marketing and sales.............................................      2,335     1,976      6,679     6,667
    Research and development........................................      1,458     1,156      4,749     3,960
    General and administrative......................................      1,030       544      1,762     1,850
                                                                        -------   -------    -------   -------

    Total operating expenses........................................      4,823     3,676     13,190    12,477
                                                                        -------   -------    -------   -------

    Operating loss..................................................     (1,827)   (1,522)    (4,501)   (4,589)

Other expense, net..................................................       (106)      (27)      (200)     (101)
                                                                        -------   -------    -------   -------

    Loss before income taxes........................................     (1,933)   (1,549)    (4,701)   (4,690)

Provision (benefit) for income taxes................................          0         0        (97)        0
                                                                        -------   -------    -------   -------

    Net loss........................................................     (1,933)   (1,549)    (4,604)   (4,690)

Beneficial conversion feature given to preferred shareholders.......        110         0        110         0

Dividends paid to preferred shareholders............................         13         0         41         8
                                                                        -------   -------    -------   -------

    Net loss applicable to common shareholders......................    $(2,056)  $(1,549)   $(4,755)  $(4,698)
                                                                        =======   =======    =======   =======
    Basic and diluted loss per share applicable to common
     shareholders...................................................     $(0.19)  $ (0.13)   $ (0.47)  $ (0.38)
                                                                        =======   =======    =======   =======

    Weighted average shares used in computing per share amounts.....     10,799    12,351     10,061    12,301
                                                                        =======   =======    =======   =======

           See accompanying notes to condensed financial statements.

                               Sonic Solutions
                      Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                               Nine Months Ended December 31,
                                                                                              --------------------------------
                                                                                                1999                    2000
                                                                                              ---------               --------
Cash flows from operating activities:
    Net loss.........................................................................           $(4,604)               $(4,690)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization....................................................             2,224                  1,671
    Provision for returns and doubtful accounts, net of write-offs...................               650                    165
    Interest expense amortization....................................................                 0                    117
    Changes in operating assets and liabilities:
        Accounts receivable..........................................................              (527)                   917
        Inventory....................................................................              (411)                   282
        Prepaid expenses and other current assets....................................              (246)                   109
        Other assets.................................................................               (29)                   (67)
        Accounts payable and accrued liabilities.....................................               256                   (355)
        Deferred revenue and deposits................................................                12                   (170)
                                                                                              ---------               --------
            Net cash used in operating activities....................................            (2,675)                (2,021)
                                                                                              ---------               --------
Cash flows from investing activities:
     Purchase of fixed assets........................................................              (606)                  (304)
     Additions to purchased and internally developed software........................              (618)                  (405)
                                                                                              ---------               --------
            Net cash used in investing activities....................................            (1,224)                  (709)
                                                                                              ---------               --------
Cash flows from financing activities:
     Proceeds from exercise of common stock options..................................                33                     82
     Borrowings on line of credit....................................................               422                    500
     Proceeds/(costs) associated with equity line financing..........................             3,180                   (124)
     Payment of dividends............................................................               (41)                    (8)
     Repayments of subordinated debt.................................................                20                   (502)
     Principal payments on capital leases............................................              (111)                   (61)
                                                                                              ---------               --------
            Net cash provided by (used in) financing activities......................             3,503                   (113)
                                                                                              ---------               --------
Net decrease in cash and cash equivalents............................................              (396)                (2,843)

Cash and cash equivalents, beginning of period.......................................             2,414                  5,179
                                                                                              ---------               --------
Cash and cash equivalents, end of period.............................................           $ 2,018                $ 2,336
                                                                                              =========               ========

Supplemental disclosure of cash flow information:
     Interest paid during period.....................................................           $    93                $    33
                                                                                              ---------               --------
     Income taxes paid during period.................................................           $     4                $     0
                                                                                              ---------               --------
     Noncash financing and investing activities:
       Issuance of preferred stock for subordinated debt.............................           $   500                $     0
                                                                                              ---------               --------
       Issuance of warrants for subordinated debt....................................           $   235                $     0
                                                                                              ---------               --------
       Conversion of preferred stock to common stock.................................           $   950                $   506
                                                                                              ---------               --------

           See accompanying notes to condensed financial statements.

                                Sonic Solutions
                    Notes to Condensed Financial Statements
                                  (unaudited)


(1)      Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in Sonic Solutions' (the "Company") Form 10-K for the year ended March 31, 2000, filed with the Securities and Exchange Commission ("SEC").

(2)      Basic and diluted loss per share

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the quarter and nine months ended December 31, 1999 and 2000 (in thousands, except per share data):

                                                                Three Months Ended            Nine Months Ended
                                                                   December 31,                  December 31,
                                                           ----------------------------  ----------------------------
                                                                  1999           2000           1999           2000
                                                                -------         ------         ------         ------

Net loss.................................................       $(1,933)       $(1,549)       $(4,604)       $(4,690)

Beneficial conversion feature given to preferred
 shareholders............................................           110              0            110              0
Dividends paid to preferred shareholders.................            13              0             41              8
                                                                -------         ------         ------         ------

Net loss applicable to common shareholders...............       $(2,056)       $(1,549)       $(4,755)       $(4,698)
                                                                =======         ======         ======         ======

Weighted average number of common shares outstanding.....        10,799         12,351         10,061         12,301
                                                                =======         ======         ======         ======
Basic and diluted net loss per share applicable to
 common shareholders.....................................        $(0.19)        $(0.13)        $(0.47)        $(0.38)
                                                                =======         ======         ======         ======

     As of December 31, 1999 and 2000, potentially dilutive shares totaling 1,311,514 and 1,034,943, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in loss per share as their effect was anti-dilutive for those periods.

(3)      Inventory

     The components of inventory consist of (in thousands, unaudited):

                                                                                   March 31,        December 31,
                                                                                      2000              2000
                                                                                      ----              ----
Finished goods..........................................................              $387              $ 78
Work-in-process.........................................................                75                68
Raw materials...........................................................               483               517
                                                                                      ----              ----
                                                                                      $945              $663
                                                                                      ====              ====

(4)      Credit Facilities

     On May 4, 2000, we entered into a new Private Equity Line Agreement (the "Agreement") with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a Registration Statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. We filed such a Registration Statement with the SEC. On July 19, 2000, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement.

     In December 1996, we entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Loan Agreement, which we sometimes refer to as our "bank credit line," has been modified or renewed at various times since December 1996. The current bank credit line was renewed in November, 2000 and provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. Our bank credit line involves a variety of covenants, including the requirement that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under the Loan Agreement is payable monthly at a rate of one percent in excess of the prime rate. On December 31, 2000, $500,000 was outstanding under the Loan Agreement. We were not in compliance with certain covenants under the Loan Agreement at December 31, 2000; however, we obtained a waiver on these covenants through February 28, 2001 from Silicon Valley Bank.

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

Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line, revenue by geographic and significant customer information:

     Revenues by Product Line:

                                           Three Months Ended                   Nine Months Ended
                                               December 31,                        December 31,
                                       ---------------------------         ---------------------------
                                           1999           2000                 1999           2000
                                       ---------------------------         ---------------------------
Revenues
  Consumer DVD                           $  598         $  690              $   890        $ 1,663
  Pro Audio/Video                         4,558          2,688               14,668         10,805
                                         ------         ------              -------        -------
Total net revenue                        $5,156         $3,378              $15,558        $12,468
                                         ======         ======              =======        =======

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                           Three Months Ended                   Nine Months Ended
                                               December 31,                        December 31,
                                       ---------------------------         ---------------------------
                                           1999           2000                 1999           2000
                                       ---------------------------         ---------------------------
North America                            $2,850         $1,857              $ 8,254        $ 6,690
Export:
  Europe                                  1,491          1,145                4,188          3,737
  Pacific Rim                               803            374                2,916          2,017
  Other international                        12              2                  200             24
                                         ------         ------              -------        -------
Total net revenue                        $5,156         $3,378              $15,558        $12,468
                                         ======         ======              =======        =======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                                                                                       Percent of Total        Percent of Total
                                    Revenues                    Revenues                   Accounts                Accounts
                               Three Months Ended           Nine Months Ended             Receivable              Receivable
                                   December 31,                December 31,            ----------------        ----------------
                               ------------------           -----------------            December 31,            December 31,
                                  1999     2000                1999    2000                  1999                    2000
                               ------------------           -----------------          ----------------        ----------------
Customer A                          11%       8%                 11%      8%                    9%                      8%
Customer B                          14%       8%                 10%     14%                   14%                      7%

(6)      Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative instruments and hedging activities." We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We are required to adopt SAB101 in the fourth quarter of fiscal year 2001. We do not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting For Certain Transactions involving Stock Compensation." FASB Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues. We adopted FASB Interpretation No. 44 effective July 1, 2000.

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

Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and nine months ended December 31, 1999 and 2000:

                                                  Three Months Ended                   Nine Months Ended
                                                      December 31,                        December 31,
                                              ---------------------------         ---------------------------
                                                  1999           2000                 1999           2000
                                              ---------------------------         ---------------------------
Net revenue.................................     100.0%         100.0                100.0%         100.0
Cost of revenue.............................      41.9           36.2                 44.2           36.7
                                                ------          -----               ------          -----
Gross profit................................      58.1           63.8                 55.8           63.3
Operating expenses:
    Marketing and sales.....................      45.3           58.5                 42.9           53.5
    Research and development................      28.3           34.2                 30.5           31.8
    General and administrative..............      20.0           16.1                 11.4           14.8
                                                ------          -----               ------          -----
Total operating expenses....................      93.6          108.8                 84.8          100.1
                                                ------          -----               ------          -----
Operating loss..............................     (35.5)         (45.0)               (29.0)         (36.8)
Other expense...............................      (2.0)          (0.8)                (1.3)          (0.8)
Provision (benefit) for income taxes........       0.0            0.0                 (0.6)           0.0
                                                ------          -----               ------          -----
Net loss....................................    (37.5)%         (45.8)              (29.7)%         (37.6)
                                                ======          =====               ======          =====


Comparison of Third Quarters Ended December 31

     NET REVENUE. Our net revenue decreased from $5,156,000 for the third quarter ended December 31, 1999 to $3,378,000 for the third quarter ended December 31, 2000, representing a decrease of 34%. For the nine months ended December 31, 2000, net revenue decreased from $15,558,000 to $12,468,000 compared to the same period in the prior fiscal year, representing a decrease of 20%. The decrease in revenue for the three and nine months ended December 31, 2000 is due primarily to the decrease in sales of our professional audio and video products. This decrease in sales for both the three and nine months ended December 31, 2000 was partially offset by increases in sales of our DVD consumer products, DVDit! and related products.

     International sales accounted for 44.7% and 45.0% of our net revenue for the third quarter ended December 31, 1999 and 2000, respectively. International sales accounted for 46.9% and 46.3% of net revenue for the nine months ended December 31, 1999 and 2000, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. International sales as a percentage of our total sales fluctuate from quarter to quarter depending on a number of factors.

     COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 41.9% for the third quarter ended December 31, 1999 to 36.2% for the quarter ended December 31, 2000. Cost of revenue, as a percentage of net revenue, decreased from 44.2% for the nine months ended December 31, 1999 to 36.7% for the nine months ended December 31, 2000. The decrease in percentage cost of revenue is primarily due to the shift in sales product mix towards higher margin professional and consumer DVD systems (as opposed to lower margin professional audio systems).

     MARKETING AND SALES. Our marketing and sales expenses decreased from $2,335,000 for the third quarter ended December 31, 1999 to $1,976,000 for the third quarter ended December 31, 2000. Marketing and sales expenses decreased slightly from $6,679,000 for the nine months ended December 31, 1999 to $6,667,000 for the nine months ended December 31, 2000. Marketing and sales represented 45.3%, 58.5%, 42.9% and 53.5% of net revenue for the third quarters ended December 31, 1999 and 2000 and the nine months ended December 31, 1999 and 2000, respectively. Our marketing and sales expenses decreased for the third quarter ended December 31, 2000 primarily due to reduced expenses related to advertising and marketing materials and lower dealer and employee commission expense as a result of the mix of sales and lower sales quarter over quarter. Marketing and sales expenses decreased slightly for the nine months ended December 31, 2000 primarily due to reduced expenses related to dealer and employee commissions which were offset with increases in staff headcount, advertising and marketing costs related to our DVDit! and our DVD Creator product lines and enhanced participation at major tradeshows. Our marketing and sales headcount increased from thirty-nine at December 31, 1999 to forty-three at December 31, 2000. We include dealer and employee commissions in marketing and sales expenses, and these decreased as a percentage of net revenue from 4.4% in the third quarter ended December 31, 1999 to 4.0% in the third quarter ended December 31, 2000.

     RESEARCH AND DEVELOPMENT. Our research and development expenses decreased from $1,458,000 for the third quarter ended December 31, 1999 to $1,156,000 for the third quarter ended December 31, 2000 and decreased from $4,749,000 for the nine months ended December 31, 1999 to $3,960,000 for the nine months ended December 31, 2000. Our research and development expenses represented 28.3% and 34.2% of net revenue for the quarters ended December 31, 1999 and December 31, 2000, respectively; they represented 30.5% and 31.8% of net revenue for the nine months ended December 31, 1999 and 2000, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses decreased primarily due to decreases in employee expenses due to reduction in headcount and consulting and prototype expenses associated with new product introductions. Prototype and consulting expenses can fluctuate significantly from period to period depending upon the status of hardware and software development projects and our schedule of new product introductions. Headcount for research and development decreased from thirty-three at December 31, 1999 to thirty-one at December 31, 2000.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expense decreased from $1,030,000 for the third quarter ended December 31, 1999 to $544,000 for the third quarter ended December 31, 2000 and increased from $1,762,000 for the nine months ended December 31, 1999 to $1,850,000 for the nine months ended December 31, 2000. Our general and administrative expenses represented 20.0% and 16.1% of net revenue for the quarters ended December 31, 1999 and 2000, respectively; they represented, 11.4% and 14.8% of net revenue for the nine months ended December 31, 1999 and 2000, respectively. Included in general and administrative expense for the quarter and nine months ended December 31, 1999, is a charge to bad debt expense of $600,000 which represented an additional reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business. Included in general and administrative expenses for the nine months ended December 31, 2000 is a charge to bad debt expense of $170,000 (taken in the quarter ended June 30, 2000) which represented an additional reserve for sales of our professional audio products to end users and distributors who are continuing to experience liquidity difficulties due to a decline in their business.

     OTHER EXPENSE, NET. The "Other Expense" item on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings reduced by the interest we earn on cash balances and short term investments. For the quarters and nine months ended December 31, 1999 and 2000, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

     PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, a benefit was recorded for the first quarter ended June 30, 1999 and no provision was made for income taxes for the nine months ended December 31, 2000. The benefit recorded for the quarter ended June 30, 1999 reflected the refund due us per the conclusion of an Internal Revenue Service audit. During the 2000 fiscal year, we exhausted our ability to carryback some of our tax losses resulting from operations in the fiscal year ended March 31, 1996.

     LIQUIDITY AND CAPITAL RESOURCES. In December 1996, we entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Loan Agreement, which we sometimes refer to as our "bank credit line," has been modified or renewed at various times since December 1996. The current bank credit line was renewed in November, 2000 and provides for up to $2,500,000 in available borrowings based upon our eligible accounts receivable balances. Our bank credit line involves a variety of covenants, including the requirement that we maintain certain financial ratios. The bank credit line is collateralized by a security interest in substantially all of our assets. Interest on borrowings under the Loan Agreement is payable monthly at a rate of one percent in excess of the prime rate. On December 31, 2000, $500,000 was outstanding under the Loan Agreement. We were not in compliance with certain covenants under the Loan Agreement at December 31, 2000; however, we obtained a waiver on these covenants through February 28, 2001 from Silicon Valley Bank.

     On May 4, 2000, we entered into a Private Equity Line Agreement (the
"Equity Line") with Kingsbridge Capital.   Under the Equity Line, we may sell
our common stock to Kingsbridge in return for cash in one or more transactions (referred to as "draws"). The total of all draws may not exceed $20,000,000, or 19.9% of our outstanding common stock. The pricing of individual draws is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12%. Our right to utilize the Equity Line, and the size and timing of individual draws, are subject to a number of specific conditions, including the requirement that Sonic maintain an effective Registration Statement with the Securities Exchange Commission ("SEC"), registering the shares that Kingsbridge may receive from us for resale to the public. In order to activate the Equity Line, on July 19, 2000 we filed a Registration Statement on Form S-1 with the SEC to register the shares we may issue to Kingsbridge under this Equity Line and on November 13, 2000 the Registration Statement became effective. As mentioned previously, the amounts and timing of draws under the Equity Line are subject to a number of conditions and restrictions, which are discussed in more detail in the Registration Statement. While we anticipate that conditions will be such that the Equity Line will be available to us, we cannot be sure of this.

     Our operating activities used cash of $2,675,000 and $2,021,000 for the nine months ended December 31, 1999 and 2000, respectively. For the nine months ended December 31, 1999, cash was used primarily to fund our operating loss, to support an increase in accounts receivables, and to support an increase in inventory. For the nine months ended December 31, 2000, cash was used primarily to fund our operating loss and pay down our trade payables. In addition to our operating losses, we utilized cash during both quarters to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

     We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the Equity Line will be sufficient to meet our cash requirements at least through the middle of fiscal year 2002.

     As of December 31, 2000, we had cash and cash equivalents of $2,336,000 and working capital of $1,121,000.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk is confined to cash and cash equivalents. We invest cash and cash equivalents in money market funds, which have maturities of less than three months. These securities are not leveraged, and are, due to their very short term nature, subject to minimal interest rate risk.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

     On December 5, 2000, we filed in the United State District Court in the Northern District of California San Jose Division, a Complaint for Injunctive Relief and Damages; Demand for Jury Trial, against Spruce Technologies, Inc., and Kirk E. Paulsen (Case No. C00-21224 JW ADR). On December 13, 2000, we filed a Form 8-K to disclose the filing and included a copy of the full complaint as an attachment to the Form.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 14th day of February, 2001.



SONIC SOLUTIONS


                 Signature                                            Date
                 ---------                                            ----

/s/ Robert J. Doris                                            February 14, 2001
----------------------------------------------------------
Robert J. Doris
President and Director (Principal Executive Officer)


/s/ A. Clay Leighton                                           February 14, 2001
----------------------------------------------------------
A. Clay Leighton
Senior Vice President of Worldwide Operations and
Finance and Chief Financial Officer
(Principal Financial Accounting Officer)