Form 10-K
period 2001-03-31
SONIC SOLUTIONS/CA/
filed 2001-06-27
CIK 916235

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended March 31, 2001 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from               to
Commission File Number: 72870

                                SONIC SOLUTIONS
            (Exact name of registrant as specified in its charter)

                   California                                   93-0925818
(State or other jurisdiction of incorporation or   (I.R.S. Employer Identification No.)
                 organization)
101 Rowland Way, Suite 110,
Novato, California                                                94945
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area
 code:                                                        (415) 893-8000
Securities registered pursuant to Section 12(b)
 of the Act:                                      None
Securities registered pursuant to Section 12(g)   Common Stock, no par
 of the Act:                                      value
                                                  (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 2001, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately
$ 14,302,636./1/

    The number of outstanding shares of the registrant's Common Stock on May 31, 2001 was 13,510,703.

-------
/1/ Excludes 2,068,594 shares held by directors, officers and ten percent or greater shareholders on May 31, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                               Table of Contents

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  Business......................................................    1
 ITEM 2.  Properties....................................................   18
 ITEM 3.  Legal Proceedings.............................................   19
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........   19

                                      PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   20
 ITEM 6.  Selected Financial Data.......................................   21
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   22
 ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk....   30
 ITEM 8.  Financial Statements and Supplementary Data...................   31
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   49

                                     PART III

 ITEM 10. Directors and Executive Officers of the Registrant............   50
 ITEM 11. Executive Compensation........................................   53
 ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   57
 ITEM 13. Certain Relationships and Related Transactions................   57
 ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   58
 Exhibits................................................................  58
 Signatures..............................................................  62

                                      (i)

Forward Looking Statements

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, among others, the timely introduction and acceptance of new products, costs associated with new product introductions, the transition of products to new hardware configurations, and other factors. In addition, such risks and uncertainties also include the matters identified under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

                                     PART I

Item 1. BUSINESS

     Overview

     We primarily develop, market and support workstations used by professionals to edit and process digital audio and digital video information. Our workstation products always include applications software and often include plug-in hardware installed on a personal computer. Our customers use various kinds of peripheral devices -- for example, disk drives, streaming tape drives, audio and video tape recorders, and CD and DVD recorders -- along with our products. Although we do not manufacture or sell the personal computer or peripheral devices used with our products, we typically talk about the complete configuration of personal computer, Sonic hardware, Sonic software, and peripherals as a Sonic workstation.

     We currently market two professional workstation product lines: DVD Creator(TM) for DVD-Video production and SonicStudio(TM) for digital audio production:

   . DVD Creator is a line of DVD-Video production workstations that supports the preparation and assembly of video and audio assets for release in the DVD-Video format. We introduced DVD Creator in the spring of 1996. In September 1999, we began shipments of a new line of DVD-Video production workstations called DVD Fusion(TM). DVD Fusion, which we consider to be part of the DVD Creator product line, is intended to provide video producers and editors a lower priced set of tools for preparing DVD-Video titles.

   . SonicStudio is a line of professional audio workstations that our customers use to prepare audio for release on Digital Audio Compact Discs (CDs), for release with video and film entertainment, and for broadcast on radio.

     In February 2001 we acquired the professional DVD-Video authoring tools business of Daikin Industries, Ltd. of Japan. The products acquired from Daikin include Scenarist(TM), ReelDVD(TM) and some related products. Scenarist is a software product intended for use by high-end video professionals in preparing DVD-Video titles, particularly those titles intended for mass replication. ReelDVD is a software product intended for use by corporate and "prosumer" users in preparing DVD-Video titles for a range of applications. Roughly speaking, Scenarist addresses the same target market as our DVD Creator product, while ReelDVD addresses the same target market as our DVD Fusion product.

     In the past two years, we have started supplying software products outside our traditional professional audio/video market. In September 1999, we began shipping DVDit!(TM) a software product which provides simplified DVD authoring capabilities to consumer, "prosumer," and some professional users. In the fall of 2000 we introduced a simplified DVD-Video creation product called MyDVD,(TM) which is intended for use by consumers. We believe there will be a strong demand for this product because of the new generation of low cost DVD recording devices that are being introduced to the personal computing market during 2001.

     Professional Products

        Workstation Product Lines

     We currently offer two professional workstation product lines, oriented toward somewhat different applications within the professional audio and video industry. DVD Creator is a line of DVD-Video/Audio production workstations. SonicStudio is a line of professional digital audio workstations.

     SonicStudio and most of our DVD Creator workstations are designed to run on versions of the Macintosh personal computer manufactured by Apple Computer. Current reliance on the Macintosh computer creates risks for our Company. Please see the discussion under "Platforms; Platform Risk" at page 5, below.

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

     Our customers range in size from relatively small organizations with few employees to larger facilities with hundreds of employees. Among our customers are facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations. While we have concluded corporate purchasing agreements with certain customer organizations that have multiple facilities, even within such organizations decisions to purchase and deploy our products are usually made at the facility level.

     Most of the time we market our professional products as Sonic Solutions products, and not as part of another company's products. From time to time we have concluded agreements with other companies in which they incorporate some product of ours into their product line (this is commonly referred to as an "OEM" arrangement). At the present time there is one such relationship that accounts for a significant portion of our professional audio revenues. Please see further discussion about this below under "OEM Customers; Sales Concentration."

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

     The shift to digital encompasses the tools used to edit, process and prepare audio and video prior to release, as well as audio and video release formats -- the form in which the audio or video actually reaches the intended consumer. Different applications and segments within the professional audio and video industry have shifted to digital technology at different times. Complete conversion to digital technology has not yet occurred. We expect that the shift will continue for the next several years until some point toward the end of the first decade of the 21st century when analog technology will effectively cease being used in the professional audio and video industries.

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

   . Special Capabilities -- Digital technology permits certain kinds of processes that are difficult or practically impossible using analog techniques. One of our own products, a signal processing tool called NoNOISE, is a good example of this. NoNOISE permits audio recording engineers to remove various kinds of noise from already recorded sound with a great degree of precision and fidelity.

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

   . Real Time Requirements -- Audio and video are real time data, meaning that they must be presented to the observer in strict time sequence -- neither too fast nor too slow. For historical reasons, computer engineers developed much of their technology using architectures, called asynchronous architectures, which make it difficult to ensure such strict timing. This meant that it was difficult for companies like ours to use "off the shelf" computer technology to develop our products.

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

        Professional DVD Production: DVD Creator & DVD Fusion

     DVD-Video

     Our DVD Creator(TM) and DVD Fusion(TM) workstations support preparation of DVD-Video discs.

     DVD-Video is a relatively new optical disc format, introduced in 1996, which offers high quality video, surround audio, and interactivity on a Compact Disc-sized disc. The DVD-Video format offers content publishers a wide range of features and options:

   . Video can be presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream.

   . Audio can be presented both as compressed digital stereo and "surround" formats, as well as uncompressed "PCM" digital audio. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) -- to support different language dialog tracks, or to allow stereo and surround versions of the same audio program.

   . Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated "buttons" to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

     DVD Creator and DVD Fusion Workstations

     We offer a range of professional DVD production workstations under the DVD Creator and DVD Fusion trade names. Generally speaking DVD Creator workstations offer more extensive capabilities to specialized professionals, at a somewhat higher price points, while DVD Fusion workstations are designed for greater ease of use and are targeted at less specialized video professionals at somewhat lower price points. The two product lines share common technology and can perform most of the same functions. We offer both lines in many configurations so that customers can specify a workstation suited to their particular needs and style of operation.

     In the following discussion, unless the context indicates otherwise, please understand that when we refer to "DVD Creator" we are referring to "DVD Fusion" as well.

     Platforms; Platform Risk

     We introduced DVD Creator for the Macintosh in 1996. In 1999 we introduced DVD Fusion for the Macintosh. In early 2001 we introduced DVD Fusion for the Windows platform. We may, in the future, introduce versions of DVD Creator for the Windows platform as well.

     Because all of our DVD Creator workstations are currently Macintosh based, and because many of our DVD Fusion systems will continue to be Macintosh based, we are subject to certain risks. Among these are:

   . We are dependent on Apple Computer continuing to ship and sell certain models of the Macintosh, particularly models that can support use of our plug-in PCI hardware (relevant to the higher priced models of DVD Creator and DVD Fusion).

   . Our Macintosh users generally demand that we maintain compatibility with the latest models of the Macintosh and the Macintosh OS. In this regard, in March of 2001 Apple Computer announced that Macintosh OS X would now be available for use with its Macintosh computers. Recently, Apple Computer has announced that new models of the Macintosh will be delivering with OS X, though those machines will still be able to run the earlier 9.x versions of the Macintosh OS. Industry observers anticipate that at some point before the end of 2001 or in early 2002, new Macintosh computers will be able only to run with OS X. While OS X currently offers a "compatibility mode" which supports OS 9.x compatible applications, we believe that we will soon have to modify our Macintosh Creator and Fusion applications to OS X for Creator and Fusion to continue to be able to run with the latest Macintosh models. Such a modification may be difficult to accomplish and if it proves to be lengthy our revenues could be significantly reduced in the interim.

   . Apple Computer has acquired DVD authoring technology and has introduced products that compete with some of our products (please see discussion under "Competition" at page 15, below).

     DVD Creator Functions

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

     DVD Creator -- Subsystems & Configurations

     DVD Creator includes three principal subsystems capable together of performing all the tasks necessary for producing a finished DVD-Video disc image, which can then be replicated on manufactured DVD discs. These subsystems are:

   . Video Encoding -- The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of approximately four Megabits per second. DVD Creator includes an encoding system designed to support user control of the encoding process, and facilitate the operation of the encoding system with standard professional video tape recorders and other typical peripherals.

   . Audio Encoding -- DVD Creator includes the ability to encode audio into the formats supported by DVD-Video, including MPEG-2 and Dolby Digital compressed audio. In some configurations of DVD Creator we include a SonicStudio system.

   . Format Authoring -- The authoring subsystem takes individual compressed video, audio, graphics, still picture and subpicture elements and combines and organizes them along with instructions specifying interactivity (i.e., the response DVD players will make based on user manipulation of front panel buttons or remote control buttons). The output of the authoring step is an "asset list," containing each of the individual elements, and a "script" describing how the assets are combined and accessed via user commands. Because of the large number of potential elements in a DVD title and the high level of interactivity possible, the authoring subsystem is a complicated software package.

     In addition to these main subsystems, DVD Creator includes two other subsystems:

   . Emulation -- Because of the complexity of a DVD title, users of DVD Creator require the ability to preview the results of their work before the time consuming step of producing a final output disc. We offer a subsystem that permits this previewing.

   . Formatting and Writing -- DVD Creator includes a subsystem to take the output of an authoring session and then to combine the navigation instructions together with the audio, video, text and graphic elements in the particular sequence required by the DVD-Video standard. This process, sometimes referred to as "multiplexing," produces a finished DVD-Video disc image that can then be recorded to a recordable DVD disc, or to the particular tape format that can be read by the mastering systems at the replication plant that actually "cut" the disc master using high-powered lasers.

     DVD Creator/Fusion is sold in many different configurations. Our list prices range from entry level Fusion systems at $4,000 to $55,000 for a full Creator configuration (again, our prices do not include host computers, disk storage or other peripheral devices). Customers can purchase upgrade options for any version to increase the functionality of their systems. Typically, customers will spend (including our products, plus typical host computer, storage and peripherals) around $50,000 for their DVD Creator system and $20,000 for their DVD Fusion system. Please remember that revenue reported in our financial statements is usually based on the price we receive from dealers net of dealer commissions, and is thus lower on average than indicated by these illustrative prices, which are based on end user list prices.

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

     The DVD-Audio working group spent more than three years developing the new DVD-Audio specifications in close collaboration with the major record music companies. The DVD Forum released Version 1.0 of the new DVD-Audio specification in April 1999. The first commercially released players compatible with the new format became available in late 1999. We announced support for this new specification in the fall of 1998, and began delivery of the first software packages supporting preliminary and limited DVD-Audio authoring early in 1999 as part of our DVD Creator product line. We introduced new releases of DVD-Audio support on a phased release basis during the balance of 1999 working closely with player manufacturers and early DVD-Audio content publishers.

     At this time the outlook for the DVD-Audio format is unclear. While some amount of title production is underway, and while a limited number of DVD-Audio compatible players are available in major market areas, the ultimate success of the format will depend on acceptance by consumers of the format and we are unlikely to know this for one to two more years.

        The Daikin Products

     On February 28, 2001 we announced an agreement with Daikin to acquire their professional DVD authoring tool business. Under the terms of that agreement we acquired a number of Daikin products including Scenarist and ReelDVD, as well as the technology underlying those products. A number of Daikin employees based in North America joined our company in early March. Since the announcement, engineering for the Daikin products has been continued by a team of Daikin engineers based in Osaka, Japan. We anticipate that support for the Daikin products will be transferred to Sonic's development organization in Novato by the end of the summer of 2001. We also anticipate that one or more of the Daikin engineers will join our organization on a permanent basis. Since the announcement of the agreement, a sales and marketing unit of Daikin, located in Tokyo, Japan, has served as our exclusive distributor for the former Daikin products in Japan. If you are interested in learning more about the other terms of this transaction, please see our reports on Form 8K and Form 8K/A filed with the Securities Exchange Commission, dated March 14 and May 14, 2001, respectively.

     Scenarist

     Scenarist is a software product for DVD-Video authoring. Scenarist is designed as a tool for "Hollywood" video professionals. Scenarist gives authoring professionals a great degree of control over the interactivity and feature set of DVD titles they produce. Scenarist also offers extensive "scripting" capabilities that can be used by DVD-Video production facilities to automate much of the work involved in producing multiple versions of the same title. For example it can be used on a movie release on DVD-Video that will be released in different parts of the world with different language audio and subtitle tracks. It can also be used in producing various DVD-Video titles that share a common "look and feel," for example, a set of class movie titles being released as part of a series.

     First released in 1996, Scenarist was the first commercially available DVD-Video authoring tool. It enjoys significant acceptance among high end authoring facilities. Because Scenarist's formatting engine has the longest and broadest experience in the industry, the product is acknowledged by many professionals as the DVD-Video production industry's "benchmark" for stable production of standard DVD-Video titles.

     Scenarist originally was released for use on computers manufactured by Silicon Graphics running the Irix operating system. The current version of Scenarist is intended for use on the Windows operating system.

     In rough terms, Scenarist is targeted at the upper end of the market targeted by DVD Creator. Since the introduction of the product in 1996, approximately 950 copies of Scenarist have been sold.

     We plan to continue to develop and enhance Scenarist as part of our overall professional DVD strategy, and we plan to include the existing users of Scenarist among our customers for future offerings.

     ReelDVD

     ReelDVD is a software product targeted at video professionals who are not experts in the DVD-Video specification but who need significant flexibility in utilizing the features of the DVD-Video specification. Roughly speaking, ReelDVD targets the same video professional customer as DVDit!-PE or DVD Fusion. ReelDVD is designed for use on the Microsoft Windows Operating System. ReelDVD was introduced by Daikin in 2000. Since its introduction approximately 1,450 copies of ReelDVD have been shipped.

     We plan to continue to develop and enhance ReelDVD and to integrate sales and distribution for ReelDVD with our other professional DVD sales efforts.

        Professional DVD Market and Strategy

     The Market for Professional DVD Production

     We divide the professional DVD production market into three segments:

   . "Hollywood" Segment--This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes:

      -- film and television studios,

      -- production companies and other content owners, and

      -- top flight independent video post production facilities which provide services to such content holders.

   Customers in this segment tend to cluster in major film and video product centers including Hollywood/Los Angeles, New York City, Chicago, London, Paris, Tokyo, Taipei, etc. Customers in this segment demand the very highest quality in terms of processing output, strict adherence to standards, and are very concerned with the overall efficiency of production since projects are often produced on tight schedules. We estimate that there are a few thousand facilities and organizations in this segment worldwide.

   . "Corporate" Segment -- Customers in this segment prepare DVD-Video discs for publishing a variety of kinds of information for sales, training, and other communications purposes. The segment includes:

      -- "in-house" departments of corporate, industrial, non-profit or educational organizations, and

      -- independent facilities who specialize in assisting such organizations in preparing such material.

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

   . "Multimedia" Segment -- This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Many of the organizations in this segment previously were involved in the production of CD-ROM, CD-I and computer based interactive entertainment or educational titles. Customers in this segment tend to use DVD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest in the DVD format. We estimate that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

    As of March 31, 2001 we have shipped more than 2,510 DVD Creator systems (including DVD Fusion systems) to customers in various locations around the world.

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

    A number of companies compete with all or part of our DVD Creator offering. Our competitors include:

             Apple Computer          Mitsubishi
             C-Cube Microsystems     Optibase
             Digital Vision          Philips
             Dolby Laboratories      Pinnacle
             Intec                   Pioneer
             Lucent                  Sony
             Matsushita (Panasonic)  Spruce Technologies
                                     Toshiba

     A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity with certain technologies involved in DVD premastering solutions.

     Strategy

     We expect that our professional DVD business will account for a significant portion of our overall business in the future. Our DVD strategy will continue to be based on the following elements:

   . Focus on Professional Applications -- Our DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency. We will continue to evolve DVD-related premastering tools that are fully compatible with "industry-standard" input formats and typical professional video and audio equipment sets.

   . High Performance Tools -- Our DVD tools will offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing production efficiency.

   . Flexible Configurations -- Because we market to a wide range of professional customers, we have engineered DVD Creator as a "workgroup" solution incorporating modular audio, video and authoring subsystems to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands of their customers. We plan to continue to implement this philosophy in future DVD product offerings.

   . Range of Product Offerings -- DVD has a number of potential uses, including applications in corporate and industrial settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. We plan to evolve each element of our DVD premastering tool set -- video, audio and authoring -- to specifically address the specialized needs of such emerging segments.

        SonicStudio

     A SonicStudio digital audio workstation consists of:

   . one or more of our audio signal processing cards installed on a Macintosh personal computer;

   . one or more outboard interface boxes (which contain various styles of professional interface connections used to link the workstation to other audio devices in the studio); and,

   .  extensive applications software.

     Applications for SonicStudio

     Our customers use their SonicStudio systems to manipulate audio, applying a number of processes to digital sound to prepare it for final release. Some of these processes are quite specialized and technical. To give you a sense of the capabilities of our workstations, here are some of the tasks typically performed using SonicStudio workstations:

   . Editing -- SonicStudio permits very precise editing of sound -- the process by which pieces of sound are combined to create a single resulting sound so that the existence of the original individual pieces is imperceptible to the listener.

   . EQ -- SonicStudio can be used to equalize, or EQ, the sound, a process by which certain frequencies are emphasized or de-emphasized. EQ is similar in concept to manipulating the bass and treble controls on a consumer audio system, but with much greater precision and sophistication.

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

     SonicStudio Customers

     We have supplied SonicStudio workstations to many professional audio facilities around the world. As of March 31, 2001, more than 4,620 SonicStudio systems had been shipped to customers since the product was first introduced in 1990.

     SonicStudio Configurations

     We offer SonicStudio in a variety of configurations, and with various hardware and software options. A customer could purchase a SonicStudio HD (the current version of SonicStudio) system configured for basic two channel CD premastering for approximately $9,000. A customer would pay approximately $22,000 for a fully-featured SonicStudio HD system configured for NoNOISE sound restoration. Please remember that we do not include the cost of the personal computer or peripheral devices in our pricing. Remember also that revenue as we report it on our financial statements is usually based on the net price we receive from dealers, and is thus lower on average per system than indicated by these illustrative prices, which are based on end user list prices.

     Competition

     We encounter competition from a number of companies when selling SonicStudio. We compete with companies offering traditional analog production tools, digital audio recording tools, digital audio processing devices, and digital audio workstations. The key elements of competition include: product features, cost effectiveness, product quality, customer support, and marketing and sales.

     Many of our competitors have greater financial, technical and marketing resources than we do. Traditional professional audio competitors, such as Japan Victor Corporation (JVC), Otari Corp., Sony Corporation and Studer AG (a division of Harmon Industries), sell analog as well as digital systems. A number of competitors supply digital audio workstations including Digidesign (a division of Avid Technology), Fairlight, Studio Audio and Design, Ltd. (Sadie), WaveFrame, Dalet, DSP Media, Spectral Design, Augan and others. Our products compete also with various kinds of single function digital audio processing devices. For example, noise reduction modules from Cambridge Audio Research compete with the NoNOISE option for SonicStudio.

     Strategy

   . Our strategy with SonicStudio is to continue to offer products that enhance professional productivity while meeting the specific needs of each segment of our target markets.

     Consumer and Prosumer DVD Authoring Products

        DVDit!

     In April 1999 we introduced our DVDit! product line. DVDit! is a highly simplified DVD-video authoring tool. We announced two versions of DVDit! -- a Standard Edition ("SE") and a Limited Edition ("LE"). We began shipping DVDit! LE in September and DVDit! SE in December, 1999. DVDit! LE carries a suggested retail price of $199; DVDit! SE carries a suggested retail price of $499.

     In April, 2000 we introduced a new addition to the DVDit! product line -- Sonic DVDit! Professional Edition ("PE"). DVDit! PE increases DVDit!'s reach with professional functionality previously found only on authoring systems costing significantly more. DVDit! PE carries a suggested retail price of $999. Shipments of DVDit! PE began in June 2000.

     DVDit! Customers

     DVDit! is intended to address the needs of a broad range of customers who wish to author DVD-Video discs. Among DVDit!'s end user customers are:

   . Consumers -- Individuals who use DVDit! to make DVD-Video discs from home videos and the like for their personal enjoyment. We believe that this group of customers demands software that is easy to learn, and is reasonably priced.

   . "Prosumers" -- The term "prosumer" describes both video enthusiasts who make a significant investment of time and money in producing and preparing amateur videos, and professional and business people who use video in their work, but for whom video production is not a primary business activity. Compared to consumers, this customer group tends to be less price sensitive, and more concerned about a rich feature set, but is unlikely to have deep knowledge of DVD-Video.

   . "Desktop Professionals" -- This group of customers resembles very closely the professional customers we described in discussing DVD Creator, except that they typically do not have frequent or constant use for DVD-Video authoring tools.

     Trends Favoring DVDit!

     We introduced DVDit! to take advantage of the following trends:

   . Proliferation of MPEG Video -- Due to certain introductions by chip and software makers, relatively high quality MPEG encoding systems are becoming widely available at prices ranging down to a few hundred dollars at retail.

   . Availability of Lower Cost DVD Recording -- Until recently, DVD recorders were relatively highly priced. In early 2001, the first of a new generation of recorders was introduced by Pioneer at "street" prices under $1,000. We anticipate a number of other manufacturers will introduce DVD recorders during the rest of 2001, and that prices for the recorders will decline to $500 and below, eventually becoming as cheap as current day CD+RW recorders (which currently are available for under $200).

   . Ubiquitous Digital Video -- Relatively high quality digital video camera/recorders based on the DV format were introduced in the past three years aimed at professionals as well as consumers. Prices for consumer DV cameras began declining below $1,000 during 2000. Virtually every manufacturer of professional and prosumer video editing systems is intending to release DV compatible systems in 2001 as well.

   . Rapid Growth in DVD Playback Units -- By the end of 1998, over ten million DVD-Video playback units (including both set-top players and DVD-equipped multimedia PCs) had been installed worldwide, according to industry sources. By the end of 1999, this installed base had grown to over 40 million and by the end of 2000 the installed base grew to over 80 million. By the end of 2001 it is forecast to grow to as many as 150 million units.

     Distribution for DVDit!

     Because DVDit! is aimed at a broader market than our traditional professional products, we are building a distribution capability for it. There are three elements to this effort:

   . We are entering into "bundling" arrangements with various other companies in which copies of DVDit! are included or "bundled" with shipments of those companies' products. These companies (we refer to them as "OEM Partners") are motivated to include our software as a value-added offering for their customers. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products. To facilitate such bundling arrangements we have designed different versions of DVDit! offering different levels of functionality so that we can bundle the less functional versions. Currently we are shipping three such versions--DVDit! LE ("Limited Edition"); DVDit! SE ("Standard Edition"); and DVDit! PE ("Professional Edition").

   . We have initiated a web-based retail store for our DVDit! products. Our web store is intended both to meet retail demand for our DVDit! products as well as to service upgrade orders for our products, in particular, the upgrade orders which derive from bundle shipments by our OEM partners.

   . We are adding dealers and distributors for DVDit!, some of whom already carry some of our professional products, but many of which do not, targeting dealers and distributors specializing in digital video applications as well as those who participate in the broader personal computer marketplace.

     Building distribution for DVDit! will be a time-consuming and expensive process. Since this is a new kind of product for us, there is significant risk that our efforts, or at least some of them, will not be successful.

     DVDit! OEM Partners

     As mentioned above, we have implemented a bundling distribution strategy for DVDit! Our current OEM partners include:

             Aplix              Matrox
             Avid Technologies  Media 100
             Canopus            NEC
             Compaq             Panasonic
             Dazzle             Pioneer
             Intervideo         Sigma Designs
             IO-Data            Sony
             Margi

     Competition

     We have encountered some competition to DVDit! since its introduction. We also believe that a number of companies have or will introduce products that compete directly or in part with DVDit! in the future. Competitors who have announced or are delivering products that compete with our products include MGI,

Pinnacle, Roxio, Spruce Technologies and Ulead. In addition, other companies with greater financial and technological resources may be interested in entering the growing consumer business for DVD creation.

     In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte's technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and we believe will compete with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of the Macintosh personal computer. The impact of Apple's product introductions may be to reduce demand for our products.

        MyDVD

     In late 2000 we announced MyDVD, a DVD-video authoring product targeted at consumer applications and carrying a suggested retail price of $99. Shipments of MyDVD started in November 2000. The initial version of the product resembled DVDit! (but with a simplified feature set and user interface).

     We plan to produce a new version of MyDVD in the summer of 2001 with a significantly modified user interface and a feature set specifically designed for consumer use. Our belief is that as DVD recorders become widely available in late 2001 and 2002, consumers will begin to utilize DVD recording for a number of purposes, such as recording favorite home videos, recording favorite video broadcasts, creating highly convenient and portable copies of videos downloaded from the internet, and for copying videos published on VHS cassette or DVD./2/

     We anticipate that MyDVD will become an increasing part of our business during the latter half of calendar 2001 and throughout 2002. We also anticipate that competition for MyDVD will be severe and that we will confront competitors with expertise and resources significantly greater than ours.

     Technology Licensing Products

     In the past two years we have begun to market products that permits other companies to build software products of their own. At the current time we have two such software offerings: "AuthorScript" and "ATL" (ATL was acquired as part of the Daikin acquisition). In the following discussion, "AuthorScript" should be taken to include both products.

     AuthorScript is designed to make available to software product developers Sonic's "back-end" engines for producing DVD-Video discs (and related formats such as Video CD and Super Video CD). In AuthorScript we include the same processing software that underlies the authoring subsystems we provide in DVD Creator, DVD Fusion, DVDit! and MyDVD. We package this software with an Application Programmer's Interface ("API"), that is a top level mechanism permitting other companies' software engineers easily to access our processing technology.

     We believe that AuthorScript will be both a revenue source and a point of strategic leverage for our company. Once a software product is developed using one back-end technology, it is quite difficult and possibly de-stabilizing to switch to another offering. We've consciously packaged AuthorScript in a way which is attractive to software developers, and we license it to other companies on terms that we believe are very reasonable. We anticipate that this will create a stable and growing base of AuthorScript licensees as DVD recordable technology spreads.
--------
     /2/We do not advocate violation of copyright laws by our customers. None of our products contain software designed to circumvent the operation of encryption or other protection systems (for example the "CSS" encryption system commonly used by DVD-Video publishers to prevent digital copying of their published video content.

     OEM Customers; Sales Concentration

     We generally market our products to end users as Sonic Solutions products. However, from time to time we have concluded various "OEM" agreements with other companies (in addition to those listed above for DVDit!), in which those companies included our products as part of their product offerings. At the present time we have one significant OEM relationship with Discreet Logic, a division of Autodesk, in which we provide audio subsystems for use with some of their high end video effects and editing workstations. Sales to Discreet amounted to 11% and 7% of our total revenues in the fiscal years ended March 31, 2000, and 2001, respectively. Although we consider our relations with Discreet to be good, we anticipate that at some point in the next two fiscal years, Discreet may implement changes to its product line replacing or eliminating our subsystems.

     During the fiscal years ended March 31, 2000 and 2001, sales to our Japanese distributor, Sanshin Electronics Company, amounted to 10% and 12%, respectively, of total revenues. Sanshin is a distributor of all of our products.

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

        Field Sales Force

     We sell our professional workstation products through our field sales force in combination with a network of professional audio/video dealers. We currently employ 25 people in our field sales organization. Sales personnel are based in our headquarters office in Novato, California as well as at our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Chicago, Los Angeles, Florida, Milwaukee, Boston, Taipei and New York City. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

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

     Our dealers are specialized to some extent by product line. Many SonicStudio dealers do not carry DVD Creator products, and likewise many DVD Creator dealers do not carry SonicStudio products. DVDit! dealers often do not carry our professional product lines. Some dealers carry two or all three of our product lines. The following table shows our current dealer count by product line and region of the world:

      ------------ -------------- -------------- -------------- --------------
                    SonicStudio    DVD Creator       DVDit!         Total
      ------------ -------------- -------------- -------------- --------------
      Americas           19             37             14             42

      Europe             40             37             16             44

      Pacific Rim        17             24             9              33
      ------------ -------------- -------------- -------------- --------------

In the above chart, "Total" is less than the sum of columns because one dealer organization sometimes carries more than one of our product lines.

     Employees

     At March 31, 2001, we employed 96 full-time-equivalent employees, including the following:

            #
        Employees  Function
        --------- ------------
                  Marketing, Sales
                  and Customer
        50        Support
                  Software and
                  Hardware
        32        Engineering
         5        Manufacturing
                  Administration
         9        and Finance

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

     Customer Support

     Customer support is important to professional users. This is why we offer our customers the SonicCare(TM) maintenance program. Customers purchase annual SonicCare service contracts from us that provide for:

   .  ongoing software upgrades,

   .  telephone support,

   .  "swap" replacement hardware in case of hardware failure, and

   .  preferential access to new products and new versions of software.

     Customers typically add a SonicCare option to their initial system purchase and a significant portion of customers renew SonicCare yearly.

     To administer SonicCare, we employ a staff of product support specialists at our Novato headquarters and in our field offices. We provide unlimited telephone support during scheduled support hours to all customers under SonicCare. Customer support calls also provide us with an important means of understanding customer requirements for future product enhancements. We also undertake customer calling programs in which customers are contacted by a customer support representative to assess their level of satisfaction and to acquaint them with new product offerings.

     Research and Development

     Our research and development staff includes a total of 32 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design. Since the Daikin acquisition, engineering for the Daikin products has been continued by a team of Daikin engineers based in Osaka, Japan. We anticipate that support for the Daikin products will be transferred to Sonic's development organization in Novato by the end of the summer of 2001. We also anticipate that one or more of the Daikin engineers will join our organization on a permanent basis. Our development team exhibits a number of technology capabilities including the following that we believe are particularly important in light of our strategy and market position:

   . Digital Signal Processing -- This is the term used to describe the sophisticated mathematical processing by which aural and visual signals are processed in computer-based settings. Our engineering team includes individuals experienced at providing sophisticated digital signal processing solutions to meet the quality and performance requirements of audio and video professionals.

   . Real Time Architectures -- Our engineers are experienced in dealing with the requirements of high bandwidth, real time data in computer-based settings. We believe that has helped us to develop products that provide cost effective solutions for professional applications.

   . Craft Familiarity -- Our engineers are experienced in the needs and work patterns of audio, film and video professionals. This helps us develop products which can be adopted more quickly by creative audio and video professionals.

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

     Manufacturing and Suppliers

        How We Manufacture

     We have typically contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly, integration and testing at our Novato, California headquarters.

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

        Outsourcing

     Over the past three years, we have shifted our hardware manufacturing to an "outsourcing" approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into complete, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Arrow Electronics, Inc. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2001 fiscal year, we produced approximately 90% of our hardware via outsourcing. We plan to continue this outsourcing approach.

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

   .  trade secrets,

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

     Geographic Exposure

     We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters non-U.S. revenue has constituted as much as 52% of our revenues. In the fiscal year ended March 31, 2001, 47% of our revenues came from sales outside the United States. We believe that it is quite likely that at some points in the future an even higher percentage of our sales will be generated outside the United States.

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

Item 2. PROPERTIES

     Our principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 30,000 square feet under a lease which expires in 2006.

     We also have sales offices located in London and Tokyo.

Item 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 2001, we did not submit any matters to a vote of our security holders.

                                    PART II

Item 5. MARKET FOR SONIC SOLUTIONS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is listed on the Nasdaq National Market. As of March 31, 2001 there were approximately 175 registered holders of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are substantially more than 175 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

   -----------------------------------------------------------------------------
                                                            Low Price High Price
                                                            --------- ----------

   -----------------------------------------------------------------------------
    Quarter ended June 30, 1999............................  $3.875    $ 7.125
    Quarter ended September 30, 1999.......................  $2.000    $ 5.000
    Quarter ended December 31, 1999........................  $1.688    $ 5.313
    Quarter ended March 31, 2000...........................  $3.875    $12.500
    Quarter ended June 30, 2000............................  $3.250    $ 9.250
    Quarter ended September 30, 2000.......................  $1.688    $ 4.469
    Quarter ended December 31, 2000........................  $1.000    $ 3.063
    Quarter ended March 31, 2001...........................  $1.031    $ 2.625
   -----------------------------------------------------------------------------

     We have not paid any dividends on our Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     In February 2001, we issued 700,000 shares of Series D Convertible Preferred Stock to Daikin Industries in conjunction with the acquisition of the DVD business and assets of Daikin. Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These securities were sold to one investor which represented it was sophisticated and accredited.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended March 31, 2001 are derived from the financial statements of Sonic Solutions, which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial statements as of March 31, 2001 and 2000, and for each of the years in the three-year period ended March 31, 2001, and the report thereon, are included elsewhere in this Form 10-K.

                                              Years Ended March 31,
                                        --------------------------------------
                                         1997    1998    1999    2000    2001
                                        ------  ------  ------  ------  ------
                                            (in thousands except share
                                                     amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue...........................  15,911  19,881  21,899  20,827  16,519
Cost of revenue.......................   7,432  10,209   9,547   8,992   5,892
                                        ------  ------  ------  ------  ------
Gross profit..........................   8,479   9,672  12,352  11,835  10,627
Operating expenses:
Marketing and sales...................   6,000   7,257   7,216   8,938   8,710
Research and development..............   5,737   6,037   5,137   6,155   5,148
General and administrative............   1,837   1,603   1,556   2,284   2,514
                                        ------  ------  ------  ------  ------
Total operating expenses..............  13,574  14,897  13,909  17,377  16,372
                                        ------  ------  ------  ------  ------
Operating loss........................  (5,095) (5,225) (1,557) (5,542) (5,745)
Other income (expense)................     (96)   (651)   (302)   (249)   (110)
Provision (benefit) for income taxes..      --      --      --     (97)      0
                                        ------  ------  ------  ------  ------
Net loss..............................  (5,191) (5,876) (1,859) (5,694) (5,855)
                                        ======  ======  ======  ======  ======
Basic loss per share..................   (0.69)  (0.76)  (0.21)  (0.56)  (0.47)
Weighted average shares used in
 computing per share amounts..........   7,542   7,761   8,896  10,460  12,402
Diluted loss per share................   (0.69)  (0.76)  (0.21)  (0.56)  (0.47)
Weighted average shares used in
 computing per share amounts..........   7,542   7,761   8,896  10,460  12,402

BALANCE SHEET DATA:
Working capital.......................   6,263   1,164   1,167   4,976     458
Total assets..........................  15,889  12,630  13,765  14,968  11,738
Shareholders' equity..................   8,430   5,418   5,932   8,750   5,455

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

     RESULTS OF OPERATIONS

     The following table sets forth certain items from Sonic Solutions' statements of operations as a percentage of net revenue for fiscal years 1999 through 2001:

                                         Years ended
                                          March 31,
                                      ---------------------
                                      1999    2000    2001
                                      -----   -----   -----
Net revenue                           100.0%  100.0%  100.0%
Cost of revenue                        43.6    43.2    35.7
                                      -----   -----   -----
Gross profit                           56.4    56.8    64.3
Operating expenses:
 Marketing and sales                   33.0    42.8    52.7
 Research and development              23.5    29.6    31.2
 General and administrative             7.0    11.0    15.2
                                      -----   -----   -----
Total operating expenses               63.5    83.4    99.1
                                      -----   -----   -----
Operating loss                         (7.1)  (26.6)  (34.8)
Other expense                          (1.4)   (1.2)   (0.7)
Provision (benefit) for income taxes     --    (0.5)     --
                                      -----   -----   -----
Net loss                               (8.5)% (27.3)% (35.5)%
                                      =====   =====   =====

     COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001, 2000 and 1999

     Net Revenue. Our net revenue decreased from $21,899,000 in fiscal 1999 to $20,827,000 in fiscal 2000 to $16,519,000 in fiscal 2001, representing a decrease of 5% from fiscal 1999 to fiscal 2000 and a decrease of 21% from fiscal 2000 to fiscal 2001. The decreases in fiscal 2000 and fiscal 2001 were primarily due to decreases in sales of our professional audio and DVD systems which were partially offset by increases in sales of our consumer DVD products, including DVDit!. The decreases were also partially offset by sales of Daikin related products. See earlier discussion regarding the acquisition of The DVD Software Development Business of Daikin Industries, Ltd.

     International sales accounted for 47%, of our net revenue in each of the fiscal years 1999, 2000, and 2001. See Note 10 of Notes to Financial Statements. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     Cost of Revenue. Our cost of revenue decreased from 43.6% of net revenue in fiscal 1999 to 43.2% in fiscal 2000 to 35.7% in fiscal 2001. The decreases in cost of revenue in fiscal year 2000 and fiscal year 2001 were primarily due to a shift in sales product mix towards higher margin consumer DVD systems and to the reduction of hardware as a percentage of revenue in our professional DVD systems.

     Marketing and Sales. Our marketing and sales expenses increased from $7,216,000 in fiscal 1999 to $8,938,000 in fiscal 2000 and decreased to $8,710,000 in fiscal 2001. Marketing and sales represented 33.0%, 42.8% and 52.7% of net revenue for fiscal 1999, 2000 and 2001, respectively. Our marketing and sales expenses increased in fiscal 2000 primarily due to increases in salary expenses as a result of an increase in headcount, and increases in advertising and marketing costs related to our DVD product lines. Our marketing and sales expenses decreased in fiscal 2001 primarily due to lower commission expenses. Our marketing and sales headcount increased from thirty-seven at March 31, 1999 to forty at March 31, 2000 to forty-nine at March 31, 2001. Dealer and employee commission expenses, as a percentage of net revenue decreased from 4.7% in fiscal 1999 and fiscal 2000 to 4.4% and fiscal 2001.

     Research and Development. Our research and development expenses increased from $5,137,000 in fiscal 1999 to $6,155,000 in fiscal 2000 and decreased to $5,148,000 in fiscal 2001. Our research and development expenses as a percentage of net revenue were 23.5% in fiscal 1999, 29.6% in fiscal 2000, and 31.2% in fiscal 2001. We capitalize a portion of our software development costs in accordance with statement of Financial Accounting Standard No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses increased in fiscal 2000 primarily due to increased headcount from thirty at March 31, 1999 to thirty-two at March 31, 2000 and due to consulting expenses associated with introductions of new products, including our DVDit! product. Research and development expenses decreased in fiscal 2001 due to reduced consulting expenses associated with new product development. Headcount remained consistent at thirty-two from March 31, 2000 to March 31, 2001. Consulting expenses can fluctuate significantly from period to period depending upon the status of software development projects and our schedule of new product introductions.

     General and Administrative. Our general and administrative expenses increased from $1,556,000 in fiscal 1999 to $2,284,000 in fiscal 2000 to $2,514,000 in fiscal 2001. These expenses represented 7.0% of net revenue in fiscal 1999, 11.0% of net revenue in fiscal 2000 and 15.2% of net revenue in fiscal 2001. Our general and administrative expenses increased in fiscal 2000 primarily due to a charge to bad debt expense of $600,000 which represented an additional reserve for sales to audio professionals and distributors who are experiencing liquidity difficulties due to a decline in their business. General and administrative expenses increased in fiscal 2001 primarily due to an increase in legal and professional expenses.

     Other Income and Expense. Other expense on our statement of operations includes primarily the net amount of interest or other financing charges we have incurred due to borrowings. For our 1999, 2000 and 2001 fiscal years, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line. Other income includes the interest we earned on cash balances and short term investments.

     Provision for Income Taxes. In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for our 1999 and 2001 years. For the 2000 fiscal year a benefit was recorded (during the quarter ended June 30, 1999) to reflect the refund due us following the conclusion of an Internal Revenue Service audit. During the 2001 fiscal year we exhausted our ability to carryback tax losses resulting from operations in the fiscal year ended March 31, 1997.

     Liquidity and Capital Resources. In December 1996, we entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Loan Agreement, which we sometimes refer to as our "bank credit line," has been modified or renewed at various times since December 1996. Our bank credit line expired on March 17, 2001.

     In March, 1998, we renegotiated a previous financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of Series C Convertible Preferred Stock (see note 7 of Notes to Financial Statements) and $1,500,000 of debt. The interest rate on such restructured debt was 7.25% and was due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of the 461,538 shares of the Company's Common Stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht & Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued with the original arrangement reached in December 1996 was lowered to the fair value of common stock of $3.25. We accounted for this transaction by revaluing the new warrants, using comparable assumptions as the original warrant grant, and the resultant value of $90,000 was amortized over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a "net exercise" basis, and the warrant holder received 29,691 shares of common stock. During the fiscal years ended March 31, 1999 and March 31, 2000, 167,500 and 292,000 shares of the Preferred Stock were converted into common stock pursuant to this financing arrangement.

     In October, 1999, we renegotiated a financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest were payable in monthly installments through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. We also enhanced the conversion rate of Hambrecht and Quist's existing Series C convertible preferred stock so that each share of Series C convertible preferred stock is convertible into 1.625 shares of common stock. The beneficial conversion feature, warrants and new debt were recorded at their relative fair values. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the common stock which underlie the Series C convertible preferred stock and the 120,000 shares of our common stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance.

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

     On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new agreement, we may draw up to $20,000,000 in cash in exchange for common stock. Pricing of the common stock issued under this agreement is based on the market price of our common stock at the time of a draw subject to discounts ranging from 8% to 12%. The availability of the credit line, and the amounts and timing of draws under the lines are subject to a number of conditions, including a listing on NASDAQ. On July 19, 2000, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. During the fiscal year ended March 31, 2001, we drew $200,000 from the credit line for which we issued 211,416 shares of common stock.

     Our operating activities have used cash of $124,000 in fiscal year 1999, $2,628,000 in fiscal year 2000 and $848,000 in fiscal year 2001. During those fiscal years cash required by operating activities was not as great as our operating losses due to the changes in operating assets and liabilities. In addition to our operations, we utilized cash during the 1999, 2000, and 2001 fiscal years primarily to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

     During the 1999, 2000 and 2001 fiscal years we augmented cash on hand primarily by drawing on the equity credit lines described above.

     We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the new equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the end of fiscal year 2002.

     As of March 31, 2001, we had cash and cash equivalents of $1,616,000 and working capital of $458,000.

     Risk Factors. You should carefully consider the risk factors set forth below:

     We have had losses in each of the past five years.
     --------------------------------------------------

     We were unprofitable during each of the last five fiscal years. For example, in fiscal year 2001, we had a net loss of $5,855,000 and in fiscal year 2000 we had a net loss of $5,791,000. We were unprofitable during the first three quarters of the 1999 fiscal year and during each quarter of the 2000 and 2001 fiscal years. We may not be profitable at any time in the future. Our lack of profitability could cause our share price to decline. The other risks identified below could also cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares will decline in value or the amount by which they may decline.

     During the last three years we had negative operating cash flows and
     --------------------------------------------------------------------
expect this to continue.
------------------------

     We might need additional financing in order to continue to operate. During the last three fiscal years we had a negative operating cash flow of $124,000, $2,628,000 and $848,000 for the fiscal years ended March 31, 1999, 2000 and 2001, respectively. This means that without access to outside capital we would have had to cease or significantly curtail operations. We believe that we may continue to run a negative operating cash flow for the foreseeable future, and might continue to need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

     Our stock purchase agreement with Kingsbridge Capital Limited may be
     --------------------------------------------------------------------
unavailable or insufficient to meet our future cash needs.
----------------------------------------------------------

     In May 2000, we entered into an agreement with Kingsbridge Capital Limited which allows us to sell from time to time up to $20,000,000 of common stock to Kingsbridge. In no event, however, can we sell any shares in an amount in excess of 19.9% of our outstanding common stock. As of May 31, 2001, we had sold under this agreement approximately 643,608 shares of common stock with gross proceeds to us of approximately $650,000. Assuming our stock price remains at $1.50 per share, the maximum number of shares we could sell in the future to Kingsbridge under this agreement would be approximately 2,688,000 shares with gross proceeds of approximately $4,032,000.

     Our ability to sell stock to Kingsbridge, however, is subject to a number of terms and conditions, including, for example, continued listing of our stock on NASDAQ, continued effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The risk to us is that, because of these and other conditions, at the time we need cash in the future, the stock sale arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. If the stock purchase agreement with Kingsbridge is unavailable or insufficient to meet our needs when we need working capital, we may have to cease or significantly curtail operations.

     Any failure to successfully integrate the Daikin business we acquired on
     ------------------------------------------------------------------------
February 27, 2001 could negatively impact us.
---------------------------------------------

     In February 2001, we acquired the DVD business and assets of Daikin. This acquisition involves risks that could materially and adversely affect our business and operating results. These risks include, among others:

   .  Distracting management from day-to day operations of our business;

   . Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel;

   . Incurring amortization expenses related to goodwill and other intangible assets;

   . The potential dilution resulting from conversion of the Preferred Stock issued to Daikin;

   . Undiscovered and unknown problems, defects or other issues related to the Daikin products that become known to us only some time after consummation of the acquisition;

   . Negative reactions from our current resellers, or our current customers, to the acquisition; and

   . Negative reactions from the current resellers or the current customers of the Daikin business to the acquisition of that business by us.

     If new digital formats are unsuccessful, it is unlikely that we will
     --------------------------------------------------------------------
generate sufficient revenues to recover our development cost.
-------------------------------------------------------------

     Our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW and DVD+RW. If these formats prove to be unsuccessful or are not accepted for any reason, there will be only limited demand for our products.

     We may have to incur significant product redesign costs if chip
     ---------------------------------------------------------------
manufacturers discontinue or redesign their products.
-----------------------------------------------------

     Our products are based on integrated circuits or "chips" produced by other companies. If these chip manufacturers discontinue or redesign the chips we use for our products, then we will likely incur significant costs to redesign our products to handle these changes. We cannot estimate the amount of these costs or the likelihood that we will have to redesign our products.

     Our reliance on outsourcing and single suppliers for our manufacturing and
     --------------------------------------------------------------------------
components makes us vulnerable to supplier operational problems.
----------------------------------------------------------------

     Our outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier. In addition, we often use components that are only available from a single source.

Reliance on a single supplier for manufacturing or for certain manufacturing components makes us vulnerable to operating or financial problems encountered by those suppliers.

     If we fail to protect our products' intellectual property rights, such as
     -------------------------------------------------------------------------
trade secrets, we may not be able to market our products successfully.
----------------------------------------------------------------------

     Our products are based in large part on proprietary technology. To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. In addition, we make extensive use of trade secrets that we may not be able to protect. To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.

     Other companies' intellectual property rights may prevent our current or
     ------------------------------------------------------------------------
future product development and sales.
-------------------------------------

     We have never conducted a comprehensive patent search relating to the technology we use in our products. There may be issued or pending patents owned by third parties that relate to our products. If so, we could incur substantial costs defending against patent infringement claims or we could even be blocked from selling our products.

     Other companies may succeed in obtaining valid patents covering one or more of the key techniques we utilize in our products. If so, we may be forced to obtain required licenses or implement alternative non-infringing approaches.

     Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD and MPEG technology. We have entered into license agreements with certain companies relative to some of these technologies. For instance, we have entered into license agreements with Dolby Licensing Corporation covering Dolby Digital Audio and with Meridian Audio Limited covering Meridian Lossless Packing. Such license agreements may not be sufficient to grant all of the intellectual property rights to us necessary to market our products.

     Regarding claims for patent infringement, some of the purchase and license agreements we have with our customers allocate responsibility to our customers for satisfying any such claims, while some of our customer purchase and license agreements allocate such responsibility to us. Regardless of the provisions of our customer purchase and license agreements, third parties could pursue us claiming that our products infringe various patents. Patent infringement litigation could be time consuming and costly. If the litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and a requirement that we obtain a royalty or license agreement to continue using the technology in issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. In this regard a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. We have been asked by MPEG-LA to enter into a license agreement with them. We have not entered into such an agreement with MPEG-LA, though we are continuing to evaluate the situation. The cost to us of such a license cannot be estimated at this time.

     Because a majority of our products operate only on Macintosh computers,
     -----------------------------------------------------------------------
the potential success of our products is tied to the success of this platform.
------------------------------------------------------------------------------

     Many of our current products operate on Macintosh computers manufactured by Apple Computer. If Macintosh computers become in short supply, sales of our products will likely decline. If there is a decrease in the use of the Macintosh as a computing platform in the professional and corporate audio and video markets, there will likely be a decrease in demand for our products. If there are changes in the operating system or architecture of the Macintosh, it is likely that we will incur significant costs to adapt our products to the changes.

     In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD

Fusion product. In January 2001 Apple announced two new DVD authoring products, which we presume are based on Astarte's technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit!. The second product, DVD Studio Pro, is intended for professional users, and we believe will compete with DVDit!-PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of the Macintosh personal computer. At this time the impact of Apple's announcements on our business is unclear, and it is possible that some or all of Apple's product offerings will significantly reduce demand for our products.

     Some of our competitors possess greater technological and financial
     -------------------------------------------------------------------
resources than we do.
--------------------

     There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. Please see our discussion concerning Apple Computer, above. Other competitors who have announced or are delivering products which compete with our products include MGI, Pinnacle, Roxio, Spruce Technologies and Ulead. In addition, other companies with greater financial and technological resources may be interested in entering the growing consumer business for DVD.

     We have little ability to reduce expenses to compensate for reduced sales.
     -------------------------------------------------------------------------

     We tend to close the greatest number of sales in the last month or last weeks of a quarter and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. Because most of our quarterly operating expenses and our inventory purchasing is committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.

     For example, in the fiscal quarter ending December 31, 2000, we experienced a significant slowdown of demand for our professional DVD products in the last month of that quarter, particularly in the North American and Japanese markets. Although we attempted to control expenses in the face of this slowdown, the changes we were able to make were quite small, leading to a significant operating loss for the quarter.

     Approximately 10% of our revenue derives from sales to a single company
     -----------------------------------------------------------------------
and another 12% was derived from sales to a large distributor.
-------------------------------------------------------------

     During the last three fiscal years, 1999, 2000 and 2001, between 7% and 11%, of our revenue was derived from sales of audio processing subsystems to Discreet Logic. During the fiscal years 2000 and 2001, an additional 10% and 12%, respectively, of our revenue was derived from sales to our Japanese dealer, Sanshin Electronics Company. A decrease or interruption in either Discreet Logic's or Sanshin's business or their demand for our products would cause a significant decrease in our revenue.

     A significant portion of our revenue derives from sales made to foreign
     -----------------------------------------------------------------------
customers located primarily in Europe and Japan.
-----------------------------------------------

     Revenue derived from these customers accounted for approximately 47% of our revenues in fiscal year 2000 and 2001. These foreign customers expose us to the following risks, among others:

   . currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

   .  import and export restrictions and duties;

   . foreign regulatory restrictions, for example, safety or radio emissions regulations; and

   .  liquidity problems in various foreign markets.

     The issuance of stock pursuant to the Daikin Acquisition Agreements will
     ------------------------------------------------------------------------
dilute the relative ownership of existing common stockholders and could result
------------------------------------------------------------------------------
in lower market price for our stock.
-----------------------------------

     The issuance of 395,000 shares of common stock to Daikin, the issuance of 100,000 shares of common stock to Digitek and the issuance of up to 850,000 shares of Common Stock to Daikin upon conversion of Preferred Stock now or in the future, will have a dilutive impact on our security holders. For example, based upon the number of shares of common stock outstanding on April 30, 2001, conversion of 850,000 shares of preferred stock into common stock would dilute our shareholders by 6%.

     Additional sales of stock to Kingsbridge will dilute the relative
     -----------------------------------------------------------------
ownership of existing common stockholders and could result in lower market
--------------------------------------------------------------------------
price for our stock.
--------------------

     Under the equity line agreement with Kingsbridge we have the right to sell common stock to Kingsbridge in an amount up to 19.9% of our outstanding common stock over the two year period beginning November 11, 2000. As a result, our net income or loss per share could be significantly affected in future periods causing a reduction in the market price of our common stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited. All of our international sales are denominated in US dollars with the exception of the payments made to us by Daikin pursuant to the Distribution Agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the Consulting Agreement entered into on February 27, 2001. See Note 11 of Notes to Financial Statements. We do not engage in any hedging activities.

     We do not use derivatives or equity investments for cash investment purposes. Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow on pages 32 through 48.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Sonic Solutions:

     We have audited the accompanying balance sheets of Sonic Solutions as of March 31, 2000 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Sonic Solutions' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

San Francisco, California
May 3, 2001 except as to note 6,
  which is as of June 18, 2001

                              FINANCIAL STATEMENTS

                                SONIC SOLUTIONS

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                 March 31
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
Assets
Current assets:
 Cash and cash equivalents................................... $ 5,179    1,616
 Accounts receivable, net of allowance for returns and
  doubtful accounts of $930 and $1,005 at March 31, 2000 and
  2001, respectively.........................................   4,635    4,185
 Inventory...................................................     945      492
 Prepaid expenses and other current assets...................     425      448
                                                              -------  -------
  Total current assets.......................................  11,184    6,741
Fixed assets, net............................................   1,515    1,333
Purchased and internally developed software costs, net.......   1,876    3,094
Other assets.................................................     393      570
                                                              -------  -------
  Total assets............................................... $14,968   11,738
                                                              =======  =======

Liabilities And Shareholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities.................... $ 4,306    4,621
 Deferred revenue and deposits...............................   1,224    1,595
 Subordinated debt...........................................     600       57
 Current portion of obligations under capital leases.........      78       10
                                                              -------  -------
  Total current liabilities..................................   6,208    6,283
Obligations under capital leases, net of current portion.....      10       --
                                                              -------  -------
  Total liabilities..........................................   6,218    6,283

Commitments and contingencies

Shareholders' Equity
 Convertible preferred stock, no par value, 10,000,000 shares authorized: 155,544 and 700,000 shares issued and
  outstanding at March 31, 2000, and 2001, respectively......     506    1,750
 Common stock, no par value, 30,000,000 shares authorized;
  12,050,214 and 13,056,646 shares issued and outstanding at
  March 31, 2000 and 2001, respectively......................  27,083   28,399
 Accumulated deficit......................................... (18,839) (24,694)
                                                              -------  -------
  Total shareholders' equity.................................   8,750    5,455
                                                              -------  -------
  Total liabilities and shareholders' equity................. $14,968   11,738
                                                              =======  =======

                 See accompanying notes to financial statements

                                SONIC SOLUTIONS

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                       Years Ended March 31,
                                                       -----------------------
                                                        1999     2000    2001
                                                       -------  ------  ------
Net revenue........................................... $21,899  20,827  16,519
Cost of revenue.......................................   9,547   8,992   5,892
                                                       -------  ------  ------
Gross profit..........................................  12,352  11,835  10,627
                                                       -------  ------  ------
Operating expenses:
 Marketing and sales..................................   7,216   8,938   8,710
 Research and development.............................   5,137   6,155   5,148
 General and administrative...........................   1,556   2,284   2,514
                                                       -------  ------  ------
 Total operating expenses.............................  13,909  17,377  16,372
                                                       -------  ------  ------
 Operating loss.......................................  (1,557) (5,542) (5,745)
Other expense, net....................................    (302)   (249)   (110)
                                                       -------  ------  ------
 Loss before income taxes.............................  (1,859) (5,791) (5,855)
Benefit for income taxes..............................      --     (97)     --
                                                       -------  ------  ------
 Net loss............................................. $(1,859) (5,694) (5,855)
 Beneficial conversion feature given to preferred
  shareholders........................................      --     110      --
 Dividends paid to preferred shareholders.............      53      49      20
                                                       -------  ------  ------
 Net loss applicable to common shareholders........... $(1,912) (5,853) (5,875)
                                                       =======  ======  ======
 Basic and diluted loss per share applicable to common
  shareholders........................................ $ (0.21)  (0.56)  (0.47)
                                                       =======  ======  ======
 Weighted average shares used in computing per share
  amounts.............................................   8,896  10,460  12,402
                                                       =======  ======  ======


                 See accompanying notes to financial statements

                                SONIC SOLUTIONS

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                           Preferred
                             stock        Common stock                    Total
                         --------------  ---------------  Accumulated Shareholders'
                         Shares Amount   Shares  Amount     deficit      Equity
                         ------ -------  ------ --------  ----------- -------------
Balances at March 31,
 1998...................   462  $ 1,500   8,302 $ 15,204    (11,286)      5,418
 Exercise of common
  stock options.........    --       --      64      143         --         143
 Equity line of credit
  issuances, net of
  issuance costs of
  $75...................    --       --     904    2,283         --       2,283
 Conversion of preferred
  stock.................  (168)    (544)    168      544         --          --
 Preferred stock
  dividends.............    --       --      --      (53)        --         (53)
 Exercise of warrants...    --       --      30       --         --          --
 Net loss...............    --       --      --       --     (1,859)     (1,859)
                          ----  -------  ------ --------    -------      ------
Balances at March 31,
 1999                      294      956   9,468   18,121    (13,145)      5,932
 Exercise of common
  stock options.........    --       --     298      773         --         773
 Equity line of credit
  issuances, net of
  issuance costs of
  $363..................    --       --   1,800    7,053         --       7,053
 Issuance of preferred
  stock.................   154      500      --       --         --         500
 Conversion of preferred
  stock.................  (292)    (950)    464      950         --          --
 Preferred stock
  dividends.............    --       --      --      (49)        --         (49)
 Return to preferred
  stock shareholders as
  a result of beneficial
  conversion feature....    --       --      --     (110)        --        (110)
 Preferred stock
  beneficial conversion
  feature...............    --       --      --      110         --         110
 Issuance of warrants...    --       --      --      235         --         235
 Exercise of warrants...    --       --      20       --         --          --
 Net loss...............    --       --      --       --     (5,694)     (5,694)
                          ----  -------  ------ --------    -------      ------
Balances at March 31,
 2000...................   156      506  12,050   27,083    (18,839)      8,750
 Exercise of common
  stock options.........    --       --      43       73         --          73
 Equity line of credit
  issuances, net of
  issuance costs of
  $136..................    --       --     211       58         --          58
 Issuance of common
  stock.................    --       --     495      699         --         699
 Issuance of preferred
  stock.................   700    1,750      --       --         --       1,750
 Conversion of preferred
  stock.................  (156)    (506)    257      506         --          --
 Preferred stock
  dividends.............    --       --      --      (20)        --         (20)
 Net loss...............    --       --      --       --     (5,855)     (5,855)
                          ----  -------  ------ --------    -------      ------
Balances at March 31,
 2001...................   700  $ 1,750  13,056 $ 28,399    (24,694)      5,455
                          ====  =======  ====== ========    =======      ======


                 See accompanying notes to financial statements

                                SONIC SOLUTIONS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years Ended March 31,
                                                      -------------------------
                                                       1999     2000     2001
                                                      -------  -------  -------
Cash flows from operating activities:
Net loss............................................  $(1,859)  (5,694)  (5,855)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization.......................    2,621    2,958    2,025
Provision for returns and doubtful accounts, net of
 write-offs.........................................      (18)     331       75
Interest expense amortization.......................       60       --      132
Changes in operating assets and liabilities:
 Accounts receivable................................   (2,187)     437    2,310
 Inventory..........................................     (173)    (138)     465
 Refundable income taxes............................      148       --       --
 Prepaid expenses and other current assets..........       30     (138)       8
 Other assets.......................................      (72)    (237)    (177)
 Accounts payable and accrued liabilities...........    1,044      (53)     (50)
 Deferred revenue and deposits......................      282      (94)     219
                                                      -------  -------  -------
 Net cash used in operating activities..............     (124)  (2,628)    (848)
                                                      -------  -------  -------
Cash flows from investing activities:
 Purchase of fixed assets...........................     (913)    (850)    (417)
 Additions to purchased and internally developed
  software..........................................     (696)    (801)  (1,656)
                                                      -------  -------  -------
 Net cash used in investing activities..............   (1,609)  (1,651)  (2,073)
                                                      -------  -------  -------
Cash flows from financing activities:
 Proceeds from exercise of common stock options.....      143      773       73
 Repayments of subordinated debt....................     (568)     (84)    (675)
 Proceeds from equity line financing................    2,283    7,053       58
 Borrowings on line of credit.......................      420      422      500
 Repayments of line of credit.......................     (420)    (922)    (500)
 Principal payments on capital leases...............     (137)    (149)     (78)
 Payment of dividends...............................      (53)     (49)     (20)
                                                      -------  -------  -------
 Net cash provided by financing activities..........    1,668    7,044     (642)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................      (65)   2,765   (3,563)
Cash and cash equivalents, beginning of year........    2,479    2,414    5,179
                                                      -------  -------  -------
Cash and cash equivalents, end of year..............  $ 2,414    5,179    1,616
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
 Interest paid during year..........................  $    71      109       44
                                                      =======  =======  =======
 Income taxes paid during year......................  $     9        4       --
                                                      =======  =======  =======
 Noncash financing and investing activities:
 Conversion of preferred stock to common stock......  $   544      956      506
                                                      =======  =======  =======
 Conversion of subordinated debt to preferred
  stock.............................................       --      500       --
                                                      =======  =======  =======
 Issuance of preferred stock to finance
  acquisition.......................................       --       --    1,750
                                                      =======  =======  =======
 Issuance of common stock to finance acquisition....       --       --      699
                                                      =======  =======  =======
 Issuance of warrants associated with conversion of
  subordinated debt                                        --      235       --
                                                      =======  =======  =======
 Beneficial conversion feature given to preferred
  shareholders......................................       --      110       --
                                                      =======  =======  =======

                 See accompanying notes to financial statements

                                SONIC SOLUTIONS

                         NOTES TO FINANCIAL STATEMENTS
                         March 31, 1999, 2000 and 2001

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     (a) Operations

     We primarily develop workstations used by professionals to edit and process digital audio and digital video. Our products are computer based, and usually include both plug-in hardware and applications software installed on a personal computer. Our customers use various kinds of peripheral devices--for example, disk drives, streaming tape drives, and audio and video tape recorders--along with our products. Although we do not manufacture or sell the personal computer or peripheral devices used with our products, we refer to the complete configuration of personal computer, Sonic hardware, Sonic software, and peripherals as a Sonic workstation.

     We currently market two professional workstation product lines:
SonicStudio(TM) and DVD Creator(TM). SonicStudio is a line of professional audio workstations that our customers use to prepare audio for release on digital audio compact discs, for release with video and film entertainment, and for broadcast on radio. DVD Creator is a line of DVD-Video/Audio production workstations which supports the preparation and assembly of video and audio assets for release on the DVD-Video and DVD-Audio disc format.

     During the fiscal year ended March 31, 2000, we introduced and began shipments of two new products: DVDit!(TM) and DVD Fusion(TM). DVDit! is an authoring application which provides simplified DVD authoring capabilities to consumer, "prosumer," and some professional users. DVD Fusion, which is a part of our DVD Creator product line, provides video producers and editors a comprehensive set of tools for encoding, authoring and proofing DVD-Video titles derived from projects created on non-linear video editing systems.

     On February 27, 2001, we entered into an Asset Purchase Agreement with Daikin Industries, Ltd., a Japanese corporation whereby on that date we acquired The DVD Software Development Business of Daikin, also called "Daikin DVD". In return for the assets acquired, we issued 395,000 shares of common stock valued at $593,000 and 700,000 shares of preferred stock valued at $1,750,000. The acquisition was recorded using the purchase method of accounting.

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

     (c) Revenue Recognition

     We have adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements. SOP 97-2 generally requires revenue earned of software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Deferred revenue, which primarily relates to maintenance and support, is recognized ratably over the term of the maintenance contract.

     (d) Cash Equivalents

     Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

     (e) Inventory

     Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Our finished goods inventory is manufactured to our specifications by a third party.

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

     (i) Basic and diluted loss per share

     The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the years ended March 31, 1999, 2000 and 2001 (in thousands, except per share data):

                                                      Years Ended March 31,
                                                      -----------------------
                                                       1999     2000    2001
                                                      -------  ------  ------
Net loss............................................. $(1,859) (5,694) (5,855)
Beneficial conversion feature given to preferred
 shareholders........................................      --     110      --
Dividends paid to preferred shareholders.............      53      49      20
                                                      -------  ------  ------
Net loss applicable to common shareholders........... $(1,912) (5,853) (5,875)
                                                      =======  ======  ======
Weighted average number of common shares
 outstanding.........................................   8,896  10,460  12,402
                                                      =======  ======  ======
Basic and diluted net loss per share applicable to
 common shareholders................................. $(0.21)   (0.56)  (0.47)
                                                      =======  ======  ======

     As of March 31, 1999, 2000 and 2001 potentially dilutive shares totaling 1,834,502; 1,253,947; and 2,587,493, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

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

     (k) Liquidity

     Historically, we have incurred significant losses and negative cash flows from operations. As of March 31, 2001, we have an accumulated deficit of $28,399,000 and positive working capital of $458,000. We have primarily funded operations through private equity financing with Kingsbridge (see note 6). We intend to continue using the equity financing to fund negative cash flows. To the extent that this equity line of credit or other sources of financing are not available to us, we will reduce planned capital expenditures and reduce other variable costs as necessary to maintain sufficient working capital to operate our business through March 2002.

     (l) Stock-Based Compensation

     Our company has various stock-based compensation plans, as discussed in
Note 7. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". We have elected to adopt only the disclosure based requirements of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and as such have disclosed the pro forma effects on net loss and net loss per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

     (m) Impairment of Long-Lived Assets

     We evaluate our long-lived assets for impairment, including other intangibles, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (n) Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative instruments and hedging activities." We are required to adopt SFAS No. 133 in the first quarter of fiscal year 2002. We do not anticipate that SFAS No. 133 will have a material impact on our financial statements.

     (o) Comprehensive Loss

     We have no significant components of other comprehensive loss and accordingly, comprehensive loss equals net loss.

(2) INVENTORY

     The components of inventory consist of (in thousands):

                       March 31,
                       ----------
                       2000  2001
                       ----- ----
      Finished Goods   $ 387 182
      Work-in-process     75  48
      Raw materials      483 262
                       ----- ---
                       $ 945 492
                       ===== ===

(3) FIXED ASSETS

     Fixed assets consist of (in thousands):

                                                        March 31,
                                                      ---------------
                                                       2000     2001
                                                      -------  ------
      Equipment, furniture and fixtures               $ 5,382   6,089
      Demonstration equipment                           1,888   1,909
      Parts used in service, not held for sale          1,495   1,515
                                                      -------  ------
                                                        8,765   9,513
      Less accumulated depreciation and amortization   (7,250) (8,180)
                                                      -------  ------
                                                      $ 1,515   1,333
                                                      =======  ======

     As of March 31, 2001, fixed assets held under capital lease totaled $315,000 and accumulated amortization on those assets totaled $315,000.

(4) PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS

     Capitalized software costs consist of (in thousands):

                                        March 31,
                                     ----------------
                                      2000     2001
                                     -------  -------
      Purchased software             $   409      455
      Internally developed software    6,035    8,302
                                     -------  -------
                                       6,444    8,757
      Accumulated amortization        (4,568)  (5,663)
                                     -------  -------
                                     $ 1,876    3,094
                                     =======  =======

     Amortization of capitalized software costs was $1,225,000, $1,310,000 and $1,095,000 for the years ended March 31, 1999, 2000 and 2001, respectively.

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of (in thousands):

                                           March 31,
                                         -------------
                                          2000   2001
                                         ------- -----
      Accounts payable                   $ 1,089   872
      Commissions payable                    653   428
      Accrued compensation and benefits      903   984
      Accrued expenses                     1,470 1,495
      Accrued acquisition costs               --   356
      Accrued marketing expenses             191   486
                                         ------- -----
                                         $ 4,306 4,621
                                         ======= =====

(6) CREDIT FACILITIES AND DEBT RESTRUCTURING

     On May 4, 2000, we entered into a new Private Equity Line Agreement (the "Agreement") with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement. During the fourth quarter of fiscal year March 31, 2001, we drew $200,000 from the equity line for which we issued 211,416 shares of common stock.

     During April, May and June 2001, we drew $700,000 from the equity line for which we issued 683,600 shares of common stock.

     Since December 1996, we have entered into a couple of different financing arrangements with Hambrecht & Quist Guaranty Finance, including a $5,100,000 financing facility and a $7,000,000 equity-based line of credit. In March 1998, $3,000,000 of the $5,100,000 financing facility was restructured into $1,500,000 of convertible preferred stock (461,538 shares) and $1,500,000 of debt. The debt had an interest rate of 7.25% and was due in October 1999. During the years ended March 31, 2000, and March 31, 2001, 292,000 and 156,000 shares of the convertible preferred stock were converted to common stock.

     In October 1999, the $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance was restructured into 153,846 shares of Series C Convertible preferred stock and $1,000,000 of debt. The unpaid balance at March 31, 2000 and 2001 was $600,000 and $57,000, respectively. During the year ended March 31, 2001, all of the shares of Series C convertible preferred stock were converted to common stock. In connection with the debt restructuring, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006 and are immediately exercisable. At March 31, 2001, 96,283 warrants remain unexercised.

(7) SHAREHOLDERS' EQUITY

     Convertible Preferred Stock

     In February, 2001, we issued 700,000 shares of Series D Convertible Preferred Stock (the Preferred Stock) to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share. The rights, preferences, and privileges of the holders of the Preferred Stock are as follows:

   . Dividends are cumulative and are payable only upon declaration by the Company's Board of Directors at an annual rate of $0.20 per share, until such shares have been converted into common stock. Such distributions shall be payable quarterly in arrears for each calendar quarter of each fiscal year.

   . Holders have a liquidation preference of $5.00 per share plus all accrued but unpaid dividends, in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

   . Each share has voting rights equal to the number of shares of common stock into which such shares could be converted.

   . Each share is convertible at any time into one share of common stock subject to certain antidilution provisions.

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

     During 1995, we adopted the 1994 NonEmployee Directors Stock Option Plan which provides for the grant of stock options to Sonic Solutions' nonemployee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions' common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 22,000 options outstanding at March 31, 2001, at prices of $2.6560, $2.5625 and $1.6880 per share, of which 10,669 were exercisable.

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

     In July, 2000, the Board of Directors adopted the Sonic Solutions 2000 Stock Option Plan and the shareholder's approved the 2000 Stock Option Plan in September, 2000. The 2000 Stock Option Plan covers 3,000,000 shares of Common Stock with an annual increase in the number of shares available for issuance under the Stock Option Plan on the last day of each fiscal year. The Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Plan.

     A summary of Sonic Solutions' option plans is presented below:

                                 1999                2000                2001
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                                     Exercise            Exercise            Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year                  1,660,178   $2.89   2,026,333    2.80   2,351,039    2.67
Granted                     670,250    3.08     782,300    2.73   1,029,500    1.69
Exercised                   (64,225)   2.22    (298,208)   2.58     (43,000)   1.84
Forfeited                  (239,870)   4.32    (159,386)   4.94    (224,351)   3.29
                          ---------   -----   ---------    ----   ---------    ----
Outstanding at end of
 year                     2,026,333   $2.80   2,351,039    2.67   3,113,188    2.31
                          =========           =========           =========
Options exercisable at
 year end                 1,179,191   $2.65     902,506    2.54   1,880,229    2.44
Fair value of options
 granted during the year              $2.06                1.93                1.28

     Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS No. 123, our net loss and net loss per share for the years ended March 31, 1999, 2000 and 2001 would have been increased as indicated below (in thousands, except per share data):

                                        Years Ended
                                         March 31,
                                     ------------------
                                      1999  2000  2001
                                     ------ ----- -----
      Net loss           As Reported $1,859 5,694 5,855
                         Pro Forma   $3,640 7,532 7,412

      Net loss per share As Reported $ 0.21  0.56  0.47
                         Pro Forma   $ 0.41  0.72  0.60

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001; risk-free interest rate of 4.65%, 6.04% and 5.17%, respectively; expected life of 4 years; 91%, 97% and 110% expected volatility, respectively; and no dividends.

     The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 2001 and does not consider compensation costs for stock options granted prior to April 1, 1995.

     The following table summarizes information about stock options outstanding at March 31, 2001.

                                          Options Outstanding            Options Exercisable
                                    ------------------------------- -----------------------------
                         Number     Weighted Average    Weighted        Number        Weighted
     Range of        Outstanding at    Remaining        Average     Outstanding at    Average
  Exercise Price     March 31, 2001 Contractual Life Exercise Price March 31, 2001 Exercise Price
-------------------  -------------- ---------------- -------------- -------------- --------------
From $1.25 to $1.75    1,127,188          9.12           $1.52          490,466        $1.60
From $2.00 to $2.91    1,632,375          7.12            2.56        1,223,083         2.57
From $3.44 to $3.94      296,375          8.71            3.37          123,315         3.42
From $4.18 to $6.00       57,250          7.16            5.31           43,365         5.41
                       ---------          ----           -----        ---------        -----
From $1.25 to $6.00    3,113,188          8.00           $2.31        1,880,229        $2.44
                       =========          ====           =====        =========        =====

(8) INCOME TAXES

     The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

                                                       Years Ended
                                                        March 31,
                                                   ----------------------
                                                    1999    2000    2001
                                                   ------  ------  ------
Computed tax at statutory rate                     $ (630) (1,969) (1,991)
Tax credits utilized                                  105     137     136
State taxes, net of federal benefit                     5       4       4
Tax exempt interest income                            (19)     --      --
Current year net operating losses, temporary
 differences and credits for which no benefit was
 recognized                                           520   1,804   1,834
IRS tax refund                                         --     (99)     --
Other                                                  19      26      17
                                                   ------  ------  ------
                                                   $   --     (97)     --
                                                   ======  ======  ======

     The components of deferred taxes are as follows (in thousands):

                                                    March 31,
                                             --------------------------
                                              1999     2000      2001
                                             -------  -------  --------
Deferred tax assets:
 Accounts receivable                         $   179      585       581
 Accrued salaries                                 --       --        42
 Inventories                                     123       49        82
 Tax credit carryforwards                      2,086    2,440     3,038
 Net operating losses                          4,732    6,109     7,969
 Accrued vacation pay                             55      101       120
 Commissions                                       1        1        50
 State income taxes                               52       62         1
 Warranty and other                               51       37        79
                                             -------  -------  --------
 Gross deferred tax assets                     7,279    9,384    11,962
                                             -------  -------  --------
 Valuation allowance                          (6,309)  (8,651)  (10,919)
                                             -------  -------  --------
 Total deferred tax assets, net of valuation
  allowance                                      970      733     1,043

Deferred tax liabilities:
 Fixed assets                                   (130)    (127)       65
 Internally developed software                  (840)    (606)   (1,108)
                                             -------  -------  --------
 Total deferred tax liability                   (970)    (733)   (1,043)
                                             -------  -------  --------
 Net deferred taxes                          $    --       --        --
                                             =======  =======  ========

     The net change in the valuation allowance for the year ended March 31, 1999, 2000 and 2001 was an increase of approximately $966,000, $2,343,000 and $2,268,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and, that a valuation allowance is required.

     As of March 31, 2001, we have cumulative federal and California net operating losses of approximately $22,050,000 and $9,954,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2021. The California tax loss carryforwards will expire beginning in the year 2001 through 2011.

     As of March 31, 2001, we have cumulative unused research and development tax credits of approximately $2,160,000 and $1,126,000 which can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2009 through 2021; California credits will carryforward indefinitely.

     As of March 31, 2001, we have federal minimum tax credit carryforwards of approximately $135,000 which will carry forward indefinitely until utilized.

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

                                                            Years Ended
                                                             March 31,
                                                         -----------------
                                                         Capital Operating
                                                         Leases   Leases
                                                         ------- ---------
2002                                                      $ 10       983
2003                                                        --     1,073
2004                                                        --     1,116
2005                                                        --     1,161
2006                                                               1,207
Thereafter                                                  --       203
                                                          ----     -----
Total minimum lease payments                                10     5,743
                                                                   =====
Less current portion of obligations under capital lease    (10)
                                                          ----
Long-term obligations under capital lease                 $  0
                                                          ====

     Rent expense under operating leases for the years ended March 31, 1999, 2000 and 2001 was approximately $954,000, $953,000 and $1,011,000, respectively.

     (b) Benefit Plan

     We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

     (c) Inventory Purchase Commitments

     Under the terms of an agreement with an outside supplier, we have a commitment which requires us to purchase finished goods inventory from them subject to certain terms. At March 31, 2001 the amount was not significant.

     (d) Other

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

        Revenues by Product Line:

                   Years Ended March 31,
                   ---------------------
                    1999    2000   2001
                   ------- ------ ------
Revenues
 Consumer DVD      $    --  1,805  2,429
 Pro Audio/Video    21,899 19,022 14,090
                   ------- ------ ------
Total net revenue  $21,899 20,827 16,519
                   ======= ====== ======

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

        Revenues by Geographic Location:

                     Years Ended March 31,
                     ---------------------
                      1999    2000   2001
                     ------- ------ ------
North America        $11,702 11,027  8,714
Export:
Europe                 5,707  5,489  4,666
Pacific Rim            4,218  4,034  3,095
Other international      272    277     44
                     ------- ------ ------
Total net revenue    $21,899 20,827 16,519
                     ======= ====== ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

        Significant customer information:

                                        Percent of Total
                                       Accounts Receivable
             Years Ended March 31,          March 31,
            -------------------------  -------------------
             1999     2000     2001           2001
            -------  -------  -------  -------------------
Customer A      11%      11%       7%           1%
Customer B       --      10%      12%           6%

(11) ACQUISITION

     On February 27, 2001, we entered into an Asset Purchase Agreement with Daikin Industries, Ltd., a Japanese corporation whereby on that date we acquired Daikin DVD. In return for the assets acquired, we issued 395,000 shares of common stock valued at approximately $593,000 and 700,000 shares of preferred stock valued at approximately $1,750,000. The acquisition was recorded using the purchase method of accounting and accordingly, the operating results have been included in our results of operations from the date of acquisition.

     A finder's fee was paid of 100,000 shares of our common stock, valued at $150,000, in connection with the acquisition.

     As a consequence of the acquisition, we acquired all the Daikin DVD related products and intellectual property rights which is included in purchased and internally developed software costs. Additionally, we acquired tangible assets such as furniture, computers and other electronic assets, some of which will continue to be used specifically in the acquired DVD software development business while others will be used in our general DVD authoring tool business. The costs of the acquisition have been allocated on the bases of the estimated fair market values of the assets and liabilities assumed.

     We estimated fair value of the individual net tangible and intangible assets acquired exceeded the purchase price. As a result, the carrying values of the fixed assets and purchased software costs acquired were reduced by this excess. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

       Common stock issued          $  743
       Preferred stock issued        1,750
       Estimated transaction costs     365
                                    ------
         Total purchase price       $2,858
                                    ======

       Accounts receivable          $1,935
       Prepaid expenses                 31
       Inventory                        12
       Fixed assets                    330
       Purchased software costs        658
       Deferred revenue               (108)
                                    ------
         Net assets acquired        $2,858
                                    ======

     In connection with the Asset Purchase Agreement, we and Daikin entered into a fourteen month Distribution Agreement whereby we appointed Daikin as our exclusive distributor in Japan. During the terms of the Distribution Agreement, Daikin committed to placing minimum purchase orders of 260,000,000 yen of Daikin acquired products. During the year ended March 31, 2001, Daikin paid us $595,210 relating to the distribution agreement. As of March 31, 2001 and assuming the conversion rate at March 31, 2001, Daikin has approximately $1,583,000 to be paid to us under the Distribution Agreement.

     The following unaudited pro forma results of operations for fiscal year 2000 are as if the acquisition occurred on April 1, 1999. The pro forma information has been presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified periods.

                                                       Years Ended March 31,
(in thousands, except per share amounts, unaudited)    ----------------------
                                                          2000        2001
                                                       ----------  ----------
Net sales                                              $   25,147      19,413
                                                       ==========  ==========
Net loss                                               $   (8,526) $   (7,650)
                                                       ==========  ==========
Basic and diluted loss per share applicable to common
 shareholders                                          $    (0.81) $    (0.60)
                                                       ==========  ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages as of June 15, 2001 are as follows:

                                                                      Director
 Name Of Nominee       Age Position With The Company                   Since
 ---------------       --- -------------------------                  --------
 Robert J. Doris        48 President and Chief Executive Officer        1986
 Mary C. Sauer          48 Senior Vice President of Business            1986
                            Development, Secretary and Director
 Robert M. Greber       63 Director                                     1993
 Peter J. Marguglio     54 Director                                     1986
 R. Warren Langley      58 Director                                     2001
 A. Clay Leighton       44 Senior Vice President Worldwide                --
                            Operations, Finance and Chief Financial
                            Officer
 Christopher A. Kryzan  42 Senior Vice President of Engineering and       --
                           Marketing

     Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of the Company.

     Robert J. Doris. Mr. Doris founded Sonic Solutions in 1986 and has served as President, Chief Executive Officer and Director of the Company since that time. Prior to 1986 he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

     Mary C. Sauer. Ms. Sauer founded Sonic Solutions in 1986 and has served as a Vice President and Director of the Company since that time. Ms. Sauer became Senior Vice President of Marketing and Sales in February 1993. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania and a B.F.A. from Washington University in St. Louis.

     Robert M. Greber. Mr. Greber has served as a director of the Company since August 1993. Mr. Greber served as president and Chief Operating Officer of The Pacific Stock Exchange since July 1990, until January 1996 when he was elected Chairman and Chief Executive Officer. In December 1999, Mr. Greber retired from The Pacific Stock Exchange. Prior to joining The Pacific Stock Exchange, he was from 1985 to 1987 President and Chief Executive Officer of Diagnostic Networks, Inc., a network of Magnetic Resonance Imaging Centers which was merged into NMR America in 1987. Prior to DNI, Mr. Greber was President and Chief Executive Officer of Lucasfilm Ltd. from 1981 to 1985 where, among other duties, he oversaw development of digital technologies for video, film, audio, and special effects and video games applications. Before joining Lucasfilm, Mr. Greber was associated with the firm of Merrill Lynch where he was Vice President and Manager of the Los Angeles Institutional Office. Mr. Greber holds a B.S. in Finance from Temple University. Mr. Greber also serves on the Board of Bay View Capital Corp.

     Peter J. Marguglio. Mr. Marguglio has served as a Director of the Company since August 1986. Since January 1990, Mr. Marguglio has worked at Eatec Corporation, a software company located in Berkeley, California where he is now President. Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981. Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

     R. Warren Langley. Mr. Langley was appointed as a member of the Board of Directors and as a member of the Audit Committee on June 7, 2001. Since January 2000, Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC. From January 2000 to May 2000, he served as interim CEO of Brush Dance, a creator of Mind-Body-Spirit products. From September 1996 until March 1999, Mr. Langley served as President and Chief Operating Officer of the Pacific Exchange in San Francisco. Prior to that from August 1987 to January 1998, he was a Principal and Chief Operating Officer of Hull Trading in Chicago, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and worked in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for fifteen years. Mr. Langley holds degrees from the United States Air Force Academy Massachusetts Institute of Technology, and Georgia Institute of Technology.

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

     Board Meetings and Committees

     The Board held a total of four meetings during the fiscal year ended March 31, 2000. No director participated in fewer than 75% of the total number of meetings of the Board and all meetings of the committees, if any, upon which such director served.

     During the fiscal year ended March 31, 2001, the audit committee of the Board consisted of Mr. Marguglio and Mr. Greber. The principal functions of the audit committee are to recommend engagement of the Company's independent auditors, to consult with the Company's auditors concerning the scope of the audit and to review with them the results of their examination, to review and approve any material accounting policy changes affecting the Company's operating results and to review the Company's financial control procedures and personnel. The audit committee held four meetings during the fiscal year ended March 31, 2001.

     The Board does not have a nominating committee or a compensation committee.

     Newly Appointed Board and Committee Member

     On June 7, 2001, Mr. R. Warren Langley was appointed as a member of the Board of Directors and as a member of the Audit Committee.

     Compensation of Directors

     The Company does not pay fees to its directors for attendance at meetings. The Company does reimburse its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Directors of the Company who are not, and have not been during the preceding twelve months, employees, and who do not directly or indirectly own more than 5% of the Company's Common Stock, are eligible to receive an initial grant and thereafter annual grants of options to purchase 5,000 shares of the Company's Common Stock in accordance with the Company's Nonemployee Directors Stock Option Plan.

     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission and the National Association of Securities Dealers. Such officers, directors and ten percent shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 2001, each of the following persons failed to file a Form 5 within the time period required by the rules and regulations of the Securities and Exchange Commission: Robert J. Doris, Mary C. Sauer, Peter J. Marguglio, Robert M. Greber, Christopher A. Kryzan and A. Clay Leighton.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                    AMONG SONIC SOLUTIONS, THE S&P 500 INDEX
                     AND THE JP MORGAN H&Q TECHNOLOGY INDEX

                           [STOCK PERFORMANCE GRAPH]

                                                        JP Morgan H&Q
(Fiscal Year Covered)   Sonic Solutions S&P 500 Index    Technology
---------------------   --------------- -------------   -------------
FYE 03/96                   $100.00        $100.00         $100.00
FYE 03/97                   $ 90.91        $119.82         $116.23
FYE 03/98                   $ 44.55        $177.34         $173.10
FYE 03/99                   $ 60.00        $210.07         $242.17
FYE 03/00                   $134.55        $247.77         $560.21
FYE 03/01                   $ 19.10        $194.06         $224.50

* $100 INVESTED ON 3/31/96 IN STOCK OR INDEX-
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING MARCH 31.

     Measurement Period

                                                                 JP Morgan H&Q
      (Fiscal Year Covered)    Sonic Solutions   S&P 500 Index    Technology
      ---------------------    ---------------   -------------   -------------
      FYE 03/96                    $100.00          $100.00         $100.00
      FYE 03/97                    $ 90.91          $119.82         $116.23
      FYE 03/98                    $ 44.55          $177.34         $173.10
      FYE 03/99                    $ 60.00          $210.07         $242.17
      FYE 03/00                    $134.55          $247.77         $560.21
      FYE 03/01                    $ 19.10          $194.06         $224.50

Item 11. EXECUTIVE COMPENSATION

     The Board does not have a Compensation Committee. Accordingly, it is the responsibility of the entire Board to determine the most effective total executive compensation strategy, based upon our business needs and consistent with shareholders' interests, to administer the our executive compensation plans, programs and policies, to monitor corporate performance and its relationship to compensation of executive officers, and to take other appropriate actions concerning matters of executive compensation.

        Compensation Philosophy

     Sonic Solutions was formed in 1986 as a private company and initially offered Common Stock to the public in February 1994. Four key goals form the basis for compensation decisions for all employees of Sonic Solutions:

     1. To attract and retain the most highly qualified management and employee team;

     2. To pay competitively compared to similar audio and video software and hardware companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace;

     3. To emphasize sustained performance by aligning rewards with shareholder interests; and

     4. To motivate executives and employees to achieve our annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

     Equity participation and a strong alignment to shareholders' interests are key elements of the Company's executive compensation philosophy. As a result of this philosophy, the our executive compensation program consists of base salary, cash bonuses, incentive stock options and standard benefits.

     Base Salary and Cash Bonuses. The Board recognizes the importance of maintaining compensation practices and levels of compensation competitive with those offered by audio and video software and hardware companies in comparable stages of development. For external marketplace comparison purposes, a significant group of companies operating in our industry are utilized for determining competitive compensation levels.

     Base salary represents the fixed component of the executive compensation program. Our philosophy regarding base salaries is conservative, maintaining base salaries at or somewhat below the competitive industry approximate median. Determination of base salary levels is established on an annual review of marketplace competitiveness with similar audio and video software and hardware companies, and on individual performance. Periodic increases in base salary relate to individual contributions evaluated against established objectives, relative marketplace competitiveness levels, length of service, and the industry's annual competitive pay practice movement.

     Cash bonuses are based primarily on the financial performance for the year and also include an assessment of individual performance.

     Equity Ownership -- Stock Options. The Board strongly believes that it is important for key employees who have significant responsibility for the management, growth, and future success of the company to have significant equity ownership interest and have the potential to gain financially from our stock price increases. The interests of shareholders, executives and employees should thereby be closely aligned. The Board seeks to provide such ownership interest to executives and key employees, giving them the right to purchase shares of Common Stock in the future at a price equal to fair market value at the date of grant. We generally grants such stock options throughout the year.

     Under our Stock Option Plans, shares of our Common Stock may be purchased at the option price set by the Company. All grants must be exercised according to the provisions of the Stock Option Plans. All outstanding options expire on the earlier of ten years after the date of grant or 90 days after termination of service.

     Other Benefits. Our philosophy is to provide adequate health- and welfare-oriented benefits to executives and employees. We provide no other executive benefits.

     The Chief Executive Officer, Mr. Doris, is also a founder of the Company with a significant equity interest. The Board seeks to compensate Mr. Doris primarily through base salary. In fiscal 2001, Mr. Doris was eligible to receive a base salary of $225,000, which was consistent with fiscal 2000. Mr. Doris did not receive a cash bonus in the fiscal year ended March 31, 2001. In establishing Mr. Doris' salary the Board considered our past growth in revenue and profitability, our experience in achieving product development goals, domestic and international sales and our ability to develop the current management team. The total cash compensation paid to Mr. Doris in the fiscal year ended March 2001 is less than that paid to chief executive officers of the competitive industry comparative group; however, the Board believes that this compensation is appropriate in light of his equity interest.

        Summary

     The Board believes that the compensation of executives is appropriate and competitive with the compensation programs provided by other audio and video software and hardware companies with which we compete for executives and employees in light of the equity interests of the Company's founders. The Board believes its compensation strategy, principles, and practices result in a compensation program tied to shareholder returns and linked to the achievement of annual and longer-term financial and operational results on behalf of the Company's shareholders.

        The Board of Directors

       --Robert J. Doris

       --Robert M. Greber

       --R. Warren Langley

       --Peter J. Marguglio

       --Mary C. Sauer

     Compensation Committee Interlocks and Insider Participation

     The Board does not have a Compensation Committee. Accordingly, the entire Board determines executive compensation. Robert J. Doris and Mary C. Sauer are directors and are the founders and principal executive officers.

     The following table sets forth the total compensation for the fiscal years ended March 31, 2001, 2000 and 1999 for the Chief Executive Officer and each of the three other most highly compensated executive officers of Sonic Solutions who served as executive officers at fiscal year end and who received salary and bonuses of $100,000 or more. None of the named executive officers earned any bonuses or compensation for these fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.

                           SUMMARY COMPENSATION TABLE

                                  FISCAL YEAR ANNUAL COMPENSATION   LONG-TERM
                                     ENDED    -------------------- COMPENSATION
  NAME AND PRINCIPAL POSITION      MARCH 31,  SALARY ($) BONUS ($) OPTIONS (#)
  ---------------------------     ----------- ---------- --------- ------------
Robert J. Doris                      2001      $225,000   $     0     85,000
 President (Chief Executive          2000      $221,250   $     0     85,000
 Officer)                            1999      $138,750   $     0     85,000
 and Director

Mary C. Sauer                        2001      $127,875   $     0     40,000
 Senior Vice President,              2000      $112,675   $     0     40,000
 Business Development,               1999      $111,000   $     0     40,000
 Secretary and Director

Christopher A. Kryzan                2001      $187,000   $38,917     48,000
 Senior Vice President,              2000      $185,500   $45,031     25,000
 Engineering and Marketing           1999      $175,000   $32,300     40,000

A. Clay Leighton                     2001      $180,000   $15,000     50,000
 Senior Vice President Worldwide     2000      $176,250   $15,000     65,000
 Operations Finance and Chief        1999      $112,920   $15,000     25,000
 Financial Officer

     The following table sets forth certain information regarding grants of stock options made during the fiscal year ended March 31, 2001 to the executive officers named in the Summary Compensation Table. Since inception, Sonic Solutions has not granted any stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
                 --------------------------------------------
                                                                  POTENTIAL
                                                                  REALIZABLE
                                                                   VALUE AT
                                                               ASSUMED ANNUAL
                 NUMBER OF                                         RATES OF
                 SECURITIES  PERCENT OF                          STOCK PRICE
                 UNDERLYING TOTAL OPTIONS EXERCISE              APPRECIATION
                  OPTIONS    GRANTED TO   OR BASE              FOR OPTION TERM
                  GRANTED   EMPLOYEES IN   PRICE   EXPIRATION ----------------
                    (#)      FISCAL YEAR   ($/SH)     DATE       5%      10%
     NAME        ---------- ------------- -------- ---------- -------- --------
Robert J. Doris    85,000         8%      $3.0000    9/5/10   $ 12,750 $ 25,000
Mary C. Sauer      40,000         4%      $3.0000    9/5/10   $  6,000 $ 12,000
Christopher A.
 Kryzan            48,000         5%      $1.5630    4/1/10   $  3,751  $ 7,502
A. Clay
 Leighton          50,000         5%      $1.5630    9/1/10   $  3,907  $ 7,815

--------

     The exercise price of the options in the above table is equal to the fair market value of Sonic Solutions' Common Stock on the date of grant, as determined by reference to the closing price of Sonic Solutions' Common Stock on the Nasdaq National Market. The options are subject to earlier expiration in the event of the officer's termination of employment with Sonic Solutions. Potential realizable value is based on an assumption that the fair market value of the stock on the date of grant appreciates at the stated rate, compounded annually, from the date of grant until the end of the option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect Sonic Solutions' estimate of future stock price appreciation. All of the options in the above table were granted under Sonic Solutions' Stock Option Plan, and vest over a period of one year at a rate of 8.3333 percent per month.

     The following table sets forth information regarding the number and value of options exercised during the fiscal year ended March 31, 2001 and of unexercised options held by the named executive officers on March 31, 2001. Value is considered to be the difference between exercise price and the closing price of $1.313 per share of the Common Stock as quoted on the Nasdaq National Market on March 31, 2001.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                            NUMBER OF
                                            SECURITIES
                                            UNDERLYING
                                           UNEXERCISED
                        SHARES              OPTION AT    VALUE OF IN-THE-
                       ACQUIRED AGGREGATE  FISCAL YEAR   MONEY AT FISCAL
                          ON      VALUE        END           YEAR END
                       EXERCISE REALIZED   EXERCISABLE/    EXERCISABLE/
        NAME             (#)       ($)    UNEXERCISABLE  UNEXERCISABLE(1)
        ----           -------- --------- -------------- ----------------
Robert J. Doris              0         0  387,500/42,500       $0/0
Mary C. Sauer                0         0  197,000/35,000       $0/0
Christopher A. Kryzan        0         0  190,083/22,917       $0/0
A. Clay Leighton        33,000   $68,357  216,771/28,229       $0/0

--------

(1) These values have not been, and may not be, realized, and are based on the positive spread between the respective exercise prices of the outstanding stock options and the closing price of Sonic Solutions' Common Stock at March 31, 2001 ($1.313).

     Sonic Solutions did not make any awards during the fiscal year ended March 31, 2001 to any of the executive officers named in the Summary Compensation Table under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, excluding the stock options set forth above.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of May 31, 2001 (i) by each person who is known by Sonic Solutions to own beneficially more than five percent of the Common Stock, (ii) by each of Sonic Solutions' directors, (iii) by each of Sonic Solutions' executive officers named in the Summary Compensation Table under the caption "Executive Compensation" and (iv) by all directors and executive officers as a group. Unless otherwise indicated, the address of each person below is: c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.

                                                      NUMBER OF    PERCENTAGE
                                                        SHARES     OF SHARES
                                                     BENEFICIALLY BENEFICIALLY
               NAME AND ADDRESS (1)                    OWNED(2)     OWNED(2)
---------------------------------------------------  ------------ ------------
Robert J. Doris (3)                                   1,615,389       12.0%
Mary C. Sauer(4)                                        797,329        5.9%
Peter J. Marguglio(5)                                   225,026        1.7%
Robert M. Greber(6)                                       9,000          *
Christopher A. Kryzan(7)                                204,667        1.5%
A. Clay Leighton(8)                                     303,458        2.2%
All directors and executive officers as a group (12
 persons)                                             3,524,604       26.1%
                                                      ---------       ----

--------
*  Less than one percent.
(1) The address of the persons set forth above is the address of our Company appearing elsewhere in this Form 10-K.
(2) This table is based upon information supplied by directors, officers and principal shareholders. Applicable percentage ownership for each shareholder is based on 13,510,703 shares of Common Stock outstanding as of May 31, 2001, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to the community property laws where applicable. Shares of Common Stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.
(3) Includes 1,227,889 shares owned by Mr. Doris, and 387,500 shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2001.
(4) Includes 593,662 shares owned by Ms. Sauer, and 203,667 shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2001.
(5) Includes 208,443 shares owned by Mr. Marguglio, and 16,583 shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2000.
(6) Consists of shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2001, all of which were granted pursuant to the Company's Nonemployee Director Stock Option Plan.
(7) Consists of shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2001.
(8) Includes 38,500 shares owned by Mr. Leighton and 226,458 shares issuable upon exercise of options which will be exercisable within 60 days of March 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of the Company.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1. Financial Statements.

           Included in Part II of this report:

           Report of Independent Auditors (page 36 of this Report).

           Balance Sheets as of March 31, 2000 and March 31, 2001.

           Statements of Operations for each of the three years in the period ended March 31, 2001.

           Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2001.

           Statements of Cash Flows for each of the three years in the period ended March 31, 2001.

           Notes to Financial Statements (pages 41 through 55 of this
           Report).

    (a)2. Financial Statements Schedule.

           Included in Part IV of this report:

           Schedule II Valuation and Qualifying Accounts

           All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

    (a)3. Exhibits:

          2.1 (9) Asset Purchase Agreement between Registrant and Daikin
                  Industries, Ltd., dated as of February 27, 2001

          3.1 (1) Restated Articles of Incorporation

          3.2 (1) Amended and Restated By-Laws

          3.3 (9) Certificate of Determination of Series D Preferred Stock of
                  Sonic Solutions

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

      10.9  (5) Stock purchase agreement dated May 20, 1999 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.10 (5) Registration Rights Agreement dated May 20, 1999 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.11 (6) Private Securities Subscription Agreement dated October 15,
                1999 between Hambrecht & Quist Guaranty Finance, LLC and the
                Company

      10.12 (7) 1998 Stock Option Plan (compensatory plan)

      10.13 (8) Stock purchase agreement dated May 4, 2000 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.14 (8) Registration Rights Agreement dated May 4, 2000 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.15     Amendment to Lease Agreement between Golden Gate Plaza and the
                Company

      10.16 (9) Registration Rights Agreement between Registrant and Daikin
                Industries, Ltd., dated as of February 27, 2001

      10.17 (9) Shareholder Agreement between Registrant and Daikin Industries,
                Ltd., dated as of February 27, 2001

      10.18 (9) Consulting Agreement between Registrant and Daikin Industries,
                Ltd., dated as of February 27, 2001

      10.19 (9) Distribution Agreement between Registrant and Daikin
                Industries, Ltd., dated as of February 27, 2001

      23.1      Consent of KPMG LLP

      24.1      Power of Attorney (see page 70)

--------
(1) Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.
(2) Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).
(3) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.
(4) Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.
(5) Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.
(6) Incorporated by reference to exhibits to Registration Statement on Form S-3 filed on March 17, 2000.
(7) Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on July 21, 1998.
(8) Incorporated by reference to exhibits to Registration Statement on Form S-1 filed with the Commission on May 21, 2001.
(9) Incorporated by reference to exhibits of Form 8-K filed with the Commission on March 14, 2001.

     (b) Reports on Form 8-K:

     Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2000; Item 5 -- Other Events. Complaint for Injunctive Relief and Damages; Demand for Jury Trial against Spruce Technologies, Inc., and Kirk E. Paulsen.

     Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2001; Item 2 -- Acquisition or Disposition of Assets and Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of the Daikin DVD Software Development Business on February 27, 2001.

     Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2001; Item 7 -- Amended Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of the Daikin DVD Software Development Business on February 27, 2001.

     Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2001; Item 5 -- Other Events. The Company's lawsuit against Spruce Technologies, Inc., and Kirk E. Paulsen was settled.

                          FINANCIAL STATEMENT SCHEDULE

                                SONIC SOLUTIONS

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended March 31, 1999, 2000 and 2001
                                 (in thousands)

                            Balance at Charged to Charged              Balance
                            beginning  costs and  to other             at end
                            of period   expenses  accounts Deductions of period
                            ---------- ---------- -------- ---------- ---------
Year ended March 31, 1999
 Allowance for doubtful
  accounts.................   $ 223        50        --       (133)       140
 Allowance for returns.....     394        --        85        (20)       459
                              -----       ---       ---       ----      -----
                              $ 617        50        85       (153)       599
                              =====       ===       ===       ====      =====
Year ended March 31, 2000
 Allowance for doubtful
  accounts.................   $ 140       650        --       (319)       471
 Allowance for returns.....     459        --        --         --        459
                              -----       ---       ---       ----      -----
                                599       650        --       (319)       930
                              =====       ===       ===       ====      =====
Year ended March 31, 2001
 Allowance for doubtful
  accounts.................   $ 471       170        --        (95)       546
 Allowance for returns.....   $ 459        --        --         --        459
                              -----       ---       ---       ----      -----
                              $ 930       170        --        (95)     1,005
                              =====       ===       ===       ====      =====

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, Sonic Solutions certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in Novato, State of California, on the 26th day of June, 2001.

                                          Sonic Solutions

                                             /s/ Robert J. Doris
                                          By: _________________________________
                                             Robert J. Doris President

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

June 26, 2001                                  /s/ Robert J. Doris
                                               _____________________________________________
                                               President and Director (Principal Executive
                                               Officer)
                                               Robert J. Doris

June 26, 2001                                  /s/ Mary C. Sauer
                                               _____________________________________________
                                               Senior Vice President of Business Development
                                               and Director Mary C. Sauer

June 26, 2001                                  /s/ Robert M. Greber
                                               _____________________________________________
                                               Director
                                               Robert M. Greber

June 26, 2001                                  /s/ Peter J. Marguglio
                                               _____________________________________________
                                               Director
                                               Peter J. Marguglio

June 26, 2001                                  /s/ R. Warren Langley
                                               _____________________________________________
                                               Director
                                               R. Warren Langley

June 26, 2001                                  /s/ A. Clay Leighton
                                               _____________________________________________
                                               Senior Vice President of Worldwide Operations
                                               and Finance and Chief Financial Officer
                                               (Principal Financial Accounting Officer)
                                               A. Clay Leighton