Form 10-Q
period 2001-06-30
SONIC SOLUTIONS/CA/
filed 2001-08-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   Form 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2001 or


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

                         Yes   X             No _____
                             -----


The number of outstanding shares of the registrant's Common Stock on July 18, 2001, was 13,740,246.

                                SONIC SOLUTIONS

                                   FORM 10-Q

                 For the quarterly period ended June 30, 2001



                               Table of Contents

                                                                       Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of March 31, 2001
          and June 30, 2001...........................................   1

          Condensed Statements of  Operations for the
          quarter ended June 30, 2000 and 2001........................   2

          Condensed Statements of Cash Flows for the
          quarter ended June 30, 2000 and 2001........................   3

          Notes to Condensed Financial Statements.....................   4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............   8

ITEM 3.   Quantitative and Qualitative disclosures about
          Market Risk.................................................  11

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................  13

          Signatures..................................................  14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                                             2001
                                                                                                   --------------------------
                                      ASSETS                                                       March 31           June 30
                                      ------                                                       --------           -------
                                                                                                                    (unaudited)
Current Assets:
     Cash and cash equivalents.................................................................    $  1,616              2,003
     Accounts receivable, net of allowance for returns and doubtful accounts of $1,005 and $979 at March 31, 2001 and June 30,
       2001, respectively......................................................................       4,185              3,948
     Inventory.................................................................................         492                490
     Prepaid expenses and other current assets.................................................         448                331
                                                                                                   --------            -------
     Total current assets......................................................................       6,741              6,772
Fixed assets, net..............................................................................       1,333              1,165
Purchased and internally developed software costs, net.........................................       3,094              2,850
Other assets...................................................................................         570                582
                                                                                                   --------            -------
     Total assets..............................................................................    $ 11,738             11,369
                                                                                                   ========            =======

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------
Current Liabilities:
     Accounts payable and accrued liabilities..................................................    $  4,621              4,584
     Deferred revenue and deposits.............................................................       1,595              2,289
     Subordinated debt.........................................................................          57                  0
     Current portion of obligations under capital leases.......................................          10                  2
                                                                                                   --------            -------
     Total current liabilities.................................................................       6,283              6,875
                                                                                                   --------            -------
Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 700,000 and
  709,514 shares issued and outstanding at March 31, 2001 and June 30, 2001,
  respectively.................................................................................       1,750              1,774
Common stock, no par value, 30,000,000 shares authorized; 13,056,646 and 13,740,246 shares issued and outstanding at March 31, 2001
  and June 30, 2001, respectively..............................................................      28,399             29,081
Accumulated deficit............................................................................     (24,694)           (26,361)
                                                                                                   --------            -------
     Total shareholders' equity................................................................       5,455              4,494
                                                                                                   --------            -------
     Total liabilities and shareholders' equity................................................    $ 11,738             11,369
                                                                                                   ========            =======

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Operations
             (in thousands, except per share amounts -- unaudited)


                                                                                      Quarter Ended June 30,
                                                                                      -----------------------
                                                                                        2000            2001
                                                                                      -------          ------
Net revenue.......................................................................      5,001           4,204
Cost of revenue...................................................................      1,734           1,389
                                                                                      -------          ------
     Gross profit.................................................................      3,267           2,815
                                                                                      -------          ------

Operating expenses:
     Marketing and sales..........................................................      2,347           2,176
     Research and development.....................................................      1,351           1,448
     General and administrative...................................................        773             450
     Business integration.........................................................          0             383
                                                                                      -------          ------
     Total operating expenses.....................................................      4,471           4,457
                                                                                      -------          ------
      Operating loss..............................................................     (1,204)         (1,642)
Other expense, net................................................................        (42)             (1)
                                                                                      -------          ------
     Loss before income taxes.....................................................     (1,246)         (1,643)
Provision (benefit) for income taxes..............................................          0               0
                                                                                      -------          ------
     Net loss.....................................................................     (1,246)         (1,643)
Dividends paid to preferred shareholder...........................................          8              12
                                                                                      -------          ------
     Net loss applicable to common shareholders...................................    $(1,254)         (1,655)
                                                                                      =======          ======
     Basic and diluted loss per share applicable to common shareholders...........     $(0.10)          (0.12)
                                                                                      =======          ======
     Weighted average shares used in computing per share amounts..................     12,201          13,399
                                                                                      =======          ======

                                Sonic Solutions

                       Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                                                 Quarter Ended June 30,
                                                                                                 ----------------------
                                                                                                 2000              2001
                                                                                                 ----              ----
Cash flows from operating activities:
Net loss.............................................................................          $(1,246)           (1,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization........................................................              610               647
Provision for returns and doubtful accounts, net of write-offs.......................              133               (26)
Interest expense amortization........................................................               50                 2
Changes in operating assets and liabilities:
        Accounts receivable..........................................................           (1,155)              263
        Inventory....................................................................              (63)                2
        Prepaid expenses and other current assets....................................               94               117
        Other assets.................................................................              (18)              (12)
        Accounts payable and accrued liabilities.....................................              520               (37)
        Deferred revenue and deposits................................................               21               694
                                                                                               -------            ------
            Net cash generated by (used in) operating activities.....................           (1,054)                7
                                                                                               -------            ------
Cash flows from investing activities:
     Purchase of fixed assets........................................................             (120)             (107)
     Additions to purchased and internally developed software........................             (177)             (128)
                                                                                               -------            ------
            Net cash used in investing activities....................................             (297)             (235)
                                                                                               -------            ------
Cash flows from financing activities:
     Proceeds from exercise of common stock options..................................               82                 0
     Proceeds from equity line financing.............................................              (56)              682
     Payment of dividends............................................................               (8)                0
     Repayments of subordinated debt.................................................             (165)              (59)
     Principal payments on capital leases............................................              (24)               (8)
                                                                                               -------            ------
            Net cash generated by (used in) financing activities.....................             (171)              615
                                                                                               -------            ------
Net increase (decrease) in cash and cash equivalents.................................           (1,522)              387
Cash and cash equivalents, beginning of period.......................................            5,179             1,616
                                                                                               -------            ------
Cash and cash equivalents, end of period.............................................          $ 3,657             2,003
                                                                                               =======            ======
Supplemental disclosure of cash flow information:
     Interest paid during period.....................................................          $    15                 2
                                                                                               -------            ------
     Income taxes paid during period.................................................          $     2                 0
                                                                                               -------            ------

     Noncash financing and investing activities:
        Issuance of preferred stock dividend.........................................          $     0                24
                                                                                               -------            ------
        Conversion of preferred stock to common stock................................          $   506                 0
                                                                                               -------            ------

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                    Notes to Condensed Financial Statements
                                  (unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission (SEC).

(2)  Basic and diluted loss per share

          The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the first quarters ended June 30, 2000 and 2001 (in thousands, except per share data, unaudited):

                                                                                        Quarter ended June 30,
                                                                                        ----------------------
                                                                                     2000                    2001
                                                                                     ----                    ----
Net loss...........................................................                $(1,246)                 (1,643)
Dividends paid to preferred shareholder............................                      8                      12
                                                                                   -------                  ------
Net loss applicable to common shareholders.........................                $(1,254)                 (1,655)
                                                                                   =======                  ======

Weighted average number of common shares outstanding...............                 12,201                  13,399
                                                                                   =======                  ======

Basic and diluted net loss per share applicable to
  common shareholders..............................................                $ (0.10)                  (0.12)
                                                                                   =======                  ======

     As of June 30, 2000 and 2001, potentially dilutive shares totaling 845,010 and 721,791, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in loss per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands, unaudited):

                                                                                     March 31,        June 30,
                                                                                     ---------        --------
                                                                                       2001             2001
                                                                                       ----             ----
Finished goods..........................................................             $ 182                194
Work-in-process.........................................................                48                 46
Raw materials...........................................................               262                250
                                                                                     -----              -----
                                                                                     $ 492              $ 490
                                                                                     =====              =====

(4)  Credit Facility

     On May 4, 2000, we entered into a new Private Equity Line Agreement with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under this Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock, at the approximate time of a draw, discounted by an amount ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a Registration Statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and
conditions that are described more fully in the Registration Statement.   As of
March 31, 2001, we had drawn down $200,000 from the equity line for which we issued 211,416 shares of common stock. During the first quarter ended June 30, 2001, we drew down $700,000 from the equity line for which we issued 683,600 shares of common stock.

(5)  Significant Customer Information and Segment Reporting

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

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

     Revenues by Product Line:

                                                 Quarter Ended June 30,
                                                 ----------------------
                                                   2000          2001
                                                 --------      --------
Revenues
  Consumer DVD                                     $  534        1,166
  Pro Audio/Video                                   4,467        3,038
                                                   ------        -----
Total net revenue                                  $5,001        4,204
                                                   ======        =====

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                                 Quarter Ended June 30,
                                                 ----------------------
                                                   2000          2001
                                                 --------      --------
North America                                      $2,663        1,952
Export:
Europe                                              1,335        1,088
Pacific Rim                                           977        1,146
Other international                                    26           18
                                                   ------        -----
Total net revenue                                  $5,001        4,204
                                                   ======        =====

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                                                    Percent of Total   Percent of Total
                                                        Accounts           Accounts
                                                       Receivable         Receivable
                          Quarter Ended June 30,       June 30,           June 30,
                          ----------------------    ----------------   ----------------
                            2000          2001            2000               2001
                          --------     ---------    ----------------   ----------------
Customer A                  11%            6%              9%                4%
Customer B                  12%           13%             11%                9%


(6)  Recently Issued Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 141 and SFAS No. 142 to the Company has not been determined.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative instruments and hedging activities". We adopted SFAS No. 133 in the first quarter of fiscal year 2002. SFAS No. 133 did not have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our Annual Report on Form 10-K for the year ended March 31, 2001 and our other filings with the Securities and Exchange Commission.

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

Results of Operations

  The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the first quarter ended June 30, 2000 and 2001:

                                                        Quarter Ended June 30
                                                     --------------------------
                                                      2000                 2001
                                                     ------               -----
      Net revenue.....................               100.0%               100.0%
      Cost of revenue.................                34.7                 33.0
                                                    ------                -----
      Gross profit....................                65.3                 67.0
      Operating expenses:
          Marketing and sales.........                46.9                 51.8
          Research and development....                27.0                 34.4
          General and administrative..                15.5                 10.7
          Business integration........                   0                  9.1
                                                    ------                -----
      Total operating expenses........                89.4                106.0
                                                    ------                -----
      Operating loss..................               (24.1)               (39.0)
      Other expense...................                (0.8)                   0
      Provision (benefit) for income                     0                    0
       taxes..........................              ------                -----
      Net loss........................               (24.9)%              (39.0)
                                                    ======                =====


Comparison of First Quarters Ended June 30, 2000 and 2001

  NET REVENUE. Our net revenue decreased from $5,001,000 for the first quarter ended June 30, 2000 to $4,204,000 for the first quarter ended June 30, 2001, representing a decrease of 16%. The decrease in revenue is primarily due to decreases in sales of our professional audio and DVD systems which were partially offset by increases in sales of our consumer DVD products, including DVDit!. Our professional audio and DVD sales decreased from $4,467,000 for the first quarter ended June 30, 2000 to $3,038,000 for the first quarter ended June 30, 2001, representing a decrease of 32%. Decreases in sales of our professional audio and DVD products were partially offset in the first quarter ended June 30, 2001 by sales of Daikin related products which we acquired in February, 2001. Sales of our consumer DVD products increased from $534,000 for the first quarter ended June 30, 2000 to $1,166,000 for the first quarter ended June 30, 2001, representing an increase of 118%. We anticipate that we could continue to experience declines in sales of our professional audio and DVD systems in the future, however, we anticipate significant growth in sales of our consumer DVD products.

  International sales accounted for 46.8% and 53.6% of our net revenue for the first quarter ended June 30, 2000 and 2001, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

  COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 34.7% for the first quarter ended June 30, 2000 to 33.0% for the quarter ended June 30, 2001. The decrease in cost of revenue is primarily due to a shift in sales product mix towards higher margin consumer DVD systems and to the reduction of hardware as a percentage of revenue in our professional DVD systems. Additionally, the Daikin products we acquired in February 2001 carry a higher margin as they are primarily software products. We anticipate that in future periods we will continue to experience reductions in our cost of revenue, as a percentage of net revenue, as our product mix continues to shift to sales of the higher margin software-only products.

  MARKETING AND SALES. Our marketing and sales expenses decreased from $2,347,000 for the first quarter ended June 30, 2000 to $2,176,000 for the first quarter ended June 30, 2001. Marketing and sales represented 46.9% and 51.8% of net revenue for the first quarter ended June 30, 2000 and 2001, respectively. Our marketing and sales expenses decreased primarily due to decreases in advertising and marketing costs related to our DVD product lines and due to a decrease in dealer and employee commissions. Our marketing and sales headcount increased from forty-two at June 30, 2000 to forty-four at June 30, 2001.
Dealer and employee commission expenses, as a percentage of net revenue remained constant at 4.0% for the first quarter ended June 30, 2000 and June 30, 2001 but decreased 15% in dollar terms from $183,000 to $155,000.

  RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,351,000 for the first quarter ended June 30, 2000 to $1,448,000 for the first quarter ended June 30, 2001. Our research and development expenses represented 27.0% and 34.4% of net revenue for the first quarter ended June 30, 2000 and 2001, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from thirty-four at June 30, 2000 to thirty-six at June 30, 2001 and to increases in consulting expenses relating to our consumer DVD products.

  GENERAL AND ADMINISTRATIVE. Our general and administrative expenses decreased from $773,000 for the first quarter ended June 30, 2000 to $450,000 for the first quarter ended June 30, 2001. Our general and administrative expenses represented 15.5% and 10.7% of net revenue for the first quarter ended June 30, 2000 and 2001, respectively. Included in general and administrative expenses for the first quarter ended June 30, 2000 is a charge to bad debt expense of $170,000, which represented an additional reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and our operations expand.

     BUSINESS INTEGRATION EXPENSE. In conjunction with the Daikin acquisition completed in February 2001, we incurred expenses to transition the business to our management. We anticipate that the integration expenses will decrease and ultimately be eliminated over the next few quarters. Business integration expenses primarily consisted of engineering consulting expenses per the Daikin Consulting Agreement dated February 27, 2001.

  OTHER INCOME AND EXPENSE. Other income on our statement of operations includes the interest we earned on cash balances and short term investments. Other expense includes primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

  PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for income taxes for the first quarters ended June 30, 2000 and 2001. During the 2001 fiscal year, we exhausted our ability to carryforward some of our tax losses resulting from operations in the fiscal year ended March 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge Capital. Under the new agreeement, we may draw up to $20,000,000 worth of our common stock, but not to exceed that number of shares of common stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our common stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the equity line agreement are also limited by the market price and trading volume of our stock. Because of these limitations, at the time we need cash in the future, the equity line arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. On July 19, 2000 we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. During the fiscal year ended March 31, 2001, we drew $200,000 from the credit line for which we issued 211,416 shares of common stock. During the first quarter ended June 30, 2001, we drew $700,000 from the credit line for which we issued 683,600 shares of common stock.

     Our operating activities used cash of $1,054,000 for the first quarter ended June 30, 2000 and generated cash of $7,000 for the first quarter ended June 30, 2001. During the quarter ended June 30, 2000, cash used in operations included a net loss of $1,246,000 including depreciation and amortization of $610,000 and interest expense amortization of $50,000. Cash used in operations was affected by changes in assets and liabilities including increases in accounts receivables of $1,155,000, inventories of $63,000 and other assets of $18,000, offset by increases in accounts payable and accrued liabilities of $520,000 and deferred revenue and deposits of $21,000. Accounts receivable increased for the first quarter ended June 30, 2000 primarily due to the aging of the receivables associated with sales to audio professionals. During the quarter ended June 30, 2000, we recorded a charge to bad debt expense of $170,000 which represented a reserve for sales to the audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business.

     During the quarter ended June 30, 2001, cash generated from operations included a net loss of $1,643,000 including depreciation and amortization of $647,000. Cash generated from operations was primarily generated by the increase in deferred revenue and increased collection on accounts receivables offset in part by the operating loss. During the first quarter ended June 30, 2000 and 2001, our current ratio has decreased primarily due to the increase in our deferred revenue and deposits. In addition to our operations, we utilized cash during both quarters to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

     We believe that existing cash, cash equivalents and short term investments, cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the middle of fiscal year 2003.

     As of June 30, 2001, we had cash and cash equivalents of $2,003,000 and negative working capital of $103,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited. All of our international sales are denominated in US dollars with the exception of the payments made to us by Daikin pursuant to the Distribution Agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the Consulting Agreement entered into on February 27, 2001. To date we have not engaged in any hedging activities.

     We do not use deriviatives or equity investments for cash investment purposes. Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company's lawsuit against Spruce Technologies, Inc., and Kirk E. Paulsen was settled.

     On August 10, 2001, the Company learned that it, its officers and directors, and others, were named as defendants in a complaint filed in the Central District of California by the plaintiff, Jose G. Salcedo. The complaint alleges personal damages and losses and seeks monetary compensation in an unspecified amount related to the plaintiff's ownership of the Company's stock. The complaint alleges, among other things, that the defendants misled the plaintiff and failed to disclose information. The Company believes that the complaint is frivolous and without merit and it will be defended vigorously. The Company believes that this complaint will have no material impact on the Company's operations.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No disclosure is required or applicable pursuant to Item 102 of Regulation S-K

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2001 and any amendments thereto; Item 7 - Amended Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of the Daikin DVD Software Development Business on February 27, 2001.

     Current Report on Form 8K filed with the Securities and Exchange Commission on June 20, 2001; Item 5 - Other Events. The Company's lawsuit against Spruce Technologies, Inc., and Kirk E. Paulsen was settled.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 14th day of August, 2001.

     SONIC SOLUTIONS

          Signature                                    Date
          ---------                                    ----

     /s/ Robert J. Doris                           August 14, 2001
     -------------------
     Robert J. Doris
     President and Director
     (Principal Executive Officer)

     /s/ A. Clay Leighton                          August 14, 2001
     --------------------
     A. Clay Leighton
     Senior Vice President of Worldwide
     Operations and Finance and Chief
     Financial Officer (Principal Financial
     Accounting Officer)