Form 10-K/A
period 2001-03-31
SONIC SOLUTIONS/CA/
filed 2001-09-14
CIK 916235

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            AMENDMENT NO. 1 TO


                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended March 31, 2001 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _____________ to _____________

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

                                Yes [X]  No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

    The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 2001, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately
$ 14,302,636./1/

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

                               Table of Contents


                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1.  Business......................................................    1
 ITEM 2.  Properties....................................................   18
 ITEM 3.  Legal Proceedings.............................................   18
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........   19

                                      PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   20
 ITEM 6.  Selected Financial Data.......................................   21
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   23
 ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk....   32
 ITEM 8.  Financial Statements and Supplementary Data...................   33
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   51

                                     PART III

 ITEM 10. Directors and Executive Officers of the Registrant............   52
 ITEM 11. Executive Compensation........................................   55
 ITEM 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   59
 ITEM 13. Certain Relationships and Related Transactions................   59
 ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   60
 Exhibits................................................................  60
 Signatures..............................................................  64


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

     In the past two years, we have started supplying software products outside our traditional professional audio/video market. In September 1999, we began shipping DVDit!(TM) a software product which provides simplified DVD authoring capabilities to consumer, "prosumer," and some professional users. In the fall of 2000 we introduced a simplified DVD-Video creation product called MyDVD(TM), which is intended for use by consumers. We believe there will be a strong demand for this product because of the new generation of low cost DVD recording devices that are being introduced to the personal computing market during 2001.

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

     DVDit! OEM Partners

     As mentioned above, we have implemented a bundling distribution strategy for DVDit! Our current OEM partners include:

             Aplix              Matrox
             Avid Technologies  Media 100
             Canopus            NEC
             Compaq             Panasonic
             Dazzle             Pioneer
             Intervideo         Sigma Designs
             IO-Data            Sony
             Margi

     Competition

     We have encountered some competition to DVDit! since its introduction. We also believe that a number of companies have or will introduce products that compete directly or in part with DVDit! in the future. Competitors who have announced or are delivering products that compete with our products include MedioStream, MGI, Pinnacle, Roxio, Spruce Technologies (now part of Apple Computer, see below) and Ulead. In addition, other companies with greater financial and technological resources may be interested in entering the growing consumer business for DVD creation.

     In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte's technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and we believe will compete with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of the Macintosh personal computer. More recently, Apple has announced the upcoming availability of iDVD2, which adds new, attractive functionality to the iDVD product. Also, Apple recently purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. While it is unclear to us what Apple intends to do with the assets it acquired from Spruce, it is quite likely that this acquisition will bolster Apple's DVD technology base and make it more difficult for our products to compete with theirs.


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

     Employees

     At March 31, 2001, we employed 96 full-time-equivalent employees, including the following:

            #
        Employees  Function
        --------- ------------
           50     Marketing, Sales and Customer Support
           32     Software and Hardware Engineering
            5     Manufacturing
            9     Administration and Finance

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

     Summarized quarterly financial information for fiscal years 2001 and 2000 is as follows:


                                                  Quarter Ended
                                    ------------------------------------------
                                    June 30  September 30 December 31 March 31
                                    -------  ------------ ----------- --------
                                      (in thousands, except per share data)
            Fiscal Year
            -----------
2001
Total revenue......................  5,001       4,089       3,378      4,051
Gross profit.......................  3,267       2,467       2,154      2,739
Operating loss..................... (1,204)     (1,863)     (1,522)    (1,156)
Net loss........................... (1,246)     (1,895)     (1,549)    (1,165)
Basic loss per share...............  (0.10)      (0.15)      (0.13)     (0.09)
Weighted average shares used in
 computing per share amounts....... 12,201      12,351      12,351     12,704
Diluted loss per share.............  (0.10)      (0.15)      (0.13)     (0.09)
Weighted average shares used in
 computing per share amounts....... 12,201      12,351      12,351     12,704
Common Stock Price Range:
High...............................  9.250       4.469       3.063      2.625
Low................................  3.250       1.688       1.000      1.031
2000
Total revenue......................  5,591       4,811       5,156      5,269
Gross profit.......................  2,919       2,774       2,996      3,146
Operating loss..................... (1,200)     (1,474)     (1,828)    (1,040)
Net loss........................... (1,154)     (1,517)     (1,933)    (1,090)
Basic loss per share...............  (0.12)      (0.15)      (0.19)     (0.09)
Weighted average shares used in
 computing per share amounts.......  9,476       9,909      10,799     11,656
Diluted loss per share.............  (0.12)      (0.15)      (0.19)     (0.09)
Weighted average shares used in
 computing per share amounts         9,476       9,909      10,799     11,656
Common Stock Price Range:
High...............................  7.125       5.000       5.313     12.500
Low................................  3.875       2.000       1.688      3.875

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
                                      =====   =====   =====

     COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001, 2000 and 1999

     Net Revenue. Our net revenue decreased from $21,899,000 in fiscal 1999 to $20,827,000 in fiscal 2000 to $16,519,000 in fiscal 2001, representing a decrease of 5% from fiscal 1999 to fiscal 2000 and a decrease of 21% from fiscal 2000 to fiscal 2001. The decreases in fiscal 2000 and fiscal 2001 were primarily due to decreases in sales of our professional audio and DVD systems which were partially offset by increases in sales of our consumer DVD products, including DVDit!. Our professional audio and DVD sales decreased approximately 13% in fiscal 2000 and 26% in fiscal 2001. Decreases in our professional audio and DVD sales were partially offset in fiscal 2001 by sales of Daikin related products subsequent to our purchase of Daikin's DVD business in late February. Sales of our consumer DVD products commenced during fiscal year 2000, in fiscal year 2001 sales of these products increased 35%.

     We anticipate that we will continue to experience declines in sales of our professional audio and DVD systems, however we anticipate significant growth in sales of our consumer DVD products in the future.


     International sales accounted for 47%, of our net revenue in each of the fiscal years 1999, 2000, and 2001. See Note 10 of Notes to Financial Statements. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     Cost of Revenue. Our cost of revenue as a percentage of revenue decreased from 43.6% of net revenue in fiscal 1999 to 43.2% in fiscal 2000 to 35.7% in fiscal 2001. The decreases in cost of revenue in fiscal year 2000 and fiscal year 2001 were primarily due to a shift in sales product mix towards higher margin consumer DVD systems and to the reduction of hardware as a percentage of revenue in our professional DVD systems. We anticipate that we will continue to experience reductions in our cost of revenue, as a percentage of revenue in future periods, as our shift in the sales product mix continues to the higher margin software-only products.


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

     General and Administrative. Our general and administrative expenses increased from $1,556,000 in fiscal 1999 to $2,284,000 in fiscal 2000 to $2,514,000 in fiscal 2001. These expenses represented 7.0% of net revenue in fiscal 1999, 11.0% of net revenue in fiscal 2000 and 15.2% of net revenue in fiscal 2001. Our general and administrative expenses increased in fiscal 2000 primarily due to a charge to bad debt expense of $600,000 which represented an additional reserve for sales to audio professionals and distributors who are experiencing liquidity difficulties due to a decline in their business. General and administrative expenses increased in fiscal 2001 primarily due to an increase in legal and professional expenses. We expect that general and administrative expenses may increase as our operations expand.


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

     On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new agreement, we may sell up to $20,000,000 worth of our common stock, but not to exceed that number of shares of common stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our common stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the Equity Line Agreement are also limited by the market price and trading volume of our stock. Because of these limitations at the time we need cash in the future, the equity line arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. On July 19, 2000, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. During the fiscal year ended March 31, 2001, we drew $200,000 from the credit line for which we issued 211,416 shares of common stock.


     Our operating activities have used cash of $124,000 in fiscal year 1999, $2,628,000 in fiscal year 2000 and $848,000 in fiscal year 2001. During fiscal year 1999, cash used in operations included a net loss of $1,859,000 including depreciation and amortization of $2,621,000 and interest expense amortization of $60,000. Cash used in operations was affected by changes in assets and liabilities including increases in accounts receivables of 2,187,000, inventories of $173,000, and other assets of $72,000, offset by increases in refundable income taxes of $148,000, prepaid expenses of $30,000, accounts payable and accrued liabilities of $1,044,000, and deferred revenue and deposits of $282,000. Net accounts receivables increased 69% in fiscal year 1999 or to 72 days outstanding.


     During fiscal year 2000, cash used in operations included a net loss of $5,694,000 including depreciation and amortization of $2,958,000. Cash used in operations was affected by changes in assets and liabilities including increases in inventory of $138,000, prepaid expenses of 138,000, and other assets of $237,000, and by decreases in accounts payable and accrued liabilities of $53,000 and deferred revenue and deposits of $94,000. In fiscal year 2000, net accounts receivables decreased 14%, however days outstanding increased to 88 days. During fiscal year 2000, we recorded a charge to bad debt expense of $600,000 which represented a reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business.


     During fiscal year 2001, cash used in operations included a net loss of $5,855,000 including depreciation and amortization of $2,025,000 and interest expense amortization of $132,000. Cash used in operations was affected by changes in assets and liabilities including an increase in other assets of $177,000, and a decrease in accounts payable and accrued liabilities of $50,000, offset by decreases in accounts receivable of $2,310,000, inventory of $465,000 and an increase in deferred revenue and deposits of $219,000. In fiscal year 2001, net accounts receivables decreased 10% primarily due to lower revenues which decreased 21%. Inventory levels improved during the fiscal year, primarily due to better utilization of our outsourcing arrangement.


     During the fiscal years discussed above, our current ratio has decreased, primarily due to the increase in our deferred revenue and deposits. In addition to our operations, we utilized cash during the 1999, 2000 and 2001 fiscal years primarily to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.


     During the 1999, 2000 and 2001 fiscal years we augmented cash on hand primarily by drawing on the equity credit lines described above. We cannot estimate the impact, if any, on the trading price of our common stock in the event that we sell shares in the future under the equity lines. Future sales may depress our stock price since stock is sold under the equity lines at approximately an 8% to 12% discount from the market price. For a further discussion of the potential effect of future sales under the equity lines, see the Risk Factor "Our equity line agreement with Kingsbridge Capital Limited may be unavailable or insufficient to meet our future cash needs," "Issuance of stock may dilute our shareholders," and "The risk of dilution from sales of stock to Kingsbridge may cause our stock price to decline."


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

     During the last three years we had negative operating cash flows and expect this to continue.

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

     Our equity line agreement with Kingsbridge Capital Limited may be unavailable or insufficient to meet our future cash needs.


     In May 2000, we entered into an equity line agreement with Kingsbridge Capital Limited which allows us to sell our common stock to Kingsbridge from time to time. Under the agreement we may sell up to $20,000,000 worth of our common stock but only up to that number of shares of common stock which equals

19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is equal to the market price of our common stock around the time of the sale to Kingsbridge minus a discount. That discount ranges from 8% to 12%.


     Issuance of stock to Kingsbridge may dilute our shareholders.


     As of August 8, 2001, we have sold under this agreement approximately 1,578,616 shares of common stock with gross proceeds to us of approximately $1,600,000. Because of the 19.9% limit on the number of shares we may sell to Kingsbridge, the maximum number of shares we could sell after August 8, 2001 under this agreement would be approximately 1,160,000 shares. Sale of the maximum number of shares could result in dilution to our shareholder of approximately 8.4%. Stated another way, if we sold the maximum number of shares to Kingsbridge, and assuming Kingsbridge continued to hold those shares, then our existing shareholders would own approximately 91.6% of our Company.


     Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including, for example, continued listing of our stock on NASDAQ, continued effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. Sales are also limited by the market price and trading volume of our stock. The risk to us is that, because of these limitations, at the time we need cash in the future, the stock sale arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs.


     Issuances of shares under the equity line agreement with Kingsbridge will result in a greater number of our shares outstanding. As a result, to the extent we have net income in the future, net income per share will be lower due to the larger number of shares outstanding.


The risk of dilution from sales of stock to Kingsbridge may cause our stock price to decline.


     The perceived risk of dilution from sales of stock to Kingsbridge may cause holders of our stock to sell their shares or it may encourage short-sales. This could contribute to a decline in our share price.


     Any failure to successfully integrate the Daikin business we acquired on February 27, 2001 could negatively impact us.



     In February 2001, we acquired the DVD business and assets of Daikin by issuing 700,000 shares of Series D convertible preferred stock and 395,000 shares of common stock. The Daikin assets we acquired added significantly to our balance sheet. Before acquiring the Daikin assets we had assets of approximately $8,772,000 and after the acquisition, at fiscal year ended March 31, 2001, we have approximately $11,738,000 of assets. Approximately 25% of our assets are therefore derived from the acquisition. The acquisition and integration of the Daikin business involves risks for us and for our shareholders. These risks include:


   .  Distracting management from day-to day operations of our business;

   . Costs, delays and inefficiencies associated with integrating the Daikin business;



   . The potential dilution resulting from conversion of the Preferred Stock issued to Daikin;

   . Undiscovered and unknown problems, defects or other issues related to the Daikin products that become known to us only some time after the acquisition;




   . Negative reactions from the current resellers or the current customers of the Daikin business to the acquisition of that business by us; and,


   . The Daikin DVD business was not profitable when owned by Daikin and there was concern that the business would have been unable to operate as a going concern. It is possible that the Daikin DVD business will not be a positive contributor to our operations but instead will constitute a drain on our resources.

     If new digital formats are unsuccessful, it is unlikely that we will generate sufficient revenues to recover our development cost.

     Our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW and DVD+RW. If these formats prove to be unsuccessful or are not accepted for any reason, there will be only limited demand for our products.

     We may have to incur significant product redesign costs if chip manufacturers discontinue or redesign their products.

     Our products are based on integrated circuits or "chips" produced by other companies. For example, we use the IBM 1960 chip manufactured by IBM. If this chip manufacturer or another chip manufacturer that we may be using discontinues or redesigns the chips we use for our products, then we will likely incur significant costs to redesign our products to handle these changes. We cannot estimate the amount of these costs or the likelihood that we will have to redesign our products.


     Our reliance on outsourcing and single suppliers for our manufacturing and components makes us vulnerable to supplier operational problems.

     Our outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier Arrow Bell Electronics. In addition, we often use components that are only available from a single source. Those components include for example, Phillip's Video Sealer and various Xilinx devices. Reliance on a single supplier for manufacturing or for certain manufacturing components makes us vulnerable to operating or financial problems encountered by those suppliers.


     If we fail to protect our products' intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

     Our products are based in large part on proprietary technology which we have sought to protect with patents, trade-marks and trade-secrets. For example, we have numerous patents and we have also filed applications for additional patents. We also registered trademarks for the following: Sonic Studio, DVD Creator, and DVD Fusion, among others. To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. In addition, we make extensive use of trade secrets that we may not be able to protect. To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.


     Other companies' intellectual property rights may interfere with our current or future product development and sales.


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

     We may become involved with costly and time-consuming patent litigation.


     Third parties could pursue us claiming that our products infringe various patents. Patent infringement litigation can be time consuming and costly. If the litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and a requirement that we obtain a royalty or license agreement to continue using the technology in issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business.


     For example a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. We have been asked by MPEG-LA to enter into a license agreement with them. We have not entered into such an agreement with MPEG-LA, though we are continuing to evaluate the situation. The cost to us of such a license cannot be estimated at this time.


     Because a majority of our products operate only on Macintosh computers, the potential success of our products is tied to the success of this platform.

     Many of our current products, including DVD Creator and DVD Fusion, operate on Macintosh computers manufactured by Apple Computer. If Macintosh computers become in short supply, sales of our products will likely decline. If there is a decrease in the use of the Macintosh as a computing platform in the professional and corporate audio and video markets, there will likely be a decrease in demand for our products. If there are changes in the operating system or architecture of the Macintosh, it is likely that we will incur significant costs to adapt our products to the changes.






     Some of our competitors possess greater technological and financial resources than we do may produce better or more cost effective products than ours and may be more effective than we are in marketing and promoting their products. In particular, Apple Computer may be a strong competitor of ours.


     There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include MedioStream, MGI, Pinnacle, Roxio and Ulead. Most of these companies have greater financial and technological resources than ours.


     In January 2001, Apple announced two new DVD authoring products. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit!. The second product, DVD Studio Pro, is intended for professional users, and we believe will compete with DVDit!-PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of the Macintosh personal computer. More recently, Apple has announced the upcoming availability of iDVD2, which add new, attractive functionality to the iDVD product. Also, Apple recently purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market that may bolster Apple's DVD technology base and make it more difficult for our products to compete with theirs.


     We have little ability to reduce expenses to compensate for reduced sales.

     We tend to close the greatest number of sales in the last month or last weeks of a quarter and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 75% of sales have been procured in the last month of the quarter. Because most of our quarterly operating expenses and our inventory purchasing is committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.


     For example, in the fiscal quarter ending December 31, 2000, we experienced a significant slowdown of demand for our professional DVD products in the last month of that quarter, particularly in the North American and Japanese markets. Although we attempted to control expenses in the face of this slowdown, the changes we were able to make were quite small, leading to a significantly greater operating loss for the quarter.


     Approximately 10% of our revenue derives from sales to a single company and another 12% was derived from sales to a large distributor.

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

     A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

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

     The issuance of stock to Daikin upon conversion of preferred stock will dilute the relative ownership of existing common stockholders and could result in lower market price of our stock.


     Based upon the number of shares of common stock outstanding on April 30, 2001, conversion of 850,000 shares of preferred stock into common stock would dilute our shareholders by 6%. This potential dilution could reduce the market price of our common stock.

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
                          ====  =======  ====== ========    =======      ======


                 See accompanying notes to financial statements

                                SONIC SOLUTIONS

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended March 31,
                                                      -------------------------
                                                       1999     2000     2001
                                                      -------  -------  -------
Cash flows from operating activities:
Net loss............................................  $(1,859)  (5,694)  (5,855)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Depreciation and amortization.......................    2,621    2,958    2,025
Provision for returns and doubtful accounts, net of
 write-offs.........................................      (18)     331       75
Interest expense amortization.......................       60       --      132
Changes in operating assets and liabilities, net of
 effects from purchase of Daikin DVD business:
 Accounts receivable................................   (2,187)     437    2,310
 Inventory..........................................     (173)    (138)     465
 Refundable income taxes............................      148       --       --
 Prepaid expenses and other current assets..........       30     (138)       8
 Other assets.......................................      (72)    (237)    (177)
 Accounts payable and accrued liabilities...........    1,044      (53)     (50)
 Deferred revenue and deposits......................      282      (94)     219
                                                      -------  -------  -------
 Net cash used in operating activities..............     (124)  (2,628)    (848)
                                                      -------  -------  -------
Cash flows from investing activities:
 Purchase of fixed assets...........................     (913)    (850)    (417)
 Additions to purchased and internally developed
  software..........................................     (696)    (801)  (1,656)
                                                      -------  -------  -------
 Net cash used in investing activities..............   (1,609)  (1,651)  (2,073)
                                                      -------  -------  -------
Cash flows from financing activities:
 Proceeds from exercise of common stock options.....      143      773       73
 Repayments of subordinated debt....................     (568)     (84)    (675)
 Proceeds from equity line financing................    2,283    7,053       58
 Borrowings on line of credit.......................      420      422      500
 Repayments of line of credit.......................     (420)    (922)    (500)
 Principal payments on capital leases...............     (137)    (149)     (78)
 Payment of dividends...............................      (53)     (49)     (20)
                                                      -------  -------  -------
 Net cash provided by financing activities..........    1,668    7,044     (642)
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................      (65)   2,765   (3,563)
Cash and cash equivalents, beginning of year........    2,479    2,414    5,179
                                                      -------  -------  -------
Cash and cash equivalents, end of year..............  $ 2,414    5,179    1,616
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
 Interest paid during year..........................  $    71      109       44
                                                      =======  =======  =======
 Income taxes paid during year......................  $     9        4       --
                                                      =======  =======  =======
 Noncash financing and investing activities:
 Conversion of preferred stock to common stock......  $   544      956      506
                                                      =======  =======  =======
 Conversion of subordinated debt to preferred
  stock.............................................       --      500       --
                                                      =======  =======  =======
 Issuance of preferred stock to finance
  acquisition.......................................       --       --    1,750
                                                      =======  =======  =======
 Issuance of common stock to finance acquisition....       --       --      699
                                                      =======  =======  =======
 Issuance of warrants associated with conversion of
  subordinated debt                                        --      235       --
                                                      =======  =======  =======
 Beneficial conversion feature given to preferred
  shareholders......................................       --      110       --
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

     (c) Revenue Recognition

     We have adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.


     We have derived our revenue primarily from licenses of our software products (including hardware components) and maintenance and support. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of elements, such as software products and maintenance and support. The determination of fair value is based on objective evidence specific to us. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.


     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.


     Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; and (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers.

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
                                                      =======  ======  ======

     As of March 31, 1999, 2000 and 2001 potentially dilutive shares totaling 1,834,502; 1,253,947; and 1,537,493, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.


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

     (d) Other

     We from time to time are subject to routine claims and litigation incidental to our business. We believe that the results of these matters will not have a material adverse effect on our financial condition and results of operations.


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


     The value of the common stock was determined based on the closing market price of our common stock on February 27, 2001. The estimated value of the preferred stock was determined based on the following considerations relative to preferred stock: (1) the common stock conversion feature; (2) the dividend rate; and (3) the stated liquidation preference associated with the preferred stock. The acquisition was recorded using the purchase method of accounting and accordingly, the operating results have been included in our results of operations from the date of acquisition.


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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers and their ages as of June 15, 2001 are as follows:

                                                                      Director
 Name Of Nominee       Age Position With The Company                   Since
 ---------------       --- -------------------------                  --------
 Robert J. Doris        48 President, Chief Executive Officer and       1986
                            Director
 Mary C. Sauer          48 Senior Vice President of Business            1986
                            Development, Secretary and Director
 Robert M. Greber       63 Director                                     1993
 Peter J. Marguglio     54 Director                                     1986
 R. Warren Langley      58 Director                                     2001
 A. Clay Leighton       44 Senior Vice President Worldwide                --
                            Operations, Finance and Chief Financial
                            Officer
 Christopher A. Kryzan  42 Senior Vice President of Engineering and       --
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

                       OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS
                 --------------------------------------------
                                                                  POTENTIAL
                                                                  REALIZABLE
                                                                   VALUE AT
                                                               ASSUMED ANNUAL
                 NUMBER OF                                         RATES OF
                 SECURITIES  PERCENT OF                          STOCK PRICE
                 UNDERLYING TOTAL OPTIONS EXERCISE              APPRECIATION
                  OPTIONS    GRANTED TO   OR BASE              FOR OPTION TERM
                  GRANTED   EMPLOYEES IN   PRICE   EXPIRATION ----------------
     NAME           (#)      FISCAL YEAR   ($/SH)     DATE       5%      10%
     ----        ---------- ------------- -------- ---------- -------- --------
Robert J. Doris    85,000         8%      $3.0000    9/5/10   $ 12,750 $ 25,000
Mary C. Sauer      40,000         4%      $3.0000    9/5/10   $  6,000 $ 12,000
Christopher A.
 Kryzan            48,000         5%      $1.5630    4/1/10   $  3,751  $ 7,502
A. Clay
 Leighton          50,000         5%      $1.5630    9/1/10   $  3,907  $ 7,815

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1. Financial Statements.

           Included in Part II of this report:

           Report of Independent Auditors (page 32 of this Report).

           Balance Sheets as of March 31, 2000 and March 31, 2001.

           Statements of Operations for each of the three years in the period ended March 31, 2001.

           Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2001.

           Statements of Cash Flows for each of the three years in the period ended March 31, 2001.

           Notes to Financial Statements (pages 37 through 48 of this
           Report).

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

      10.11 (6) Private Securities Subscription Agreement dated October 15,
                1999 between Hambrecht & Quist Guaranty Finance, LLC and the
                Company

      10.12 (7) 1998 Stock Option Plan (compensatory plan)

      10.13 (8) Stock purchase agreement dated May 4, 2000 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.14 (8) Registration Rights Agreement dated May 4, 2000 between Sonic
                Solutions and Kingsbridge Capital Limited

      10.15  *  Amendment to Lease Agreement between Golden Gate Plaza and the
                Company

      10.16 (9) Registration Rights Agreement between Registrant and Daikin
                Industries, Ltd., dated as of February 27, 2001

      10.17 (9) Shareholder Agreement between Registrant and Daikin Industries,
                Ltd., dated as of February 27, 2001

      10.18 (9) Consulting Agreement between Registrant and Daikin Industries,
                Ltd., dated as of February 27, 2001

      10.19 (9) Distribution Agreement between Registrant and Daikin
                Industries, Ltd., dated as of February 27, 2001

      23.1      Consent of KPMG LLP

      24.1   *  Power of Attorney

--------

 *  Previously filed as an exhibit to this Form 10-K.

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

     Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2001 as amended on August 9, 2001; Item 7 -- Amended Financial Statements, Pro Forma Financial Information and Exhibits related to the acquisition of the Daikin DVD Software Development Business on February 27, 2001.


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
                              =====       ===       ===       ====      =====

                                   SIGNATURES



     In accordance with Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on this 31st day of August, 2001.


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


 August 31, 2001                                /s/ Robert J. Doris
                                                _____________________________________________
                                                President, Chief Executive Officer and
                                                Director
                                                Robert J. Doris

 August 31, 2001                                /s/ Mary C. Sauer*
                                                _____________________________________________
                                                Senior Vice President of Business Development
                                                and Director
                                                Mary C. Sauer

 August 31, 2001                                /s/ Robert M. Greber*
                                                _____________________________________________
                                                Director
                                                Robert M. Greber

 August 31, 2001                                /s/ Peter J. Marguglio*
                                                _____________________________________________
                                                Director
                                                Peter J. Marguglio

 August 31, 2001                                /s/ R. Warren Langley*
                                                _____________________________________________
                                                Director
                                                R. Warren Langley

 August 31, 2001                                /s/ A. Clay Leighton
                                                _____________________________________________
                                                Senior Vice President of Worldwide Operations
                                                and Finance and Chief Financial Officer
                                                (Principal Financial Accounting Officer)
                                                A. Clay Leighton

    /s/ Robert J. Doris
 *By: ________________________________________
    Attorney-in-fact