Form 10-Q/A
period 2001-06-30
SONIC SOLUTIONS/CA/
filed 2001-09-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              AMENDMENT NO. 1 TO
                                  Form 10-Q/A
(Mark one)

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

     LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge Capital. Under the new agreeement, we may draw up to $20,000,000 worth of our common stock, but not to exceed that number of shares of common stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our common stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the equity line agreement are also limited by the market price and trading volume of our stock. Because of these limitations, at the time we need cash in the future, the equity line arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. On July 19, 2000 we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. During the fiscal year ended March 31, 2001, we drew $200,000 from the credit line for which we issued 211,416 shares of common stock. During the first quarter ended June 30, 2001, we drew $700,000 from the credit line for which we issued 683,600 shares of common stock. Sale of the maximum number of shares under the equity line agreement would result in a dilution to our shareholders of approximately 8.4%. We cannot estimate the impact, if any, on the trading price of our common stock in the event that we sell shares in the future under the equity lines. Future sales may depress our stock price since stock is sold under the equity lines at approximately an 8% to 12% discount from the market price.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 31st day of August, 2001.

     SONIC SOLUTIONS

          Signature                                    Date
          ---------                                    ----

     /s/ Robert J. Doris                           August 31, 2001
     -------------------
     Robert J. Doris
     President and Director
     (Principal Executive Officer)

     /s/ A. Clay Leighton                          August 31, 2001
     --------------------
     A. Clay Leighton
     Senior Vice President of Worldwide
     Operations and Finance and Chief
     Financial Officer (Principal Financial
     Accounting Officer)