Form 10-Q
period 2001-09-30
SONIC SOLUTIONS/CA/
filed 2001-11-14
CIK 916235

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    Form 10-Q
(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or


[_]  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the transition period from _________________ to ________________

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

                              Yes  X       No ___
                                  ---


The number of outstanding shares of the registrant's Common Stock on October 31, 2001, was 14,393,916.


================================================================================

                                SONIC SOLUTIONS

                                   FORM 10-Q

               For the quarterly period ended September 30, 2001



                               Table of Contents

                                                                            Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of March 31, 2001
          and September 30, 2001...........................................   1

          Condensed Statements of Operations for the three and six
          months ended September 30, 2000 and 2001.........................   2

          Condensed Statements of Cash Flows for the
          three and six months ended September 30, 2000 and 2001...........   3

          Notes to Condensed Financial Statements..........................   4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................   8

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk......................................................  12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  13

ITEM 3.   Defaults Upon Senior Securities..................................  13

ITEM 4.   Submission of Matters to a Vote of Security Holders..............  13

ITEM 6.   Exhibits and Reports on Form 8-K.................................  13

          Signatures.......................................................  14

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                                Sonic Solutions

                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                                   2001
                                                                                           -----------------------
                                         ASSETS                                            March 31   September 30
                                         ------                                            --------   ------------
                                                                                                       (unaudited)
Current Assets:
      Cash and cash equivalents .......................................................    $  1,616       1,984
      Accounts receivable, net of allowance for returns and doubtful accounts of $1,005 and $892 at March 31, 2001 and September 30,
           2001, respectively .........................................................       4,185       3,140
      Inventory .......................................................................         492         401
      Prepaid expenses and other current assets .......................................         448         423
                                                                                           --------    --------

      Total current assets ............................................................       6,741       5,948
Fixed assets, net .....................................................................       1,333         999
Purchased and internally developed software costs, net ................................       3,094       2,604
Other assets ..........................................................................         570         562
                                                                                           --------    --------

         Total assets .................................................................    $ 11,738      10,113
                                                                                           ========    ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
         Accounts payable and accrued liabilities .....................................    $  4,621       4,177
         Deferred revenue and deposits ................................................       1,595       2,543
         Subordinated debt ............................................................          57           0
         Current portion of obligations under capital leases ..........................          10           0
                                                                                           --------    --------

         Total current liabilities ....................................................       6,283       6,720
                                                                                           --------    --------

Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 700,000 and 716,609 shares issued and outstanding at March 31, 2001 and
     September 30, 2001, respectively .................................................       1,750       1,792
Common stock, no par value, 30,000,000 shares authorized; 13,056,646 and
     14,393,916 shares issued and outstanding at March 31, 2001 and
     September 30, 2001, respectively .................................................      28,399      29,764
Accumulated deficit ...................................................................     (24,694)    (28,163)
                                                                                           --------    --------

         Total shareholders' equity ...................................................       5,455       3,393

         Total liabilities and shareholders' equity ...................................    $ 11,738      10,113
                                                                                           ========    ========

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Operations
               (in thousands, except share amounts - unaudited)


                                                                              Three Months Ended           Six Months Ended
                                                                              ------------------           ----------------
                                                                                September 30,               September 30,
                                                                                -------------               -------------
                                                                              2000          2001          2000          2001
                                                                              ----          ----          ----          ----
Net revenue......................................................         $  4,089         3,974          9,090        8,178
Cost of revenue..................................................            1,622         1,368          3,356        2,757
                                                                          --------      --------       --------     --------

         Gross profit............................................            2,467         2,606          5,734        5,421
                                                                          --------      --------       --------     --------

Operating expenses:
         Marketing and sales.....................................            2,344         2,210          4,691        4,386
         Research and development................................            1,453         1,427          2,804        2,875
         General and administrative..............................              533           512          1,306          962
         Business integration....................................                0           247              0          630
                                                                          --------      --------       --------     --------

         Total operating expenses................................            4,330         4,396          8,801        8,853
                                                                          --------      --------       --------     --------

         Operating loss..........................................           (1,863)       (1,790)        (3,067)      (3,432)

Other income (expense), net......................................              (32)            6            (74)           5
                                                                          --------      --------       --------     --------

         Loss before income taxes................................           (1,895)       (1,784)        (3,141)      (3,427)

Provision (benefit) for income taxes.............................                0             0              0            0
                                                                          --------      --------       --------     --------

         Net loss................................................           (1,895)       (1,784)        (3,141)      (3,427)

Dividends paid to preferred shareholders.........................                0            18              8           30
                                                                          --------      --------       --------     --------

         Net loss applicable to common shareholders..............         $ (1,895)       (1,802)        (3,149)      (3,457)
                                                                          ========      ========       ========     ========

         Basic and diluted loss per share applicable to common
             shareholders........................................         $  (0.15)        (0.13)         (0.26)       (0.25)
                                                                          ========      ========       ========     ========



         Weighted average shares used in computing per share
             amounts.............................................           12,351        14,068         12,276       13,734
                                                                          ========      ========       ========     ========

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                      Condensed Statements of Cash Flows
                          (in thousands -- unaudited)

                                                                               Six Months Ended September 30,
                                                                               -----------------------------
                                                                                      2000        2001
                                                                                      ----        ----
Cash flows from operating activities:
Net loss ..........................................................................   $(3,141)    (3,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .....................................................     1,209      1,281
Provision for returns and doubtful accounts, net of write-offs ....................       109       (113)
Interest expense amortization .....................................................        89          2
Changes in operating assets and liabilities:
      Accounts receivable .........................................................       475      1,158
      Inventory ...................................................................       231         91
      Prepaid expenses and other current assets ...................................         6         25
      Other assets ................................................................        (6)         8
      Accounts payable and accrued liabilities ....................................      (240)      (444)
      Deferred revenue and deposits ...............................................       (81)       948
                                                                                      -------    -------
         Net cash used in operating activities.....................................    (1,349)      (471)
                                                                                      -------    -------

Cash flows from investing activities:
     Purchase of fixed assets .....................................................      (216)      (201)
     Additions to purchased and internally developed software .....................      (282)      (256)
                                                                                      -------    -------
         Net cash used in investing activities ....................................      (498)      (457)
                                                                                      -------    -------

Cash flows from financing activities:
     Proceeds from exercise of common stock options ...............................        82          0
     Proceeds (costs) associated with equity line financing .......................       (81)     1,365
     Payment of dividends .........................................................        (8)         0
     Repayments of subordinated debt ..............................................      (332)       (59)
     Principal payments on capital leases .........................................       (46)       (10)
                                                                                      -------    -------
         Net cash provided by (used in) financing activities ......................      (385)     1,296
                                                                                      -------    -------

Net increase (decrease) in cash and cash equivalents ..............................    (2,232)       368

Cash and cash equivalents, beginning of period ....................................     5,179      1,616
                                                                                      -------    -------

Cash and cash equivalents, end of period ..........................................   $ 2,947      1,984
                                                                                      =======    =======

  Supplemental disclosure of cash flow information:

     Interest paid during period...................................................   $    24          2
                                                                                      -------    -------

     Noncash financing and investing activities:
         Issuance of preferred stock dividend......................................         0         30
                                                                                      -------    -------
         Conversion of preferred stock to common stock.............................   $   506          0
                                                                                      -------    -------

           See accompanying notes to condensed financial statements.

                                Sonic Solutions

                    Notes to Condensed Financial Statements
                                  (unaudited)


 (1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission (SEC).

 (2) Basic and diluted loss per share

         As of September 30, 2000 and 2001, potentially dilutive shares totaling 152,759 and 66,619, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in loss per share as their effect was anti-dilutive for those periods.



(3)  Inventory

     The components of inventory consist of (in thousands):

                                                                                 March 31,   September 30,
                                                                                 ---------   -------------
                                                                                    2001             2001
                                                                                    ----             ----
Finished goods.........................................................            $ 182              154
Work-in-process........................................................               48               43
Raw materials..........................................................              262              204
                                                                                   -----            -----
                                                                                   $ 492              401
                                                                                   =====            =====


(4)  Credit Facility

     On May 4, 2000, we entered into a new Private Equity Line Agreement with Kingsbridge Capital. Under this Agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under this Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock, at the approximate time of a draw, discounted by an amount ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a Registration Statement on Form S-1 registering any shares received by

Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement. During the first six months ended September 30, 2001, we drew down $1,400,000 from the equity line for which we issued 1,337,270 shares of common stock.

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

     Our chief operating decision maker is considered to be our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line, revenue by geographic and significant customer information:



     Revenues by Product Line:

                                 Three Months Ended           Six Months Ended
                                                             ------------------
                                   September 30,                September 30,
                              -------------------- -------  ------------------
                                2000        2001             2000       2001
                              ---------  --------- -------  -------  ---------
Revenues
  Consumer DVD                 $  439        1,309            973       2,475
  Pro Audio/Video               3,650        2,665          8,117       5,703
                               ------        -----          -----       -----
Total net revenue              $4,089        3,974          9,090       8,178
                               ======        =====          =====       =====

     Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                              Three Months Ended          Six Months Ended
                                 September 30,              September 30,
                            -----------------------     --------------------
                              2000           2001         2000         2001
                            --------       --------     ---------   --------

North America                $2,170          2,165        4,833       4,117
Export:
Europe                        1,257            717        2,592       1,805
Pacific Rim                     662          1,080        1,640       2,226
Other international               -             12           25          30
                             -------        ------        -----       -----
Total net revenue            $4,089          3,974        9,090       8,178
                             =======        ======        =====       =====



     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                            Revenues                     Revenues
                            --------                     --------
                        Three Months Ended           Six Months Ended
                           September 30,               September 30,
                       ----------  ----------      -----------   ---------
                         2000          2001           2000           2001
                       ----------  ----------       -----------   ---------
Customer A                3%           10%             7%              8%
Customer B               21%            3%            16%              8%


(6)  Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), in August 2001, and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 144 effective January 1, 2002, and SFAS No. 143 effective January 1, 2003. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

     A large portion of our quarterly revenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if revenue generated in the last few weeks of a quarter does not meet our forecast, operating results can be very negatively affected.

 Results of Operations

     The following table sets forth certain items from the Company's statements of operations as a percentage of net revenue for the three and six months ended September 30, 2000 and 2001:

                                               Three Months Ended           Six Months Ended
                                               ------------------           ----------------
                                                  September 30,               September 30,
                                                  -------------               -------------
                                                2000          2001          2000          2001
                                                ----          ----          ----          ----
Net revenue................................     100.0%        100.0         100.0         100.0
Cost of revenue............................      39.7          34.4          36.9          33.7
                                                -----         -----         -----         -----
Gross profit...............................      60.3          65.6          63.1          66.3
Operating expenses:
    Marketing and sales....................      57.3          55.6          51.6          53.6
    Research and development...............      35.5          35.9          30.8          35.2
    General and administrative.............      13.0          12.9          14.5          11.8
    Business integration...................       0.0           6.2           0.0           7.7
                                                -----         -----         -----         -----
Total operating expenses...................     105.8         110.6          96.9         108.3
                                                -----         -----         -----         -----
Operating loss.............................     (45.5)        (45.0)        (33.8)        (42.0)
Other expense..............................      (0.8)          0.2          (0.8)          0.1
Provision (benefit) for income
taxes......................................       0.0           0.0           0.0           0.0
                                                -----         -----         -----         -----
Net loss...................................     (46.3)%       (44.9)        (34.6)        (41.9)
                                                =====         =====         =====         =====

Comparison of Second Quarters Ended September 30

     NET REVENUE. Our net revenue decreased from $4,089,000 for the second quarter ended September 30, 2000 to $3,974,000 for the second quarter ended September 30, 2001, representing a decrease of 3%. For the six months ended September 30, 2001, net revenue decreased from $9,090,000 to $8,178,000 compared to the same period in the prior fiscal year, representing a decrease of 10%. The decrease in revenue for the three and six months ended September 30, 2001 is due primarily to the decrease in sales of our pro audio and video products. This decrease was partially offset by increases in sales of our consumer DVD products. Our professional audio and video sales decreased from $3,650,000 to $2,665,000 and from $8,117,000 to $5,703,000 for the second quarter and for the six months ended September 30, 2001, representing a decrease of 27% and 30%, respectively. Decreases in sales of our professional audio and DVD products were partially offset in the second quarter and six months ended September 30, 2001 by sales of Daikin related products which we acquired in February, 2001. Sales of our consumer DVD products increased from $439,000 to $1,309,000 and from $973,000 to $2,475,000 for the second quarter and for the six months ended September 30, 2001, representing an increase of 198% and 154%, respectively. We may continue to experience declines in sales of our professional audio and DVD systems in the future, however, we anticipate growth in sales of our consumer DVD products.

     International sales accounted for 46.9% and 45.5% of our net revenue for the second quarter ended September 30, 2000 and 2001, respectively. International sales accounted for 46.8% and 49.7% of net revenue for the six months ended September 30, 2000 and 2001, respectively. See Note 5 of Notes to Condensed Financial Statements. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 39.7% for the second quarter ended September 30, 2000 to 34.4% for the quarter ended September 30, 2001. Cost of revenue, as a percentage of net revenue, decreased from 36.9% for the six months ended September 30, 2000 to 33.7% for the six months ended September 30, 2001. The decrease in cost of revenue percentage is primarily due to the shift in sales product mix towards higher margin consumer DVD systems and to the reduction of hardware as a percentage of revenue in our professional DVD systems. Additionally, the Daikin products we acquired in February 2001 carry a higher margin as they are primarily software products. We anticipate that in future periods we will continue to experience reductions in our cost of revenue as a percentage of net revenue, as our product mix continues to shift to sales of the higher margin software-only products.

     MARKETING AND SALES. Our marketing and sales expenses decreased from $2,344,000 for the second quarter ended September 30, 2000 to $2,210,000 for the second quarter ended September 30, 2001. Marketing and sales expenses decreased from $4,691,000 for the six months ended September 30, 2000 to $4,386,000 for the six months ended September 30, 2001. Marketing and sales represented 57.3%, 55.6%, 51.6% and 53.6% of net revenue for the second quarters ended September 30, 2000 and 2001 and the six months ended September 30, 2000 and 2001, respectively. Our marketing and sales expenses decreased primarily due to decreases in advertising and marketing costs related to our DVD product lines. Our marketing and sales headcount increased from forty-one at September 30, 2000 to forty-five at September 30, 2001.

     RESEARCH AND DEVELOPMENT. Our research and development expenses decreased slightly from $1,453,000 for the second quarter ended September 30, 2000 to $1,427,000 for the second quarter ended September 30, 2001 and increased slightly from $2,804,000 for the six months ended September 30, 2000 to $2,875,000 for the six months ended September 30, 2001. Our research and development expenses represented 35.5% and 35.9% of net revenue for the quarters ended September 30, 2000 and September 30, 2001, respectively, and, 30.8% and 35.2% of net revenue for the six months ended September 30, 2000 and 2001, respectively. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included.) Our research and development expenses remained relatively consistent throughout the periods. Our research and development headcount increased from thirty-three at September 30, 2000 to forty at September 30, 2001.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expense decreased slightly from $533,000 for the second quarter ended September 30, 2000 to $512,000 for the second quarter ended September 30, 2001 and from $1,306,000 for the six months ended September 30, 2000 to $962,000 for the six months ended September 30, 2001. Our general and administrative expenses represented 13.0% and 12.9% of net revenue for the quarters ended September 30, 2000 and 2001, respectively, and, 14.4% and 11.8% of net revenue for the six months ended September 30, 2000 and 2001, respectively. Included in general and administrative expenses in the quarter ended June 30, 2000 is a charge to provision for returns and doubtful accounts of $170,000, which represented an additional reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and our operations expand.

     BUSINESS INTEGRATION EXPENSE. In conjunction with the Daikin acquisition completed in February 2001, we incurred expenses to transition the business to our management. We anticipate that the integration expenses will continue to decrease in the December quarter and be eliminated in the March quarter. Business integration expenses primarily consisted of engineering consulting expenses per the Daikin Consulting Agreement dated February 27, 2001.

     OTHER INCOME AND EXPENSE. Other income on our statement of operations includes the interest we earned on cash balances and short term investments. Other expense includes primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

     PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for the quarters ended September 30, 2000 and 2001 and no provision was made for income taxes for the six months ended September 30, 2000 and 2001.

     LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge Capital. Under the new agreement, we may draw up to $20,000,000 worth of our common stock, but not to exceed that number of shares of common stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our common stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the equity line agreement are also limited by the market price and trading volume of our stock. Because of these limitations, at the time we need cash in the future, the equity line arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. On July 19, 2000 we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. We filed a Post-Effective Amendment to our Registration Statement on November 9, 2001. We may not be able to utilize the Kingsbridge equity line arrangement until the Post-Effective Amendment is declared effective by the Securities and Exchange Commission. During the first quarter ended June 30, 2001, we drew $700,000 from the credit line for which we issued 683,600 shares of common stock. During the second quarter ended September 30, 2001, we drew $700,000 from the credit line for which we issued 653,670 shares of common stock.

      Our operating activities used cash of $1,349,000 and $471,000 for the six months ended September 30, 2000 and 2001, respectively. During the six months ended September 30, 2000, cash used in operations included a net loss of $3,141,000 including depreciation and amortization of $1,209,000 and interest expense amortization of $89,000. Cash used in operations was affected by changes in assets and liabilities including decreases in accounts receivables of $475,000, inventories of $231,000, accounts payable and accrued liabilities of $240,000 and deferred revenue and deposits of $81,000. Accounts receivable decreased for the six months ended September 30, 2000 primarily due to improved receivable collections, inventories decreased due to better utilization of our outsourcing program, accounts payable and accrued liabilities decreased due to paydown of trade payables and deferred revenue and deposits decreased primarily due to amortization of deferrals into revenue.

     During the six months ended September 30, 2001, cash used in operations included a net loss of $3,427,000 including depreciation and amortization of $1,281,000 and a charge to the provision for returns and doubtful accounts of $113,000 . Cash used in operations was affected by changes in assets and liabilities including decreases in account receivables of $1,158,000, inventories of $91,000, accounts payable and accrued liabilities of $444,000, and increases in deferred revenue and deposits of $948,000. Account receivables decreased primarily due to lower sales and stronger receivable collections, inventories decreased due to better utilization of our outsourcing program, accounts payable and accrued liabilities decreased due to paydown of trade payables. The increase in deferred revenue and deposits is due to payments from OEM and other customers for which revenue will be recognized in future periods. During the six months ended September 30, 2000 and 2001, our current ratio has decreased primarily due to the increase in our deferred revenue and deposits. In addition to our operations, we utilized cash during both quarters to purchase new fixed assets, pay down debt obligations and to fund the development of capitalized software.

     We believe that existing cash, cash equivalents and short term investments, cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the first quarter of fiscal year 2003.

     As of September 30, 2001, we had cash and cash equivalents of $1,984,000 and negative working capital of $772,000


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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS



     We are not a party to any material legal proceedings.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No disclosure is required or applicable pursuant to Item 102 of Regulation S-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on September 4, 2001, at the Company's headquarters, the Company shareholders voted to:

     1. Approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 13,762,111 shares eligible to vote at the meeting: 10,814,696 voted in favor and 134,688 withheld for the approval of Robert J. Doris; 10,812,421 voted in favor and 136,963 withheld for the approval of Robert M. Greber; 10,822,821 voted in favor and 126,563 withheld for the approval of R. Warren Langley; 10,803,546 voted in favor and 145,838 withheld for the approval of Peter J. Marguglio, and; 10,758,421 voted in favor and 190,963 withheld for the approval of Mary C. Sauer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             None.

     (b)     Reports on Form 8-K

             None.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 14th day of November, 2001.



       SONIC SOLUTIONS

                 Signature                             Date
                 ---------                             ----

        /s/ Robert J. Doris                     November 14, 2001
        --------------------
           Robert J. Doris
           President and Director (Principal
           Executive Officer)


        /s/ A. Clay Leighton                    November 14, 2001
        --------------------
           A. Clay Leighton
           Senior Vice President of Worldwide
           Operations and Finance and Chief
           Financial Officer (Principal Financial
           Accounting Officer)