Form 10-Q
period 2001-12-31
SONIC SOLUTIONS/CA/
filed 2002-02-14
CIK 916235

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended December 31, 2001 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ___________________ to ___________________

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

                               Yes  X   No ___
                                   ---


The number of outstanding shares of the registrant's Common Stock on January 31, 2002, was 14,768,897.


================================================================================

                                 SONIC SOLUTIONS

                                    FORM 10-Q

                For the quarterly period ended December 31, 2001


                                Table of Contents

                                                                          Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Balance Sheets as of March 31, 2001
          and December 31, 2001 ..........................................   1

          Condensed Statements of  Operations for the
          three and nine months ended December 31, 2000 and 2001 .........   2

          Condensed Statements of Cash Flows for the
          three and nine months ended December 31, 2000 and 2001 .........   3

          Notes to Condensed Financial Statements ........................   4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................   9

ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk ....................................................   13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings ..............................................   14

ITEM 2.   Changes in Securities and Use of Proceeds ......................   14

ITEM 6.   Exhibits and Reports on Form 8-K ...............................   14

          Signatures .....................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 Sonic Solutions

                            Condensed Balance Sheets
                      (in thousands, except share amounts)

                                                                                              2001
                                                                                   ---------------------------
                                         ASSETS                                     March 31       December 31
                                         ------                                    ----------      -----------
                                                                                                   (unaudited)
Current Assets:
    Cash and cash equivalents ..................................................   $    1,616           10,862
    Accounts receivable, net of allowance for returns and doubtful accounts of $1,005 and $845 at March 31, 2001 and December 31,
        2001, respectively .....................................................        4,185            2,676
    Inventory ..................................................................          492              519
    Prepaid expenses and other current assets ..................................          448              401
                                                                                   ----------      -----------
    Total current assets .......................................................        6,741           14,458
Fixed assets, net ..............................................................        1,333              855
Purchased and internally developed software costs, net .........................        3,094            2,372
Other assets ...................................................................          570              465
                                                                                   ----------      -----------

        Total assets ...........................................................   $   11,738           18,150
                                                                                   ==========      ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current Liabilities:
        Accounts payable and accrued liabilities ...............................   $    4,621            4,498
        Deferred revenue and deposits ..........................................        1,595           10,657
        Subordinated debt ......................................................           57                0
        Current portion of obligations under capital leases ....................           10                0
                                                                                   ----------      -----------

        Total current liabilities ..............................................        6,283           15,155
                                                                                   ----------      -----------

Commitments and contingencies
Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 700,000 and 974,553 shares issued and outstanding at March 31, 2001 and
  December 31, 2001, respectively ..............................................        1,750            2,832
Common stock, no par value, 30,000,000 shares authorized; 13,056,646 and
  14,477,666 shares issued and outstanding at March 31, 2001 and
  December 31, 2001, respectively ..............................................       28,399           29,749
Accumulated deficit ............................................................      (24,694)         (29,586)
                                                                                   ----------      -----------

        Total shareholders' equity .............................................        5,455            2,995
                                                                                   ----------      -----------
        Total liabilities and shareholders' equity .............................   $   11,738           18,150
                                                                                   ==========      ===========


                See accompanying notes to condensed statements.

                                 Sonic Solutions

                       Condensed Statements of Operations
                (in thousands, except share amounts - unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                            ------------------           -----------------
                                                                                December 31,                December 31,
                                                                                ------------                ------------
                                                                           2000           2001          2000          2001
                                                                           ----           ----          ----          ----
Net revenue ..........................................................   $   3,378         4,120        12,468        12,298
Cost of revenue ......................................................       1,224         1,335         4,580         4,092
                                                                         ---------     ---------     ---------     ---------

        Gross profit .................................................       2,154         2,785         7,888         8,206
                                                                         ---------     ---------     ---------     ---------

Operating expenses:
        Marketing and sales ..........................................       1,976         2,030         6,667         6,416
        Research and development .....................................       1,156         1,480         3,960         4,355
        General and administrative ...................................         544           543         1,850         1,505
        Business integration .........................................           0            75             0           705
                                                                         ---------     ---------     ---------     ---------

        Total operating expenses .....................................       3,676         4,128        12,477        12,981
                                                                         ---------     ---------     ---------     ---------

        Operating loss ...............................................      (1,522)       (1,343)       (4,589)       (4,775)

Other expense, net ...................................................         (27)         (122)         (101)         (117)
                                                                         ---------     ---------     ---------     ---------

        Loss before income taxes .....................................      (1,549)       (1,465)       (4,690)       (4,892)

Provision for income taxes ...........................................           0             0             0             0
                                                                         ---------     ---------     ---------     ---------

        Net loss .....................................................      (1,549)       (1,465)       (4,690)       (4,892)

Dividends paid to preferred shareholders .............................           0            40             8            70
                                                                         ---------     ---------     ---------     ---------

        Net loss applicable to common shareholders ...................   $  (1,549)       (1,505)       (4,698)       (4,962)
                                                                         =========     =========     =========     =========

        Basic and diluted loss per share applicable to common
            shareholders .............................................   $   (0.13)        (0.10)        (0.38)        (0.36)
                                                                         =========     =========     =========     =========


        Weighted average shares used in computing per share
            amounts ..................................................      12,351        14,437        12,301        13,968
                                                                         =========     =========     =========     =========


                See accompanying notes to condensed statements.

                                 Sonic Solutions

                       Condensed Statements of Cash Flows
                           (in thousands -- unaudited)

                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                             December 31,
                                                                                             ------------
                                                                                        2000            2001
                                                                                        ----            ----
Cash flows from operating activities:
Net loss .........................................................................  $  (4,690)         (4,892)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization ....................................................      1,671           1,910
Provision for returns and doubtful accounts, net of write-offs ...................        165            (160)
Interest expense amortization ....................................................        117               2
Changes in operating assets and liabilities:
    Accounts receivable ..........................................................        917           1,669
    Inventory ....................................................................        282             (27)
    Prepaid expenses and other current assets ....................................        109              47
    Other assets .................................................................        (67)            105
    Accounts payable and accrued liabilities .....................................       (355)           (123)
    Deferred revenue and deposits ................................................       (170)          9,062
                                                                                    ---------       ---------
        Net cash provided by (used in) operating activities ......................     (2,021)          7,593
                                                                                    ---------       ---------

Cash flows from investing activities:
    Purchase of fixed assets .....................................................       (304)           (308)
    Additions to purchased and internally developed software .....................       (405)           (402)
                                                                                    ---------       ---------
        Net cash used in investing activities ....................................       (709)           (710)
                                                                                    ---------       ---------

Cash flows from financing activities:
    Proceeds from exercise of common stock options ...............................         82             140
    Borrowings on line of credit .................................................        500               0
    Proceeds (costs) associated with equity line financing .......................       (124)          1,292
    Proceeds from issuance of preferred stock ....................................          0           1,000
    Payment of dividends .........................................................         (8)              0
    Repayments of subordinated debt ..............................................       (502)            (59)
    Principal payments on capital leases .........................................        (61)            (10)
                                                                                    ---------       ---------
        Net cash provided by (used in) financing activities ......................       (113)          2,363
                                                                                    ---------       ---------

Net increase (decrease) in cash and cash equivalents .............................     (2,843)          9,246

Cash and cash equivalents, beginning of period ...................................      5,179           1,616
                                                                                    ---------       ---------

Cash and cash equivalents, end of period .........................................  $   2,336          10,862
                                                                                    =========       =========

Supplemental disclosure of cash flow information:

    Interest paid during period ..................................................  $      33               2
                                                                                    ---------       ---------

    Noncash financing and investing activities:
     Issuance of preferred stock dividend ........................................          0              70
                                                                                    ---------       ---------
     Conversion of preferred stock to common stock ...............................        506               0
                                                                                    ---------       ---------


            See accompanying notes to condensed financial statements.

                                 Sonic Solutions

                     Notes to Condensed Financial Statements
                                   (unaudited)


(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in Sonic Solution's Form 10-K for the year ended March 31, 2001, filed with the Securities and Exchange Commission ("SEC").

     Revenue Recognition

          We have adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition, with Respect to Certain Arrangements. SOP 97-2 generally requires revenue earned of software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. Deferred revenue, which primarily relates to maintenance and support, is recognized ratably over the term of the maintenance contract.

          If the arrangement involves significant production, customization, or modification of software essential to the functionality of the software, the revenue is generally recognized under the percentage-of-completion method of contract accounting. Progress toward completion is generally measured by achieving certain standards and objectively verifiable milestones present in each project.

(2)  Basic and diluted loss per share

     As of December 31, 2000 and 2001, potentially dilutive shares totaling 1,034,943 and 3,772,578, respectively, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in loss per share as their effect was anti-dilutive for those periods.

(3)  Inventory

     The components of inventory consist of (in thousands):

                                                   March 31,  December 31,
                                                   ---------  ------------
                                                      2001          2001
                                                      ----          ----

 Finished goods .................................    $ 182           254
 Work-in-process ................................       48             0
 Raw materials ..................................      262           265
                                                     -----          ----

                                                     $ 492           519
                                                     =====          ====

(4)  Credit Facility

     On May 4, 2000, we entered into a private equity line agreement with Kingsbridge Capital Limited ("Kingsbridge"). Under this agreement, we may receive ("draw") cash from Kingsbridge in exchange for our common stock. The total of all draws under this agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock, at the approximate time of a draw, discounted by an amount ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on From S-1 to register for resale the shares we may issue to Kingsbridge under the private equity line agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the registration statement. During the first nine months ended December 31, 2001, we drew down $1,400,000 from the equity line for which we issued 1,337,270 shares of common stock. As of December 31, 2001, we could still issue an additional 849,307 shares under this private equity line agreement.

(5)  Equity Financing - Convertible Preferred Stock

     In December 2001, we issued 250,000 shares of Series E Convertible Preferred Stock (the Preferred Stock) to Sanshin Electronics Co., Ltd. ("Sanshin") in conjunction with their $1 million equity investment in Sonic Solutions on December 3, 2001. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended. The rights, preferences, and privileges of the holders of the Preferred Stock are as follows:

  . Dividends are cumulative and are payable only upon declaration by Sonic Solutions' Board of Directors at an annual rate of $0.16 per share, until such shares have been converted into common stock. Such distributions shall be payable quarterly in arrears for each calendar quarter of each fiscal year.

  . Holders have a liquidation preference of $4.00 per share plus all accrued but unpaid dividends, in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

  . Each share has voting rights equal to the number of shares of common stock into which such shares could be converted.

  . Each share is convertible at any time into one share of common stock subject to certain antidilution provisions.

(6)  Significant Customer Information and Segment Reporting

     Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

     Our chief operating decision maker is our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations. Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line, revenue by geographic and significant customer information:

     Revenues by Product Line:

                                      Three Months Ended    Nine Months Ended
                                          December 31,         December 31,
                                     --------------------  -------------------
                                        2000      2001       2000       2001
                                     ---------   --------  --------   --------
Revenues
  DVD creation software               $   690      1,632     1,663      4,107
  Professional systems                  2,688      2,488    10,805      8,191
                                      -------     ------   -------    -------
Total net revenue                     $ 3,378      4,120    12,468     12,298
                                      =======     ======   =======    =======

Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

     Revenues by Geographic Location:

                                      Three Months Ended    Nine Months Ended
                                          December 31,         December 31,
                                     --------------------  -------------------
                                        2000      2001       2000       2001
                                     ---------   --------  --------   --------
North America                         $ 1,857      2,345     6,690      6,462
Export:
 Europe                                 1,145        669     3,737      2,474
 Pacific Rim                              374      1,056     2,017      3,282
 Other international                        2         50        24         80
                                      -------      -----    ------     ------
Total net revenue                     $ 3,378      4,120    12,468     12,298
                                      =======      =====    ======     ======

     We sell our products to customers categorized geographically by each customer's country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

     Significant customer information:

                             Revenues                Revenues
                             --------                --------
                        Three Months Ended      Nine Months Ended
                           December 31,            December 31,
                          2000      2001          2000     2001
                         ------    ------        ------   ------
Customer A                   8%        7%            8%       7%
Customer B                   8%        2%           14%       6%
Customer C                   0%       11%            0%      10%

Customers B and C are also current distributors and shareholders of the company.

(7)  Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), in August 2001, and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Sonic Solutions expects to adopt SFAS No. 144 effective January 1, 2002, and SFAS No. 143 effective January 1, 2003. The effect of adopting these statements is not expected to have a material effect on Sonic Solutions' consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 141 and SFAS No. 142 on Sonic Solutions has not been determined.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Derivative instruments and hedging activities". We adopted SFAS No. 133 in the first quarter of fiscal year 2002. SFAS No. 133 did not have a material impact on our financial statements.



(8)  Subsequent Event

     During January 2002, we drew down $1,000,000 from the Kingsbridge equity line for which we issued 159,276 shares of common stock.

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

OVERVIEW; CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

     Our quarterly operating results for our professional systems product line vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of orders which are difficult to forecast. Because our customers generally order on an as-needed basis, and we normally ship products within one week after receipt of an order, we do not have an order backlog which can assist us in forecasting results. For all these reasons, our results of operations for our professional systems product line for any quarter are a poor indicator of the results to be expected in any future quarter.

     A large portion of our quarterly professional systems revenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if revenue generated in the last few weeks of a quarter does not meet our forecast, operating results can be very negatively affected.

 Results of Operations

     The following table sets forth certain items from Sonic Solutions' statements of operations as a percentage of net revenue for the three and nine months ended December 31, 2000 and 2001:

                                               Three Months Ended          Nine Months Ended
                                               ------------------          -----------------
                                                 December 31,               December 31,
                                                 ------------               ------------
                                              2000           2001         2000           2001
                                              ----           ----         ----           ----
Net revenue ..............................   100.0%         100.0        100.0          100.0
Cost of revenue ..........................    36.2           32.4         36.7           33.3
                                             -----          -----        -----          ------
Gross profit .............................    63.8           67.6         63.3           66.7
Operating expenses:
     Marketing and sales .................    58.5           49.3         53.5           52.2
     Research and development ............    34.2           35.9         31.8           35.4
     General and administrative ..........    16.1           13.2         14.8           12.2
     Business integration ................     0.0            1.8          0.0            5.7
                                             -----          -----        -----          -----
Total operating expenses .................   108.8          100.2        100.1          105.5
                                             -----          -----        -----          -----
Operating loss ...........................   (45.0)         (32.6)       (36.8)         (38.8)
Other expense ............................    (0.8)          (3.0)        (0.8)          (1.0)
Provision for income taxes ...............     0.0           0.00          0.0           0.00
                                             -----          -----        -----          -----
Net loss .................................   (45.8)%        (35.6)       (37.6)         (39.8)
                                             =====          =====        =====          =====


Comparison of Three Months and Nine Months Ended December 31

     NET REVENUE. Our net revenue increased from $3,378,000 for the third quarter ended December 31, 2000 to $4,120,000 for the third quarter ended December 31, 2001, representing an increase of 22%. For the nine months ended December 31, 2001, net revenue decreased from $12,468,000 to $12,298,000 compared to the same period in the prior fiscal year, representing a decrease of 1%. The increase in revenue for the three months ended December 31, 2001 is due primarily to the increase in sales of our DVD creation software products. Sales of our DVD creation software products increased from $690,000 to $1,632,000 for the third quarter ended December 31, 2001, representing an increase of 137%. Our professional systems sales decreased from $2,688,000 to $2,488,000 for the third quarter ended December 31, 2001, representing a decrease of 7%. Decreases in sales of our professional system products were partially offset in the third quarter ended December 31, 2001 by sales of Daikin Industries, Ltd. ("Daikin") related products which we acquired in February, 2001. Beginning with the December 2001 quarter, we recognized a new revenue stream associated with customization and development contracts. Although the revenue recognized from this new stream accounted for less than 10% of total revenue, we anticipate strong revenue growth in this area in the future quarters.

     The decrease in revenue for the nine months ended December 31, 2001 is primarily due to the decrease in our professional systems sales which decreased from $10,805,000 to $8,191,000, representing a decrease of 24%. Decreases in sales of our professional system products were partially offset for the nine months ended December 31, 2001 by sales of the Daikin related products. The decrease was also partially offset by the increase in revenue in sales of our DVD creation software products. Our DVD creation software products increased from $1,663,000 to $4,107,000 for the nine months ended December 31, 2001, representing an increase of 147%. We anticipate that we could continue to experience declines in sales of our professional systems in the future, however, we anticipate continued growth in sales of our DVD creatio software products.

     International sales accounted for 45.0% and 43.1% of our net revenue for the third quarter ended December 31, 2000 and 2001, respectively. International sales accounted for 46.3% and 47.5% of net revenue for the nine months ended December 31, 2000 and 2001, respectively. See Note 6 of Notes to Condensed Financial Statements. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

     COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 36.2% for the third quarter ended December 31, 2000 to 32.4% for the quarter ended December 31, 2001. Cost of revenue, as a percentage of net revenue, decreased from 36.7% for the nine months ended December 31, 2000 to 33.3% for the nine months ended December 31, 2001. The decrease in cost of revenue percentage is primarily due to the shift in sales product mix towards higher margin DVD creation software sales and to the reduction of hardware as a percentage of revenue in our professional systems. Additionally, the Daikin products we acquired in February 2001 carry a higher margin as they are primarily software products. We anticipate that in future periods we will continue to experience reductions in our cost of revenue as a percentage of net revenue, as our product mix continues to shift to sales of the higher margin software-only products.

     MARKETING AND SALES. Our marketing and sales expenses increased from $1,976,000 for the third quarter ended December 31, 2000 to $2,030,000 for the third quarter ended December 31, 2001. Marketing and sales expenses decreased from $6,667,000 for the nine months ended December 31, 2000 to $6,416,000 for the nine months ended December 31, 2001. Marketing and sales represented 58.5% and 49.3% of net revenue for the third quarters ended December 31, 2000 and 2001, respectively, and 53.5% and 52.2% of net revenue for the nine months ended December 31, 2000 and 2001, respectively. Our marketing and sales expenses increased in the third quarter ended December 31, 2001 primarily due to increases in advertising and marketing costs related to our DVD creation software products. Our marketing and sales expenses decreased for the nine months ended December 31, 2001 primarily due to a decrease in sales commissions expense as a result of the shift in mix of sales. Our marketing and sales headcount increased from forty-three at December 31, 2000 to forty-five at December 31, 2001.

     RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,156,000 for the third quarter ended December 31, 2000 to $1,480,000 for the third quarter ended December 31, 2001 and increased from $3,960,000 for the nine months ended December 31, 2000 to $4,355,000 for the nine months ended December 31, 2001. Our research and development expenses represented 34.2% and 35.9% of net revenue for the quarters ended December 31, 2000 and December 31, 2001, respectively, and 31.8% and 35.4% of net revenue for the nine months ended December 31, 2000 and 2001, respectively. Research and development expenses increased for the third quarter and nine months ended December 31, 2001 primarily due to the increase in our headcount. Our research and development headcount increased from thirty-one at December 31, 2000 to forty-six at December 31, 2001.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expense remained constant at $544,000 for the third quarter ended December 31, 2000 and $543,000 for the third quarter ended December 31, 2001 and decreased from $1,850,000 for the nine months ended December 31, 2000 to $1,505,000 for the nine months ended December 31, 2001. Our general and administrative expenses represented 16.1% and 13.2% of net revenue for the quarters ended December 31, 2000 and 2001, respectively, and 14.8% and 12.2% of net revenue for the nine months ended December 31, 2000 and 2001, respectively. Included in general and administrative expenses for the nine months ended December 31, 2000 is a charge to provision for returns and doubtful accounts of $170,000, taken in the quarter ended June 30, 2000, which represented an additional reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business. Our general and administrative headcount has remained constant with nine employees at December 31, 2000 and 2001. We anticipate that general and administrative expenses (exclusive of the bad debt expense) will increase in the future as costs increase and our operations expand.

     BUSINESS INTEGRATION EXPENSE. In conjunction with the Daikin acquisition completed in February 2001, we incurred expenses to transition the business to our management. As such, these expenses did not exist during the three or nine months ended December 31, 2000. We now believe this transition has been completed. Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001.

     OTHER EXPENSE, NET. Other expense, net on our statement of operations for the quarter and nine months ended December 31, 2001 includes a write-down on the carrying amount of a preferred stock investment we held in an unrelated company, partially offset by the interest we earned on cash balances and short term investments. Other expense, net for the quarter and nine months ended December 31, 2000 includes primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist offset in part by the interest we earned on cash balances and short term investments.

     PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, no provision was made for the quarters ended December 31, 2000 and 2001 and no provision was made for income taxes for the nine months ended December 31, 2000 and 2001.

     LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we secured an equity-based line of credit by entering into a private equity line agreement with Kingsbridge. Under the private equity line agreement, we may draw up to $20,000,000 worth of our common stock, but not to exceed that number of shares of common stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our common stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the private equity line agreement are also limited by the market price and trading volume of our stock. Because of these limitations the credit line arrangement, pursuant to the private equity line agreement with Kingsbridge, may be unavailable or insufficient to meet our cash needs in the future. On July 19, 2000 we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the registration statement became effective. During the first quarter ended June 30, 2001, we drew $700,000 from the credit line for which we issued 683,600 shares of common stock. During the second quarter ended September 30, 2001, we drew $700,000 from the credit line for which we issued 653,670 shares of common stock. No draws pursuant to the private equity line agreement were made during the third quarter ended December 31, 2001. As of December 31, 2001, we could still issue an additional 849,307 shares under this private equity line agreement.

     In December 2001, Sonic Solutions announced that Sanshin Electronics Co., Ltd. made a $1 million equity investment in Sonic Solutions on December 3, 2001. Sanshin acquired 250,000 shares of Series E Preferred Stock which converts into common stock at $4.00 per share and carries a cumulative dividend of 4% annually until such time as the shares of Series E Preferred Stock have been converted into shares of common stock. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended.

     Our operating activities used cash of $2,021,000 for the nine months ended December 31, 2000 and generated cash of $7,593,000 for the nine months ended December 31, 2001. During the nine months ended December 31, 2000, cash used in operations included a net loss of $4,690,000 including depreciation and amortization of $1,671,000 and interest expense amortization of $117,000 and provision for doubtful accounts of $165,000. Cash used in operations was affected by changes in assets and liabilities including decreases in accounts receivables of $917,000, inventories of $282,000, accounts payable and accrued liabilities of $355,000 and deferred revenue and deposits of $170,000. Accounts receivable decreased for the nine months ended December 31, 2000 primarily due to improved receivable collections, inventories decreased due to better utilization of our outsourcing program, accounts payable and accrued liabilities decreased due to paydown of trade payables and deferred revenue and deposits decreased primarily due to amortization of deferrals into revenue.

     During the nine months ended December 31, 2001, cash used in operations included a net loss of $4,892,000 including depreciation and amortization of $1,910,000 and a net charge to the provision reserve for doubtful accounts of $160,000. Cash used in operations was affected by changes in assets and liabilities including decreases in account receivables of $1,669,000, accounts payable and accrued liabilities of $123,000, and increases in deferred revenue and deposits of $9,062,000. Account receivables decreased primarily due to stronger receivable collections and accounts payable and accrued liabilities decreased due to paydown of trade payables. The increase in deferred revenue and deposits is due to payments from OEM and licensing customers for which revenue will be recognized in future periods. During the nine months ended December 31, 2000 and 2001, our current ratio has decreased primarily due to the increase in our deferred revenue and deposits. In addition to our operations, we utilized cash during both quarters to purchase new fixed assets and to fund the development of capitalized software.

     We believe that existing cash, cash equivalents and short term investments, cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the third quarter of fiscal year 2003.

     As of December 31, 2001, we had cash and cash equivalents of $10,862,000 and negative working capital of $697,000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 3, 2001 we sold 250,000 shares of Series E Preferred Stock to Sanshin Electronic Co., Ltd. for $1,000,000. The Series E Preferred Stock was sold to Sanshin pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Sanshin, the only investor, provided representations to Sonic Solutions that enabled Sonic Solutions to rely on this exemption, including the following: Sanshin's status as an accredited investor, its sophistication and its intention to hold the securities. Each share of Series E Preferred Stock is convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. The Series E Preferred Stock carries a cumulative dividend of 4% annually until such time as the shares of Series E Preferred Stock have been converted into shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          (i) Item 5: On December 10, 2001, Sonic Solutions filed a report on Form 8-K, announcing that Sanshin Electronics Co., Ltd. made a $1 million equity investment in Sonic Solutions on December 3, 2001. Sanshin acquired 250,000 shares of Series E Preferred Stock which converts into common stock at $4.00 per share and carries a cumulative dividend of 4% annually until such time as the shares of Series E Preferred Stock have been converted in shares of common stock. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended.

          (ii) Item 5: On December 19, 2001, Sonic Solutions filed a report on Form 8-K, announcing that it entered into a licensing agreement with Adobe Systems Incorporated ("Adobe"). Under the terms of the licensing agreement, Adobe will license the technology underlying Sonic Solutions' desktop DVD authoring applications, including Sonic Solutions' AuthorScript formatting engine. Sonic Solutions will continue its focus on home and consumer markets, as well as on systems for Hollywood studios, professional post production and high-end corporate applications.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 12th day of February, 2002.

   SONIC SOLUTIONS

           Signature                                        Date
           ---------                                        ----

      /s/ Robert J. Doris                              February 12, 2002
      --------------------
          Robert J. Doris
          President and Director (Principal
          Executive Officer)


      /s/ A. Clay Leighton                             February 12, 2002
      --------------------
          A. Clay Leighton
          Senior Vice President of Worldwide
          Operations and Finance and Chief
          Financial Officer (Principal
          Financial Accounting Officer)