Form 10-K
period 2002-03-31
SONIC SOLUTIONS/CA/
filed 2002-06-28
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2002 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                               to
Commission File Number: 72870

SONIC SOLUTIONS
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	93-0925818 (I.R.S. Employer Identification No.)

101 Rowland Way, Suite 110, Novato, California (Address of principal executive offices)	94945 (Zip Code)

Registrant’s telephone number, including area code:	(415) 893-8000
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 2002, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $ 105,836,601.1

The number of outstanding shares of the registrant’s Common Stock on May 31, 2002 was 15,129,680.

1             Excludes 2,143,594 shares held by directors, officers and ten percent or greater shareholders on May 31, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

ii

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. These risks and uncertainties include, among others, the timely introduction and acceptance of new products, costs associated with new product introductions, the transition of products to new hardware configurations, and other factors. In addition, such risks and uncertainties also include the matters identified under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

PART I

Item 1.     BUSINESS

Overview

We develop and market computer based tools that enable the creation of digital audio and video titles in the DVD-Video format, and in related formats. Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to various other companies to incorporate in products they develop.2

We divide our DVD creation products into three categories:

•
Professional Products — Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), and ReelDVD (Windows based). These products include elaborate applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers.

•
Desktop Products — Our desktop products include software-only DVD-Video creation tools intended for use by lower end professionals, by enthusiasts or “prosumers,” and by consumers. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as through retail channels (both web-based and traditional “bricks and mortar” channels). We market a number of different desktop products under the trade names DVDit! and MyDVD.

•	Technology Products — This category includes software that we license to other companies for inclusion in their products. We market most of this software under the trade name AuthorScript.

DVD-Video

Almost all of our products involve the creation or playback of DVD-Video discs or related formats.

2             Previously, we also developed and marketed digital audio workstations under the Sonic Studio brand name. These workstations are used by audio professionals to prepare sound for delivery as sound tracks accompanying film or video programming, for broadcast on radio, and for release on Compact Disc. On March 21, 2002, we entered into an agreement pursuant to which we sold the Sonic Studio business line to a new company, Sonic Studio LLC, in which we hold a minority interest. See further discussion under “SonicStudio LLC,” below at p. 12.

DVD-Video is a relatively new optical disc format, introduced in 1996 by the DVD Forum3, which offers high quality video, surround audio, and extensive interactivity on a Compact Disc-sized disc. DVD-Video is built upon the DVD-ROM standard, which specifies a disc capable of storing a significantly greater amount of digital information than the earlier Compact Disc format. A single-layer DVD-ROM disc holds 4.7 Gigabytes of data, while a CD-ROM holds approximately 650 Megabytes of data, or less than 15% of the capacity of the DVD format.4 The DVD-Video format utilizes this large capacity to offer content publishers and video consumers a wide range of features and options:

•
Video can be presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. In the MPEG-2 format, at reasonably high bit rates, the video will compare very favorably with broadcast “master” quality video — images will be crisp and sharp with great detail; colors will be deep and rich — and will appear much better than typical broadcast video or video played from the standard VHS cassette tape.

•
Audio can be presented in compressed digital stereo and “surround” formats, as well as in the uncompressed “PCM” digital format. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) to support different language dialog tracks, or to allow stereo and surround versions of the same audio program. DVD titles, when presented in surround format, can give consumers the same kind of audio experience as a feature film in surround-equipped theatres.

•
Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, DVD-Video has been very popular with consumers. In fact, DVD-Video has proven to be the most rapidly adopted consumer electronics format of all time. By the end of 2001, more than 150 million DVD players were in use world-wide, including both “set-top” players and personal computer based players. In the United States more than 25 million homes had DVD players by the end of 2001. During 2001 approximately 364 million DVD-Video discs were sold (both to end users and to companies who would rent them to consumers) and, according to DVD Entertainment Group, over $6 billion was spent by consumers on DVD-Video discs (both purchase and rental).

Our products are used to encode video, audio and graphics elements in the particular formats supported by the DVD-Video specification, to prescribe and specify the disc navigation, that is, the interactive behavior of the DVD title in response to user commands, and then to weave or “multiplex” together the encoded elements and navigation information in the particular manner required by the DVD-Video format. Sometimes, particularly in professional settings, this process is referred to as “DVD Authoring.” In other settings, particularly in consumer settings, it is referred to as “DVD Creation.”

3             Originally called the “DVD Consortium” when it started in 1996, is a voluntary association of member companies that develops and publishes the basic specifications for DVD-Video and other DVD formats including DVD-ROM, DVD-RAM, and DVD-RW. The DVD Forum has grown from 10 companies in 1996 to over 200 companies today. Sonic is a principal (voting) member of the DVD Forum.

4             The simplest kind of DVD disc stores up to 4.7 Gigabytes of data. DVD discs can also be manufactured with two information layers on one side of the disc to store a total of 8.5 Gigabytes. They can also be manufactured with two information-carrying sides, for a maximum of 17.0 Gigabytes on a single disc (two sides, two layers on each side). The Compact Disc is limited to a single information layer on only one side of the disc.

There are some other optical disc audio and video formats that are related to DVD-Video and that are supported by some of our products. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution MPEG-1 video. It is in some ways an ancestor format to DVD-Video and continues to be quite popular in Asia, particularly in China. Super Video CD (“SVCD”) is a kind of compromise between DVD-Video and Video CD. It utilizes a CD-ROM carrier, and low-bit-rate MPEG-2 Video. It is found mostly in China. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. To date, DVD-Audio has had only limited success, with a relatively small compatible player population (almost all of which also play standard DVD-Video discs) and only a limited number of titles (almost all of which include a standard DVD-Video title of the same content on the same physical disc).

Professional Products

We currently offer a number of professional product lines including DVD Creator, DVD Fusion, Sonic Scenarist, DVD Producer and Reel DVD. DVD Creator and DVD Fusion are designed to run on versions of the Macintosh personal computer manufactured by Apple Computer. Sonic Scenarist, DVD Producer, and Reel DVD are designed to run on personal computers equipped with versions of the Windows operating system manufactured by Microsoft Corporation.

We usually market our professional products as “Sonic” products. From time to time we have concluded agreements with other companies in which they incorporate some of our professional products into their product line (this is commonly referred to as an “OEM” arrangement). At the present time there is one such relationship that accounts for a significant portion of our professional audio revenues. Please see further discussion about this below under “OEM Customers; Sales Concentration.”

Professional Customers

Our professional customers are mainly facilities that process and prepare audio, video and film programming and who provide DVD authoring services as part of their offering. Most of the titles authored by our professional customers involve entertainment, educational and/or business content.

Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers, while some are in-house facilities that are owned by particular content holders or publishers. Our professional customers range in size from relatively small organizations with few employees to larger facilities with hundreds of employees. Among our customers are facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations. While we have concluded corporate purchasing agreements with certain customer organizations that have multiple facilities, even within such organizations decisions to purchase and deploy our products are usually made at the facility level.

Professional DVD Production

Our tools enable professional customers to prepare DVD-Video titles. The tools we sell support some or all of the following processes:

•
Video Encoding — The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. While a number of choices within the standard are possible, the typically preferred format is variable bit rate MPEG-2 operating at an average bit rate of between four and seven Megabits per second. Many of our professional tools include a hardware encoding system designed to support user control of the encoding process, and to facilitate the operation of the encoding system with standard professional video tape recorders and other typical peripherals.

•
Audio Encoding — Our tools include the ability to encode audio into the formats supported by DVD-Video, including compressed formats such as MPEG-2 and Dolby Digital as well as uncompressed PCM audio. Many of our tools include a hardware encoding system which speeds the encoding process and permits encoding of advanced audio formats such as Dolby Digital 5.1 “surround” audio.

•
Format Authoring — Our tools enable the customer to combine and organize individual compressed video, audio, graphics, still picture and subpicture elements along with navigation instructions specifying interactivity (i.e., the response a DVD disc will make based on user manipulation of DVD player front panel or remote control buttons). The output of the authoring step is an “asset list,” containing each of the individual elements, and a “script” describing how the assets are combined and accessed via user commands. Because of the large number of potential elements in a DVD title and the high level of interactivity possible, the authoring subsystem is a complex software package.

•
Emulation — Our professional users require the ability to preview the results of their work before the time consuming step of producing a final output disc image. This is provided by a system that emulates the behavior of the finished disc in a player, but uses the original video, audio, picture and text elements stored on a computer’s hard disk.

•
Formatting and Writing — Our tools take the output of an authoring session and then combine the navigation instructions together with the audio, video, text and graphic elements in the particular sequence required by the DVD-Video standard. This process, sometimes referred to as “multiplexing,” produces a finished DVD-Video disc image that can then be recorded to a recordable DVD disc, or to the particular tape format that can be read by the mastering systems at the replication plant that actually “cut” the disc master using high-powered lasers.

Professional Product Lines

We offer our professional products on both major PC platforms — Macintosh and Windows.

Macintosh Based Professional DVD Products: DVD Creator and DVD Fusion

We offer a range of professional DVD production tools for use on the Macintosh, under the DVD Creator and DVD Fusion trade names. Generally speaking, DVD Creator systems offer more extensive capabilities at a somewhat higher price points to more specialized professionals while DVD Fusion systems are designed for greater ease of use and are targeted at less specialized video professionals at somewhat lower price points. The two product lines share common technology and can perform most of the same functions. We offer both lines in many configurations so that customers can specify a system suited to their particular needs and style of operation.

Because our DVD Creator and DVD Fusion systems are Macintosh based, we are subject to certain risks. Among these are:

•
We are dependent on Apple Computer continuing to ship and sell certain models of the Macintosh, particularly models that can support use of our plug-in PCI hardware (relevant to the higher priced models of DVD Creator and DVD Fusion which include plug-in hardware).

•
Our Macintosh users generally demand that we maintain compatibility with the latest models of the Macintosh and the Macintosh OS. In this regard, Apple has recently indicated that in the future it will continue to support its new operating system OS X and will ramp down support for the earlier OS 9. Currently our DVD Creator and DVD Fusion applications run only in OS 9. While OS X currently offers a “compatibility mode” which supports OS 9.x compatible applications, we believe that we will soon have to modify our Macintosh Creator and Fusion applications for them to continue to be able to run with the latest Macintosh models. Such a modification may be difficult to accomplish and if it proves to be lengthy our revenues could be significantly reduced in the interim.

•	Apple Computer has acquired DVD authoring technology and has introduced products that compete with some of our products (please see “Competition” below).

DVD Creator

DVD Creator is a high-end professional DVD authoring system which we introduced in 1996. DVD Creator is intended for use by “Hollywood” class professionals. It offers superior audio and video encoding, a convenient and efficient workflow, and a high degree of creative control over the authoring process. It is designed to support a “mastering” model, where a piece of video content is completely finished and the main objective is to publish that content on as a DVD-Video disc. The archetypical project for DVD Creator is release of a major feature film on DVD. DVD Creator is a relatively high-end DVD authoring system with system packages ranging in price from $14,999 to $49,999.5 We also offer a number of software and some hardware options to our DVD Creator system packages.

DVD Fusion

DVD Fusion is a lower priced professional DVD authoring system. We offer DVD Fusion system packages ranging in price from $12,999 to $19,999. A basic DVD Fusion authoring system is available for $3,999, and an entry-level “light” DVD Fusion authoring system is priced at $799. Sonic DVD Fusion is targeted at video professionals who serve corporate and multimedia applications. In most of these settings video content is sourced and edited specifically for inclusion on a DVD-Video disc. Thus, DVD Fusion was designed to integrate with popular professional non-linear video editing systems such as Avid and Media 100.

As of March 31, 2002 we have shipped a combined total of more than 5,100 DVD Creator and DVD Fusion systems (this includes both Macintosh and Windows based systems) to customers in various locations around the world.

Windows Based Professional DVD Products: Scenarist, ReelDVD, DVD Producer, DVD-Audio Creator

Scenarist

Scenarist is a tool for DVD-Video authoring targeted at “Hollywood” video professionals. Scenarist gives authoring professionals a great degree of control over the interactivity and feature set of DVD titles they produce. It offers extensive “scripting” capabilities that can be used by DVD-Video production facilities to automate much of the work involved in producing multiple versions of the same title. For example, it can be used release movie on DVD-Video that will be released in different parts of the world with different language audio and subtitle tracks. It can also be used in producing various DVD-Video titles that share a common “look and feel,” for example, a set of classic movie titles being released as part of a series.

First released in 1996 by Daikin Industries of Japan6, Scenarist was the first commercially available DVD-Video authoring tool. It enjoys significant acceptance among high end authoring facilities. Because Scenarist’s formatting engine has the longest and broadest experience in the industry, the product is acknowledged by many professionals as the DVD-Video production industry’s “benchmark” for stable production of standard DVD-Video titles.

5             Prices are Manufacturer’s Suggested Retail Prices. Our pricing includes software and plug-in hardware, but not a host personal computer, disk storage, or peripherals all of which are provided by the end user customer or by our dealer. Generally our revenues are reported net of dealer mark-up or commission, and will therefore be lower than the level indicated by our list prices.

6             We acquired Scenarist along with other products when we acquired Daikin’s professional DVD-Video authoring tools business in early 2001.

Scenarist originally was released for use on computers manufactured by Silicon Graphics running the Irix operating system. The current version of Scenarist is intended for use on the Windows operating system.

Generally speaking, Scenarist is targeted at the upper end of the same market targeted by DVD Creator. Scenarist system packages are available at prices ranging from $14,999 to $34,999. Since the introduction of Scenarist in 1996, approximately 1,230 copies of Scenarist have been sold.

ReelDVD

ReelDVD is a DVD-Video authoring tool intended for video professionals who are not experts in the DVD-Video specification but who still need significant flexibility in utilizing the features of the DVD-Video specification. ReelDVD targets approximately the same video professional customer as DVDit!-PE (see below) or DVD Fusion.

ReelDVD is priced at $1,499 and is available as well in a system packaged with a hardware MPEG video encoder for $5,999. In addition to selling ReelDVD to end users, we have marketed it through OEM agreements with other companies who include or “bundle” it with their products.

ReelDVD was introduced by Daikin in 2000. Since its introduction, approximately 3,145 copies of ReelDVD have been shipped.

DVD Producer

DVD Producer is a new DVD-Video authoring tool which we introduced at the National Association of Broadcasters in early April 2002. DVD Producer is intended for video professionals in the corporate and multimedia segments who wish to produce high quality professional-looking DVD-Video titles, but who need an easy-to-use system that supports a streamlined and efficient workflow. DVD Producer includes a number of Sonic technologies that make it unnecessary for customers to have deep knowledge of the DVD-Video specification, but still lets them author discs supporting advanced navigation capabilities consumers associate with Hollywood caliber titles.

DVD Producer is priced at $3,999 and is available also in a system packaged with a hardware MPEG video encoder for $12,999.

DVD Producer began shipping in May of 2002.

DVD-Audio Creator

DVD-Audio is a sister format to DVD-Video. The DVD-Audio specification was developed between 1996 and 1999 by the DVD Forum in consultation with the music recording industry. The DVD Forum released Version 1.0 of the new DVD-Audio specification in April 1999. The first commercially released players compatible with the new format became available in late 1999. We announced support for this new specification in the fall of 1998, and began delivery of the first software packages supporting preliminary and limited DVD-Audio authoring early in 1999. We called this product DVD Audio Creator. In April 2001 we announced an agreement with Matsushita to integrate DVD-Audio authoring developed by them into DVD Audio Creator.

We currently offer a few different DVD Audio Creator systems ranging in price from $3,999 to $19,999.

To date, the DVD-Audio format has not been as successful as the DVD-Video format. While some amount of title production is underway, and while a limited number of DVD-Audio compatible players are available in major market areas, the ultimate success of the format will depend on acceptance by consumers of the format which is uncertain.

Professional DVD Market and Strategy

Market Segments for Professional DVD Production Systems

We divide the professional DVD production market into three segments:

•	“Hollywood” Segment — This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes:

—	film and television studios,

—	production companies and other content owners, and

—	top flight independent video post production facilities which provide services to such content holders.

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

•	“Corporate” Segment — Customers in this segment prepare DVD-Video discs for publishing a variety of kinds of information for sales, training, and other communications purposes. The segment includes:

—	“in-house” departments of corporate, industrial, non-profit or educational organizations, and

—	independent facilities which specialize in assisting such organizations in preparing such material.

Customers in this segment are typically somewhat more budget constrained than customers in the “Hollywood” segment. In certain instances, however, production values and budgets equal or even exceed those typically encountered in the Hollywood segment. They tend to be geographically more dispersed. While efficiency of production is an important requirement of such customers, compatibility with other existing recording and post-production equipment is a major concern of customers in this segment. We estimate that there are potentially more than 100,000 facilities and organizations in this segment worldwide.

•
“Multimedia” Segment — This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Many of the organizations in this segment previously were involved in the production of CD-ROM, CD-I and computer based interactive entertainment or educational titles. Customers in this segment tend to use DVD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest in the DVD format. We estimate that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

Competition

The DVD-Video format has generated significant interest among professional system suppliers. A number of companies currently provide MPEG-2 video encoding capabilities, audio encoding capabilities and authoring systems for the professional user. We believe that more companies will participate in this market in the future.

A number of companies produce products which compete with all or part of our professional product offerings. These companies include:

Apple Computer	Panasonic
C-Cube Microsystems	Philips
Digital Vision	Pinnacle
Dolby Laboratories	Sony
Mitsubishi	Toshiba
Optibase

A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity with certain technologies involved in DVD pre-mastering solutions than we do.

Strategy

We expect that our professional DVD business will account for a significant portion of our overall business in the future. Our DVD strategy will continue to be based on the following elements:

•
Focus on Professional Applications — Our DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency. We will continue to evolve DVD-related pre-mastering tools that are fully compatible with “industry-standard” input formats and typical professional video and audio equipment sets.

•
High Performance Tools — Our DVD tools will offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing production efficiency.

•
Flexible Configurations — Because we market to a wide range of professional customers, we have engineered our professional products to incorporate modular audio, video and authoring subsystems to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands of their customers. We plan to continue to implement this philosophy in future professional DVD product offerings.

•
Range of Product Offerings — DVD has a number of potential uses, including applications in corporate and industrial settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. That is why we have a broad range of professional products to meet the demands of varying professional applications and to fit the constraints of differing professional budgets.

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of professional audio/video dealers. We currently (as of May 31, 2002) employ 16 people in our field sales organization for professional products. Sales personnel are based in our headquarters office in Novato, California as well as at our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Chicago, Los Angeles, Georgia, Washington and Taipei. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

The vast majority of our professional product sales involve one of our dealers. Dealers play an important role in our sales and support efforts. They stimulate demand in their regions, they prospect for and qualify potential new customers, they give product demonstrations, they close sales, and they assist in post-sale installation, training and support. Dealers very often sell peripheral equipment along with our products so that customers can obtain a complete workstation configuration from one source.

We have dealers for our professional products in most areas of the world. As of May 31, 2002, we had 37 dealers in the Americas, 37 dealers in Europe, and 24 dealers in the Pacific Rim. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer’s territory and competence, we may maintain only one dealer in a particular region.

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

Customer Support

Customer support is important to professional users. This is why we offer our customers the SonicCare™ maintenance program. Customers purchase annual SonicCare service contracts from us that may (depending on customer choice of options) provide for:

•	ongoing software upgrades,

•	telephone support,

•	“swap” replacement hardware in case of hardware failure, and

•	preferential access to new products and new versions of software.

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

Outlook

While we expect our professional DVD creation products to continue to account for a significant portion of our revenues in the future, we do not expect this business to experience revenue growth. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramtically, hence we do not expect increases in the rate of capacity expansion by DVD production facilities. This means that we do not expect significant increases in sales of our professional DVD creation products.

Professional Audio Products — SonicStudio

For a number of years we developed and marketed a line of professional audio workstations under the SonicStudio trade name.

A SonicStudio workstation consists of one or more signal processing “plug-in” cards installed on a Macintosh computer, one or more outboard interfaces boxes, and extensive applications software. Customers use their SonicStudio systems to manipulate audio, applying a number of processes to digital sound to prepare it for final release. Some of these processes are quite specialized and technical. These processes include: Editing — the process by which pieces of sound are combined to create a single resulting sound so that the existence of the original individual pieces is imperceptible to the listener; EQ — a process by which certain frequencies are emphasized or de-emphasized; and Mixing — the combination of two sound recordings into one. SonicStudio workstations can also apply various kinds of advanced processes including the NoNOISE® option to SonicStudio. NoNOISE is a suite of software tools which permits users to remove unwanted noise from recordings and has been used extensively by audio professionals, particularly to re-issue older recordings on Compact Disc, and to clean up noisy location sound tracks for film and broadcast video work. In 1997, our Company was honored with a technical Emmy® award for NoNOISE.

Customer Segments for SonicStudio

SonicStudio is purchased by three segments of customers:

•	Mastering — customers in this segment use SonicStudio to prepare music recordings for release to consumers, primarily on Digital Audio Compact Discs.

•	Broadcast — customers in this segment use SonicStudio to prepare audio for broadcast on radio.

•	Sound-for-Picture — customers in this segment use SonicStudio to prepare audio tracks used with film or video programming.

We have supplied SonicStudio workstations to many professional audio facilities around the world. As of March 31, 2002, more than 4,680 SonicStudio systems had been shipped to customers since the product was first introduced in 1990.

SonicStudio Configurations

SonicStudio is available in a variety of configurations, and with various hardware and software options. A customer could purchase a SonicStudio HD (the current version of SonicStudio) system configured for basic two channel CD premastering for approximately $9,000. A customer would pay approximately $22,000 for a fully-featured SonicStudio HD system configured for NoNOISE sound restoration.

Competition

Products from a number of companies compete with SonicStudio. We compete with companies offering traditional analog production tools, digital audio recording tools, digital audio processing devices, and digital audio workstations. The key elements of competition include: product features, cost effectiveness, product quality, customer support, and marketing and sales. Traditional professional audio competitors, such as Japan Victor Corporation (“JVC”), Otari Corp., Sony Corporation and Studer AG (a division of Harmon Industries), sell analog as well as digital systems. A number of competitors supply digital audio workstations including Digidesign (a division of Avid Technology), Fairlight, Studio Audio and Design, Ltd. (Sadie), Dalet, Spectral Design, Augan and others. Our products compete also with various kinds of single function digital audio processing devices. For example, noise reduction modules from Cambridge Audio Research compete with the NoNOISE option for SonicStudio.

SonicStudio LLC

On March 21, 2002, we executed an agreement to form a new company, SonicStudio LLC (the “New Company”) in partnership with a limited liability corporation controlled by two individuals — Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to the New Company, and licensed them to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to the New Company, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join the New Company.

Under the terms of the agreement, the New Company compensated us for the Sonic Studio business with a three year note for $500,000. The note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by the New Company, plus any share of profits paid by them to us. Once the note is retired, Sonic will continue to retain a 15% interest in the New Company.

During the 2002 fiscal year, we recorded approximately $1,855,000 in revenues associated with our discontinued Sonic Studio business.

On January 15, 2002, we entered into an agreement with Sony Corporation (“Sony”) with respect to the development and creation of a multi-channel super-audio CD mastering editor on the “direct stream digital” format. The total potential gross revenues under this agreement is $1 million. We have assigned the work and the potential profits on this agreement to the New Company.

Desktop Products

Our desktop DVD creation products are software tools that permit customers to combine audio, video and graphic elements to make regulation DVD-Video discs. At the present time, we offer two desktop DVD creation product lines — DVDit! and MyDVD.

DVDit!

In April 1999 we introduced DVDit! — a simplified DVD-video creation tool.

DVDit! Positioning

DVDit! is designed to permit easy authoring of fully spec-compliant DVD titles by customers who do not have extensive knowledge of the DVD spec, and whose projects do not require the same specialized features required by “Hollywood” professional users. DVDit! is positioned to be purchased by consumers, “prosumers” and “desktop” professionals. We currently offer three different versions of DVDit!: DVDit!-LE (“Limited Edition”) at $997; DVDit!-SE (“Standard Edition”) at $299; and DVDit!-PE (“Professional Edition”) at $599.

DVDit! Customers

DVDit! is intended to address the needs of a broad range of customers who wish to create DVD-Video discs. Among DVDit!’s end user customers are:

•
Consumers — Individuals who use DVDit! to make DVD-Video discs from home videos and the like for their personal enjoyment. We believe that this group of customers demands software that is easy to learn, and is reasonably priced.

•
Prosumers — The term “prosumer” describes both video enthusiasts who make a significant investment of time and money in producing and preparing amateur videos, and professional and business people who use video in their work, but for whom video production is not a primary business activity. Compared to consumers, this customer group tends to be less price sensitive, and more concerned about a rich feature set, but is unlikely to have deep knowledge of DVD-Video.

7             Prices are “Manufacturer’s Suggested Retail Prices.” Please note that DVDit!-LE is designed for bundling by OEM customers, and is not sold by us as a separate product.

•
Desktop Professionals — This group of customers resembles in some ways the professional customers we described in discussing our professional products, except that they typically do not have frequent or constant use for DVD-Video authoring tools, and may not need some “Hollywood” level features.

MyDVD

We introduced MyDVD in the fall of 2000. MyDVD is specifically designed as a DVD creation tool for use by consumers.

MyDVD Positioning

MyDVD is designed to permit easy authoring of DVD titles by consumers who have virtually no knowledge of the DVD spec, but who wish to turn their videos into professional looking DVD titles. We currently offer three versions of MyDVD: a Bundle Version (that has no published retail price); MyDVD Plus (a retail version at an MSRP of $79) and MyDVD Video Suite (a retail version at an MSRP of $99).

In late 2000 we first announced MyDVD and started shipping the product in November 2000. The initial version of MyDVD resembled DVDit! (but with a simplified feature set and user interface). In the summer of 2001 we introduced a new version of MyDVD with a significantly modified user interface and a feature set specifically designed for consumer use. Our belief is that as DVD recorders become widely available, consumers will begin to utilize DVD recording for a number of purposes, such as recording favorite home videos, recording favorite video broadcasts, creating highly convenient and portable copies of videos downloaded from the internet, and for copying videos published on VHS cassette or DVD.8

We anticipate that MyDVD will become an increasing part of our business during the latter half of calendar 2002 and throughout 2003. We also anticipate that competition for MyDVD will be high and that we will confront competitors with expertise and resources significantly greater than ours.

Desktop DVD Product Strategy

We introduced DVDit! and MyDVD to take advantage of a number of trends we saw in the PC and consumer electronics industries:

•
Rapid Growth in DVD Playback Units — According to industry sources, by the end of 2001, over 150 million DVD-Video playback units (including both set-top players and DVD-equipped multimedia PCs) have been installed worldwide. By the end of 2001, more than 25% of all American households were equipped with DVD players, and 50% penetration of U.S. households is expected to be reached in 2003 or early in 2004.

•
Proliferation of MPEG Video Encoding on PCs — Due to certain introductions by chip and software makers, and a dramatic increase in the speed of standard PCs, relatively high quality real time MPEG encoding systems (some in hardware, some in software) are becoming widely available at very reasonable prices.

•
Ubiquitous Digital Video — Relatively high quality digital video camera/recorders based on the DV format were introduced in the past three years aimed at professionals as well as consumers. Prices for consumer DV cameras began declining below $1,000 during 2000 and below $500 in 2001.

8             We do not advocate violation of copyright laws by our customers. None of our products contain software designed to circumvent the operation of encryption or other protection systems (for example the “CSS” encryption system commonly used by DVD-Video publishers to prevent digital copying of their published video content).

•
Availability of Lower Cost DVD Recording; Mass Adoption of DVD-Recorders — Until recently DVD recorders were relatively highly priced. In early 2001, the first of a new generation of PC-attached recorders was introduced by Pioneer at “street” prices under $1,000. Other manufacturers introduced DVD recorders during the rest of 2001 and in early 2002, and we expect new recorder introductions will continue for the balance of the current year and throughout 2003. We anticipate that the average price for PC-attached DVD recorders may be as low as $400 in calendar year 2002 (compared with an average price of around $700 in 2001), and will fall well below $400 in calendar year 2003. We anticipate that shipments of PC-attached DVD recorders will grow from approximately 500,000 units in 2001 to 4 million units in 2002 and to as many as 12 million units in 2003.[9]

Based on these trends, we believe that manipulation of digital video on PCs will within a few years become an important activity for many consumers. We believe that the availability of low cost DVD recording capabilities will accelerate this trend. DVDit! and MyDVD are designed to serve the needs of general consumers who require easy-to-use DVD creation software.

Sales and Distribution for Desktop Products

As of May 31, 2002, we had 17 sales and marketing professionals responsible for our Desktop Products, located at our headquarters in Novato as well as in field and home offices in various locations around the world. These professionals plan the development “road map” for our products, develop marketing materials to position the products, and develop and conclude agreements with the various channel partners we utilize to reach end users for our products.

We distribute our Desktop Products through four main channels: “bundling” arrangements with other companies; web store sales; specialized dealers, and traditional “bricks and mortar” computer and electronics retail stores.

We believe that the vast majority of consumers will first become aware of DVD creation software when they purchase a video device, particularly when they purchase a DVD recorder, and when they begin to use the software that comes bundled with the device. These new users will then add to their software capabilities via upgrades, in most cases through web transactions. Later, when the DVD creation software category has become established, consumers who are now used to the concept of DVD creation will shop for DVD creation software in retail channels.

OEM Bundling

Our primary channel for reaching customers with our desktop applications software is “bundling” arrangements with various other companies in which copies of DVDit! or MyDVD are included or “bundled” with shipments of those companies’ products. These companies (we refer to them as “Bundle Partners”) are motivated to include our software as a value-added offering for their customers. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products (through our other channels, particularly through our Web Store).

9             When we speak of DVD recorders we mean recording devices capable of producing highly compatible discs. By “compatible” we mean discs that can be played in standard living room set-top DVD players. This means that we exclude from our discussion disc formats such as DVD-RAM which, although it can be used to record video, does not result in a disc playable on most set-top DVD players. We do include in our discussion the DVD-RW and DVD+RW formats, both of which produce discs that are highly likely to be playable on standard DVD players.

Bundle Partners usually pay us a royalty on each copy of our software shipped with their products. We typically provide our Bundle Partners with a “gold master” copy of our software which they then replicate as part of their production process. Sometimes we are responsible for replicating our software on CD-ROM and delivering the replicated copies to our Bundle Partner. Bundling agreements typically last for at least a “design cycle” (i.e., the length of time the Bundle Partner keeps a particular product model shipping — usually one or two quarters in length). Some bundling agreements extend over multiple cycles or years.

We have bundling arrangements with a variety of Bundle Partners and product types. The products with which our software is bundled include professional video editing systems, professional video capture and display cards, consumers video capture and interface cards, DVD recorders, CD recorders, PC models including DVD recorders, PC models including CD recorders, and PC models positioned as “multimedia” PCs.

Most of our bundle deals permit us to capture customer registrations or to invite the customer to click to our web site. We usually do not provide end user support as part of our bundling arrangements, but rely on our Bundle Partners to support the end user customers.

The following are companies with whom we have current bundling arrangements and/or with whom we bundled our software during the 2002 Fiscal Year:

Aplix	Margi
Avid Technologies	Matrox
Canopus	Media 100
Compaq	NEC
Dazzle	Panasonic
Dell	Pioneer
Hewlett-Packard	Sigma Designs
Intervideo	Sony
IO-Data

Web Store

We have initiated a web-based retail store for our DVDit! and MyDVD products (as well as some of our professional products, for example, ReelDVD, that are priced in a range that is typically sold over the web). Our Web Store is intended both to meet retail demand for our Desktop products as well as to service upgrade orders for our products, in particular, upgrade orders for software distributed by our bundle partners.

We currently “outsource” our Web Store through an arrangement we have with Digital River. Under this arrangement, Digital River provides the servers which list our products and handle all purchase transactions through their secure web site. The Web Store is cross-linked to our main Company web site, and is organized consistently with our main web site so that customers are usually not aware that our Web Store is not a Sonic-operated web site. Digital River is compensated for its services via monthly fees, certain “time and materials” charges, and by a commission or percentage of every web transaction.

We believe that outsourcing our Web Store gives us significant benefits in terms of security, flexibility and overall cost. However, outsourcing means that we are dependent on a third party for smooth operation of our Web Store. Since Web Store sales are already a significant portion of our revenues (and, we expect, will produce an increasing revenue stream for us), interruption of our web store could have a very negative effect on our business.

Specialized Channel

We have a number of professional and semi-professional Audio-Video dealers who carry MyDVD and DVDit! as part of their product lines. Very often these dealers also carry professional or semi-professional products with which basic versions of our desktop software are bundled or with which our products can be used. A few of these dealers also carry some of our professional DVD products, but most do not. At the current time we have 14 such dealers in the Americas, 16 in Europe, and 9 in the Pacific Rim.

“Bricks and Mortar” Channel

At the present time we have only limited distribution of our products through traditional “bricks and mortar” retail outlets for computer and consumer electronics products.

In Japan we have a distribution arrangement with Softbank which allows for placement of our DVDit! and MyDVD software in up to approximately 600 retail outlets.

On April 22, 2002, we announced a distribution agreement with Adaptec. Under the terms of this agreement, Adaptec will serve as the primary distributor of our desktop software in all countries other than Japan. Retail-packaged copies of DVDit! and MyDVD will be co-branded and distributed through retail channels already used by Adaptec. We will be compensated for this by means of a royalty payment for each copy of software sold by Adaptec. We anticipate that software packages based on this arrangement will begin shipping in the late summer or early fall of 2002.

Competition for Desktop Products

We have encountered competition to both DVDit! and MyDVD since their introduction. We believe that desktop DVD creation software is perceived as a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Currently we know of the following companies who have released or announced products that compete with either DVDit! or MyDVD (and there are probably others we aren’t aware of): Ahead, Apple Computer, Cyberlink, Dazzle (a division of SCM Microsystems), Intervideo Inc., MedioStream, Pinnacle, Roxio, and Ulead. Some of these competitors have significant technical and financial resources exceeding our own.

In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. While it is unclear to us what Apple intends to do with the assets it acquired from Spruce, it is quite likely that this acquisition will bolster Apple’s DVD technology base and make their products more competitive with our products.

Technology Products

In the past two years we have begun to market our technology to permit other companies to build software products of their own. We market our technology products under the trade name: “AuthorScript.”

AuthorScript is designed to make available to software product developers our “back-end” engines for producing DVD-Video discs (and related formats such as Video CD and Super Video CD). We include in AuthorScript the same processing software that underlies the authoring subsystems we provide in DVD Creator, DVD Fusion, DVDit! and MyDVD. We package this software with an Application Programmer’s Interface (“API”) that is a top level mechanism permitting other companies’ software engineers to easily access our processing technology and integrate it with their own software applications.

We believe that AuthorScript will be both a revenue source and a point of strategic leverage for our Company. Once a software product is developed using one back-end technology, it is quite difficult and possibly de-stabilizing to switch to another product. We’ve consciously packaged AuthorScript in a way which is attractive to software developers, and we license it on terms that we believe are very reasonable. We anticipate that this will create a stable and growing base of AuthorScript licensees as DVD recordable technology spreads.

Customers and Licenses for AuthorScript

We have licensed AuthorScript to a number of companies including: Adobe Systems, ArcSoft, Avid Technology, Intervideo, Microsoft, and Sony. Because the needs and situations of AuthorScript licensees vary greatly, there is no typical AuthorScript license. Some of the licenses we have concluded resemble a software bundling arrangement in which we receive a royalty on every unit shipped of software containing AuthorScript. Some of the licenses are broad, development relationships through which the license partner receives source-level access to AuthorScript, and rights to participate with us in our ongoing development program.

Additional Markets for AuthorScript

We believe that AuthorScript or products derived from it may be applicable to other application areas outside the PC software space. We have underway an active program to market our technology to set-top device manufacturers. To date, we have not announced any specific licenses resulting from this effort.

COMPANY OPERATIONS

Business Units

Since the middle of the 2002 fiscal year, we have organized Sonic using a matrix form of organization. In such an organization, most managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories — professional products, desktop products and technology products. The following table shows an allocation of Sonic’s employees by major functional area and by business unit, as of May 31, 2002. Employees whose responsibilities span multiple business units are included in the “General” classification (e.g., corporate, accounting and, general services staff).

	Business Unit

	Professional Products	Desktop Products	Technology Products	General	Total

Engineering & Development	6	32	10	1	49
Marketing & Sales	16	17	4	7	44
General & Administrative	3	—	—	14	17

Total	25	49	14	22	110

Marketing and Sales

Marketing and sales functions are handled by professional staff (44 in number as of May 31, 2002) who are dedicated to each of our business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end users or dealers, in the case of professional products, to bundle partners and channel participants in the case of desktop products, and to OEM developers in the case of technology products.

Sonic marketing and sales staff are located at our headquarters in Novato, our field offices in London, Tokyo, and Taipei, and in home offices in a number of locations around the world.

Engineering and Development

Our research and development staff includes a total of 49 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design. Our development team exhibits a number of technology capabilities including the following that we believe are particularly important in light of our strategy and market position:

•
Digital Signal Processing — This is the term used to describe the sophisticated mathematical processing by which aural and visual signals are processed in computer-based settings. Our engineering team includes individuals experienced at providing sophisticated digital signal processing solutions to meet the quality and performance requirements of audio and video professionals.

•
Real Time Architectures — Our engineers are experienced in dealing with the requirements of high bandwidth, real time data in computer-based settings. We believe that has helped us to develop products that provide cost effective solutions for professional applications.

•	Craft and Application Familiarity — Our engineers are experienced in the needs and work patterns of audio, film and video professionals and in the use of digital media by consumers and prosumers.

Our research and development staff is located principally at our headquarters in Novato. Some of our engineers work remotely from their home offices. We also have a small research and development installation in San Jose, California.

General and Administrative

General and administrative functions are handled by a staff of 17 people, all of whom are located at our corporate headquarters in Novato. Corporate management, accounting and financial management, information services, and other services including manufacturing and shipping are all included in the general and administrative group.

Employees

To a very great degree our success in the future will depend on our ability to recruit, retain and motivate engineering, technical, sales, marketing and operations professionals. Recently, the U.S. labor market has been quite tight, and demand for technology professionals has been very strong. To make matters worse, our Company participates in what is perceived to be a “hot” area of the “high tech” industry. We have found that recruiting high caliber individuals is difficult and have had to expend considerable effort to do so.

No labor unions represent any of our employees. We have never experienced a work stoppage, slowdown or strike. We believe that our employee relations are good.

OEM Customers; Sales Concentration

We generally market our products to end users as Sonic Solutions products. However, from time to time we have concluded various “OEM” agreements with other companies (in addition to those bundle arrangements listed above for our desktop products and in addition to technology license agreements) whereby our products have been included as part of their product offerings. At the present time we have one significant OEM relationship with Discreet Logic, a division of Autodesk, in which we provide audio subsystems for use with some of their high end video effects and editing workstations. Sales to Discreet amounted to 7% and 6% of our total revenues in the fiscal years ended March 31, 2001, and 2002, respectively. Although we consider our relations with Discreet to be good, we anticipate that at some point in the next two fiscal years, Discreet will implement changes to its product line replacing or eliminating our subsystems.

During the fiscal years ended March 31, 2001 and 2002, sales to our Japanese distributor, Sanshin Electronics Company, amounted to 12% and 6%, respectively, of total revenues. Sanshin is a distributor of all of our products and a shareholder in the Company.

During the fiscal year ended March 31, 2002, sales to Daikin Industries, Ltd. pursuant to the exclusive distribution agreement entered into at the time of the Daikin acquisition in February 2001, amounted to 8% of total revenues. Daikin is a distributor of certain professional products and a shareholder in the Company.

Apart from sales to Discreet, Sanshin, and Daikin, no other single customer accounted for more than 10% of our total revenue during each of the past three fiscal years.

Backlog

In the case of professional products, we schedule our production based on our projections of customer demand. We generally ship products within a few days of acceptance of a customer purchase order so at any given time, we have little or no order backlog. With few exceptions, customers may cancel or delay orders with little or no penalty. Thus, even to the extent that we have backlog, we do not think that it is a reliable indicator of future revenue levels.

In the case of desktop products, sales through bundle partners depend on the bundle partners’ sales activities which are, for the most part, not under our influence or control. Generally, we account for sales through bundle partners based on royalty reports we receive from them. Overall, we receive such information close enough to the end of any particular quarter to be included in that quarter’s revenue accounting. Some bundle partners are slow in their reporting, which leads to a one-month lag in our accounting for their activities (that is, some bundle partner reports included in our March 31, 2002 quarterly report reflected bundle partner activity from December 1, 2001 through February 28, 2002). We record sales of our desktop products on our Web Store or to dealers as shipped. Usually, there is no significant time interval between receipt of an order and its fulfillment via web download or via physical shipment. Thus, in the case of desktop products, we have no significant backlogs.

In the case of technology products, as we discussed above, some of our licenses resemble bundling arrangements and, as such have no backlog. Certain licenses, especially those of a broad nature, involve significant up-front payments or commitments by the OEM partner. Under such licenses, we oftentimes have certain delivery obligations to the OEM for changes to or new versions of our software. We account for revenue under such licenses in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” whereby the revenue is recognized under the “percentage of completion” method of contract accounting. Since these deliveries involve in most cases some degree of development activity, the outcome of which is inherently uncertain, it is incorrect to characterize these licenses as having a significant backlog associated with them.

Manufacturing and Suppliers

We manufacture various hardware components used in some of our professional products. We also manufacture or replicate copies of our software products on CDs when our customers require physical delivery of our products.

How We Manufacture

We have typically contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly, integration and testing at our Novato, California headquarters.

We also typically contract with outside duplication and fulfillment houses for replication of our software products. Again, most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly and logistical functions associated with our software products. Our staff also replicates some of our software products in-house in the case of certain short run length shipments.

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

Outsourcing

Over the past several years, we have shifted our hardware manufacturing to an “outsourcing” approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into complete, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Arrow-Bell Electronics, Inc. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2002 fiscal year, we produced approximately 90% of our hardware via outsourcing. We plan to continue this outsourcing approach.

While we believe outsourcing is advantageous for Sonic, it makes us very dependent on a single production source. Financial, operational, or supply problems encountered by our outsourcing partner or its sub-contractors could seriously hamper or interrupt our ability to manufacture, sell and ship our products.

Proprietary Rights; Intellectual Property

General Approach

We rely on a combination of the following to protect our proprietary rights in our products:

•	patents,

•	trade secrets,

•	copyright law,

•	trademark law,

•	contracts, and

•	technical measures.

We generally sell our products subject to standard purchase and license agreements that restrict unauthorized disclosure of our proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

Patents

We have applied in the United States for patents covering certain of our technologies and will probably apply for more in the future. We will probably also apply for foreign patents. We have been granted U.S. Patent No. 5,812,790: “Variable encoding rate plan generation” covering certain aspects of MPEG-2 Video encoding technology; and U.S. Patent No. 6,047,356: “Method of dynamically allocating network node memory’s partitions for caching distributed files” covering a distributed file system. We may be granted additional patents in the future. Of course, we can not be sure that our current or future patent applications will be granted, nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive and is highly uncertain in terms of outcome.

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

Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently quite uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called “MPEG/LA”), not all relevant patent holding companies have joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products.

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

Current Infringement Issues

In the past we have been advised of various infringements of patents and trademarks. In particular, we have been advised by MPEG/LA that certain of our products infringe patents covered by their patent pool. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. We may be incorrect in this assessment, of course. We regularly accrue certain reserves relating to shipments of products based on our assessment of what we will ultimately pay in royalties to various patent holders. Our assessment in this regard may prove to be wrong, in which case we may be exposed to additional financial losses relating to patent infringements.

Geographic Exposure

We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 52% of our revenues. In the fiscal year ended March 31, 2002, approximately 39% of our revenues came from sales outside the United States.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2002, we did not submit any matters to a vote of our security holders.

Supplemental Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 31, 2002 are as follows:

Name Of Nominee	Age	Position With The Company

Robert J. Doris	49	President and Chief Executive Officer

Mary C. Sauer	49	Senior Vice President of Business Development, Secretary and Director

A. Clay Leighton	45	Senior Vice President Worldwide Operations, Finance and Chief Financial Officer

Christopher A. Kryzan	43	Senior Vice President of Engineering and Marketing

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of the Company.

Robert J. Doris.    Mr. Doris founded Sonic Solutions in 1986 and has served as President, Chief Executive Officer and Director of the Company since that time. Prior to 1986, he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

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

PART II

Item 5.     MARKET FOR SONIC SOLUTIONS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market. As of March 31, 2002, there were approximately 160 registered holders of our Common Stock. We believe, however, that many beneficial holders of our Common Stock have registered their shares in nominee or street name, and that there are substantially more than 160 beneficial owners. The low price and high price of our Common Stock during the last eight quarters are as follows:

	Low Price	High Price

Quarter ended June 30, 2000	$3.250	$9.250
Quarter ended September 30, 2000	$1.688	$4.469
Quarter ended December 31, 2000	$1.000	$3.063
Quarter ended March 31, 2001	$1.031	$2.625
Quarter ended June 30, 2001	$1.050	$1.990
Quarter ended September 30, 2001	$1.010	$1.900
Quarter ended December 31, 2001	$1.080	$5.750
Quarter ended March 31, 2002	$4.980	$8.330

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

In December 2001, we issued 250,000 shares of Series E Convertible Preferred Stock to Sanshin Electronics Co., Ltd. in conjunction with their $1 million equity investment in Sonic Solutions. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended. Each share of Series E Convertible Preferred Stock is convertible into one share of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These securities were sold to one investor which represented it was sophisticated and accredited.

Item 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended March 31, 2002, are derived from the financial statements of Sonic Solutions, which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial statements as of March 31, 2002 and 2001, and for each of the years in the three-year period ended March 31, 2002, and the report thereon, are included elsewhere in this Form 10-K.

	Years Ended March 31,
	1998	1999	2000	2001	2002
	(in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue	19,881	21,899	20,827	16,519	19,104
Cost of revenue	10,209	9,547	8,992	5,892	5,743

Gross profit	9,672	12,352	11,835	10,627	13,361

Operating expenses:
Marketing and sales	7,257	7,216	8,938	8,710	8,601
Research and development	6,037	5,137	6,155	5,148	5,897
General and administrative	1,603	1,556	2,284	2,514	2,095
Business integration	0	0	0	0	705

Total operating expenses	14,897	13,909	17,377	16,372	17,298

Operating loss	(5,225)	(1,557)	(5,542)	(5,745)	(3,937)
Other income (expense)	(651)	(302)	(249)	(110)	(79)
Provision (benefit) for income taxes	—	—	(97)	0	166

Net loss	(5,876)	(1,859)	(5,694)	(5,855)	(4,182)

Basic loss per share	(0.76)	(0.21)	(0.56)	(0.47)	(0.30)
Weighted average shares used in computing per share amounts	7,761	8,896	10,460	12,402	14,157

Diluted loss per share	(0.76)	(0.21)	(0.56)	(0.47)	(0.30)
Weighted average shares used in computing per share amounts	7,761	8,896	10,460	12,402	14,157

BALANCE SHEET DATA:
Working capital	1,164	1,167	4,976	458	1,981
Total assets	12,630	13,765	14,968	11,738	18,478
Shareholders’ equity	5,418	5,932	8,750	5,455	5,196

Summarized quarterly financial information for fiscal years 2002 and 2001 is as follows:

	Quarter Ended
	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
Fiscal Year
2002
Total revenue	4,204	3,974	4,120	6,806
Gross profit	2,815	2,606	2,785	5,155

Operating income (loss)	(1,642)	(1,790)	(1,343)	838
Net income (loss)	(1,643)	(1,784)	(1,465)	710

Basic income (loss) per share	(0.12)	(0.13)	(0.10)	0.05
Weighted average shares used in computing per share amounts	13,399	14,068	14,437	14,722

Diluted income (loss) per share	(0.12)	(0.13)	(0.10)	0.04
Weighted average shares used in computing per share amounts	13,399	14,068	14,437	18,909

Common Stock Price Range:
High	1.990	1.900	5.750	8.330
Low	1.050	1.010	1.080	4.980

2001
Total revenue	5,001	4,089	3,378	4,051
Gross profit	3,267	2,467	2,154	2,739

Operating loss	(1,204)	(1,863)	(1,522)	(1,156)
Net loss	(1,246)	(1,895)	(1,549)	(1,165)

Basic loss per share	(0.10)	(0.15)	(0.13)	(0.09)
Weighted average shares used in computing per share amounts	12,201	12,351	12,351	12,704

Diluted loss per share	(0.10)	(0.15)	(0.13)	(0.09)
Weighted average shares used in computing per share amounts	12,201	12,351	12,351	12,704

Common Stock Price Range:
High	9.250	4.469	3.063	2.625
Low	3.250	1.688	1.000	1.031

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our OEM partners which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog which can assist us in forecasting results. For all these reasons, our results of operations for any quarter are a poor indicator of the results to be expected in any future quarter.

A large portion of our quarterly professional product revenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if professional revenue generated in the last few weeks of a quarter or if OEM partner shipments do not meet our forecast, operating results can be very negatively affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying valued of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue policy.

We have adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with Respect to Certain Arrangements and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We have derived our revenue primarily from licenses of our software products (including hardware components) and maintenance and support. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of elements, such as software products and maintenance and support. The determination of fair value is based on objective evidence specific to us. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Fees from development agreements, whereby the development is essential to the functionality of the licensed software, the revenue is recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; and (3) amounts billed to technology customers for license and development agreements.

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

•	Capitalized Software

We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed.” Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. See Note 4 of Notes to Financial Statements. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues, reduced by the estimated cost of sales, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future cost of sales. If these estimates change, write-offs of capitalized software costs could result.

•	Other Contingencies

We are subject to various claims relating to product, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted. See following discussion under Risk Factors titled “We may become involved in costly and time-consuming patent litigation.”

RESULTS OF OPERATIONS

The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for fiscal years 2000 through 2002:

	Years ended March 31,
	2000	2001	2002
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	43.2	35.7	30.1

Gross profit	56.8	64.3	69.9
Operating expenses:
Marketing and sales	42.8	52.7	45.0
Research and development	29.6	31.2	30.9
General and administrative	11.0	15.2	11.0
General and administrative	—	—	3.6

Total operating expenses	83.4	99.1	90.5

Operating loss	(26.6)	(34.8)	(20.6)
Other expense	(1.2)	(0.7)	(0.4)
Provision (benefit) for income taxes	(0.5)	—	0.9

Net loss	(27.3)%	(35.5)%	(21.9)%

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2002, 2001 and 2000

Net Revenue.    Our net revenue decreased from $20,827,000 in fiscal 2000 to $16,519,000 in fiscal 2001, representing a decrease of 21% and increased to $19,104,000 in fiscal 2002, representing an increase of 16%. The decrease in net revenue in fiscal 2001 was primarily due to the decrease in sales of our professional audio and DVD systems which was partially offset by the increase in sales of our consumer DVD products including DVDit!. Our professional audio and DVD sales decreased approximately 26% in fiscal 2001 which was partially offset by sales of Daikin related products subsequent to our purchase of Daikin’s DVD business in late February 2001. Sales of our consumer DVD products commenced during fiscal year 2000. In fiscal year 2001 sales of these products increased 35%. The increase in net revenue in fiscal 2002 was primarily due to the increase in sales of our consumer DVD products which increased approximately 244% from fiscal 2001. The increase in fiscal year 2002 is also due to the revenue recognized on license development contracts entered into during fiscal 2002. These increases were offset in part by decreases in our professional audio and DVD sales of approximately 24%.

International sales accounted for 47%, of our net revenue in the fiscal years 2000 and 2001. International sales accounted for 39% of our net revenue in the fiscal year 2002. See Note 10 of Notes to Financial Statements. International sales have historically represented around 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue, however possibly as a lower percentage due to the anticipated increase in domestic OEM revenue related to sales of our technology and consumer DVD products.

Cost of Revenue.    Our cost of revenue as a percentage of revenue decreased from 43.2% of net revenue in fiscal 2000 to 35.7% in fiscal 2001 to 30.1% in fiscal 2002. The decreases in cost of revenue were primarily due to a shift in sales product mix towards higher margin consumer DVD systems and to the reduction of hardware as a percentage of revenue in our professional DVD systems. Additionally, during fiscal 2002 we recognized revenue on license development contracts which carry a relatively high margin. We anticipate that we will continue to experience reductions in our cost of revenue as a percentage of revenue in future periods, as our sales product mix shift continues to higher margin software-only products and software development contracts.

Marketing and Sales.    Our marketing and sales expenses increased from $8,938,000 in fiscal 2000 to $8,710,000 in fiscal 2001 and decreased to $8,601,000 in fiscal 2002. Marketing and sales represented 42.8%, 52.7% and 45.0% of net revenue for fiscal 2000, 2001 and 2002, respectively. Our marketing and sales expenses decreased in fiscal 2001 primarily due to lower commission expenses as a result of lower sales. Our marketing and sales expenses decreased in fiscal 2002 primarily due to lower advertising and collateral expenses and lower salary expense as a result of our reduction in headcount, which were offset in part by an increase in commission expense due to the increase in sales. Our marketing and sales headcount increased from forty at March 31, 2000 to forty-nine at March 31, 2001 and decreased to forty-four at March 31, 2002. Dealer and employee commission expenses, as a percentage of net revenue decreased from 4.7% in fiscal 2000 to 4.4% in fiscal 2001 and increased to 6.7% in fiscal 2002.

Research and Development.    Our research and development expenses decreased from $6,155,000 in fiscal 2000 to $5,148,000 in fiscal 2001 and increased to $5,897,000 in fiscal 2002. Our research and development expenses as a percentage of net revenue were 29.6% in fiscal 2000, 31.2% in fiscal 2001, and 30.9% in fiscal 2002. We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard No. 86. (This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized over the estimated life of the products in which the software is included. During fiscal 2002 we capitalized approximately $514,000 and amortized approximately $1,511,000 and during fiscal 2001 we capitalized approximately $555,000 (excluding the amount capitalized with the Daikin acquisition) and amortized $1,095,000. We expect to continue to amortize more than we capitalize.) Our research and development expenses decreased in fiscal 2001 primarily due to reduced consulting expenses associated with product development. Headcount remained consistent at thirty-two from March 31, 2000 to March 31, 2001. Research and development expenses increased in fiscal 2002 primarily due to increased headcount from thirty-two at March 31, 2001 to forty-nine at March 31, 2002.

General and Administrative.    Our general and administrative expenses increased from $2,284,000 in fiscal 2000 to $2,514,000 in fiscal 2001 and decreased to $2,095,000 in fiscal 2002. These expenses represented 11.0% of net revenue in fiscal 2000, 15.2% of net revenue in fiscal 2001 and 11.0% of net revenue in fiscal 2002. Our general and administrative expenses increased in fiscal 2001 primarily due to an increase in legal and professional expenses. General and administrative expenses decreased in fiscal 2002 primarily due to reduced legal fees and a reversal of previously recorded bad debt reserve. We expect that general and administrative expenses may increase as our operations expand.

Other Income and Expense.    Other expense on our statement of operations includes primarily the amount of interest or other financing charges we have incurred due to borrowings. For our 2000, 2001 and 2002 fiscal years, we incurred interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist, as well as borrowings under our bank credit line which expired in the 2001 fiscal year. Other income includes the interest we earned on cash balances and short term investments.

Provision for Income Taxes.    In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for our 2001 and 2002 years. For the 2000 fiscal year a benefit was recorded (during the quarter ended June 30, 1999) to reflect the refund due us following the conclusion of an Internal Revenue Service audit. For the 2002 fiscal year foreign tax expense was recorded to reflect the cumulative taxes withheld by various Japanese customers and paid to the Japanese taxing authorities. In the fiscal year ended March 31, 1997, we exhausted our ability to carryback tax losses resulting from operations.

Liquidity and Capital Resources.    In March, 1998, we renegotiated a previous financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $3,000,000 debt into $1,500,000 of Series C Convertible Preferred Stock (see note 6 of Notes to Financial Statements) and $1,500,000 of debt. The interest rate on such restructured debt was 7.25% and was due in October 1999. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the resale of the 461,538 shares of the Company’s Common Stock which underlie the Series C Convertible Preferred Stock issued to Hambrecht &

Quist Guaranty Finance. In connection with the agreement, the exercise price of 90,000 of the $10.00 warrants issued with the original arrangement reached in December 1996 was lowered to the fair value of Common Stock of $3.25. We accounted for this transaction by revaluing the new warrants, using comparable assumptions as the original warrant grant, and the resultant value of $90,000 was amortized over the new loan period. In June, 1998, 90,000 of the $3.25 warrants were exercised on a “net exercise” basis, and the warrant holder received 29,691 shares of Common Stock. During the fiscal year ended March 31, 2000, the remaining 292,000 shares of the Preferred Stock were converted into Common Stock pursuant to this financing arrangement.

In October, 1999, we renegotiated a financing arrangement with Hambrecht & Quist Guaranty Finance. The agreement we reached involved the restructuring of $1,500,000 debt into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The interest rate on the restructured debt is 7.25% and the debt and interest were payable in monthly installments through April 30, 2001. In connection with this agreement, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. These warrants expire on April 30, 2006. We also enhanced the conversion rate of Hambrecht and Quist’s existing Series C convertible Preferred Stock so that each share of Series C convertible Preferred Stock is convertible into 1.625 shares of Common Stock. The beneficial conversion feature, warrants and new debt were recorded at their relative fair values. We recorded $345,000 of deferred financing costs attributable to this finance restructuring with Hambrecht & Quist Guaranty. This amount is being amortized using the effective interest rate method to interest expense over the term of the financing facility (18 months). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. We filed a Form S-3 Registration Statement under the Securities Act of 1933 to register the shares of the Common Stock which underlie the Series C convertible Preferred Stock and the 120,000 shares of our Common Stock which underlie the warrants issued to Hambrecht & Quist Guaranty Finance. During the fiscal year ended March 31, 2002, 6,183 of the $2.50 warrants were exercised on a “net exercise” basis, and the warrant holder received 4,157 shares of Common Stock. Subsequent to fiscal year ended March 31, 2002, in April 2002, the remaining 50,000 of the $2.50 warrants were exercised.

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

On May 4, 2000, we secured a new equity-based line of credit by entering into a new stock purchase agreement with Kingsbridge. Under the new agreement, we may sell up to $20,000,000 worth of our Common Stock, but not to exceed that number of shares of Common Stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is set by a formula at a discount from the market price of our Common Stock around the time of the sale to Kingsbridge. That discount ranges from 8% to 12%. Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including for example, continued listing on NASDAQ, effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the Equity Line Agreement are also limited by the market price and trading volume of our stock. Because of these limitations at the time we need cash in the future, the equity line arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs. On July 19, 2000, we filed a Registration Statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under this credit line and on November 13, 2000 the Statement became effective. During the fiscal year ended

March 31, 2001, we drew $200,000 from the credit line for which we issued 211,416 shares of Common Stock. During the fiscal year ended March 31, 2002, we drew $2,400,000 from the credit line for which we issued 1,496,546 shares of Common Stock. The maximum number of shares we could sell after March 31, 2002 under this agreement would be approximately 690,000 shares with gross proceeds of approximately $4,830,000.

Our operating activities have used cash of $2,628,000 in fiscal year 2000 and $848,000 in fiscal year 2001 and generated cash of $5,708,000 in fiscal year 2002. During fiscal year 2000, cash used in operations included a net loss of $5,694,000 including depreciation and amortization of $2,958,000. Cash used in operations was affected by changes in assets and liabilities including increases in inventory of $138,000, prepaid expenses of $138,000, and other assets of $237,000, and by decreases in accounts payable and accrued liabilities of $53,000 and deferred revenue and deposits of $94,000. In fiscal 2000, net accounts receivables decreased by 14%, however days outstanding increased to 88 days. During fiscal year 2000, we recorded a charge to bad debt expense of $600,000 which represented a reserve for sales to audio professionals and distributors who were experiencing liquidity difficulties due to a decline in their business.

During fiscal year 2001, cash used in operations included a net loss of $5,855,000 including depreciation and amortization of $2,025,000 and interest expense amortization of $132,000. Cash used in operations was affected by changes in assets and liabilities including an increase in other assets of $177,000, and a decrease in accounts payable and accrued liabilities of $50,000, offset by decreases in accounts receivables of $2,310,000, inventory of $465,000 and an increase in deferred revenue and deposits of $219,000. In fiscal year 2001, net accounts receivables decreased 10% primarily due to lower revenues which decreased 21%. Inventory levels improved during the fiscal year, primarily due to better utilization of our outsourcing arrangement.

During fiscal year 2002, cash generated by operations included a net loss of $4,182,000 including depreciation and amortization of $1,880,000. Cash generated by operations was affected by changes in assets and liabilities including an increase in prepaid expenses and other current assets of $168,000 and an increase in other assets of $34,000, offset by decreases in accounts receivable of $1,636,000, inventory of $102,000 and an increase in deferred revenue and deposits of $6,931,000 and an increase in accounts payable and accrued liabilities of $135,000. In fiscal year 2002, net accounts receivables decreased by 25% primarily due to stronger collections and prepayments received and deferred revenue and deposits increased due to the prepayments of deposits and amounts received from OEM and licensing customers.

During the fiscal years discussed above, our current ratio has fluctuated, primarily due to the increase in our deferred revenue and deposits. During fiscal year 2002, our current ratio increased over fiscal year 2001, primarily due to increase in cash from deposits and prepayments received from OEM and licensing customers which was offset in part by the increase in the deferred revenue account. In addition to our operations, we utilized cash during the 2000, 2001 and 2002 fiscal years primarily to purchase new fixed assets, pay down debt obligations and to develop and purchase software that was added to capitalized software.

During the 2000, 2001 and the 2002 fiscal years we augmented cash on hand primarily by drawing on the equity credit lines described above. We cannot estimate the impact, if any, on the trading price of our Common Stock in the event that we sell shares in the future under the equity line. Future sales may depress our stock price since stock is sold under the equity line at approximately an 8% to 12% discount from the market price. For a further discussion of the potential effect of future sales under the equity line, see the Risk Factor “Our equity line agreement with Kingsbridge Capital Limited may be unavailable or insufficient to meet our future cash needs; issuance of stock under that agreement may also dilute our shareholders, adversely affect our earnings per share and may reduce our share price.”

We believe that existing cash, cash equivalents and short term investments, available credit and cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the end of fiscal year 2003.

As of March 31, 2002, we had cash and cash equivalents of $11,114,000 and working capital of $1,981,000.

Risk Factors.    You should carefully consider the risk factors set forth below:

We have had losses in each of the past five fiscal years.

We were unprofitable during each of the last five fiscal years. For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000. We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year. We were profitable in the fourth quarter of the 2002 fiscal year. Although we have provided revenue and profitable earnings guidance for fiscal 2003, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline. The other risks identified below could also cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

During the fiscal years ended March 31, 2000 and 2001, we had negative operating cash flows.

During the fiscal years ended March 31, 2000 and 2001, we had a negative operating cash flow of $2,628,000 and $848,000, respectively. This means that without access to outside capital we would have had to cease or significantly curtail operations. During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000. The positive cash flow for fiscal year ended March 31, 2002 was due primarily to the increase in sales and the increase in deferred revenue. There are no assurances that we will continue to report positive operating cash flow in the future, and we might need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

Our equity line agreement with Kingsbridge Capital Limited may be unavailable or insufficient to meet our future cash needs; issuance of stock under that agreement may also dilute our shareholders, adversely affect our earnings per share, and may reduce our share price.

In May 2000, we entered into an equity line agreement with Kingsbridge Capital Limited which allows us to sell our Common Stock to Kingsbridge from time to time. Under the agreement we may sell up to $20,000,000 worth of our Common Stock, but only up to that number of shares of Common Stock which equals 19.9% of our outstanding shares. When we sell shares to Kingsbridge the price per share is equal to the market price of our Common Stock around the time of the sale to Kingsbridge minus a discount. That discount ranges from 8% to 12%.

As of March 31, 2002, we have sold under this agreement 1,707,962 shares of Common Stock with gross proceeds to us of approximately $2,600,000 Because of the 19.9% limit on the number of shares we may sell to Kingsbridge, the maximum number of shares we could sell after March 31, 2002 under this agreement would be approximately 690,000 shares with gross proceeds of approximately $4,830,000. Sale of the maximum number of shares could result in dilution to our shareholders of approximately 5%. Stated another way, if we sold the maximum number of shares to Kingsbridge, then the ownership percentage of our existing shareholders (excluding insider ownership) would decline from approximately 85.3% to approximately 80.8% of our Company.

Our ability to sell stock to Kingsbridge is contingent upon a number of terms and conditions, including, for example, continued listing of our stock on NASDAQ, continued effectiveness of a registration statement, continued accuracy of representations and warranties made to Kingsbridge and lack of material adverse changes to our business. The quantity and timing of sales that we are able to make under the equity line agreement are also limited by the market price and trading volume of our stock. The risk to us is that because of these limitations, at the time we need cash in the future, the stock sale arrangement with Kingsbridge may be unavailable or insufficient to meet our cash needs.

Issuances of shares under the equity line agreement with Kingsbridge will result in a greater number of our shares outstanding. As a result, to the extent we have net income, net income per share will be lower due to the larger number of shares outstanding.

The risk of dilution from sales of stock to Kingsbridge may cause our stock price to decline.

The perceived risk of dilution from sales of stock to Kingsbridge may cause holders of our stock to sell their shares or it may encourage short sales. This could contribute to a decline in our share price.

Recent and future acquisitions may compromise our operations and financial results.

On May 24, 2002, we entered into an agreement with Axeda in which Axeda will license Ravisent’s software DVD player and other digital media technologies to us. Under this agreement, we paid Axeda a one-time fee of $2 million for the license and related agreements, and in return will obtain exclusive rights to deploy the RAVISENT technologies in the personal computer market. In addition, we acquired certain key engineers from Axeda. Any failure to successfully integrate the Axeda technology or employees could impact us negatively.

This license agreement and the integration of the Ravisent’s products involves risk for us and for our shareholders. These risks include:

•	Distracting management from day-to day operations of our current business;

•	Costs, delays and inefficiencies associated with integrating the new technology;

•	Undiscovered and unknown problems, defects or other issued related to the Ravisent’s products that become known to us only some time after the acquisition;

•
The Ravisent business line was not profitable when owned by Axeda. It is possible that the Ravisent technology and employees will not be a positive contributor to our operations and instead will constitute a drain on our resources.

As part of our efforts to enhance our existing products and introduce new products, we may pursue acquisitions of complementary companies, products and technologies. Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities or usage of our cash and the incurrence of additional debt costs. The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in future periods. We have limited experience in acquiring and integrating outside businesses and other acquisitions are likely to involve similar risks to those identified above.

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

Our products are based on integrated circuits or “chips” produced by other companies. For example, we use the IBM I960 chip manufactured by IBM and the Motorola DSP chip manufactured by Motorola. If these chip manufacturers or another chip manufacturer that we may be using discontinues or redesigns the chips we use for our products, then we will likely incur significant costs to redesign our products to handle these changes. We cannot estimate the amount of these costs or the likelihood that we will have to redesign our products.

Our reliance on outsourcing and single suppliers for our manufacturing and components makes us vulnerable to supplier operational problems.

Our outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier — Arrow Bell Electronics. In addition, we often use components that are only available from a single source. Those components include, for example, Phillip’s Video Scaler and various Xilinx devices. Reliance on a single supplier for manufacturing or for certain manufacturing components makes us vulnerable to operating or financial problems encountered by those suppliers.

If we fail to protect our products’ intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks and trade secrets. For example, we have numerous patents and we have also filed applications for additional patents. We also registered trademarks for the following: DVDit!, MyDVD, DVD Creator, and DVD Fusion, among others. To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. In addition, we make extensive use of trade secrets that we may not be able to protect. To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.

Other companies’ intellectual property rights may interfere with our current or future product development and sales.

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

We may become involved in costly and time-consuming patent litigation.

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

For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. We have been asked by MPEG-LA to enter into a license agreement with them. We have not entered into such an agreement with MPEG-LA, though we are continuing to evaluate the situation. The cost to us of such a license cannot be estimated at this time.

Because a large percentage of our professional audio and DVD products operate only on Macintosh computers, the potential success of our products is tied to the success of this platform.

Many of our current professional audio and DVD products, including DVD Creator and DVD Fusion, operate on Macintosh computers manufactured by Apple Computer. If Macintosh computers become in short supply, sales of our products will likely decline. If there is a decrease in the use of the Macintosh as a computing platform in the professional and corporate audio and video markets, there will likely be a decrease in demand for our products. If there are changes in the operating system or architecture of the Macintosh, it is likely that we will incur significant costs to adapt our products to the changes. Our Macintosh users generally demand that we maintain compatibility with the latest models of the Macintosh and the Macintosh OS. Currently our DVD Creator and DVD Fusion applications run only in OS 9. While OS X currently offers a “compatibility mode” which supports OS 9.x compatible applications, we believe that we will soon have to modify our Macintosh Creator and Fusion applications for them to continue to be able to run with the latest Macintosh models. Such a modification may be difficult to accomplish and if it proves to be lengthy our revenues could be significantly reduced in the interim.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

Much of our consumer revenue is derived from sales to large OEM customers, which include for example Dell, Hewlett-Packard, Sony, Matrox and Avid. The revenue from many of these customers is recognized on a sell-thru basis. If there is a decrease in unit sales by these customers, our net revenue will decrease.

Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Ahead, Apple Computer, CyberLink, Dazzle (a division of SCM Microsystems), Intervideo, Inc., MedioStream, Pinnacle, Roxio and Ulead. See discussion entitled “Competition for Desktop Products” in the Business Section of this document. Most of these companies have greater financial and technological resources than ours.

In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. While it is unclear to us what Apple intends to do with the assets it acquired from Spruce, it is quite likely that this acquisition will bolster Apple’s DVD technology base and make their products more competitive with our products.

Our reliance on outsourcing our Web Store makes us vulnerable to third party’s operational problems.

We have initiated a web-based retail store for our DVDit! and MyDVD products (as well as some of our professional products, for example, ReelDVD, that are priced in a range that is typically sold over the internet). We currently “outsource” our Web Store through an arrangement we have with Digital River. Under this arrangement, Digital River provides the servers which list our products and handle all purchase transactions through their secure web site.

We believe that outsourcing our Web Store gives us significant benefits, in terms of security, flexibility and overall cost. However, outsourcing means that we are dependent on a third party for smooth operation of our Web Store. Our Web Store sales are a significant portion of our revenues (and, we expect, will produce an increasing revenue stream for us). Interruption of our Web Store could have a negative effect on our business.

We have little ability to reduce expenses to compensate for reduced sales.

We tend to close a number of sales in the last month or last weeks of a quarter and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.

Approximately 6% of our revenue derives from sales to a single company and another 6% and 8% was derived from sales to two large distributors in fiscal year 2002.

During the last three fiscal years, 2000, 2001 and 2002, between 6% and 11% of our revenue was derived from sales of audio processing subsystems to Discreet Logic. During the fiscal years 2000, 2001, and 2002 an additional 10%, 12% and 6%, respectively, of our revenue was derived from sales to our Japanese dealer, Sanshin Electronics Company who is also a shareholder in the Company. Additionally, during the fiscal year ended 2002, and additional 8% of our revenue was derived from sales to Daikin Industries, Ltd., our Japanese distributor and a shareholder in the Company. A decrease or interruption in any of the above mentioned businesses or their demand for our products would cause a significant decrease in our revenue.

A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

Revenue derived from these customers accounted for approximately 39% and 47% of our revenues in fiscal years 2002 and 2001, respectively. These foreign customers expose us to the following risks, among others:

•	currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	import and export restrictions and duties;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations; and

•	liquidity problems in various foreign markets.

The issuance of Common Stock to Daikin and Sanshin upon conversion of Preferred Stock will dilute the relative ownership of existing common shareholders and could result in lower market price for our stock.

Based upon the number of shares of Common Stock outstanding on April 30, 2002, conversion of 982,691 shares of Preferred Stock into Common Stock would dilute our shareholders by 7%. This potential dilution could reduce the market price of our Common Stock.

Our inability to recover our investment in SonicStudio LLC would require a write-down in our total assets.

The total amount of net assets and liabilities transferred to SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661 and is included in other assets on our balance sheet. Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year note for $500,000. The note, which does not carry interest, is to be repaid to us with a percentage royalty based on sales received by SonicStudio LLC, plus any share of profits paid to us by them. Once the note is retired, Sonic will continue to retain a 15% interest in SonicStudio LLC. Should SonicStudio LLC not be able to repay the note or cease to do business, we would lose the value of our minority investment of $235,661, which would result in a charge to our financial statements to reflect the write-down of the value of the investment.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited. All of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Daikin pursuant to the Distribution Agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the Consulting Agreement entered into on February 27, 2001. See Note 11 of Notes to Financial Statements. We do not engage in any hedging activities.

We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Sonic Solutions:

We have audited the accompanying balance sheets of Sonic Solutions as of March 31, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2002. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in Item 14(a)2. These financial statements and financial statement schedule are the responsibility of Sonic Solutions’ management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    KPMG LLP

San Francisco, California
May 1, 2002

FINANCIAL STATEMENTS

SONIC SOLUTIONS

BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$1,616	11,114
Accounts receivable, net of allowance for returns and doubtful accounts of $1,005 and $383 at March 31, 2001 and 2002, respectively	4,185	3,143
Inventory	492	390
Prepaid expenses and other current assets	448	616

Total current assets	6,741	15,263
Fixed assets, net	1,333	1,123
Purchased and internally developed software costs, net	3,094	1,488
Other assets	570	604

Total assets	$11,738	18,478

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,621	4,756
Deferred revenue and deposits	1,595	8,526
Subordinated debt	57	—
Current portion of obligations under capital leases	10	—

Total current liabilities	6,283	13,282

Commitments and contingencies
Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized: 700,000 and 982,691 shares issued and outstanding at March 31, 2001, and 2002, respectively	1,750	2,832
Common stock, no par value, 30,000,000 shares authorized; 13,056,646 and 14,963,939 shares issued and outstanding at March 31, 2001 and 2002, respectively	28,399	31,240
Accumulated deficit	(24,694)	(28,876)

Total shareholders’ equity	5,455	5,196

Total liabilities and shareholders’ equity	$11,738	18,478

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,
	2000	2001	2002
Net revenue	$20,827	16,519	19,104
Cost of revenue	8,992	5,892	5,743

Gross profit	11,835	10,627	13,361

Operating expenses:
Marketing and sales	8,938	8,710	8,601
Research and development	6,155	5,148	5,897
General and administrative	2,284	2,514	2,095
Business integration	—	—	705

Total operating expenses	17,377	16,372	17,298

Operating loss	(5,542)	(5,745)	(3,937)

Interest income	71	129	52
Interest expense	(320)	(232)	(2)
Other income (expense)	—	(7)	(129)

Loss before income taxes	(5,791)	(5,855)	(4,016)
Provision (benefit) for income taxes	(97)	—	166

Net loss	$(5,694)	(5,855)	(4,182)
Beneficial conversion feature given to preferred shareholders	110	—	—
Dividends paid to preferred shareholders	49	20	128

Net loss applicable to common shareholders	$(5,853)	(5,875)	(4,310)

Basic and diluted loss per share applicable to common shareholders	$(0.56)	(0.47)	(0.30)

Weighted average shares used in computing per share amounts	10,460	12,402	14,157

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Preferred stock		Common stock		Accumulated deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 1999	294	$956	9,468	$18,121	(13,145)	5,932
Exercise of common stock options	—	—	298	773	—	773
Equity line of credit issuances, net of issuance costs of $363	—	—	1,800	7,053	—	7,053
Issuance of preferred stock	154	500	—	—	—	500
Conversion of preferred stock	(292)	(950)	464	950	—	—
Preferred stock dividends	—	—	—	(49)	—	(49)
Return to preferred stock shareholders as a result of beneficial conversion feature…	—	—	—	(110)	—	(110)
Preferred stock beneficial conversion feature	—	—	—	110	—	110
Issuance of warrants	—	—	—	235	—	235
Exercise of warrants	—	—	20	—	—	—
Net loss	—	—	—	—	(5,694)	(5,694)

Balances at March 31, 2000	156	506	12,050	27,083	(18,839)	8,750
Exercise of common stock options	—	—	43	73	—	73
Equity line of credit issuances, net of issuance costs of $136	—	—	211	58	—	58
Issuance of common stock	—	—	495	699	—	699
Issuance of preferred stock	700	1,750	—	—	—	1,750
Conversion of preferred stock	(156)	(506)	257	506	—	—
Preferred stock dividends	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(5,855)	(5,855)

Balances at March 31, 2001	700	1,750	13,056	28,399	(24,694)	5,455
Exercise of common stock options	—	—	407	695	—	695
Exercise of warrants	—	—	4	—	—	—
Equity line of credit issuances, net of issuance costs of $79	—	—	1,497	2,274	—	2,274
Issuance of preferred stock	250	1,000	—	—	—	1,000
Preferred stock dividends	33	82	—	(128)	—	(46)
Net loss	—	—	—	—	(4,182)	(4,182)

Balances at March 31, 2002	983	$2,832	14,964	$31,240	(28,876)	5,196

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(5,694)	(5,855)	(4,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,958	2,025	1,880
Provision for returns and doubtful accounts	650	170	—
Interest expense amortization	—	132	2
Changes in operating assets and liabilities:
Accounts receivable	118	2,215	1,042
Inventory	(138)	465	102
Prepaid expenses and other current assets	(138)	8	(168)
Other assets	(237)	(177)	(34)
Accounts payable and accrued liabilities	(53)	(50)	135
Deferred revenue and deposits	(94)	219	6,931

Net cash generated by (used in) operating activities	(2,628)	(848)	5,708

Cash flows from investing activities:
Purchase of fixed assets	(850)	(417)	(224)
Reductions in (additions to) purchased and internally developed software	(801)	(1,656)	160

Net cash used in investing activities	(1,651)	(2,073)	(64)

Cash flows from financing activities:
Proceeds from exercise of common stock options	773	73	695
Repayments of subordinated debt	(84)	(675)	(59)
Proceeds associated with equity line financing	7,053	58	2,274
Borrowings on line of credit	422	500	—
Repayments of line of credit	(922)	(500)	—
Principal payments on capital leases	(149)	(78)	(10)
Proceeds from issuance of preferred stock	—	—	1,000
Payment of dividends	(49)	(20)	(46)

Net cash provided by (used by) financing activities	7,044	(642)	3,854

Net increase (decrease) in cash and cash equivalents	2,765	(3,563)	9,498
Cash and cash equivalents, beginning of year	2,414	5,179	1,616

Cash and cash equivalents, end of year	$5,179	1,616	11,114

Supplemental disclosure of cash flow information:
Interest paid during year	$109	44	2

Income taxes paid during year	$4	—	13

Noncash financing and investing activities:
Internally developed software transferred to joint venture	$—	—	674

Conversion of preferred stock to common stock	$956	506	—

Conversion of subordinated debt to preferred stock	$500	—	—

Issuance of preferred stock dividend	—	—	82

Issuance of preferred stock to finance acquisition	—	1,750	—

Issuance of common stock to finance acquisition	—	699	—

Issuance of warrants associated with conversion of subordinated debt	$235	—	—

Beneficial conversion feature given to preferred shareholders	$110	—	—

See accompanying notes to financial statements

SONIC SOLUTIONS

NOTES TO FINANCIAL STATEMENTS
March 31, 2000, 2001 and 2002

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    Operations

We develop and market computer based tools that enable the creation of digital audio and video titles in the DVD-Video format, and in related formats. Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to various other companies to incorporate in products they develop.

We divide our DVD creation products into three categories:

•
Professional Products — Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), and ReelDVD (Windows based). These products include elaborate applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers.

•
Desktop Products — Our desktop products include software-only DVD-Video creation tools intended for use by lower end professionals, by enthusiasts or “prosumers,” and by consumers. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as through retail channels. We market a number of different desktop products under the trade names DVDit! and MyDVD.

•	Technology Products — This category includes software that we license to other companies for inclusion in their products. We market most of this software under the trade name AuthorScript.

On February 27, 2001, we entered into an Asset Purchase Agreement with Daikin Industries, Ltd., a Japanese corporation, whereby on that date we acquired The DVD Software Development Business of Daikin, also called “Daikin DVD.” In return for the assets acquired, we issued 395,000 shares of Common Stock valued at $593,000 and 700,000 shares of Preferred Stock valued at $1,750,000. The acquisition was recorded using the purchase method of accounting.

On March 21, 2002, we executed an agreement forming a new company, Sonic Studio LLC (the “New Company”) in partnership with a limited liability corporation controlled by two individuals — Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to the New Company, and licensed them to utilize the technology underlying SonicStudio in the professional audio workstation market. The total amount of net assets and liabilities transferred to the New Company, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join the New Company.

Under the terms of the agreement, the New Company compensated us for the Sonic Studio business with a three year note for $500,000. The note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by the New Company, plus any share of profits paid to us by them. Once the note is retired, Sonic will continue to retain a 15% interest in the New Company.

(b)    Use of Estimates and Certain Concentrations

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying valued of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

(c)    Revenue Recognition

We have adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements” and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We have derived our revenue primarily from licenses of our software products (including hardware components) and maintenance and support. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of elements, such as software products and maintenance and support. The determination of fair value is based on objective evidence specific to us. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Fees from development agreements, whereby the development is essential to the functionality of the licensed software, the revenue is recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

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

(g)    Purchased and Internally Developed Software Costs

Purchased software and software product development costs are capitalized when a product’s technological feasibility has been established and then is amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight-line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

(h)    Income Taxes

We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(i)    Basic and Diluted Loss Per Share

The following table sets forth the computations of shares and net loss per share, applicable to common shareholders used in the calculation of basic and diluted net loss per share for the years ended March 31, 2000, 2001 and 2002 (in thousands, except per share data):

	Years Ended March 31,
	2000	2001	2002
Net loss	$(5,694)	(5,855)	(4,182)
Beneficial conversion feature given to preferred shareholders	110	—	—
Dividends paid to preferred shareholders	49	20	128

Net loss applicable to common shareholders	$(5,853)	(5,875)	(4,310)

Weighted average number of common shares outstanding	10,460	12,402	14,157

Basic and diluted net loss per share applicable to common shareholders	$(0.56)	(0.47)	(0.30)

As of March 31, 2000, 2001 and 2002 potentially dilutive shares totaling 1,253,947; 1,537,493; and 3,162,680, respectively, for convertible preferred stock and options that could dilute basic earnings per share in the future, were not included in earnings per share as their effect was anti-dilutive for those periods.

(j)    Concentrations of Risk

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

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds. At March 31, 2002 and 2001, approximately $10,000,000 and $500,000, respectively, was invested in money market funds with one institution.

(k)    Liquidity

Historically, we have incurred significant losses and negative cash flows from operations. As of March 31, 2002, we have an accumulated deficit of $28,876,000 and positive working capital of $1,981,000. We have primarily funded operations through private equity financing with Kingsbridge (see note 6). We intend to continue using the equity financing to fund negative cash flows. To the extent that this equity line of credit or other sources of financing are not available to us, we will reduce planned capital expenditures and reduce other variable costs as necessary to maintain sufficient working capital to operate our business through March 2003.

(l)    Stock-Based Compensation

Our Company has various stock-based compensation plans, as discussed in Note 7. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have elected to adopt only the disclosure based requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and as such have disclosed the pro forma effects on net loss and net loss per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

The Company accounts for options and warrants issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to nonemployees. The related expense is recorded over the period in which the related services are received.

(m)    Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment, including other intangibles, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(n)    Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in August 2001, and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Sonic Solutions expects to adopt SFAS No. 143 effective April 1, 2003 and SFAS No. 144 effective April 1, 2002. The effect of adopting these statements is not expected to have a material effect on Sonic Solutions’ consolidated financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 must be adopted starting with fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 142 on Sonic Solutions has not been determined.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities.” We adopted SFAS No. 133 in the first quarter of fiscal year 2002. SFAS No. 133 did not have a material impact on our financial statements.

(o)    Comprehensive Loss

We have no significant components of other comprehensive loss and accordingly, comprehensive loss equals net loss.

(2)    INVENTORY

The components of inventory consist of (in thousands):

	March 31,
	2001	2002
Finished Goods	$182	76
Work-in-process	48	—
Raw materials	262	314

	$492	390

(3)    FIXED ASSETS

Fixed assets consist of (in thousands):

	March 31,
	2001	2002
Equipment, furniture and fixtures	$6,089	6,352
Demonstration equipment	1,909	1,878
Parts used in service, not held for sale	1,515	1,506

	9,513	9,736
Less accumulated depreciation and amortization	(8,180)	(8,613)

	$1,333	1,123

As of March 31, 2002, fixed assets held under capital lease totaled $315,000 and accumulated amortization on those assets totaled $315,000.

(4)    PURCHASED AND INTERNALLY DEVELOPED SOFTWARE COSTS

Capitalized software costs consist of (in thousands):

	March 31,
	2001	2002
Purchased software	$455	480
Internally developed software	8,302	8,117

	8,757	8,597
Accumulated amortization	(5,663)	(7,109)

	$3,094	1,488

Amortization of capitalized software costs was $1,310,000, $1,095,000 and $1,511,000 for the years ended March 31, 2000, 2001 and 2002, respectively.

(5)    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of (in thousands):

	March 31,
	2001	2002
Accounts payable	$872	595
Commissions payable	428	588
Accrued compensation and benefits	984	1,158
Accrued expenses	1,495	1,951
Accrued acquisition costs	356	20
Accrued marketing expenses	486	444

	$4,621	4,756

(6)    CREDIT FACILITIES AND DEBT RESTRUCTURING

On May 4, 2000, we entered into a new Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital. Under this Agreement, we may receive (“draw”) cash from Kingsbridge in exchange for our Common Stock. The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding Common Stock. Pricing of each draw is based on the market price of our Common Stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the Registration Statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the Registration Statement. During the fourth quarter of fiscal year March 31, 2001, we drew $200,000 from the equity line for which we issued 211,416 shares of Common Stock. During the fiscal year March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of Common Stock.

Since December 1996, we have entered into a couple of different financing arrangements with Hambrecht & Quist Guaranty Finance, including a $5,100,000 financing facility and a $7,000,000 equity-based line of credit. In March 1998, $3,000,000 of the $5,100,000 financing facility was restructured into $1,500,000 of convertible Preferred Stock (461,538 shares) and $1,500,000 of debt. The debt had an interest rate of 7.25% and was due in October 1999. As of the fiscal year ended March 31, 2001, all shares of the convertible Preferred Stock had been converted to Common Stock.

In October 1999, the $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance was restructured into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The unpaid balance at March 31, 2000 and 2001 was $600,000 and $57,000, respectively. During the year ended March 31, 2001, all of the shares of Series C convertible Preferred Stock were converted to Common Stock. In connection with the debt restructuring, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. These warrants expire on April 30, 2006 and are immediately exercisable. At March 31, 2002, 50,000 warrants remain unexercised.

(7)    SHAREHOLDERS’ EQUITY

Convertible Preferred Stock — Series D

In February, 2001, we issued 700,000 shares of Series D Convertible Preferred Stock (the Preferred Stock) to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share. The rights, preferences, and privileges of the holders of the Series D Preferred Stock are as follows:

•
Dividends are cumulative and are payable only upon declaration by the Company’s Board of Directors at an annual rate of $0.20 per share, until such shares have been converted into Common Stock. Such distributions shall be payable quarterly in arrears for each calendar quarter of each fiscal year.

•
Holders have a liquidation preference of $5.00 per share plus all accrued but unpaid dividends, in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

•	Each share has voting rights equal to the number of shares of Common Stock into which such shares could be converted.

•	Each share is convertible at any time into one share of Common Stock subject to certain anti-dilution provisions.

Convertible Preferred Stock — Series E

In December, 2001, we sold 250,000 shares of Series E Preferred Stock to Sanshin Electronic Co., Ltd. for $1,000,000. The Series E Preferred Stock was sold to Sanshin pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Sanshin, the only investor, provided representations to Sonic Solutions that enabled Sonic Solutions to rely on this exemption, including the following: Sanshin’s status as an accredited investor, its sophistication and its intention to hold the securities. The rights, preferences and privileges of the holder of the Series E Preferred Stock are as follows:

•
Each share carries a cumulative dividend of 4% annually until such time as the shares of Series E Preferred Stock have been converted into shares of Common Stock. Such distributions shall be payable quarterly in arrears for each calendar quarter of each fiscal year.

•
Holders have a liquidation preference of $4.00 per share plus all accrued but unpaid dividends, in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

•	Each share has voting rights equal to the number of shares of Common Stock into which such shares could be converted.

•	Each share is convertible at the option of the holder into one share of Common Stock subject to adjustment for certain dilutive events, such as stock splits.

Stock Options

Under our September 1989 Stock Option Plan (the “1989 Plan”), options to purchase up to an aggregate of 2,090,000 shares of Common Stock may be granted to key employees, directors and consultants. Grants of options to the directors of Sonic Solutions may not exceed 140,000 shares. The 1989 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the 1989 Plan.

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”) which provides for the grant of stock options to Sonic Solutions’ non-employee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions’ Common Stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 12,000 options outstanding at March 31, 2002, at prices of $2.6560, $2.5625 and $1.6880 per share, all of which were exercisable. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Non-Employee Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Non-Employee Plan.

In July, 1998, the Board of Directors adopted the Sonic Solutions 1998 Stock Option Plan (the “1998 Plan”) and the shareholder’s approved the 1998 Stock Option Plan in September, 1998. The 1998 Plan covers 1,000,000 shares of Common Stock, with an annual increase in the number of shares available for issuance under the 1998 Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2,000,000. The 1998 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the 1998 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the 1998 Plan.

In July, 2000, the Board of Directors adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”) and the shareholder’s approved the 2000 Plan in September, 2000. The 2000 Plan covers 3,000,000 shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year. Our Board of Directors and Chief Executive Officer administer the 2000 Plan.

A summary of Sonic Solutions’ option plans is presented below:

	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,026,333	$2.80	2,351,039	2.66	3,113,188	2.30
Granted	782,300	2.73	1,029,500	1.69	1,949,999	1.56
Exercised	(298,208)	2.58	(43,000)	1.84	(406,590)	1.71
Forfeited	(159,386)	4.94	(224,351)	3.29	(223,328)	2.23

Outstanding at end of year	2,351,039	$2.67	3,113,188	2.30	4,432,370	2.04

Options exercisable at year end	902,506	$2.54	1,880,229	2.44	2,890,928	2.17
Fair value of options granted during the year		$1.93		1.28		1.19

Had compensation cost for our plans been determined consistent with the fair value approach enumerated in SFAS No. 123, our net loss and net loss per share for the years ended March 31, 2000, 2001 and 2002 would have been increased as indicated below (in thousands, except per share data):

		Years Ended March 31,
		2000	2001	2002
Net loss	As Reported	$5,694	5,855	4,182
	Pro Forma	$7,532	7,412	6,085

Net loss per share	As Reported	$0.56	0.47	0.30
	Pro Forma	$0.72	0.60	0.43

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002; risk-free interest rate of 6.04%, 5.17% and 4.05%, respectively; expected life of 4 years; 97%, 110% and 125% expected volatility, respectively; and no dividends.

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 2002 and does not consider compensation costs for stock options granted prior to April 1, 1995.

The following table summarizes information about stock options outstanding at March 31, 2002.

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at March 31, 2002	Weighted Average Exercise Price
From $1.25 to $1.75	2,577,129	9.04	$1.36	1,271,186	1.39
From $2.00 to $2.91	1,405,591	6.06	2.55	1.319,395	2.56
From $3.44 to $3.94	294,000	7.76	3.36	240,365	3.32
From $4.18 to $6.00	83,650	7.48	5.28	52,233	5.38
From $6.60 to $7.55	72,000	9.94	7.09	7,750	7.51

From $1.25 to $7.55	4,432,370	7.99	2.04	2,890,928	2.17

(8)    INCOME TAXES

Income tax (benefit) expense for the year ended March 31, 2002 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	13	—	13
Foreign	153	—	153

	$166	—	166

Income tax (benefit) expense for the year ended March 31, 2001 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	—	—	—
Foreign	—	—	—

	$—	—	—

Income tax (benefit) expense for the year ended March 31, 2000 consists of:

	Current	Deferred	Total
US federal	$(99)	—	(99)
State and local	2	—	2
Foreign	—	—	—

	$(97)	—	(97)

The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2000	2001	2002
Computed tax at statutory rate	$(1,969)	(1,991)	(1,370)
Tax credits utilized	137	136	145
State taxes, net of federal benefit	4	4	8
Tax exempt interest income	—	—	—
Current year net operating losses, temporary differences and credits for which no benefit was recognized	1,804	1,834	1,205
IRS tax refund	(99)	—	—
Foreign taxes	—	—	153
Other	26	17	25

	$(97)	—	166

The components of deferred taxes are as follows (in thousands):

	March 31,
	2000	2001	2002
Deferred tax assets:
Accounts receivable	$585	581	191
Accrued salaries	—	42	32
Inventories	49	82	31
Tax credit carryforwards	2,440	3,038	4,227
Net operating losses	6,109	7,969	9,594
Accrued vacation pay	101	120	142
Commissions	1	50	41
State income taxes	62	1	4
Warranty and other	37	79	44

Gross deferred tax assets	9,384	11,962	14,305

Valuation allowance	(8,651)	(10,919)	(13,778)

Total deferred tax assets, net of valuation allowance	733	1,043	528

Deferred tax liabilities:
Fixed assets	(127)	65	21
Internally developed software	(606)	(1,108)	(549)

Total deferred tax liability	(733)	(1,043)	(528)

Net deferred taxes	$—	—	—

The net change in the valuation allowance for the year ended March 31, 2000, 2001 and 2002 was an increase of approximately $2,343,000, $2,268,000 and $2,859,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and, that a valuation allowance is required.

As of March 31, 2002, we have cumulative federal and California net operating losses of approximately $27,170,000 and $11,677,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2022. The California tax loss carryforwards will expire beginning in the year 2002 through 2012.

As of March 31, 2002, we have cumulative unused research and development tax credits of approximately $2,586,000 and $1,506,000 which can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2009 through 2022; California credits will carryforward indefinitely.

As of March 31, 2002, we have federal minimum tax credit carryforwards of approximately $135,000 which will carry forward indefinitely until utilized.

(9)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease certain facilities and equipment under noncancelable operating leases. Future payments under operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Operating Leases
2003	$1,073
2004	1,116
2005	1,161
2006	1,207
2007	203
Thereafter	—

Total minimum lease payments	$4,760

Rent expense under operating leases for the years ended March 31, 2000, 2001 and 2002 was approximately $953,000, $1,011,000 and $1,248,000, respectively.

(b)    Benefit Plan

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

(c)    Inventory Purchase Commitments

Under the terms of an agreement with an outside supplier, we have a commitment which requires us to purchase finished goods inventory from them subject to certain terms. At March 31, 2002, the amount was not significant.

(d)    Other

We from time to time are subject to routine claims and litigation incidental to our business. We believe that the results of these matters will not have a material adverse effect on our financial condition and results of operations.

(10)    SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which was adopted by us in 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our Company for making operating decisions and assessing financial performance.

Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying statement of operations. Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line, revenue by geographic and significant customer information:

Revenues by Product Line:

	Years Ended March 31,
	2000	2001	2002
Revenues
Consumer DVD	$1,805	2,429	8,357
Pro Audio/Video	19,022	14,090	10,747

Total net revenue	$20,827	16,519	19,104

Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

Revenues by Geographic Location:

	Years Ended March 31,
	2000	2001	2002
North America	$11,027	8,714	11,677
Export:
Europe	5,489	4,666	3,107
Pacific Rim	4,034	3,095	4,209
Other international	277	44	111

Total net revenue	$20,827	16,519	19,104

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant customer information:

	Years Ended March 31,			Percent of Total Accounts Receivable March 31,
	2000	2001	2002	2002
Customer A	11%	7%	6%	4%
Customer B	10%	12%	6%	10%
Customer C	—	—	8%	—

Customer B is a current distributor and a shareholder of the Company.

Customer C is a current distributor and a shareholder of the Company. Included in deferred revenue at March 31, 2002, was an amount of approximately $413,000 received from Customer C.

(11)    ACQUISITION OF DAIKIN DVD

On February 27, 2001, we entered into an Asset Purchase Agreement with Daikin Industries, Ltd., a Japanese corporation, whereby on that date we acquired Daikin DVD. In return for the assets acquired, we issued 395,000 shares of Common Stock valued at approximately $593,000 and 700,000 shares of Preferred Stock valued at approximately $1,750,000.

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

A finder’s fee was paid of 100,000 shares of our Common Stock, valued at $150,000, in connection with the acquisition.

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

We estimated fair value of the individual net tangible and intangible assets acquired exceeded the purchase price. As a result, the carrying values of the fixed assets and purchased software costs acquired were reduced by this excess. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Common stock issued	$743
Preferred stock issued	1,750
Estimated transaction costs	365

Total purchase price	$2,858

Accounts receivable	$658
Prepaid expenses	31
Inventory	12
Fixed assets	330
Purchased software costs	1,935
Deferred revenue	(108)

Net assets acquired	$2,858

In connection with the Asset Purchase Agreement, we and Daikin entered into a fourteen month Distribution Agreement (“the Distribution Agreement”) whereby we appointed Daikin as our exclusive distributor in Japan. During the terms of the Distribution Agreement, Daikin committed to placing minimum purchase orders of 260,000,000 yen of Daikin acquired products. During the year ended March 31, 2001, Daikin paid us $595,210 relating to the Distribution Agreement. During the year ended March 31, 2002, Daikin paid us $1,522,434 relating to the Distribution Agreement. We are currently in the process of negotiating a new distribution agreement with Daikin.

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

(in thousands, except per share amounts, unaudited)	Years Ended March 31,
	2000	2001
Net sales	$25,147	19,413

Net loss	$(8,526)	(7,650)

Basic and diluted loss per share applicable to common shareholders	$(0.81)	(0.60)

(12)    JOINT VENTURE – INVESTMENT IN SONICSTUDIO LLC

On March 21, 2002, we executed an agreement forming a new company, SonicStudio LLC (the “New Company”) in partnership with a limited liability corporation controlled by two individuals — Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to the New Company, and licensed them to utilize the technology underlying SonicStudio in the professional audio workstation market. The net book value of assets and liabilities transferred to the New Company, included fixed assets of $59,720 and internally developed software of $175,941, for a total of $235,661. The $235,661, representing our equity interest in SonicStudio LLC, is included in other long-term assets on the balance sheet. We will account for the investment in this joint venture under the equity method of accounting. Certain employees transferred from Sonic to join the New Company.

Under the terms of the agreement, the New Company compensated us for the Sonic Studio business with a three year note for $500,000. The note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by the New Company, plus any share of profits paid to us by them. Once the note is retired, Sonic will continue to retain a 15% interest in the New Company.

During the 2002 Fiscal Year, we recorded approximately $1,855,000 in revenues associated with our discontinued Sonic Studio business.

On January 15, 2002, we entered into an agreement with Sony Corporation (“Sony”) with respect to the development and creation of a multi-channel super-audio CD mastering editor on the “direct stream digital” format. The potential gross revenues under this agreement is $1 million. We have assigned the work and the potential profits on this agreement to the New Company. Additionally, included in prepaid expenses for the fiscal year ended March 31, 2002 is approximately $150,000 representing a prepayment to SonicStudio LLC in respect to the development work. During our fiscal year 2003, we expect to recognize all the revenue and an equivalent amount of costs in our financial statements.

(13)    SUBSEQUENT EVENT

On May 24, 2002, we entered into an agreement with Axeda Systems, whereby Axeda will license Ravisent’s software DVD player and other digital media technologies to us. Under the agreement, we will pay Axeda a one-time fee of $2 million for the license and related agreements, and in return will obtain exclusive rights to deploy the Ravisent technologies in the personal computer market. In addition to the license agreement, we acquired key engineering employees from Axeda. On June 12, 2002, we filed a Form 8-K with the Securities and Exchange Commission disclosing this event.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is set forth in Part I of this Report and the information with respect to directors is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the Proxy Statement for the year 2002 Annual Meeting of Shareholders.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the year 2002 Annual Meeting of Shareholders.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the year 2002 Annual Meeting of Shareholders.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the year 2002 Annual Meeting of Shareholders.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8–K

(a)1.	Financial Statements.

Included in Part II of this report:

Report of Independent Auditors (page 39 of this Report).

Balance Sheets as of March 31, 2001 and March 31, 2002.

Statements of Operations for each of the years in the three year period ended March 31, 2002.

Statements of Shareholders’ Equity for each of the years in the three year period ended March 31, 2002.

Statements of Cash Flows for each of the years in the three year period ended March 31, 2002.

Notes to Financial Statements (pages 44 through 57 of this Report).

(a)2.	Financial Statements Schedule.

Included in Part IV of this report:

Schedule II	Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3.	Exhibits:

2.1	(9)	Asset Purchase Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

3.1	(1)	Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-Laws

3.3	(9)	Certificate of Determination of Series D Preferred Stock of Sonic Solutions

3.4	(10)	Certificate of Determination of Series E Preferred Stock of Sonic Solutions

4.1	(1)	Specimen Common Stock Certificate

10.1	(1)	Amended and Restated Stock Option Plan (compensatory plan)

10.2	(1)	Lease Agreement dated December 16, 1991 between Phoenix Leasing Incorporated and the Company

10.3	(1)	Loan Agreement dated November 28, 1993 between Bank of America and the Company

10.4	(1)	Agreement dated September 28, 1993 between JL Cooper Electronics and the Company

10.5	(1)	Form of Indemnity Agreement

10.6	(2)	Lease Agreement dated January 26, 1995 between Golden Gate Plaza and the Company

10.7	(3)	Private Line of Credit Agreement dated December 31, 1997 between Kingsbridge Capital Limited and the Company

10.8	(4)	Private Securities Subscription Agreement dated March 31, 1998 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.9	(5)	Stock Purchase Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.10	(5)	Registration Rights Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.11	(6)	Private Securities Subscription Agreement dated October 15, 1999 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.12	(7)	1998 Stock Option Plan (compensatory plan)

10.13	(8)	Stock purchase agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.14	(8)	Registration Rights Agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.15	*	Amendment to Lease Agreement between Golden Gate Plaza and the Company

10.16	(9)	Registration Rights Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.17	(9)	Shareholder Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.18	(9)	Consulting Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.19	(9)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.20	(10)	Preferred Stock Purchase Agreement by and between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

10.21	(10)	Registration Rights Agreement between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

23.1		Consent of KPMG LLP

24.1	*	Power of Attorney

*	Previously filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.

(4)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

(5)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.

(6)	Incorporated by reference to exhibits to Registration Statement on Form S-3 filed on March 17, 2000.

(7)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(8)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed with the Commission on May 21, 2001.

(9)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on March 14, 2001.

(10)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on December 19, 2001.

(b)    Reports on Form 8-K:

Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2002; Item 5 — Other Events. Announced that Sonic Solutions had entered into a licensing agreement with Microsoft Corporation (“Microsoft”). Under the terms of the multiyear licensing agreement, Microsoft will license the technology underlying Sonic Solutions’ DVD-Video-authoring applications. Sonic Solutions will provide core technology and development expertise to Microsoft. The companies will also cooperate in a number of ways in marketing, customer education, and standards development for their DVD-related products.

Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2002; Item 5 — Other Events. Announced that Sonic Solutions had entered into an agreement under which Axeda will license Ravisent’s software DVD player and other digital media technologies to Sonic. Under the agreement, Sonic Solutions will pay Axeda a one-time fee of $2 million for the license and related agreements, and in return will obtain exclusive rights to deploy the Ravisent technologies in the personal computer market. Sonic Solutions will also expand its engineering team through the addition of key engineering talent from Axeda.

FINANCIAL STATEMENT SCHEDULE

SONIC SOLUTIONS

VALUATION AND QUALIFYING ACCOUNTS

As of and for the Years Ended March 31, 2000, 2001 and 2002
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended March 31, 2000
Allowance for doubtful accounts	$140	650	—	(319)	471
Allowance for returns	459	—	—	—	459

	$599	650	—	(319)	930

Year ended March 31, 2001
Allowance for doubtful accounts	$471	170	—	(95)	546
Allowance for returns	459	—	—	—	459

	$930	170	—	(95)	1,005

Year ended March 31, 2002
Allowance for doubtful accounts	$546	—	—	(489)	57
Allowance for returns	459	—	—	(133)	326

	$1,005	—	—	(622)	383

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on this 27th day of June, 2002.

Sonic Solutions

By:	/s/ ROBERT J. DORIS
Robert J. Doris, President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Doris and A. Clay Leighton, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10–K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 27, 2002	/s/ ROBERT J. DORIS
President and Director (Principal Executive Officer) Robert J. Doris

June 27, 2002	/s/ MARY C. SAUER
Senior Vice President of Business Development and Director Mary C. Sauer

June 27, 2002	/s/ ROBERT M. GREBER
Director Robert M. Greber

June 27, 2002	/s/ PETER J. MARGUGLIO
Director Peter J. Marguglio

June 27, 2002	/s/ R. WARREN LANGLEY
Director R. Warren Langley

June 27, 2002	/s/ A. CLAY LEIGHTON
Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton