Form 10-Q
period 2002-06-30
SONIC SOLUTIONS/CA/
filed 2002-08-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _________________

Commission File Number:  72870

SONIC SOLUTIONS
(Exact name of registrant as specified in its charter)

California	93-0925818
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification No.)

101 Rowland Way, Suite 110 Novato, CA	94945
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(415) 893-8000
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x            No

The number of outstanding shares of the registrant’s Common Stock on July 31, 2002, was 15,635,698.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Balance Sheets
(in thousands, except share amounts)

	2002

ASSETS	March 31	June 30

		(unaudited)
Current Assets:
Cash and cash equivalents	$11,114	9,642
Accounts receivable, net of allowance for returns and doubtful accounts of $383
and $433 at March 31, 2002 and June 30, 2002, respectively	3,143	3,998
Inventory	390	478
Prepaid expenses and other current assets	616	686

Total current assets	15,263	14,804

Fixed assets, net	1,123	1,283
Purchased and internally developed software costs, net	1,488	1,434
Goodwill	0	1,818
Other assets	604	763

Total assets	$18,478	20,102

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,756	5,591
Deferred revenue and deposits	8,526	6,134

Total current liabilities	13,282	11,725

Commitments and contingencies
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 982,691 and 982,691 shares issued and outstanding at March 31, 2002 and June 30,
2002 respectively	2,832	2,832
Common stock, no par value, 30,000,000 shares authorized; 14,963,939 and 15,613,833 shares issued and outstanding at March 31, 2002
and June 30, 2002, respectively	31,240	33,845
Accumulated deficit	(28,876)	(28,300)

Total shareholders’ equity	5,196	8,377

Total liabilities and shareholders’ equity	$18,478	20,102

See accompanying notes to condensed financial statements.

Sonic Solutions

Condensed Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarter Ended June 30,

	2001	2002

Net revenue	$4,204	7,384
Cost of revenue	1,389	1,907

Gross profit	2,815	5,477

Operating expenses:
Marketing and sales	2,176	2,146
Research and development	1,448	1,892
General and administrative	450	857
Business integration	383	0

Total operating expenses	4,457	4,895

Operating income (loss)	(1,642)	582

Other income, (expense), net	(1)	34

Income (loss) before income taxes	(1,643)	616

Provision for income taxes	0	40

Net income (loss)	(1,643)	576

Dividends paid to preferred shareholders	12	46

Net income (loss) applicable to common shareholders	($1,655)	530

Net income (loss) per share applicable to common shareholders
Basic	($0.12)	0.03

Diluted	($0.12)	0.03

Shares used in computing per share net income (loss) per share
Basic	13,399	15,289

Diluted	13,399	19,307

See accompanying notes to condensed financial statements.

Sonic Solutions

Condensed Statements of Cash Flows
(in thousands — unaudited)

	Quarter Ended June 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	($1,643)	576
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	597
Provision for returns and doubtful accounts, net of write-offs	(26)	50
Interest expense amortization	2	0
Changes in operating assets and liabilities:
Accounts receivable	263	(905)
Inventory	2	(88)
Prepaid expenses and other current assets	117	(22)
Other assets	(12)	(159)
Accounts payable and accrued liabilities	(37)	835
Deferred revenue and deposits	694	(2,392)

Net cash generated by (used in) operating activities	7	(1,508)

Cash flows from investing activities:
Purchase of fixed assets	(107)	(106)
Additions to purchased and internally developed software	(128)	(188)
Cash paid for purchase of Ravisent, including transaction costs	0	(2,275)

Net cash used in investing activities	(235)	(2,569)

Cash flows from financing activities:
Proceeds from exercise of common stock options	0	661
Proceeds from equity line financing, net of closing costs	682	1,990
Payment of dividends	0	(46)
Repayments of subordinated debt	(59)	0
Principal payments on capital leases	(8)	0

Net cash generated by financing activities	615	2,605

Net increase (decrease) in cash and cash equivalents	387	(1,472)

Cash and cash equivalents, beginning of period	1,616	11,114

Cash and cash equivalents, end of period	$2,003	9,642

Supplemental disclosure of cash flow information:

Interest paid during period	$2	0

Income taxes paid during period	$0	4

Noncash financing and investing activities:
Issuance of preferred stock dividend	$24	0

Conversion of warrants to common stock	$0	1

See accompanying notes to condensed financial statements.

Sonic Solutions

Notes to Condensed Financial Statements
(unaudited)

(1)      Basis of Presentation

              The accompanying unaudited condensed financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company” have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission (SEC).

Use of Estimates and Certain Concentrations
              We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

              We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

              Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

              Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized under the “percentage of completion” method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

              Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; and (3) amounts billed to technology customers for license and development agreements.

   (2)      Basic and diluted income (loss) per share

              The following table sets forth the computations of shares and net income (loss) per share, applicable to common shareholders used in the calculation of basic and diluted net income (loss) per share for the first quarter ended June 30, 2002 and 2001 (in thousands, except per share data, unaudited), respectively:

	2001	2002

Net income (loss)	($1,643)	576

Dividends paid to preferred shareholder	12	46

Net income (loss) applicable to common shareholders	($1,655)	530

Shares used in computing per share net income (loss)

Basic	13,399	15,289

Diluted	13,399	19,307

Net income (loss) per share applicable to common shareholders

Basic	($0.12)	0.03

Diluted	($0.12)	0.03

              As of June 30, 2001 potentially dilutive shares totaling 721,791, for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in diluted loss per share as their effect was anti-dilutive for those periods. As of June 30, 2002, dilutive shares totaling 4,018,608, for convertible preferred stock and options with exercise prices less than the market price as of June 30, 2002, were included in the diluted income per share calculation. The computation of diluted earnings per share excludes stock options to purchase 1,093,842 shares of common stock. The shares were excluded because the exercise prices for the options were greater than the respective market price of the common shares and their inclusion would be anti-dilutive.

(3)       Inventory

              The components of inventory consist of (in thousands, unaudited):

	March 31,	June 30,

	2002	2002

Finished goods	$76	140
Work-in-process	–	–
Raw materials	314	338

	$390	478

(4)       Ravisent License Agreement

            On May 24, 2002, we entered into an agreement with Axeda, under which Axeda licensed Ravisent’s software DVD player and other digital media technologies to us. Under the agreement, we paid Axeda a one-time fee of $2 million for the license and related agreements, and in return we obtained exclusive rights to deploy the Ravisent technologies in the personal computer market. As part of this agreement we acquired a revenue generating business, fixed assets, developed software and engineering employees.

            The accounting for this transaction was applied pursuant to the purchase accounting method. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Cash paid	$2,000
Estimated transaction costs	275

Total purchase price	$2,275

Goodwill	$1,818
Fixed assets	270
Developed software	139
Prepaid expenses	48

Total assets acquired	$2,275

(5)       Credit Facilities and Debt Restructuring

              On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital. Under this Agreement, we may receive (“draw”) cash from Kingsbridge in exchange for our common stock. The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock. Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price. Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public. On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the registration statement became effective. Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the registration statement. During the fiscal year March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of common stock. During the first quarter ended June 30, 2002, we drew $2,000,000 from the equity line for which we issued 269,360 shares of common stock. The maximum number of shares we can sell after June 30, 2002 under this agreement is approximately 420,000 shares with gross proceeds of approximately $2,940,000 (assuming a market price for our shares of $7.00 per share.)

              In October 1999, $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance per various financing agreements was restructured into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The unpaid balance at March 31, 2000 and 2001 was $600,000 and $57,000, respectively. During the year ended March 31, 2001, all of the shares of Series C convertible Preferred Stock were converted to common stock. In connection with the debt restructuring, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50 expiring on April 30, 2006. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. These warrants were exercised with respect to 70,000 shares at various times during fiscal years 2001 and 2002. During the first quarter ended June 30, 2002, warrants with respect to the remaining 50,000 shares were exercised.

(6)        Equity Financing – Convertible Preferred Stock

Convertible Preferred Stock – Series D

              In February, 2001, we issued 700,000 shares of Series D Convertible Preferred Stock (the Preferred Stock) to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share. Certain of the rights, preferences, and privileges of the holders of the Series D Preferred Stock include the following:

•	Dividends are cumulative and are payable only upon declaration by our Board of Directors at an annual rate of $0.20 per share, until such shares have been converted into common stock. Such distributions shall be payable quarterly in arrears for each calendar quarter of each fiscal year.

•	Holders have a liquidation preference of $5.00 per share plus all accrued but unpaid dividends, in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

•	Each share has voting rights equal to the number of shares of common stock into which such shares could be converted.

•	Each share is convertible at any time into one share of Common Stock subject to certain anti-dilution provisions.

Convertible Preferred Stock – Series E

              In December, 2001, we sold 250,000 shares of Series E Preferred Stock to Sanshin Electronic Co., Ltd. for $1,000,000. The Series E Preferred Stock was sold to Sanshin pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Sanshin, the only investor, provided representations to Sonic Solutions that enabled Sonic Solutions to rely on this exemption, including the following: Sanshin’s status as an accredited investor, its sophistication and its intention to hold the securities. Certain of the rights, preferences and privileges of the holder of the Series E Preferred Stock include the following:

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

(7)      Significant Customer Information and Segment Reporting

              Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

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

         Revenues by Product Line (in thousands):

	Quarter Ended June 30,

	2001	2002

Net revenue
DVD creation software	$1,166	4,772
Professional products	3,038	2,612

Total net revenue	$4,204	7,384

              Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

              Revenues by Geographic Location (in thousands):

	Quarter Ended June 30,

	2001	2002

North America	$1,952	5,837
Export:
Europe	1,088	423
Pacific Rim	1,146	1,124
Other international	18	0

Total net revenue	$4,204	7,384

              We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

              Significant customer information (in thousands):

	Percent of Total Net Revenue Quarters Ended June 30,		Percent of	Percent of
			Total	Total
			Accounts	Accounts
			Receivable	Receivable
			June 30,	June 30,

	2001	2002	2001	2002

Customer A	13%	3%	9%	4%
Customer B	0%	16%	0%	5%
Customer C	0%	20%	0%	0%

Customer A is a current distributor and a shareholder of the Company. Included in deferred revenue at June 30, 2002, was an amount of approximately $189,000, received from Customer A.

Revenue recognized from Customers B and C is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

(8)      Recently Issued Accounting Pronouncements

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in August 2001, and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt SFAS No. 143 effective April 1, 2003 and have adopted SFAS No. 144 effective April 1, 2002. The effect of adopting SFAS No. 143 is not expected to have a material effect on our financial position or results of operations. The adoption of SFAS 144 has not had a material impact on our financial position or results of operations.

              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142, addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. We adopted SFAS No. 142 effective April 1, 2002. The Company did not have any intangible assets on April 1, 2002. The adoption of SFAS No. 142 has not had a material impact on our financial position or results of operations.

              In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”, and Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends FASB Statement No. 13 “Accounting for Leases” to eliminate the required accounting for sale-leaseback transactions. We expect to adopt SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 is not expected to have a material effect on our financial position or results of operations.

              In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses how costs associated with an exit activity or with a disposal of long-lived assets should be accounted for. SFAS No. 146 is effective for activities initiated after December 31, 2002, therefore, we expect to adopt SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

              This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our Annual Report on Form 10-K for the year ended March 31, 2002 and our other filings with the Securities and Exchange Commission.

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

              A large portion of our quarterly professional product revenenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if professional revenue generated in the last few weeks of a quarter or if OEM partner shipments do not meet our forecast, operating results can be very negatively affected.

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

              - Revenue Recognition

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

              We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

              Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized under the “percentage of completion“ method of contract accounting. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

              Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; and (3) amounts billed to technology customers for license and development agreements.

              - Allowance for Doubtful Accounts

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

               - Capitalized Software

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

              - Impairment of Goodwill and Other Intangible Assets

              On January 1, 2002 we adopted SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase.

              On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired.

               - Other Contingencies

              We are subject to various claims relating to product, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

              The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the first quarter ended June 30, 2001 and 2002 (in thousands):

	Quarter Ended June 30

	2001	2002

Net revenue	100.0%	100.0
Cost of revenue	33.0	25.8

Gross profit	67.0	74.2
Operating expenses:
Marketing and sales	51.8	29.1
Research and development	34.4	25.6
General and administrative	10.7	11.6
Business integration	9.1	0.0

Total operating expenses	106.0	66.3

Operating income (loss)	(39.0)	7.9
Other income (expense)	0.0	0.5
Provision (benefit) for income taxes	0.0	0.6

Net income (loss)	(39.0)%	7.8

Comparison of First Quarters Ended June 30, 2001 and 2002

              NET REVENUE. Our net revenue increased from $4,204,000 for the first quarter ended June 30, 2001 to $7,384,000 for the first quarter ended June 30, 2002, representing an increase of 76%. The increase in net revenue was primarily due to the increase in sales of our DVD creation software products which increased approximately 309%. Included in DVD creation software sales is revenue recognized on new license development contracts which were entered into during the second half of fiscal 2002. This increase was offset in part by decreases in our professional audio and DVD sales of approximately 14%.

              International sales accounted for 53.6% and 20.7% of our net revenue for the first quarter ended June 30, 2001 and 2002, respectively. See Note 7 of Notes to Condensed Financial Statements. International sales have historically represented approximately 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. However, the percentage may decrease due to the anticipated increase in domestic OEM revenue related to sales of our DVD creation software products.

              COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 33.0% for the first quarter ended June 30, 2001 to 25.8% for the quarter ended June 30, 2002. The decrease in cost of revenue was primarily due to a shift in sales product mix towards higher margin consumer DVD products (including software license and development contracts) and to the reduction of hardware as a percentage of revenue in our professional DVD systems.

              MARKETING AND SALES. Our marketing and sales expenses decreased from $2,176,000 for the first quarter ended June 30, 2001 to $2,146,000 for the first quarter ended June 30, 2002.

Marketing and sales represented 51.8% and 29.1% of net revenue for the first quarter ended June 30, 2001 and 2002, respectively. Our marketing and sales expenses decreased due to a decrease in headcount from fourty-four at June 30, 2001 to forty-one at June 30, 2002. This decrease was offset in part by increases in dealer and employee commission expenses, which as a percentage of net revenue increased from 4.0% for the first quarter ended June 30, 2001 to 7.0% for the first quarter ended June 30, 2002.

              RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $1,448,000 for the first quarter ended June 30, 2001 to $1,892,000 for the first quarter ended June 30, 2002. Our research and development expenses represented 34.4% and 25.6% of net revenue for the first quarter ended June 30, 2001 and 2002, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from thirty-six at June 30, 2001 to fifty-eight at June 30, 2002 which was offset in part by a decrease in consulting and translation expenses relating to our DVD creation software products.

              We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the first quarter ended June 30, 2002 we capitalized approximately $120,000 and amortized approximately $149,000 and during the first quarter ended June 30, 2001 we capitalized approximately $120,000 and amortized approximately $147,000 (excluding amount amortized relating to Daikin and Ravisent acquisitions.) We expect to continue to amortize more than we capitalize.

              GENERAL AND ADMINISTRATIVE. Our general and administrative expenses increased from $450,000 for the first quarter ended June 30, 2001 to $857,000 for the first quarter ended June 30, 2002. Our general and administrative expenses represented 10.7% and 11.6% of net revenue for the first quarter ended June 30, 2001 and 2002, respectively. The increase was primarily due to increased rent, insurance, professional and other general expenses primarily related to the overall increase in headcount from ninety-five to one hundred and seventeen. We anticipate that general and administrative expenses will increase in the future as costs increase and our operations expand.

              BUSINESS INTEGRATION EXPENSE. In conjunction with the Daikin acquisition completed in February 2001, for the first quarter ended June 30, 2001, we incurred expenses to transition the business to our management. As such, these expenses do not exist during the first quarter ended June 30, 2002. This transition has been completed and all expenses were incurred as of the quarter ended December 31, 2001. Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001.

              OTHER INCOME AND EXPENSE. Other income on our statement of operations includes the interest we earned on cash balances and short term investments. Other expense includes primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

              PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for the first quarters ended June 30, 2001 and 2002. For the first quarter ended June 30, 2002, foreign tax expense was recorded to reflect the taxes withheld by various Japanese customers and paid to the Japanese taxing authorities. In the fiscal year ended March 31, 1997, we exhausted our ability to carryback tax losses resulting from operations.

              LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital. See Note 5 of "Notes to Condensed Financial Statements" for further discussion.

              Our operating activities generated cash of $7,000 for the first quarter ended June 30, 2001 and used cash of $1,508,000 for the first quarter ended June 30, 2002. During the quarter ended June 30, 2001, cash generated from operations included a net loss of $1,643,000 including depreciation and amortization of $647,000. Cash generated from operations was primarily generated by the increase in deferred revenue of $694,000 and the decrease in accounts receivables of $263,000 due to strong collections.

              During the quarter ended June 30, 2002, cash used in operations included net income of $576,000 including depreciation and amortization of $597,000. Cash used in operations was primarily the result of the decrease in deferred revenue of $2,392,000 as a result of revenue recognized on various OEM and development contracts, the increase in accounts receivables of $905,000 primarily due to increased sales, offset in part by the increase in accounts payable and accrued liabilities of $835,000. During the quarter ended June 30, 2002, cash was used in the amount of $2,275,000, to complete the acquisition of the Ravisent product line from Axeda.

              During the quarters discussed above, our current ratio increased primarily due to increase in cash from deposits and prepayments received from OEM and licensing customers which was offset in part by the increase in the deferred revenue account. In addition to our operations, we utilized cash during both quarters to purchase new fixed assets and to develop and purchase software that was added to capitalized software.

             We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the first quarters ended June 30, 2001 and 2002 was approximately $278,000 and $335,000 respectively. Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are approximately $4,425,000. Approximately $738,000 will be expensed during the remainder of fiscal year 2003.

              During the first quarters ended June 30, 2001 and 2002, we augmented cash on hand primarily by drawing on the equity credit line described above. We cannot estimate the impact, if any, on the trading price of our common stock in the event that we sell shares in the future under the equity line. Future sales may depress our stock price since stock is sold under the equity lines at approximately an 8% to 12% discount from the market price.

              We believe that existing cash, cash equivalents and short term investments, cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the middle of fiscal year 2004.

              As of June 30, 2002, we had cash and cash equivalents of $9,642,000 and working capital of $3,079,000.

              Risk Factors.  You should carefully consider the risk factors set forth below:

              We have had losses in each of the past five fiscal years.

              We were unprofitable during each of the last five fiscal years. For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000. We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year. We were profitable in the fourth quarter of the 2002 fiscal year and the first quarter of the 2003 fiscal year. Although we have provided revenue and earnings guidance indicating profitability during fiscal 2003, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline. The other risks identified below could also cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

              During the fiscal years ended March 31, 2000 and 2001, and the first quarter of fiscal year 2003, we had negative operating cash flows.

              During the fiscal years ended March 31, 2000 and 2001, we had a negative operating cash flow of $2,628,000 and $848,000 , respectively. This means that without access to outside capital we would have had to cease or significantly curtail operations. During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000. The positive cash flow for fiscal year ended March 31, 2002 was due primarily to the increase in sales and the increase in deferred revenue. During the first quarter ended June 30, 2002, we had a negative operating cash flow of $1,508,000, primarily due to the decrease in deferred revenue and deposits as a result of recognizing revenue on certain OEM and development agreements and the increase in accounts receivable. There are no assurances that we may continue to report positive operating cash flow in the future, and we might need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

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

              As of March 31, 2002, we had sold under this agreement 1,707,962 shares of common stock with gross proceeds to us of approximately $2,600,000 During the first quarter ended June 30, 2002, we sold 269,360 shares of common stock with gross proceeds to us of approximately $2,000,000. Because of the limit on the number of shares we can sell to Kingsbridge, the maximum number of shares we can sell after June 30, 2002 under this agreement is approximately 420,000 shares with gross proceeds of approximately $2,940,000 (assuming a market price of our shares of $7.00 per share). Sale of the maximum number of shares would result in dilution to our shareholders of approximately 3%. Stated another way, if we sold the maximum number of shares to Kingsbridge still available under the equity line, then the ownership percentage of our existing shareholders (excluding insider common share ownership) would decline from approximately 86.3% to approximately 83.3% of our Company.

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

              On May 24, 2002, we entered into an agreement with Axeda in which Axeda licensed Ravisent’s software DVD player and other digital media technologies to us. Under this agreement, we paid Axeda a one-time fee of $2 million for the license and related agreements, and in return obtained exclusive rights to deploy the RAVISENT technologies in the personal computer market. In addition, we acquired certain key engineers from Axeda. Any failure to successfully integrate the Axeda technology or employees could impact us negatively.

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

              Our products are based on integrated circuits or “chips” produced by other companies. For example, we use the IBM I960 chip manufactured by IBM and the Motorola DSP chip manufactured by Motorola. If these chip manufacturers or another chip manufacturer that we may be using discontinues or redesigns the chips we use for our products, then we will likely incursignificant costs to redesign our products to handle these changes. We cannot estimate the amount of these costs or the likelihood that we will have to redesign our products.

               Our reliance on outsourcing and single suppliers for our manufacturing and components makes us vulnerable to supplier operational problems.

              Our outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier – Arrow Bell Electronics. In addition, we often use components that are only available from a single source. Those components include, for example, Phillip’s Video Scaler and various Xilinx devices. Reliance on a single supplier for manufacturing or for certain manufacturing components makes us vulnerable to operating or financial problems encountered by those suppliers.

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

              Approximately 35% of our revenue derives from revenue recognized on development and licensing agreements for the first quarter ended June 30, 2002.

              During the first quarter ended June 30, 2002, approximately 35% of our revenue was derived from revenue recognized on development and licensing agreements from two customers, which were entered into during the third quarter of fiscal year 2002. During the last three fiscal years, 2000, 2001, 2002, and the first quarter ended June 30, 2002, between 2% and 11% of our revenue was derived from sales of audio processing subsystems to Discreet Logic. During the fiscal years 2000, 2001, 2002, and the first quarter ended June 30, 2002 an additional 10%, 12%, 6% and 2%, respectively, of our revenue was derived from sales to our Japanese dealer, Sanshin Electronics Company who is also a shareholder in the Company. Additionally, during the fiscal year ended 2002 and the first quarter ended June 30, 2002, an additional 8% and 2% of our revenue was derived from sales to Daikin Industries, Ltd., our Japanese distributor and a shareholder in the Company. A decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements would cause a significant decrease in our revenue.

              A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

              Revenue derived from these customers accounted for approximately 39% and 47% of our revenues in fiscal years 2002 and 2001, respectively and for approximately 53.6% and 20.7% of our revenues for the first quarters ended June 30, 2001 and 2002, respectively. These foreign customers expose us to the following risks, among others:

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

              Based upon the number of shares of common stock outstanding on June 30, 2002, conversion of 982,691 shares of preferred stock into common stock would dilute our shareholders by approximately 6%. This potential dilution could reduce the market price of our common stock.

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

                            PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

                            We are not party to any material legal proceedings.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                            No disclosure is required or applicable pursuant to Item 102 of Regulation S-K

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on June 12, 2002, making an Item 5 disclosure announcing that on May 24, 2002, it had entered into an agreement under which Axeda will license Ravisent’s software DVD player and other digital media technologies to Sonic Solutions. Under the agreement, Sonic Solutions will pay Axeda a one-time fee of $2 million for the license and related agreements, and in return will obtain exclusive rights to deploy the Ravisent technologies in the personal computer market. Sonic Solutions will also expand its engineering team through the addition of key engineering talent from Axeda.

                                            23

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of August, 2002.

   SONIC SOLUTIONS

Signature	Date

/s/ Robert J. Doris	August 13, 2002
Robert J. Doris
President and Director (Principal Executive Officer)

/s/ A. Clay Leighton	August 13, 2002
A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)