Form 10-Q
period 2002-09-30
SONIC SOLUTIONS/CA/
filed 2002-11-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number:  72870

SONIC SOLUTIONS
(Exact name of registrant as specified in its charter)

California	93-0925818
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

101 Rowland Way, Suite 110 Novato, CA	94945
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(415) 893-8000
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of outstanding shares of the registrant’s Common Stock on November 6, 2002, was 16,470,907.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2002

PART I – FINANCIAL INFORMATION

                         ITEM 1.     CONDENSED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Balance Sheets
(in thousands, except share amounts)

	2002

	March 31	September 30

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,114	10,059
Accounts receivable, net of allowance for returns and doubtful accounts of $383 and $433 at March 31, 2002 and September 30, 2002, respectively	3,143	3,465
Inventory	390	458
Prepaid expenses and other current assets	616	588

Total current assets	15,263	14,570
Fixed assets, net	1,123	1,182
Purchased and internally developed software costs, net	1,488	1,216
Goodwill	0	1,818
Other assets	604	758

Total assets	$18,478	19,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,756	5,671
Deferred revenue and deposits	8,526	4,293

Total current liabilities	13,282	9,964

Commitments and contingencies
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 982,691and 373,775 shares issued and outstanding at March 31, 2002 and September 30, 2002, respectively	2,832	1,330
Common stock, no par value, 30,000,000 shares authorized; 14,963,939 and 16,451,846 shares issued and outstanding at 31, 2002 and September 30, 2002, respectively	31,240	35,814
Accumulated deficit	(28,876)	(27,564)

Total shareholders’ equity	5,196	9,580

Total liabilities and shareholders’ equity	$18,478	19,544

See accompanying notes to condensed financial statements.

Sonic Solutions

Condensed Statements of Operations
(in thousands, except per share amounts - unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,

	2001	2002	2001	2002

Net revenue	$3,974	7,488	8,178	14,872
Cost of revenue	1,368	1,789	2,757	3,696

Gross profit	2,606	5,699	5,421	11,176

Operating expenses:
Marketing and sales	2,210	2,001	4,386	4,147
Research and development	1,427	2,250	2,875	4,142
General and administrative	512	722	962	1,579
Business integration	247	0	630	0

Total operating expenses	4,396	4,973	8,853	9,868

Operating income (loss)	(1,790)	726	(3,432)	1,308
Other income, net	6	28	5	62

Income (loss) before income taxes	(1,784)	754	(3,427)	1,370
Provision for income taxes	0	18	0	58

Net income (loss)	$(1,784)	736	(3,427)	1,312
Dividends paid to preferred shareholders	18	27	30	73

Net income (loss) applicable to common shareholders.	$(1,802)	709	(3,457)	1,239

Net income (loss) per share applicable to common shareholders
Basic	$(0.13)	0.04	(0.25)	0.08

Diluted	$(0.13)	0.04	(0.25)	0.07

Shares used in computing per share net income (loss) per share
Basic	14,068	16,032	13,734	15,660

Diluted	14,068	19,138	13,734	18,767

See accompanying notes to condensed financial statements.

Sonic Solutions

Condensed Statements of Cash Flows
(in thousands — unaudited)

	Six Months Ended September 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(3,427)	1,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,281	1,223
Provision for returns and doubtful accounts, net of write-offs	(113)	50
Interest expense amortization	2	0
Changes in operating assets and liabilities:
Accounts receivable	1,158	(372)
Inventory	91	(68)
Prepaid expenses and other current assets	25	76
Other assets	8	(154)
Accounts payable and accrued liabilities	(444)	915
Deferred revenue and deposits	948	(4,233)
Net cash used in operating activities
	(471)	(1,251)
Cash flows from investing activities:
Purchase of fixed assets	(201)	(269)
Additions to purchased and internally developed software	(256)	(332)
Cash paid for purchase of Ravisent, including transaction costs	0	(2,275)
Net cash used in investing activities
	(457)	(2,876)
Cash flows from financing activities:
Proceeds from exercise of common stock options	0	1,155
Proceeds associated with equity line financing	1,365	1,990
Payment of dividends	0	(73)
Repayments of subordinated debt	(59)	0
Principal payments on capital leases	(10)	0

Net cash generated by financing activities	1,296	3,072

Net increase (decrease) in cash and cash equivalents	368	(1,055)
Cash and cash equivalents, beginning of period	1,616	11,114

Cash and cash equivalents, end of period	$1,984	10,059

Supplemental disclosure of cash flow information:
Interest paid during period	$2	0

Income taxes paid during period	$0	4

Noncash financing and investing activities:
Issuance of preferred stock dividend	$30	0

Conversion of warrants to common stock	$0	1

Conversion of preferred stock to common stock	$0	1,502

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

Use of Estimates and Certain Concentrations
         We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  We are also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period.  We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.

Revenue Recognition
         We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements” and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements.  The fair value of an element must be based on vendor-specific objective evidence.

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

          Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; and (3) amounts billed to technology customers for license and development agreements in advance of recognizing the related revenue.

(2)     Basic and diluted income (loss) per share

          The following table sets forth the computations of shares and net income (loss) per share, applicable to common shareholders used in the calculation of basic and diluted net income (loss) per share for the quarter and six months ended September 30, 2001 and 2002 (in thousands, except per share data, unaudited), respectively.

	Quarter Ended September 30, 2001	Quarter Ended September 30, 2002	Six Months Ended September 30, 2001	Six Months Ended September 30, 2002

Net income (loss)	$(1,784)	736	(3,427)	1,312
Dividends paid to preferred shareholder	18	27	30	73

Net income (loss) applicable to common shareholders	$(1,802)	709	(3,457)	1,239

Shares used in computing per share net income (loss)
Basic	14,068	16,032	13,734	15,660

Diluted	14,068	19,138	13,734	18,767

Net income (loss) per share applicable to common shareholders
Basic	$(0.13)	0.04	(0.25)	0.08

Diluted	$(0.13)	0.04	(0.25)	0.07

          As of September 30, 2001 potentially dilutive shares totaling 783,228 for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in diluted loss per share as their effect was anti-dilutive for those periods.  As of September 30, 2002, dilutive shares totaling 3,106,512 for convertible preferred stock and options with exercise prices less than the market prices as of September 30, 2002, were included in the diluted income per share calculation.  The computation of diluted earnings per share excludes stock options to purchase 1,334,065 shares of common stock.  The shares were excluded because the exercise prices for the options were greater than the respective market price of the common shares and their inclusion would have been anti-dilutive.

(3)     Inventory

          The components of inventory consist of (in thousands):

	March 31, 2002	September 30, 2002

Finished goods	$76	109
Raw materials	314	349

	$390	458

(4)     Ravisent License Agreement

          On May 24, 2002, we entered into an agreement with Axeda, under which Axeda licensed Ravisent’s software DVD player and other digital media technologies to us.  Under the agreement,

we paid Axeda a one-time fee of $2,000,000 for the license and related agreements, and in return we obtained exclusive rights to deploy the Ravisent technologies in the personal computer market.  As part of this agreement we acquired a revenue generating business, fixed assets, developed software and engineering employees.

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

(5)     Credit Facilities and Debt Restructuring

          On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital.  Under this Agreement, we may receive (“draw”) cash from Kingsbridge in exchange for our common stock.  The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock.  Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price.  Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public.  On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the registration statement became effective.  Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the registration statement and amendments.  During the fiscal year March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of common stock.  During the first quarter ended June 30, 2002, we drew $2,000,000 from the equity line for which we issued 269,360 shares of common stock.  The maximum number of shares we can sell after September 30, 2002 under this agreement is approximately 420,000 shares with gross proceeds of approximately $2,940,000 (assuming a market price for our shares of $7.00 per share.)

          In October 1999, $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance per various financing arrangements was restructured into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt.  The unpaid balance at March 31, 2000 and 2001 was $600,000 and $57,000, respectively.  During the year ended March 31, 2001, all of the shares of Series C convertible Preferred Stock were converted to common stock.  In connection with the debt restructuring, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50, expiring on April 30, 2006.  The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. These warrants were exercised with respect to 70,000 shares at various times during fiscal years 2001 and 2002.  During the first quarter ended June 30, 2002, warrants with respect to the remaining 50,000 shares were exercised.

(6)     Equity Financing – Convertible Preferred Stock

Convertible Preferred Stock – Series D

                In February, 2001, we issued 700,000 shares of Series D Convertible Preferred Stock (the Preferred Stock) to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share.  During the quarter ended September 30, 2002, Daikin converted 350,000 shares of their Series D Convertible Preferred Stock into 350,000 shares of Common Stock.  Certain of the rights, preferences, and privileges of the holders of the Series D Preferred Stock include the following:

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

Convertible Preferred Stock – Series E

                In December, 2001, we sold 250,000 shares of Series E Preferred Stock to Sanshin Electronic Co., Ltd. for $1,000,000.  The Series E Preferred Stock was sold to Sanshin pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  Sanshin, the only investor, provided representations to Sonic Solutions that enabled Sonic Solutions to rely on this exemption, including the following:  Sanshin’s status as an accredited investor, its sophistication and its intention to hold the securities.  During the quarter ended September 30, 2002, Sanshin converted all of their Series E Preferred Stock into Common Stock.

(7)     Significant Customer Information and Segment Reporting

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

          Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance.  The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying statements of operations.  Therefore, we operate in, and measure our results in a single operating segment. As such, we are required to disclose the following revenue by product line revenue by geographic and significant customer information:

          Revenues by Product Line (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,

	2001	2002	2001	2002

Revenues
DVD creation software	$1,309	5,210	2,475	9,982
Professional products	2,665	2,278	5,703	4,890

Total net revenue	$3,974	7,488	8,178	14,872

        Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

          Revenues by Geographic Location (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,

	2001	2002	2001	2002

North America	$2,165	5,493	4,117	11,330
Export:
Europe	717	628	1,805	1,052
Pacific Rim	1,080	1,367	2,226	2,490
Other international	12	0	30	0

Total net revenue	$3,974	7,488	8,178	14,872

          We sell our products to customers categorized geographically by each customer’s country of domicile.  We do not have any material investment in long lived assets located in foreign countries for any of the periods presented.

          Significant customer information:

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,

	2001	2002	2001	2002	2001	2002

Customer A	10%	2%	10%	2%	0%	0%
Customer B	0%	14%	0%	15%	0%	4%
Customer C	0%	19%	0%	19%	0%	0%

Customer A is a current distributor and a shareholder of the Company.  Included in deferred revenue at September 30, 2002, was an amount of approximately $33,000, received from Customer A.

Revenue recognized from Customers B and C is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

(8)     Recently Issued Accounting Pronouncements

                   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later.  Use of the pooling-of-interest method is no longer permitted.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized.  We adopted SFAS No. 142 effective April 1, 2002.  The Company did not have any goodwill or non-amortizing intangible assets on April 1, 2002.  The adoption of SFAS No. 141 and 142 have not had a material impact on our financial position or results of operations.

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”(“SFAS No. 143”), in August 2001, and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in October 2001.  SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation.  SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We expect to adopt SFAS No. 143 effective April 1, 2003 and have adopted SFAS No. 144 effective April 1, 2002.  The effect of adopting SFAS No. 143 is not expected to have a material effect on our financial position or results of operations.  The adoption of SFAS 144 has not had a material impact on our financial position or results of operations.

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and Statement No. 44 “Accounting for Intangible Assets of Motor Carriers.  SFAS No. 145 also amends FASB Statement No. 13 “Accounting for Leases” to eliminate the required accounting for sale-leaseback transactions.  We expect to adopt SFAS No. 145 effective April 1, 2003.  The adoption of  SFAS No. 145 is not expected to have a material effect on our financial position or results of operations.

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

(9)     Subsequent Event

          On November 13, 2002, we announced that we have entered into a definitive agreement to acquire the Desktop and Mobile Division (DMD) of VERITAS Software Corporation.

          Under the agreement with VERITAS, we will issue $9,200,000 of convertible preferred stock to VERITAS for the DMD group's technology, products, customer base and development, marketing and sales force. Completion of the acquisition is subject to customary closing conditions. This acquisition will be accounted for under the purchase method of accounting.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934 that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions.  Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our Annual Report on Form 10-K for the year ended March 31, 2002 and our other filings with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period.  We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.

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

          We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements.  The fair value of an element must be based on vendor-specific objective evidence.

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

          Deferred revenue includes amounts billed to customers for which revenues have not been recognized which generally results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; and (3) amounts billed to technology customers for license and development agreements in advance of recognizing the related revenue.

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

          - Impairment of Goodwill and Other Intangible Assets

          On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase.

          On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  We do not have any long-lived assets which we consider to be impaired as of September 30, 2002.

           - Investment in SonicStudio LLC

          In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We account for this investment in SonicStudio LLC using the modified equity method. As of September 30, 2002, our investment in SonicStudio LLC totaled $220,471.

          Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000. The promissory note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by SonicStudio LLC, plus any share of profits paid by them to us. Once the note is retired, Sonic will continue to retain a 15% interest in SonicStudio LLC.

          - Other Contingencies

          We are subject to various claims relating to our products, technology, patent, shareholder and other matters.  We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters.  The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

          The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the quarters and six months ended September 30, 2001 and 2002:

	Quarters Ended September 30,		Six Months Ended September 30,

	2001	2002	2001	2002

Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	34.4	23.9	33.7	24.8

Gross profit	65.6	76.1	66.3	75.2
Operating expenses:
Marketing and sales	55.6	26.7	53.6	27.9
Research and development	35.9	30.1	35.2	27.9
General and administrative	12.9	9.6	11.8	10.6
Business integration	6.2	0.0	7.7	0.0

Total operating expenses	110.6	66.4	108.3	66.4

Operating income (loss)	(45.0)	9.7	(42.0)	8.8
Other expense	0.2	0.3	0.1	0.4
Provision (benefit) for income taxes	0.0	0.2	0.0	0.4

Net income (loss)	(44.8)%	9.8	(41.9)	8.8

Comparison of Second Quarters Ended September 30, 2001 and 2002

          NET REVENUE.  Our net revenue increased from $3,974,000 for the second quarter ended September 30, 2001 to $7,488,000 for the second quarter ended September 30, 2002, representing an increase of 88%.  For the six months ended September 30, 2002, net revenue increased from $8,178,000 to $14,872,000 compared to the same period in the prior fiscal year, representing an increase of 82%.  The increase in revenue for the quarter and six months ended September 30, 2002 was primarily due to the increase in sales of our DVD creation software products which increased approximately 298% and 303% for the second quarter and the six months ended September 30, 2002, respectively.  Included in DVD creation software sales is revenue recognized on license development contracts which were entered into during the second half of fiscal 2002.  The increases for both periods were offset in part by decreases in our professional audio and DVD sales of approximately 15% and 14% for the second quarter and the six months ended September 30, 2002, respectively.

          International sales accounted for 45.5% and 26.6% of our net revenue for the second quarter ended September 30, 2001 and 2002, respectively.  International sales accounted for 49.7% and 23.8% of net revenue for the six months ended September 30, 2001 and 2002, respectively.  See Note 7 of Notes to Condensed Financial Statements.  International sales have historically represented approximately 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.  However, the percentage has decreased in calendar year 2002 due to the increase in domestic OEM revenue related to sales of our DVD creation software products.

          COST OF REVENUE.  Our cost of revenue, as a percentage of net revenue decreased from 34.4% for the second quarter ended September 30, 2001 to 23.9% for the quarter ended September 30, 2002.  Cost of revenue, as a percentage of net revenue, decreased from 33.7% for the six months ended September 30, 2001 to 24.8% for the six months ended September 30, 2002.  The decrease in cost of revenue for the quarter ended and six months ended September 30, 2002, was primarily due to a shift in sales product mix towards higher margin DVD creation software products (including software license and development contracts) and to the reduction of hardware as a percentage of revenue in our professional DVD systems.

          MARKETING AND SALES.  Our marketing and sales expenses decreased from $2,210,000 for the second quarter ended September 30, 2001 to $2,001,000 for the second quarter ended September 30, 2002.  Marketing and sales expenses decreased from $4,386,000 for the six months ended September 30, 2001 to $4,147,000 for the six months ended September 30, 2002.  Marketing and sales represented 55.6%, 26.7%, 53.6% and 27.9%  of net revenue for the second quarters ended September 30, 2001 and 2002 and the six months ended September 30, 2001 and 2002, respectively. Our marketing and sales expenses decreased due to a decrease in headcount from forty-five at September 30, 2001 to forty-one at September 30, 2002.  The decrease was also due to decreases in dealer and employee commission expenses, which as a percentage of net revenue decreased from 10% for the quarter ended September 30, 2001 to 5% for the quarter ended September 30, 2002.

          RESEARCH AND DEVELOPMENT.  Our research and development expenses increased from $1,427,000 for the second quarter ended September 30, 2001 to $2,250,000 for the second quarter ended September 30, 2002 and increased from $2,875,000 for the six months ended September 30, 2001 to $4,142,000 for the six months ended September 30, 2002.  Our research and development expenses represented 35.9% and 30.1% of net revenue for the quarters ended September 30, 2001 and September 30, 2002, respectively, and, 35.2% and 27.9% of net revenue for the six months ended September 30, 2001 and 2002, respectively.  Our research and development expenses increased in fiscal 2003 primarily due to higher salary expense associated with an increase in headcount from forty at September 30, 2001 to seventy at September 30, 2002.

          We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86.  This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred.  Instead, they are recorded as an asset on our balance sheet.  The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included.  During the second quarter ended September 30, 2002, we capitalized approximately $122,000 and amortized approximately $139,000 and during the second quarter ended September 30, 2001, we capitalized approximately $130,000 and amortized approximately 159,000 (excluding amounts relating to Daikin and Ravisent acquisitions.)  During the six months ended September 30, 2002, we capitalized approximately $242,000 and amortized approximately $288,000 and during the six months ended September 30, 2001, we capitalized approximately $250,000 and amortized approximately $277,000 (excluding amounts relating to Daikin and Ravisent acquisitions.)  We expect to continue to amortize more than we capitalize in the future.

          GENERAL AND ADMINISTRATIVE.  Our general and administrative expense increased from  $512,000 for the second quarter ended September 30, 2001 to $722,000 for the second quarter ended September 30, 2002 and from $962,000 for the six months ended September 30, 2001 to $1,579,000 for the six months ended September 30, 2002.  Our general and administrative expenses represented 12.9% and 9.6% of net revenue for the quarters ended September 30, 2001 and 2002, respectively, and, 11.8% and 10.6% of net revenue for the six months ended September 30, 2001 and 2002, respectively.    The dollar increase was primarily due to increased rent, insurance, professional and other general expenses primarily related to the overall increase in headcount from one hundred and one at September 30, 2001 to one hundred and twenty six at September 30, 2002.  We anticipate that general and administrative expenses will increase in the future as costs increase and our operations expand.

          BUSINESS INTEGRATION EXPENSE.  In conjunction with the Daikin acquisition completed in February 2001, for the second quarter and six months ended September 30, 2001, we incurred expenses to transition the business to our management.  As such, these expenses do not exist during the second quarter and six months ended September 30, 2002.  This transition has been completed and all expenses were incurred as of the quarter ended December 31, 2001.  Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001.

          OTHER INCOME AND EXPENSE. Other income on our statement of operations includes the interest we earned on cash balances and short term investments.  Interest income was approximately $6,000 and $27,000 for the quarters ended September 30, 2001 and 2002, respectively and approximately $12,000 and $56,000 for the six months ended September 30, 2001 and 2002, respectively. Other expense includes primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.

          PROVISION FOR INCOME TAXES.  In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for the second quarters and six months ended September 30, 2001 and 2002 as the Company is utilizing it's net operating loss carryforwards.  For the six months ended September 30, 2002, foreign tax expense was recorded to reflect the taxed withheld by varius Japanese customers and paid to the Japanes taxing authorities.

          LIQUIDITY AND CAPITAL RESOURCES. On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital.  See Note 5 of “Notes to Condensed Financial Statements” for further discussion.

          Our operating activities used cash of $471,000 and $1,251,000 for the six months ended September 30, 2001 and 2002, respectively.   During the six months ended September 30, 2001, cash used in operations included a net loss of $3,427,000 including depreciation and amortization of $1,281,000 and a charge to the provision reserve for doubtful accounts of $113,000.  Cash used in operations was affected by changes in assets and liabilities including decreases in account receivables of $1,158,000, inventories of $91,000, accounts payable and accrued liabilities of $444,000, and increases in deferred revenue and deposits of $948,000.

          During the six months ended September 30, 2002, cash used in operations included net income of $1,312,000 including depreciation and amortization of $1,223,000.  Cash used in operations was primarily the result of the decrease in deferred revenue of $4,233,000 as a result of revenue recognized on various OEM and development contracts and the increase in accounts receivables of $372,000, offset in part by the increase in accounts payable and accrued liabilities of $915,000.  During the six months ended September 30, 2002, cash was used in investing activities in the amount of $2,275,000, to complete the acquisition of the Ravisent product line from Axeda.

          During the quarter ended September 30, 2002, our current ratio increased over the quarter ended September 30, 2001 primarily due to the increase in cash from deposits and prepayments received from OEM and licensing customers which was offset in our deferred revenue and deposits.  In addition to our operations, we utilized cash during both quarters to purchase new fixed assets, and to fund the development of capitalized software.

          We lease certain facilities and equipment under noncancelable operating leases.  Rent expense under operating leases for the six months ended September 30, 2001 and 2002 was approximately $611,000 and $720,000, respectively.  Future payments under these operating leases that have remaining noncancelable lease terms in excess of one year are approximately $4,040,000.  Approximately $353,000 will be expensed during the remainder of fiscal year 2003.

          We believe that existing cash, cash equivalents and short term investments, cash generated from operations, plus cash available through the equity based line of credit with Kingsbridge will be sufficient to meet our cash requirements at least through the middle of fiscal year 2004.

          As of September 30, 2002, we had cash and cash equivalents of $10,059,000 and working capital of $4,606,000.

          Risk Factors.  You should carefully consider the risk factors set forth below:

          We have had losses in each of the past five fiscal years.

          We were unprofitable during each of the last five fiscal years.  For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000.  We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year.  We were profitable in the fourth quarter of the 2002 fiscal year and the first and second quarters of the 2003 fiscal year. Although we have provided revenue and earnings guidance indicating profitability during fiscal 2003, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.  The other risks identified below could also cause the value of our shares to decline.  We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

          During the fiscal years ended March 31, 2000 and 2001, and the first six months of fiscal year 2003, we had negative operating cash flows.

          During the fiscal years ended March 31, 2000 and 2001, we had a negative operating cash flow of $2,628,000 and $848,000, respectively.  This means that without access to outside capital we would have had to cease or significantly curtail operations.  During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000.  The positive cash flow for fiscal year ended March 31, 2002 was due primarily to the increase in sales and the increase in deferred revenue.  During the six months ended September 30, 2002, we had a negative operating cash flow of $1,251,000, primarily due to the decrease in deferred revenue and deposits as a result of recognizing revenue on certain OEM and development agreements and the increase in accounts receivable.  There can be no assurances that we will continue to report a positive operating cash flow in the future, and we may need to obtain additional financing to continue to operate.  If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

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

          As of March 31, 2002, we had sold under this agreement 1,707,962 shares of common stock with gross proceeds to us of approximately $2,600,000   During the first quarter ended June 30, 2002, we sold 269,360 shares of common stock with gross proceeds to us of approximately $2,000,000.  There were no shares sold under this equity line agreement during the second quarter ended September 30, 2002.  Because of the limit on the number of shares we may sell to Kingsbridge, the maximum number of shares we can sell after September 30, 2002 under this agreement is approximately 420,000 shares with gross proceeds of approximately $2,940,000 (assuming a market price of our shares of $7.00 per share.)  Sale of the maximum number of shares would result in dilution to our shareholders of approximately 3%.  Stated another way, if we sold the maximum number of shares to Kingsbridge still available under the equity line, then the ownership percentage of our existing shareholders (excluding insider common share ownership) would decline from approximately 86.3% to approximately 83.3% of our Company.

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

          This license agreement and the integration of the Ravisent’s products involves risk for us and for our shareholders.  These risks include:

•	Distracting management from day-to day operations of our current business;

•	Costs, delays and inefficiencies associated with integrating the new technology; and,

•	Undiscovered and unknown problems, defects or other issued related to the Ravisent’s products that become known to us only some time after the acquisition

          The Ravisent business line was not profitable when owned by Axeda.  It is possible that the Ravisent technology and employees will not be a positive contributor to our operations and instead will constitute a drain on our resources.

          On November 13, 2002 we entered into an agreement to acquire the Desktop and Mobile Division (DMD) of VERITAS Software corporation. Under the agreement, we will acquire all of the DMD technology, products, customer base and DMD's development, marketing and sales personnel.

          The acquisition involves risks related to the integration and management of the DMD technology, sales force, operations and personnel. The integration of the DMD business will be a complex, time-consuming and expensive process and may disrupt our businesses if not completed in a timely and efficient manner. Following the acquisition, we must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating the DMD operations, including:

•	Potential conflicts between business cultures;

•	Adverse changes in business focus perceived by third-party constituencies;

•	Potential conflicts in distribution, marketing or other important relationships;

•	Inability to implement uniform standards, controls, procedures and policies;

•	Integration of research and development and product development efforts; and

•	Loss of key employees and/or the diversion of management's attention from other ongoing business concerns.

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

          Because a large percentage of our professional DVD products operate only on Macintosh computers, the potential success of our products is tied to the success of this platform.

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

          Because a large portion of our net revenue is from OEM customers, the potential success of our products are tied to the success of their product sales.

          Much of our consumer revenue is derived from sales to large OEM customers, which include for example Dell, Hewlett-Packard, Sony, Matrox and Avid.  The revenue from many of these customers is recognized on a sell-thru basis.  If these customers do not ship as many units as forecasted, or if there is a decrease in their unit sales, our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable.

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

          We tend to consumate a number of sales in the last month or last weeks of a quarter and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met.  For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter.  Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.

          Approximately 36% of our revenue derives from revenue recognized on development and licensing agreements from three customers for the six months ended September 30, 2002.

          During the six months ended September 30, 2002, approximately 36% of our revenue, was derived from revenue recognized on development and licensing agreements from three customers as discussed in Note 7 to Notes of Condensed Financial Statements.  A decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements would cause a significant decrease in our revenue.

          A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

          Revenue derived from these customers accounted for approximately 47% and 39% of our revenues in fiscal years 2001 and 2002, respectively and for approximately 46% and 27% of our revenues for the second quarters ended September 30, 2001 and 2002, respectively. These foreign customers expose us to the following risks, among others:

•	currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	import and export restrictions and duties;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations; and

•	liquidity problems in various foreign markets.

          The issuance of common stock to Daikin and VERITAS upon conversion of preferred stock will dilute the relative ownership of existing common shareholders and could result in lower market price for our stock.

          The exact number of shares of preferred stock we will issue to VERITAS upon our acquisition of the DMD assets will only be known at the time that the transaction is consummated. However, based upon the volume weighted average price for the five trading days ended November 12, 2002, and based upon the common stock outstanding as of September 30, 2002, the conversion of 373,775 shares of preferred stock held by Daikin, and the conversion of approximately 1,235,000 shares of preferred stock we may issue to VERITAS, upon consummation of the transaction, into shares of common stock, would collectively dilute our shareholders by approximately 9.8%. This potential dilution could reduce the market price of our common stock.

          Our inability to recover our investment in SonicStudio LLC would require a write-down in our total assets.

          The total amount of net assets and liabilities transferred to SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661 and is included in other assets on our balance sheet.  Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000.  The promissory note, which does not carry interest, is to be repaid to us with a royalty based on sales received by SonicStudio LLC, plus any share of profits paid to us by them.  Once the promissory note is retired, Sonic will continue to retain a 15% interest in SonicStudio LLC.  Should SonicStudio LLC not be able to repay the promissory note or cease to do business, we would lose the value of our minority investment of $235,661, which would result in a charge to our financial statements to reflect the write-down of the value of the investment.

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

ITEM 4.	CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, the Company’s management, including the President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

          We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No disclosure is required or applicable pursuant to Item 102 of Regulation S-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on September 3 ,2002, at the Company’s headquarters, the Company shareholders voted to:

Approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows:  out of a total of 15,635,698 shares eligible to vote at the meeting: 14,067,853 voted in favor and 823,075 withheld for the approval of Robert J. Doris; 14,857,083 voted in favor and 33,845 withheld for the approval of Robert M. Greber; 14,736,840 voted in favor and 154,088 withheld for the approval of R. Warren Langley; 14,853,358 voted in favor and 37,570 withheld for the approval of Peter J. Marguglio, and; 14,068,253 voted in favor and 822,675 withheld for the approval of Mary C. Sauer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on June 12, 2002, making an Item 5 disclosure announcing that on May 24, 2002, it  had entered into an agreement under which Axeda licensed Ravisent’s software DVD player and other digital media technologies to Sonic Solutions.  Under the agreement, Sonic Solutions announced that it had paid Axeda a one-time fee of $2 million for the license and related agreements, and in return obtained exclusive rights to deploy the Ravisent technologies in the personel computer market.  Sonic Solutions announced that it had also expanded its engineering personnel through the addition of key engineering talent from Axeda.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of November, 2002.

          SONIC SOLUTIONS

Signature	Date

/s/ ROBERT J. DORIS	November 13, 2002

Robert J. Doris President and Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	November 13, 2002

A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)

CERTIFICATION

I, Robert J. Doris, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sonic Solutions;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Robert J. Doris

Robert J. Doris President

CERTIFICATION

I, A. Clay Leighton, Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sonic Solutions;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ A. Clay Leighton

A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer