Form 10-Q
period 2002-12-31
SONIC SOLUTIONS/CA/
filed 2003-02-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002 or

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

The number of outstanding shares of the registrant’s Common Stock on February 10, 2003, was 16,934,692.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended December 31, 2002

i

PART I – FINANCIAL INFORMATION

ITEM 1.          CONDENSED FINANCIAL STATEMENTS

Sonic Solutions
 Condensed Balance Sheets
(in thousands, except share amounts)

	2002

	March 31	December 31

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,114	8,230
Accounts receivable, net of allowance for returns and doubtful accounts of $383 and $453 at March 31, 2002 and December 31, 2002, respectively	3,143	5,739
Unbilled receivables	0	1,394
Inventory	390	742
Prepaid expenses and other current assets	616	667

Total current assets	15,263	16,772
Fixed assets, net	1,123	1,662
Purchased and internally developed software costs, net	719	709
Acquired intangibles	769	1,602
Goodwill	0	6,961
Other assets	604	995

Total assets	$18,478	28,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,756	7,410
Deferred revenue and deposits	8,526	2,045

Total current liabilities	13,282	9,455

Commitments and contingencies
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 982,691 and 1,290,948 shares issued and outstanding at March 31, 2002 and December 31, 2002, respectively	2,832	8,471
Common stock, no par value, 30,000,000 shares authorized; 14,963,939 and 16,910,397 shares issued and outstanding at March 31, 2002 and December 31, 2002, respectively	31,240	37,259
Accumulated deficit	(28,876)	(26,484)

Total shareholders’ equity	5,196	19,246

Total liabilities and shareholders’ equity	$18,478	28,701

See accompanying notes to condensed financial statements.

Sonic Solutions
Condensed Statements of Operations
(in thousands, except share amounts - unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,

	2001	2002	2001	2002

Net revenue	$4,120	8,379	12,298	23,251
Cost of revenue	1,335	1,777	4,092	5,472

Gross profit	2,785	6,602	8,206	17,779

Operating expenses:
Marketing and sales	2,030	2,067	6,416	6,214
Research and development	1,480	2,658	4,355	6,800
General and administrative	543	730	1,505	2,309
Business integration	75	0	705	0

Total operating expenses	4,128	5,455	12,981	15,323

Operating income (loss)	(1,343)	1,147	(4,775)	2,456
Other income (expense), net	(122)	(39)	(117)	23

Income (loss) before income taxes	(1,465)	1,108	(4,892)	2,479
Provision for income taxes	0	29	0	87

Net income (loss)	$(1,465)	1,079	(4,892)	2,392
Dividends paid to preferred shareholders	40	19	70	92

Net income (loss) applicable to common shareholders	$(1,505)	1,060	(4,962)	2,300

Net income (loss) per share applicable to common shareholders
Basic	$(0.10)	0.06	(0.36)	0.14

Diluted	$(0.10)	0.06	(0.36)	0.13

Shares used in computing per share net income (loss) per share
Basic	14,437	16,680	13,968	16,000

Diluted	14,437	19,131	13,968	18,327

See accompanying notes to condensed financial statements.

Sonic Solutions
 Condensed Statements of Cash Flows
(in thousands — unaudited)

	Nine Months Ended December 31,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(4,892)	2,392
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,910	1,873
Provision for returns and doubtful accounts, net of write-offs	(160)	70
Interest expense amortization	2	0
Changes in operating assets and liabilities:
Accounts receivable	1,669	(1,566)
Inventory	(27)	(352)
Prepaid expenses and other current assets	47	(3)
Other assets	105	(391)
Accounts payable and accrued liabilities	(123)	2,006
Deferred revenue and deposits	9,062	(6,481)

Net cash provided by (used in) operating activities	7,593	(2,452)

Cash flows from investing activities:
Purchase of fixed assets	(308)	(506)
Additions to purchased and internally developed software	(402)	(478)
Cash paid for purchase of Ravisent, including transaction costs	0	(2,275)
Transaction costs related to DMD acquisition	0	(360)

Net cash used in investing activities	(710)	(3,619)

Cash flows from financing activities:
Proceeds from exercise of common stock options	140	1,289
Proceeds associated with equity line financing	1,292	1,990
Proceeds from issuance of preferred stock	1,000	0
Payment of dividends	0	(92)
Repayments of subordinated debt	(59)	0
Principal payments on capital leases	(10)	0

Net cash provided by (used in) financing activities	2,363	3,187

Net increase (decrease) in cash and cash equivalents	9,246	(2,884)
Cash and cash equivalents, beginning of period	1,616	11,114

Cash and cash equivalents, end of period	$10,862	8,230

Supplemental disclosure of cash flow information:
Interest paid during period	$2	0

Noncash financing and investing activities:
Issuance of preferred stock dividend	$70	0

Preferred stock issued for the purchase of DMD	0	8,471

Conversion of preferred stock to common stock	0	2,832

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

              Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the performance period based on proportional performance.  Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

              Unbilled revenue represents cash to be received from customers under royalty agreements from the DMD acquisition. Revenue from royalty agreements is recognized when reported, usually on a 60 to 90 day lag. The portion expected to be received related to periods prior to the acquisition date represent an acquired asset. Amounts to be received related to periods subsequent to the acquisition date will be recorded in revenue in the periods reported.

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

(2)          Basic and diluted income (loss) per share

              The following table sets forth the computations of shares and net income (loss) per share, applicable to common shareholders used in the calculation of basic and diluted net income (loss) per share for the quarter and nine months ended December 31, 2001 and 2002 (in thousands, except per share data, unaudited), respectively.

	Quarter Ended December 31, 2001	Quarter Ended December 31, 2002	Nine Months Ended December 31, 2001	Nine Months Ended December 31, 2002

Net income (loss)	$(1,465)	1,079	(4,892)	2,392
Dividends paid to preferred shareholder	40	19	70	92

Net income (loss) applicable to common shareholders	$(1,505)	1,060	(4,962)	2,300

Shares used in computing per share net income (loss)
Basic	14,437	16,680	13,968	16,000

Diluted	14,437	19,131	13,968	18,327

Net income (loss) per share applicable to common shareholders
Basic	$(0.10)	0.06	(0.36)	0.14

Diluted	$(0.10)	0.06	(0.36)	0.13

                   As of December 31, 2001 potentially dilutive shares totaling 3,772,578 for convertible preferred stock and options with exercise prices less than the average market price that could dilute earnings per share in the future, were not included in diluted loss per share as their effect was anti-dilutive for those periods.  As of December 31, 2002, dilutive shares totaling 2,451,032 for convertible preferred stock and options with exercise prices less than the market prices as of December 31, 2002, were included in the diluted income per share calculation.  The computation of diluted earnings per share excludes stock options to purchase 2,237,737 shares of common stock.  The shares were excluded because the exercise prices for the options were greater than the respective market price of the common shares and their inclusion would have been anti-dilutive.

(3)          Inventory

              The components of inventory consist of (in thousands):

	March 31, 2002	December 31, 2002

Finished goods	$76	333
Raw materials	314	409

	$390	742

(4)          DMD Acquisition

                   On November 13, 2002, we entered into an agreement with VERITAS to acquire the business of the VERITAS Desktop Mobile Division (“DMD”), which sold personal computer based CD-ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

                   Under this agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts. Under this agreement, almost all of the employees of the DMD business (approximately 40 individuals) joined Sonic. Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

                   Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock (subject to adjustment for stock splits and the like). Pursuant to the asset purchase agreement, we entered into an amended restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock. Sonic estimates transaction costs will be $962,000 for a total purchase price of approximately $9,433,000

              The accounting for this transaction was applied pursuant to the purchase accounting method.  The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Preferred stock issued	$8,471
Estimated transaction costs	962

Total purchase price	$9,433

Goodwill	5,143
Unbilled receivables	1,394
Accounts receivables	1,100
Core/developed technology	1,000
Fixed assets	442
Customer relationships	400
Accrued support expenses	(46)

Net assets acquired	$9,433

              The following table summarizes the unaudited pro forma results of our operations for the three and nine month periods ended December 31, 2002 and 2001 as if the DMD acquisition had occurred on April 1, 2001 instead of on December 18, 2002.

	Quarter Ended December 31, 2001		Quarter Ended December 31, 2002		Nine Months Ended December 31, 2001		Nine Months Ended December 31, 2001
	Historical	Pro forma	Historical	Pro forma	Historical	Pro forma	Historical	Pro forma

Net revenue	$4,120	8,312	8,379	11,198	12,298	24,873	23,251	31,707
Net income (loss)	$(1,505)	(420)	1,060	3,127	(4,962)	(1,707)	2,300	5,435
Basic net income (loss) per share	$(0.10)	(0.03)	0.06	0.18	(0.36)	(0.11)	0.14	0.32

Diluted net income (loss) per share	$(0.10)	(0.03)	0.06	0.15	(0.36)	(0.11)	0.13	0.28

              Certain DMD amounts used in the calculation of the numbers above were estimated based upon annual and year to date results. These amounts represent our best estimates of DMD's results of operations for those periods.

(5)          Ravisent License Agreement

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

(6)          Credit Facilities and Debt Restructuring

              On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital.  Under this Agreement, we may receive (“draw”) cash from Kingsbridge in exchange for our common stock.  The total of all draws under the Agreement may not exceed $20,000,000 in cash nor involve issuance of more than 19.9% of our outstanding common stock.  Pricing of each draw is based on the market price of our common stock around the time of a draw discounted by amounts ranging from 8% to 12% of market price.  Our ability to utilize this equity line is subject to the effectiveness of a registration statement on Form S-1 registering any shares received by Kingsbridge from us for resale to the public.  On July 19, 2000, we filed a registration statement on Form S-1 to register for resale the shares we may issue to Kingsbridge under the Agreement and on November 13, 2000 the registration statement became effective.  Utilization of the equity line by us is subject to a number of restrictions and conditions that are described more fully in the registration statement and amendments.  During the fiscal year March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of common stock.  During the first quarter ended June 30, 2002, we drew $2,000,000 from the equity line for which we issued 269,360 shares of common stock.  The Agreement terminated by its terms on November 13, 2002.

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

(7)          Equity Financing – Convertible Preferred Stock

Convertible Preferred Stock – Series D
              In February, 2001, we issued 700,000 shares of Series D Convertible Preferred Stock (the Preferred Stock) to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share.  During the quarter ended September 30, 2002, Daikin converted 350,000 shares of their Series D Convertible Preferred Stock into 350,000 shares of Common Stock and during the quarter ended December 31, 2002, Daikin converted all of their remaining shares of their Series D Convertible Preferred Stock into shares of Common Stock.

Convertible Preferred Stock – Series E
              In December, 2001, we sold 250,000 shares of Series E Preferred Stock to Sanshin Electronic Co., Ltd. for $1,000,000.  During the quarter ended September 30, 2002, Sanshin converted all of their Series E Preferred Stock into 250,000 shares of Common Stock.

Convertible Preferred Stock – Series F
              On December 18, 2002, we sold 1,290,948 shares of Series F Preferred Stock to VERITAS Operating Corporation and its affiliates ("VERITAS") in exchange for the Desktop and Mobile Division of VERITAS. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Each share of Series F Preferred Stock is convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. Certain of the rights, preferences, and privileges of the holders of the Series F Preferred Stock include the following:

●	Holders have a liquidation preference equal to $7.13 per share in the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary.

●	Holder may, at any time, convert any share of Series F Preferred Stock into shares of Common Stock. Beginning eleven weeks after the SEC declares effective the Registration Statement registering the underlying shares of common stock, Sonic may, at any time, give notice to the holder and cause the conversion of the Series F Preferred Stock into shares of Common Stock.

(8)          Significant Customer Information and Segment Reporting

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

              Revenues by Product Line (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,

	2001	2002	2001	2002

Revenues
Consumer products	$1,632	6,100	4,107	16.082
Professional products	2,488	2,279	8,191	7,169

Total net revenue	$4,120	8,379	12,298	23,251

              Our accounting system did not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions.  Accordingly, such information has not been disclosed.

              Revenues by Geographic Location (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,

	2001	2002	2001	2002

North America	$2,345	5,644	6,462	16,974
Export:
Europe	669	907	2,474	1,959
Pacific Rim	1,056	1,827	3,282	4,317
Other international	50	1	80	1

Total net revenue	$4,120	8,379	12,298	23,251

              We sell our products to customers categorized geographically by each customer’s country of domicile.  We do not have any material investment in long lived assets located in foreign countries for any of the periods presented.

              Significant customer information:

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,

	2001	2002	2001	2002	2001	2002

Customer A	2%	3%	6%	3%	0%	6%
Customer B	0%	7%	0%	12%	0%	0%
Customer C	0%	17%	0%	19%	0%	0%

Customer A is a current distributor and a shareholder of the Company.

Revenue recognized from Customers B and C is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

(9)          Recently Issued Accounting Pronouncements

              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later.  Use of the pooling-of-interest method is no longer permitted.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized.  We adopted SFAS No. 142 effective April 1, 2002.  The Company has set March 31, 2003 as the date for the annual impairment testing. The Company did not have any goodwill or non-amortizing intangible assets on April 1, 2002.  The adoption of SFAS No. 141 and 142 has not had a material impact on our financial position or results of operations.

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

              In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses how costs associated with an exit activity or with a disposal of long-lived assets are to be accounted for.  SFAS No. 146 is effective for activities initiated after December 31, 2002, therefore, we adopted SFAS No. 146 effective January 1, 2003.  The adoption of SFAS No. 146 is not expected to have a material effect on our financial position or results of operations.

              In November 2002, the Financial Accounting Standards Board issued FASB Interpretation FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In our ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, which give rise only to the disclosure requirements prescribed by FIN No. 45.

              Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

              In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for us in fiscal 2004. The interim disclosure requirements are effective for us and will be adopted during the quarter ending June 30, 2003. We do not expect the adoption of this statement to have a significant impact on our financial position and results of operations.

              In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to any financial statements issued after January 31, 2003. We are currently evaluating the accounting impact of FIN No. 46 on our financial statements and related disclosures.

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

OVERVIEW; CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

              Our quarterly operating results for our professional systems vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors.  Our results also depend on the volume and timing of orders which are difficult to forecast.  Because our professional customers generally order on an as-needed basis, and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog which can assist us in forecasting results.  For all these reasons, our results of operations for any quarter are a poor indicator of the results to be expected in any future quarter.

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

              Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional performance.  Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

              Unbilled revenue represents cash to be received from customers under royalty agreements from the DMD acquisition. Revenue from royalty agreements is recognized when reported, usually on a 60 to 90 day lag. The portion expected to be received related to periods prior to the acquisition date represent an acquired asset. Amounts to be received related to periods subsequent to the acquisition date will be recorded in revenue in the periods reported.

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

              - Business Acquisitions; Impairment of Goodwill and Other Intangible Assets

              Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expense. The determination of value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of enterprise-level goodwill.

              On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase, and from our DMD acquisition during the third quarter ended December 31, 2002, which was also accounted for as a purchase. Goodwill has resulted from our two recent acquisitions and no events have occurred that would lead us to believe that there has been any impairment. The Company has set March 1, 2003 as the date for the annual impairment testing.

              On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  We do not have any long-lived assets which we consider to be impaired as of December 31, 2002.

              - Investment in SonicStudio LLC

              In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We account for this investment in SonicStudio LLC using the modified equity method. As of December 31, 2002, our investment in SonicStudio LLC totaled $149,906.

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

              - Other Contingencies

              We are subject to various claims relating to our products, technology, patent, shareholder and other matters.  We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters.  The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted

Results of Operations

              The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for the quarters and nine months ended December 31, 2001 and 2002:

	Quarters Ended December 31,		Nine Months Ended December 31,

	2001	2002	2001	2002

Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	32.4	21.2	33.3	23.5

Gross profit	67.6	78.8	66.7	76.5
Operating expenses:
Marketing and sales	49.3	24.7	52.2	26.7
Research and development	35.9	31.7	35.4	29.2
General and administrative	13.2	8.7	12.2	10.0
Business integration	1.8	0.0	5.7	0.0

Total operating expenses	100.2	65.1	105.5	65.9

Operating income (loss)	(32.6)	13.7	(38.8)	10.6
Other income (expense)	(3.0)	(0.5)	(1.0)	0.1
Provision for income taxes	0.0	0.3	0.0	0.4

Net income (loss)	(35.6)%	12.9	(39.8)	10.3

Comparison of Third Quarters Ended December 31

              NET REVENUE.  Our net revenue increased from $4,120,000 for the third quarter ended December 31, 2001 to $8,379,000 for the third quarter ended December 31, 2002, representing an increase of 103%.  Our net revenue increased from $12,298,000 for the nine months ended December 31, 2001 to $23,251,000 for the nine months ended December 31, 2002, representing an increase of 89%.  The increase in revenue for the quarter and nine months ended December 31, 2002 was due primarily to the increase in sales of our consumer products (also called our "DVD creation software products") which increased 272% and 291% for the third quarter and nine months ended December 31, 2002, respectively.  Included in our consumer products sales is revenue recognized on license development contracts which were entered into during the second half of fiscal 2002.  The increases for both periods were offset in part by decreases in our professional audio and DVD sales of approximately  8% and 12% for the third quarter and the nine months ended December 31, 2002, respectively.

              International sales accounted for 43.1% and 32.6% of our net revenue for the third quarter ended December 31, 2001 and 2002, respectively.  International sales accounted for 47.5% and 27.0% of net revenue for the nine months ended December 31, 2001 and 2002, respectively.  See Note 8 of Notes to Condensed Financial Statements.  International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.  The percentage has decreased in calendar year 2002 due to the increase in domestic OEM revenue from our consumer products.

              COST OF REVENUE.  Our cost of revenue, as a percentage of net revenue, decreased from 32.4% for the third quarter ended December 31, 2001 to 21.2% for the quarter ended December 31, 2002.  Cost of revenue, as a percentage of net revenue, decreased from 33.3% for the nine months ended December 31, 2001 to 23.5% for the nine months ended December 31, 2002.  The decrease in cost of revenue for the quarter and nine months ended December 31, 2002, was primarily due to a shift in sales product mix towards higher margin consumer products (including software license and development contracts) and to the reduction of hardware as a percentage of revenue in our professional DVD systems.

              MARKETING AND SALES.  Our marketing and sales expenses increased slightly from $2,030,000 for the third quarter ended December 31, 2001 to $2,067,000 for the third quarter ended December 31, 2002.  Marketing and sales expenses decreased from $6,416,000 for the nine months ended December 31, 2001 to $6,214,000 for the nine months ended December 31, 2002.  Marketing and sales represented 49.3% and 24.7% of net revenue for the third quarters ended December 31, 2001 and 2002, respectively, and 52.2% and 26.7% of net revenue for the nine months ended December 31, 2001 and 2002, respectively. Our marketing and sales expenses increased slightly in the third quarter ended December 31, 2002 primarily due to increases in advertising and marketing costs.  Our marketing and sales expenses decreased for the nine months ended December 31, 2002 primarily due to a decreases in advertising and marketing costs and to a decrease in dealer and employee commission expenses, which as a percentage of net revenue decreased from 6.2% for the nine months ended December 31, 2001 to 5.6% for the nine months ended December 31, 2002.  Our marketing and sales headcount increased from forty-five at December 31, 2001 to fifty-three at December 31, 2002.

              RESEARCH AND DEVELOPMENT.  Our research and development expenses increased from $1,480,000 for the third quarter ended December 31, 2001 to $2,658,000 for the third quarter ended December 31, 2002 and increased from $4,355,000 for the nine months ended December 31, 2001 to $6,800,000 for the nine months ended December 31, 2002.  Our research and development expenses represented 35.9% and 31.7% of net revenue for the quarters ended December 31, 2001 and December 31, 2002, respectively, and 35.4% and 29.2% of net revenue for the nine months ended December 31, 2001 and 2002, respectively.  Our research and development expenses increased in fiscal 2003 primarily due to higher salary expense associated with an increase in headcount from forty-six at December 31, 2001 to one hundred and eighteen at December 31, 2002.

              We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86.  This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred.  Instead, they are recorded as an asset on our balance sheet.  The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included.  During the third quarter ended December 31, 2002, we capitalized approximately $116,000 and amortized approximately $140,000 and during the third quarter ended December 31, 2001, we capitalized approximately $140,000 and amortized approximately $158,000 (excluding amounts relating to Daikin, Ravisent and DMD acquisitions.)  During the nine months ended December 31, 2002, we capitalized approximately $359,000 and amortized approximately $428,000 and during the nine months ended December 31, 2001, we capitalized approximately $390,000 and amortized approximately $434,000 (excluding amounts relating to Daikin, Ravisent and DMD acquisitions.)  We expect to continue to amortize more than we capitalize in the future.

              GENERAL AND ADMINISTRATIVE.  Our general and administrative expenses increased from $543,000 for the third quarter ended December 31, 2001 to $730,000 for the third quarter ended December 31, 2002 and increased from $1,505,000 for the nine months ended December 31, 2001 to $2,309,000 for the nine months ended December 31, 2002.  Our general and administrative expenses represented 13.2% and 8.7% of net revenue for the quarters ended December 31, 2001 and 2002, respectively, and 12.2% and 10.0% of net revenue for the nine months ended December 31, 2001 and 2002, respectively.   The dollar increase was primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from one hundred and seven at December 31, 2001 to one hundred and eighty eight at December 31, 2003.

We anticipate that general and administrative expenses will increase in the future as our operations expand.

              BUSINESS INTEGRATION EXPENSE.  In conjunction with the Daikin acquisition completed in February 2001, for the third quarter and nine months ended December 31, 2001, we incurred expenses to transition the business to our management.  As such, these expenses did not exist during the third quarter or nine months ended December 31, 2002.  Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001.

              OTHER INCOME AND EXPENSE, NET. Other income on our statement of operations includes the interest we earned on cash balances and short term investments.  Interest income was approximately $6,000 and $30,000 for the quarters ended December 31, 2001 and 2002, respectively and approximately $22,000 and $85,000 for the six months ended December 31, 2001 and 2002, respectively.  For the quarter and nine months ended December 31, 2001, other expense included primarily the interest and other financing charges related to financing agreements we had with entities associated with Hambrecht & Quist.   During the quarter ended December 31, 2002, approximately $71,000 was recorded as other expense relating to the write-down of the investment in SonicStudio LLC.

              PROVISION FOR INCOME TAXES.  In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for the third quarters and nine months ended December 31, 2001 and 2002 as the Company is utilizing it’s net operating loss carryforwards.  For the nine months ended December 31, 2002, foreign tax expense was recorded to reflect the taxes withheld by various Japanese customers and paid to the Japanese taxing authorities.

              LIQUIDITY AND CAPITAL RESOURCES. Our operating activities generated cash of $7,593,000 for the nine months ended December 31, 2001 and used cash of $2,452,000 for the nine months ended December 31, 2002.  During the nine months ended December 31, 2001, cash used in operations included a net loss of $4,892,000 including depreciation and amortization of $1,910,000 and a net charge to the provision reserve for doubtful accounts of $160,000.  Cash used in operations was affected by changes in assets and liabilities including decreases in account receivables of $1,669,000, accounts payable and accrued liabilities of $123,000, and increases in deferred revenue and deposits of $9,062,000.  Account receivables decreased primarily due to stronger receivable collections and accounts payable and accrued liabilities decreased due to paydown of trade payables.  The increase in deferred revenue and deposits is due to payments from OEM and licensing customers for which revenue will be recognized in future periods.

              During the nine months ended December 31, 2002, cash used in operations included net income of $2,392,000 including depreciation and amortization of $1,873,000.  Cash used in operations was primarily the result of the decrease in deferred revenue of $6,481,000 as a result of revenue recognized on various OEM and development contracts and the increase in accounts receivables of $1,566,000 offset in part by the increase in accounts payable and accrued liabilities of $2,006,000.  During the nine months ended December 31, 2002, cash was used in investing activities in the amount of $2,275,000, to complete the acquisition of the Ravisent product line from Axeda and $962,000 to complete the acquisition of the DMD business from VERITAS.

              During the quarter ended December 31, 2002, our current ratio increased over the quarter ended December 31, 2001 primarily due to the increase in receivables and the decrease in our deferred revenue and deposits.  In addition to our operations, we utilized cash during both quarters to purchase new fixed assets, and to fund the development of capitalized software.

              We lease certain facilities and equipment under noncancelable operating leases.  Rent expense under operating leases for the nine months ended December 31, 2001 and 2002 was approximately $931,000 and $1,113,000, respectively.  Future payments under these operating leases that have remaining noncancelable lease terms in excess of one year are approximately $3,941,000.  Approximately $353,000 will be expensed during the fourth quarter of fiscal year 2003.

              We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements at least through the end of fiscal year 2004.

              As of December 31, 2002, we had cash and cash equivalents of $8,230,000 and working capital of $7,317,000.

              OFF-BALANCE SHEET ARRANGEMENTS. We do not have any off-balance sheet arrangements (as such tem is defined in recently enacted SEC rules) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

              Risk Factors.  You should carefully consider the risk factors set forth below as well as those in the other documents we file with the Securities and Exchange Commission:

              We have had losses in each of the past five fiscal years.

              We were unprofitable during each of the last five fiscal years.  For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000.  We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year.  We were profitable in the fourth quarter of the 2002 fiscal year and the first, second and third quarters of the 2003 fiscal year. Although we have provided revenue and earnings guidance indicating profitability for fiscal 2003, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.  The other risks identified below could also cause the value of our shares to decline.  We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

              During the fiscal years ended March 31, 2000 and 2001, and the first nine months of fiscal year 2003, we had negative operating cash flows.

              During the fiscal years ended March 31, 2001 and the first nine months of fiscal year 2003, we had a negative operating cash flow of $848,000 and $2,452,000, respectively (during the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000).  This means that without access to outside capital we would have had to cease or significantly curtail operations.  We may continue to report a negative operating cash flow in the future, and we may need to obtain additional financing to continue to operate.  If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

          We have experienced a negative cash flow in the past and may experience a negative cash flow in the future. If sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.

          We believe that our current cash balances are sufficient to satisfy our working capital requirements for at least the next twelve months. We may need to obtain additional financing at that time or prior to that time if our plans change or if we expend cash sooner than anticipated. We currently do not have any commitments from third parties to provide additional capital. The risk to us is that at the time we will need cash, financing from other sources may not be available on satisfactory terms, if at all. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

Any failure to successfully integrate the DMD business could negatively impact us.

          The acquisition of the DMD business involves risks related to the integration and management of the DMD business, which will be a complex, time-consuming and an expensive process and may disrupt our businesses if not completed in a timely and efficient manner.  We may encounter substantial difficulties, costs and delays in integrating the DMD operations, including:

•	potential conflicts between business cultures

•	adverse changes in business focus perceived by third-party constituencies

•	potential conflicts in distribution, marketing or other important relationships

•	an inability to implement uniform standards, controls, procedures and policies

•	the integration of research and development and product development efforts

•	the loss of current or future key employees and/or the diversion of management’s attention from other ongoing business concerns

•	undiscovered and unknown problems, defects or other issues related to the DMD products that become known to us only some time after the acquisition and

•	negative reactions from our resellers and customers.

          The DMD business may not be a positive contributor to our operations but instead may constitute a drain on our resources.  We may therefore not achieve the desired synergies and benefits of the DMD acquisition.

              Other recent acquisitions may compromise our operations and financial results.

              Any failure to successfully integrate the Axeda technology or employees could impact our financial results negatively.

              The Ravisent business line was not profitable when owned by Axeda.  It is possible that the Ravisent technology and employees will not be a positive contributor to our operations and instead will constitute a drain on our resources.

              Future acquisitions may compromise our operations and financial results.

              As part of our efforts to enhance our existing products and introduce new products, we may pursue acquisitions of complementary companies, products and technologies.  Acquisitions could adversely affect our operating results in the short term as a result of dilutive issuances of equity securities or usage of our cash and the incurrence of additional debt costs.  The purchase price for an acquired company may exceed its book value, creating goodwill, possibly resulting in significant impairment write-downs charged to our operating results in future periods.  We have limited experience in acquiring and integrating outside businesses and future acquisitions are likely to involve similar risks associated with our financial results and the integration of technology and employees.

              The issuance of common stock to VERITAS upon conversion of preferred stock will dilute the relative ownership of existing common shareholders and could result in lower market price for our stock.

              In the acquisition of the DMD business, we issued VERITAS 1,290,948 shares of our Series F convertible preferred stock, all of which remain outstanding.

              Based upon common stock outstanding as of December 31, 2002, the conversion, into shares of our common stock, of the outstanding preferred stock held by VERITAS, would collectively dilute our shareholders by approximately 8%.  This potential dilution could reduce the market price of our common stock.

              Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

          The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for some of the following reasons:

•	future announcements concerning us or our competitors

•	quarterly variations in operating results

•	charges, amortization and other financial effects relating to our recent acquisitions

•	introduction of new products or changes in product pricing policies by us or our competitors

•	acquisition or loss of significant customers, distributors or suppliers

•	business acquisitions or divestitures

•	changes in earnings estimates by analysts

•	fluctuations in the economy or general market conditions or

•	our failure to successfully integrate the DMD business.

          In addition, stock markets in general, and the market for shares of technology stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

              In the past, shareholders of various companies have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a shareholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

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

              Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks and trade secrets.  For example, we have several patents and we have also filed applications for additional patents.  We also registered trademarks for the following:  DVDit!, MyDVD, DVD Creator, and DVD Fusion, among others.  To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible.  In addition, we make extensive use of trade secrets that we may not be able to protect.  To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.

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

              Much of our consumer revenue is derived from sales to large OEM customers, which include for example Dell, Hewlett-Packard, Sony, Matrox and Avid.  The revenue from many of these customers is recognized on a sell-thru basis.  If these customers do not ship as many units as forecasted or if there is a decrease in their unit sales our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable.

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

              We tend to consummate a number of sales in the last month or last weeks of a quarter and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met.  For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter.  Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.

              Approximately 37% of our revenue derives from revenue recognized on development and licensing agreements from three customers during the nine months ended December 31, 2002.

              During the nine months ended December 31, 2002, approximately 37% of our revenue, was derived from revenue recognized on development and licensing agreements from three customers as discussed in Note 8 of Notes to Condensed Financial Statements. A decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements would cause a significant decrease in our revenue.

              A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

              Revenue derived from these customers accounted for approximately 47% and 39% of our revenues in fiscal years 2001 and 2002, respectively and for approximately 43% and 33% of our revenues for the third quarters ended December 31, 2001 and 2002, respectively. These foreign customers expose us to the following risks, among others:

•	currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	import and export restrictions and duties;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations; and

•	liquidity problems in various foreign markets.

              Difficulties on the operation of SonicStudio LLC might impair our ability to recover our investment, may require a write-down in our total assets and might expose us to other expenses.

              The total amount of net assets and liabilities transferred to SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661 and is included in other assets on our balance sheet.  Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000.  The promissory note, which does not carry interest, is to be repaid to us with a royalty based on sales received by SonicStudio LLC, plus any share of profits paid to us by them.  Once the promissory note is retired, Sonic will continue to retain a 15% interest in SonicStudio LLC.  Should SonicStudio LLC not be able to repay the promissory note or cease to do business, we would lose the value of our minority investment of $149,906, which would result in a charge to our financial statements to reflect the write-down of the value of the investment.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Our exposure to market risk is limited.  Most of our international sales are denominated in US dollars.  The payments made to us by Daikin pursuant to the distribution agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the consulting agreement entered into on February 27, 2001 are denominated in Japanese yen.  Our contracts with two of our European OEMs are denominated in euros.  To date we  have not engaged in any hedging activities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 18, 2002 we sold 1,290,948 shares of Series F Preferred Stock to VERITAS Operating Corporation and its affiliates ("VERITAS") in exchange for the Desktop and Mobile Division of VERITAS. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. VERITAS provided representations to Sonic Solutions that enabled Sonic Solutions to rely on this exemption, including the following: VERITAS' status as accredited investors, their sophistication and their intention to hold the securities. Each share of Series F Preferred Stock is convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. The Series F Preferred Stock carries a cumulative dividend of $0.285 per share until such time as the shares of Series F Preferred Stock have been converted into shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i)

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on November 20, 2002, making an Item 5 disclosure announcing that on November 13, 2002, it had entered into an Asset Purchase Agreement (the “Agreement”) with VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., and VERITAS Software International Ltd. (collectively “VERITAS”), to acquire certain of the assets of VERITAS’s Desktop and Mobile Division (“DMD”) (the “Acquisition”).

(ii)

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on December 30, 2002, making an Item 2 disclosure that on December 18, 2002, we announced the successful completion of our acquistion of the DMD of VERITAS Software Corporation

(iii)

Sonic Solutions filed a report on Form 8-K/A with the Securities and Exchange Commission on February 12, 2003, making an Item 7 disclosure relating to the acquisition of the DMD to file the financial statements required by Item 7.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of February, 2003.

SONIC SOLUTIONS

Signature	Date

/s/ ROBERT J. DORIS	February 13, 2003

Robert J. Doris President and Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	February 13, 2003

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

Date:  February 13, 2003

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

Date:  February 13, 2003

/s/ A. CLAY LEIGHTON

A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer