Form 10-K
period 2003-03-31
SONIC SOLUTIONS/CA/
filed 2003-06-26
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 127.

Yes ☒         No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 2003, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $113,995,402.1

The number of outstanding shares of the registrant’s Common Stock on May 31, 2003 was 18,448,818.

1            Excludes 1,973,494 shares held by directors, officers and ten percent or greater shareholders on May 31, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Forward Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended. To the extent that this report discusses future financial results, information or expectations about products or markets, or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of risks and uncertainties that could cause actual results to differ materially from the statements made. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” ‘intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	other competing products that may, in the future, be available for consumers,

•	our plans to develop and market new products;

•	our ability to improve our financial performance; and,

•	effects of integrating any acquisitions.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section under the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

PART I

Item 1.     BUSINESS

Overview

We develop and market computer based tools:

•	for creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	for recording data files on CD recordable or DVD recordable disks in the CD-ROM and DVD-ROM formats; and

•	for backing up the information contained on hard disks attached to computers.

Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to other companies to incorporate in products they develop.

We divide our products into three categories:

•	Professional Audio and Video Products — Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), DVD Producer (Windows based), DVD Fusion (Macintosh based) and ReelDVD (Windows based). These products include elaborate applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers.

•	Desktop Products — Our desktop products include software-only DVD-Video creation tools and DVD-Video playback software intended for use by lower end professionals, by enthusiasts or “prosumers,” and by consumers. Our desktop products also include software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as through retail channels (both web-based and traditional “bricks and mortar” channels). We market a number of different desktop products under various trade names including RecordNow, Backup My PC, CinePlayer, DVDit! and MyDVD.

•	Technology Products — This category includes software that we license to other companies for inclusion in their DVD or CD creation and recording products. We market most of this software under the trade names of AuthorScript and Primo SDK.

We often refer to our desktop products and our technology products collectively as our consumer products.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2003, unless otherwise specifically noted. References to “FY 2003” refer to the Company’s fiscal year ending on March 31 of the designated year. For example, “FY 2003” refers to the fiscal year ending March 31, 2003. References to years mean calendar years.

Please refer to our Company website at www.Sonic.com for the link to our Annual Report on Form 10-K.

DVD-Video and our Business

Many of our products involve the creation or playback of DVD-Video discs or related formats.

The DVD-Video optical disc format was introduced in 1996 and it offers high quality video, surround audio, and extensive interactivity on a Compact Disc-sized disc. DVD-Video is built upon the DVD-ROM standard, which specifies a disc capable of storing a significantly greater amount of digital information than the earlier Compact Disc format. A single-layer DVD-ROM disc holds 4.7 Gigabytes of data, while a CD-ROM holds approximately 650 Megabytes of data, or less than 15% of the capacity of the DVD format. DVD discs can be manufactured with two information layers on one side of the disc to store a total of 8.5 Gigabytes. They can also be manufactured with two information-carrying sides, for a maximum of 17.0 Gigabytes on a single disc (two sides, two layers on each side). The Compact Disc is limited to a single information layer on only one side of the disc. The DVD-Video format utilizes this large capacity to offer content publishers and video consumers a wide range of features and options:

•	Video can be presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. In the MPEG-2 format, at typical bit rates, the video will compare very favorably with broadcast “master” quality video — images will appear much better to consumers than the video they are used to seeing via TV broadcast from a standard VHS cassette tape.

•	Audio can be presented in compressed digital stereo and “surround” formats. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) to support different language dialog tracks, or to allow stereo and surround versions of the same audio program. DVD titles, when presented in surround format, can give consumers the same kind of audio experience as a feature film in surround-equipped theatres.

•	Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, DVD-Video has been very popular with consumers. In fact, DVD-Video has proven to be the most rapidly adopted consumer electronics format of all time. By the end of 2002, almost 300 million DVD players were in use world-wide, including “set-top” players, video game console based players, and personal computer based players. In the United States more than 40 million homes had DVD players by the end of 2002, and during 2002 more than 650,000 billion DVD-Video discs were sold (both to end users and to companies who rent DVDs to consumers). During 2002 in the United States more than $20 billion was spent by consumers on DVD-Video discs.

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

DVD Fusion

DVD Fusion is a lower priced professional DVD authoring system. DVD Fusion is targeted at video professionals who serve corporate and multimedia applications. In most of these settings video content is sourced and edited specifically for inclusion on a DVD-Video disc. Thus, DVD Fusion is designed to integrate with popular professional non-linear video editing systems provided by companies such as Avid and Media 100.

To date we have shipped a combined total of more than 11,000 DVD Creator and DVD Fusion systems to customers in various locations around the world.

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

In 2001, we acquired Scenarist which was the first commercially available DVD-Video authoring tool. It enjoys significant acceptance among high end authoring facilities. Because Scenarist’s formatting engine has the longest and broadest experience in the industry, the product is acknowledged by many professionals as the DVD-Video production industry’s “benchmark” for stable production of standard DVD-Video titles.

Generally speaking, Scenarist is targeted at the upper end of the same market targeted by DVD Creator. Since the introduction of Scenarist in 1996, to date, approximately 1,500 copies of Scenarist have been sold.

ReelDVD

ReelDVD is a DVD-Video authoring tool intended for video professionals who are not experts in the DVD-Video specification but who still need significant flexibility in utilizing the features of the DVD-Video specification. ReelDVD targets approximately the same video professional customer as DVDit!-PE (see below) or DVD Fusion.

ReelDVD is available as well in a system packaged with a hardware MPEG video encoder. In addition to selling ReelDVD to end users, we have marketed it through OEM agreements with other companies who include or “bundle” it with their products.

ReelDVD was introduced in 2000. Since its introduction, approximately 8,100 copies of ReelDVD have been shipped.

DVD Producer

DVD Producer is a new DVD-Video authoring tool which we introduced at the National Association of Broadcasters in April 2002. DVD Producer is intended for video professionals in the corporate and multimedia segments who wish to produce high quality professional-looking DVD-Video titles, but who need an easy-to-use system that supports a streamlined and efficient workflow. DVD Producer includes a number of Sonic technologies that make it unnecessary for customers to have deep knowledge of the DVD-Video specification, but still lets them author discs supporting advanced navigation capabilities consumers associate with Hollywood caliber titles.

DVD Producer is available also in a system packaged with a hardware MPEG video encoder.

DVD Producer began shipping in May of 2002. Approximately 350 copies of DVD Producer have been shipped to date.

DVD-Audio Creator

DVD-Audio is a sister format to DVD-Video. The DVD-Audio specification was developed between 1996 and 1999 by an industry group called DVD Forum in consultation with the music recording industry. The DVD Forum released Version 1.0 of the new DVD-Audio specification in April 1999. The first commercially released players compatible with the new format became available in late 1999. We announced support for this new specification in the fall of 1998, and began delivery of the first software packages supporting preliminary and limited DVD-Audio authoring early in 1999. We called this product DVD Audio Creator. In April 2001 we announced an agreement with Matsushita to integrate DVD-Audio authoring developed by them into DVD Audio Creator.

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

Customers in this segment are typically more budget constrained than customers in the “Hollywood” segment. In certain instances, however, production values and budgets equal or even exceed those typically encountered in the Hollywood segment. They tend to be geographically more dispersed. While efficiency of production is an important requirement of such customers, compatibility with other existing recording and post-production equipment is a major concern of customers in this segment. We estimate that there are potentially more than 100,000 facilities and organizations in this segment worldwide.

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

A number of companies produce products which compete with all or part of our professional product offerings. These companies include:

Adobe	Philips
Apple Computer	Pinnacle
Digital Vision	Sony
Dolby Laboratories	Toshiba
Mitsubishi	Ulead
Panasonic

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

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of professional audio/video dealers. As of May 31, 2003 we employed 10 people in our field sales organization for professional products. Sales personnel are based in our headquarters office in Novato, California as well as in our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Chicago, Los Angeles, Utah, Washington and Taipei. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

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

We have dealers for our professional products in most areas of the world. As of May 31, 2003, we had 51 dealers in the Americas, 44 in Europe, Africa and the Middle East and 22 dealers in the Pacific Rim. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer’s territory and competence, we may maintain only one dealer in a particular region.

Recruiting and maintaining dealers can be a difficult process. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with professional audio and video production work. Dealer organizations sometimes have limited financial resources, and may experience business reversals for reasons unrelated to our product lines. The attractive dealers in a region may also carry competing products.

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

Customers typically add a SonicCare option to their initial system purchase and a significant portion of customers renew SonicCare after their first year.

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

Outlook

While we expect our professional DVD creation products to continue to account for a significant portion of our revenues in the future, we do not expect this business to experience revenue growth in the near term. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically, hence we do not expect increases in the rate of capacity expansion by DVD production facilities. This means that we do not expect significant increases in sales of our professional DVD creation products.

Professional Audio Products — SonicStudio Spin Off

For a number of years we developed and marketed a line of professional audio workstations under the SonicStudio trade name. On March 21, 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals – Eric Jorde and

Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC, and licensed them to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to the SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join the SonicStudio LLC.

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

As the present time, the book value of our investment in SonicStudio LLC is $68,897. We understand that the market for professional audio workstations designed for use by CD mastering engineers in the recording industry (the segment addressed by the SonicStudio product line) is currently quite depressed. If the business prospects for SonicStudio LLC deteriorates, we may find it necessary to write down the value of our investment in SonicStudio LLC, possibly to zero.

Desktop Products

Our desktop products are software tools that permit customers to combine audio, video and graphic elements to make regulation DVD-Video, DVD-ROM, CD-ROM, CD-Audio and Video CD discs. They also permit customers to play back DVD-Video discs on their computers, and to backup their PC data onto disc and tape backup devices. At the present time, we offer our desktop products under a variety of trade names, including RecordNow, Backup My PC, CinePlayer, DVDit! and MyDVD.

Recent Acquisitions

Ravisent License Agreement — CinePlayer, etc.

On May 24, 2002, we entered into an agreement with Axeda, under which Axeda licensed Ravisent’s DVD player software and other digital media technologies to us. Under the agreement, we paid Axeda a one-time fee of $2 million for the license and related agreements, and in return we obtained exclusive rights to deploy the Ravisent technologies in the personal computer market. As part of this agreement we acquired a revenue generating business, fixed assets, developed software and engineering employees.

We market the DVD player we acquired from Ravisent under the Sonic CinePlayer tradename. CinePlayer turns a Windows PC equipped with a device capable of reading a DVD-ROM into the full-featured DVD player.

Veritas DMD Acquisition — RecordNow, Backup My PC

On December 18, 2002, we acquired the business of the VERITAS Desktop Mobile Division (“DMD”) from VERITAS. DMD sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software.

We acquired all the software and other intellectual property of VERITAS required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of the DMD business’s outstanding customer contracts and other contracts. Almost all the employees of the DMD business (approximately 40 individuals) joined Sonic. We also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

We issued 1,290,948 shares of Series F preferred stock, all of which has been converted into 1,290,948 shares of our common stock. We also provided registration rights for these shares.

The two principle end user products of the DMD business are RecordNow and Backup MyPC. RecordNow is a line of CD/DVD mastering software applications. Using RecordNow, users can transfer audio and data to recordable CDs or DVDs. Data is written in standard ISO-9660 or UDF formats, making the disc readable on virtually any computer system. Audio is written in standard CD-Audio format, making the discs produced playable on virtually every CD-Audio player in the world. We offer RecordNow in different versions, including a basic version intended for bundling with CD recorders and DVD/CD recorders, as well as an advanced version, RecordNow Max, intended for sale at retail. The enhanced version incorporates various additional features, for example, the ability to encode audio in the MP3 format for use in compatible players.

Backup MyPC is a data backup software application designed to assist computer users with preserving their valuable computer data in the event of a hardware failure or user error. Backup MyPC allows users to create backup discs or tapes, and to restore data to their PCs either selectively, or for a complete system restoration. The application incorporates a number of features to assist users in making backups an automatic process, and for making the backup process easier for users to deal with. We offer Backup MyPC in two versions: Simple Backup, which includes a limited feature set and which is oriented toward PC and drive OEMs who wish to bundle the software; and Backup MyPC, which includes a full feature set and is oriented toward retail purchasers.

DVD Creation Desktop Products

DVDit!

In April 1999 we introduced DVDit! — a simplified DVD-video creation tool.

DVDit! Positioning

DVDit! is designed to permit easy authoring of fully spec-compliant DVD titles by customers who do not have extensive knowledge of the DVD spec, and whose projects do not require the same specialized features required by “Hollywood” professional users. DVDit! is positioned to be purchased by consumers, “prosumers” and “desktop” professionals. We currently offer three different versions of DVDit!: DVDit!-LE (“Limited Edition”); DVDit!-SE (“Standard Edition”); and DVDit!-PE (“Professional Edition”).

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

MyDVD Positioning

MyDVD is designed to permit easy authoring of DVD titles by consumers who have virtually no knowledge of the DVD specification, but who wish to turn their videos into professional looking DVD titles. We currently offer three versions of MyDVD: a Bundle Version; MyDVD Plus and MyDVD Video Suite.

In late 2000 we first announced MyDVD and started shipping the product in November 2000. The initial version of MyDVD resembled DVDit! (but with a simplified feature set and user interface). In the summer of 2001 we introduced a new version of MyDVD with a significantly modified user interface and a feature set specifically designed for consumer use. Our belief is that as DVD recorders become widely available, consumers will begin to utilize DVD recording for a number of purposes, such as recording favorite home videos, recording favorite video broadcasts, creating highly convenient and portable copies of videos downloaded from the internet, and for copying videos published on VHS cassette or DVD. We do not advocate violation of copyright laws by our customers. None of our products contain software designed to circumvent the operation of encryption or other protection systems (for example the “CSS” encryption system commonly used by DVD-Video publishers to prevent digital copying of their published video content.)

Desktop Product Strategy

Our Desktop products are intended to take advantage of a number of trends in the PC and consumer electronics industries:

•	Rapid Growth in DVD Playback Units — By the end of 2002, nearly 300 million DVD-Video playback units (including set-top players, game console based players and PCs equipped with

DVD readers) had been shipped worldwide. Industry observers expect that DVD players of all types will continue to be widely adopted with shipments of more than 200 million playback units expected to occur in 2003.

•	Proliferation of MPEG Video Encoding on PCs — Due to certain introductions by chip and software makers, and a dramatic increase in the speed of standard PCs, relatively high quality real time MPEG encoding systems (some in hardware, some in software) are becoming widely available at very reasonable prices.

•	Ubiquitous Digital Video — Relatively high quality digital video camera/recorders based on the DV format were introduced in the past three years aimed at professionals as well as consumers. Prices for consumer DV cameras began declining below $1,000 during 2000 and below $500 in 2001.

•	Availability of Lower Cost DVD Recording; Mass Adoption of DVD-Recorders — Until recently DVD recorders were relatively highly priced. In early 2001, the first of a new generation of PC-attached DVD recorders was introduced by Pioneer at “street” prices under $1,000. Other manufacturers introduced DVD recorders during the rest of 2001, throughout 2002, and into 2003 and we expect new recorder introductions will continue for the balance of the current year and throughout 2004. We estimate that the average price for PC-attached DVD recorders was as low as $400 in calendar year 2002 (compared with an average price of around $700 in 2001), and we have already seen end user prices fall further this year. We anticipate that shipments of PC-attached DVD recorders will grow from approximately 4 million units in 2002 to over 10 million, and perhaps as many as 15 to 20 million units in 2003. These estimates are derived from DVD recorder manufacturer-level data – that is, they track shipments from the plants at which the DVD recorders are assembled. When we speak of DVD recorders we mean recording devices capable of producing highly compatible discs. By “compatible” we mean discs that can be played in standard living room set-top DVD players. This means that we exclude from our discussion disc formats such as DVD-RAM which, although it can be used to record video, does not result in a disc playable on most set-top DVD players. We do include in our discussion the DVD-RW and DVD+RW formats, both of which produce discs that are highly likely to be playable on standard DVD players. Note that virtually all PC attached DVD recorders are also CD recorders.

Based on these trends, we believe that manipulation of digital video, along with other digital media types such as digital audio, on PCs will become an important activity for many consumers. We believe that the availability of low cost DVD recording capabilities will accelerate this trend. DVDit! and MyDVD are designed to serve the needs of general consumers who require easy-to-use DVD creation software. The Ravisent and DMD products are intended to accompany our DVD creation products to form a suite of digital media software tools enabling a satisfactory consumer experience.

Sales and Distribution for Desktop Products

As of May 31, 2003, we had 12 sales and marketing professionals responsible for our Desktop Products, located at our headquarters in Novato as well as in field and home offices in various locations around the world. These professionals plan the development “road map” for our products, develop marketing materials to position the products, and develop and conclude agreements with the various channel partners we utilize to reach end users for our products.

We distribute our Desktop Products through four main channels: “bundling” arrangements with other companies; web store sales; specialized dealers and traditional “bricks and mortar” computer and electronics retail stores.

We believe that the vast majority of consumers will first become aware of DVD creation software when they purchase a video device, for example a CD recorder, video input plug-in card, or, especially, a DVD recorder, and when they begin to use the software that comes bundled with the device. These new users will then add to their software capabilities via upgrades, in most cases through web transactions. Later, when the DVD creation software category has become established, consumers who are now used to the concept of DVD creation will shop for DVD creation software in traditional retail channels.

OEM Bundling

Our primary channel for reaching customers with our desktop applications software is “bundling” arrangements with various other companies in which copies of DVDit!, MyDVD, CinePlayer, RecordNow, and/or Backup My PC are included or “bundled” with shipments of those companies’ products. These companies (we refer to them as “Bundle Partners”) are motivated to include our software as a value-added offering for their customers and they usually pay us a royalty on each copy of our software shipped with their products. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products (through our other channels, particularly through our Web Store).

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

Most of our bundle deals permit us to capture customer registrations or to invite the customer to click to our web site. We usually do not provide end user support as part of our bundling arrangements, but rely on our Bundle Partners to support the end user customers. We typically do provide “second line” support to our Bundle Partners to enable them to provide “first line” support of our products to their consumer-customers.

The following are a representative list of companies with whom we have current bundling arrangements and/or with whom we bundled our software during the 2003 fiscal year:

Avid Technologies	Media 100
Canopus	Melco
Compaq(HP)	NEC
Dell	Panasonic
Easy Systems Japan	Pioneer
Fujitsu	Sharp
Hewlett-Packard	Sony
IBM
Interactual
IO-Data
Matrox

Web Store

We have established web-based retail stores for our Desktop Products (as well as some of our Professional Products, for example, ReelDVD, that are priced in a range that is typically sold over the web). Our Web Store is intended both to meet retail demand for our Desktop Products as well as to service upgrade orders for our products, in particular, upgrade orders for software distributed by our bundle partners.

We currently have separate Web Stores for Europe, North America and Japan. We currently “outsource” operations of parts of our Web Stores through arrangements we have with Digital River, Element Five, and Sanshin Denki. Under these arrangements, our outsource partners typically provide the servers which list our products and handle purchase transactions through their secure web sites.

Specialized Channel

We have a number of professional and semi-professional Audio-Video dealers who carry MyDVD, DVDit! and other products as part of their product lines. Very often these dealers also carry professional or semi-professional products with which basic versions of our desktop software are bundled or with which our products can be used. A few of these dealers also carry some of our professional DVD products, but most do not. At the current time we have 14 such dealers in the Americas, 16 in Europe, and 9 in the Pacific Rim.

“Bricks and Mortar” Channel

At the present time we have only limited distribution of our products through traditional “bricks and mortar” retail outlets for computer and consumer electronics products. In general we have chosen to pursue this channel through the use of publishing arrangements. Under such arrangements another company packages and sells our software applications to distributors and retailers, and we receive a royalty payment on each copy of our software that is shipped. We currently have a few such arrangements, with Stomp, Inc., Adaptec, Easy Systems Japan and Softbank.

Competition for Desktop Products

The market for our Desktop Products is a very competitive one. We believe that digital media creation is perceived as a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Competitors of DVDit!, MyDVD, RecordNow, and/or Backup My PC include for example: Ahead, Apple Computer, BHA, Cyberlink, Dazzle (a division of SCM Microsystems), Intervideo Inc., MedioStream, NTI, Pinnacle, Roxio, and Ulead. Some of these competitors have significant technical and financial resources exceeding our own.

In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD

Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. In April 2003 Apple announced its intention to release DVD Studio Pro Version 2 in the summer of 2003. We presume that DVD Studio Pro Version 2 is based, at least in part, on technology deriving from the Spruce acquisition.

Technology Products

In the past three years we have begun to market our technology to permit other companies to build software products of their own. We market our technology products under the trade name “AuthorScript.”

AuthorScript is designed to make available to software product developers our “back-end” engines for producing DVD-Video discs (and related formats such as Video CD and Super Video CD), as well as DVD- ROMs, CD-ROMs, and CD-Audio discs. We include in AuthorScript the same processing software that underlies the authoring subsystems we provide in DVD Creator, DVD Fusion, DVDit!, MyDVD, and RecordNow. We package this software with an Application Programmer’s Interface (“API”) — that is, a top level mechanism permitting other companies’ software engineers to easily access our processing technology and integrate it with their own software applications.

We believe that AuthorScript will be both a revenue source and a point of strategic leverage for our Company. Once a software product is developed using one back-end technology, it is quite difficult and possibly de-stabilizing to switch to another product. We’ve consciously packaged AuthorScript in a way which is attractive to software developers, and we license it on terms that we believe are very reasonable. We anticipate that this will create a stable and growing base of AuthorScript licensees as digital media creation technology spreads.

Customers and Licenses for AuthorScript

We have licensed AuthorScript to a number of companies including: Adobe Systems, AOL, ArcSoft, Avid Technology, Hitachi, Intervideo, Microsoft, and Sony. Because the needs and situations of AuthorScript licensees vary greatly, there is no typical AuthorScript license. Some of the licenses we have concluded resemble a software bundling arrangement in which we receive a royalty on every unit shipped of software containing AuthorScript. Some of the licenses are broad, development relationships through which the license partner receives source-level access to AuthorScript, and rights to participate with us in our ongoing development program.

Additional Markets for AuthorScript

We believe that AuthorScript or products derived from it may be applicable to other application areas outside the PC software space. We have underway an active program to market our technology to consumer electronics device manufacturers. To date, we have revealed one such license of this type — a license to Sony for use in an advanced model of the CoCoon product family, released in Japan.

COMPANY OPERATIONS

Business Units

Since the middle of the 2002 fiscal year, we have organized Sonic using a matrix form of organization. In such an organization, most managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories — professional products, desktop products and technology products. The following table shows an allocation of Sonic’s employees by major functional area and by business unit, as of March 31, 2003. Employees whose responsibilities span multiple business units are included in the “General” classification (e.g., corporate, accounting and, general services staff).

	Business Unit

	Professional Products	Desktop Products	Technology Products	Overhead	Total

Marketing & Sales	18	22	3	7	50
Engineering & Development	8	108	24	1	141
General & Administrative	1	2	—	17	20

Total	27	132	27	25	211

Marketing and Sales

Marketing and sales functions are handled by professional staff (50 in number as of March 31, 2003) who are dedicated to each of our business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end users or dealers, in the case of professional products, to bundle partners and channel participants in the case of desktop products, and to OEM developers in the case of technology products.

Sonic marketing and sales staff are located at our headquarters in Novato, our field offices in London, Tokyo, and Taipei, and in home offices in a number of locations around the world.

Engineering and Development

Our research and development staff includes a total of 141 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design. Our development team exhibits a number of technology capabilities including the following that we believe are particularly important in light of our strategy and market position:

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

Our research and development staff is located principally at our headquarters in Novato and in our office in San Luis Obispo. Some of our engineers work remotely from their homes. We also have a small research and development installations in San Jose, California and in Wayne, Pennsylvania.

General and Administrative

General and administrative functions are handled by a staff of 20 people, all of whom are located at our corporate headquarters in Novato. Corporate management, accounting and financial management, information services, and other services including manufacturing and shipping are all included in the general and administrative group.

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

Revenue Concentration

During the fiscal years ended March 31, 2002 and 2003, sales to our Japanese distributor, Sanshin Electronics Company, amounted to 6% and 5%, respectively, of total revenues. Sanshin is a distributor of all of our products.

During fiscal 2003, approximately 26% of our revenue was derived from revenue recognized on development and licensing agreements from three customers as discussed in Note 10 of Notes to Financial Statements.

Apart from the revenue discussed above and in Note 10 of Notes to Financial Statements, no other single customer accounted for more than 10% of our total revenue during each of the past three fiscal years.

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

In the case of desktop products, sales through bundle partners depend on the bundle partners’ sales activities which are, for the most part, not under our influence or control. Generally, we recognize revenue from bundling arrangements based on the receipt of royalty reports we receive from our bundle partners. While we receive some royalty reports relating to a quarter’s activities within a short time after the end of a quarter, some bundle partners are slow in their reporting, which leads to a lag in our accounting for their activities (for instance, some bundle partner reports included in our March 31, 2003 quarterly report reflected bundle partner activity from December 1, 2002 through February 28, 2003). Sales of our Desktop Products on our Web Store or to dealers are recognized as shipped. Usually, there is no significant time interval between receipt of an order and its fulfillment via web download or via physical shipment. Thus, in the case of desktop products, we have no significant backlogs.

In the case of technology products, as we discussed above, some of our licenses resemble bundling arrangements and, as such have no backlog. Certain licenses, especially those of a broad nature, involve significant up-front payments or commitments by the OEM partner. Under such licenses, we oftentimes have certain delivery obligations to the OEM (for example, for customized changes to our software) . We account for revenue under such licenses in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” whereby the revenue is recognized under the “percentage of completion” method of contract accounting. Since these deliveries involve in most cases some degree of development activity, the outcome of which is inherently uncertain, it is incorrect to characterize these licenses as having a significant backlog associated with them.

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

We also typically contract with outside duplication and fulfillment houses for replication of our software products on CDs. Again, most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly and logistical functions associated with our software products. Our staff also replicates some of our software products in-house in the case of certain short run length shipments.

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

Outsourcing

Over the past several years, we have shifted our hardware manufacturing to an “outsourcing” approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into complete, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Arrow-Bell Electronics, Inc. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2003 fiscal year, we produced approximately 90% of our hardware via outsourcing. We plan to continue this outsourcing approach.

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

Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently somewhat uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called “MPEG LA”; see “Current Infringement Issues” below), not all relevant patent holding companies have joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have been able to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing.

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

In May, 2003, we entered into a license agreement with MPEG LA. MPEG LA is a company set up to afford a convenient way for companies manufacturing products based on MPEG technology to license patents purportedly essential to such products. Currently the MPEG LA patent portfolio includes more than 500 patents held by more than 20 licensors. Under the terms of the agreement we provided MPEG LA with a payment covering products we have sold prior to entering into the agreement. We expect to continue to tender reports to MPEG LA and to make payments to MPEG LA based on those reports as we ship copies of our products in the future.

As noted above, MPEG LA’s patent portfolio does not cover all aspects of MPEG technology and there are many other areas of digital media and optical recording technology to which various patents may be applicable.

Geographic Exposure

We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 50% of our revenues. In the fiscal year ended March 31, 2003, approximately 30% of our revenues came from sales outside the United States. We expect that a larger percentage of our revenues will derive from sales outside the United States in fiscal year 2004.

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

We have additional research and development facilities in San Luis Obispo, CA; San Jose, CA; and Wayne PA.

We also have sales offices located in London and Tokyo.

Item 3.     LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2003, we did not submit any matters to a vote of our security holders.

Supplemental Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 31, 2003 are as follows:

Name Of Nominee	Age	Position With The Company
Robert J. Doris	50	President and Chief Executive Officer
Mary C. Sauer	50	Senior Vice President of Business Development, Secretary and Director
A. Clay Leighton	46	Senior Vice President Worldwide Operations, Finance and Chief Financial Officer
Christopher A. Kryzan	44	Senior Vice President of Engineering and Marketing

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

Christopher A. Kryzan.    Mr. Kryzan joined Sonic Solutions in March 1996 as Vice President of Marketing. In January, 1999, Mr. Kryzan was named Senior Vice President of Marketing and Engineering. Prior to joining Sonic, from May 1994 through February 1996, he was an independent consultant specializing in Internet business and marketing strategy development. From July 1990 to April 1994, he was Director of Marketing at SuperMac Technology, a graphics and digital video technology firm, and General Manager of E-Machines, a subsidiary of SuperMac. From January 1986 to July 1990, he was Director of Product Marketing at Wyse Technology, a manufacturer of terminals and personal computers, and National Sales Manager of Amdek, a subsidiary of Wyse. Mr. Kryzan received a B.S. in Electrical Engineering from Northwestern University and an M.B.A. from Santa Clara University. Mr. Kryzan resigned as an executive officer of Sonic Solutions effective May 31, 2003. Mr. Kryzan acts as a consultant to Sonic Solutions through July 31, 2003 pursuant to an agreement dated May 31, 2003.

PART II

Item 5.     MARKET FOR SONIC SOLUTIONS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market. As of March 31, 2003, there were approximately 154 registered holders of our Common Stock. We believe, however, that many beneficial holders of our Common Stock have registered their shares in nominee or street name, and that there are substantially more than 154 beneficial owners. The low price and high price of our Common Stock during the last eight quarters are as follows:

	Low Price	High Price

Quarter ended June 30, 2001	$1.050	$1.990
Quarter ended September 30, 2001	$1.010	$1.900
Quarter ended December 31, 2001	$1.080	$5.750
Quarter ended March 31, 2002	$4.980	$8.330
Quarter ended June 30, 2002	$6.070	$9.990
Quarter ended September 30, 2002	$4.410	$9.544
Quarter ended December 31, 2002	$4.750	$9.130
Quarter ended March 31, 2003	$3.660	$6.250

We have not paid any dividends on our Common Stock during the periods set forth above. It is presently the policy of the Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

In December 2001, we issued 250,000 shares of Series E Convertible Preferred Stock to Sanshin Electronics Co., Ltd. in conjunction with their $1 million equity investment in Sonic Solutions. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended. Each share of Series E Convertible Preferred Stock is convertible into one share of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These securities were sold to one investor which represented it was sophisticated and accredited. As of March 31, 2003, all shares of Series E Convertible Preferred Stock had been converted into 250,000 shares of our Common Stock.

In December 2002, we issued 1,290,948 shares of Series F Preferred Stock convertible into 1,290,948 shares of our common stock (subject to adjustment for stock splits and the like). Pursuant to the asset purchase agreement we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they were converted into shares of our Common Stock. During March 2003, all shares of Series F Preferred Stock were converted into 1,290,948 shares of our Common Stock.

Item 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended March 31, 2003, are derived from the financial statements of Sonic Solutions. The financial statements as of March 31, 2003 and 2002, and for each of the years in the three-year period ended March 31, 2003, and the report thereon, are included elsewhere in this Form 10-K.

	Years Ended March 31,
	1999	2000	2001	2002	2003
	(in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue	$21,899	20,827	16,519	19,104	32,718
Cost of revenue	9,547	8,992	5,892	5,743	7,447

Gross profit	12,352	11,835	10,627	13,361	25,271

Operating expenses:
Marketing and sales	7,216	8,938	8,710	8,601	8,762
Research and development	5,137	6,155	5,148	5,897	10,625
General and administrative	1,556	2,284	2,514	2,095	3,100
Business integration	0	0	0	705	0

Total operating expenses	13,909	17,377	16,372	17,298	22,487

Operating income (loss)	(1,557)	(5,542)	(5,745)	(3,937)	2,784
Other expense	(302)	(249)	(110)	(79)	(47)
Provision (benefit) for income taxes	—	(97)	0	166	200

Net income (loss)	$(1,859)	(5,694)	(5,855)	(4,182)	2,537

Basic income (loss) per share	$(0.21)	(0.56)	(0.47)	(0.30)	0.15
Weighted average shares used in computing per share amounts	8,896	10,460	12,402	14,157	16,391

Diluted income (loss) per share	$(0.21)	(0.56)	(0.47)	(0.30)	0.13
Weighted average shares used in computing per share amounts	8,896	10,460	12,402	14,157	19,311

BALANCE SHEET DATA:
Working capital	$1,167	4,976	458	1,981	8,004
Total assets	$13,765	14,968	11,738	18,478	28,353
Shareholders’ equity	$5,932	8,750	5,455	5,196	19,426

Summarized quarterly financial information for fiscal years 2003 and 2002 is as follows:

	Quarter Ended
	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
Fiscal Year
2003
Net revenue	7,384	7,488	8,379	9,467
Gross profit	5,477	5,699	6,602	7,493

Operating income	582	726	1,147	328
Net income	576	736	1,079	146

Basic income per share	0.03	0.04	0.06	0.01
Weighted average shares used in computing per share amounts	15,289	16,032	16,680	17,564

Diluted income per share	0.03	0.04	0.06	0.01
Weighted average shares used in computing per share amounts	19,307	19,138	19,131	20,807

Common Stock Price Range:
High	9.990	9.544	9.130	6.250
Low	6.070	4.410	4.750	3.660

2002
Net revenue	4,204	3,974	4,120	6,806
Gross profit	2,815	2,606	2,785	5,155

Operating income (loss)	(1,642)	(1,790)	(1,343)	838
Net income (loss)	(1,643)	(1,784)	(1,465)	710

Basic income (loss) per share	(0.12)	(0.13)	(0.10)	0.05
Weighted average shares used in computing per share amounts	13,399	14,068	14,437	14,722

Diluted income (loss) per share	(0.12)	(0.13)	(0.10)	0.04
Weighted average shares used in computing per share amounts	13,399	14,068	14,437	18,909

Common Stock Price Range:
High	1.990	1.900	5.750	8.330
Low	1.050	1.010	1.080	4.980

Item  7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW; CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our OEM partners which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog which can assist us in forecasting results. For all these reasons, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

A large portion of our quarterly and annual professional product revenue is usually generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if professional revenue generated in the last few weeks of a quarter or year or if OEM partner shipments do not meet our forecast, operating results can be very negatively affected.

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

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements:

—Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue recognition policy.

We have adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements are deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed in excess of services performed to technology customers for license and development agreements; and (4) amounts billed to certain OEMs for products which contain one or more undelivered elements.

—Allowance for Doubtful Accounts

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

—Capitalized Software

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

—Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

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

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase, and from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, which was also accounted for as a purchase. As of March 31, 2003, no events have occurred that would lead us to believe that there has been any impairment.

—Stock Based Compensation

We follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1 and 7 to our financial statements for March 31, 2001, 2002 and 2003 included elsewhere in this annual report for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).

—Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of March 31, 2003.

OTHER DISCLOSURES

•	Investment in SonicStudio LLC

In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We account for this investment in SonicStudio LLC using the modified equity method. As of March 31, 2003, our investment in SonicStudio LLC totaled $68,897.

Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000. The promissory note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by SonicStudio LLC, plus any share of profits paid by them to us. When the note is retired, we expect to have a 15% interest in SonicStudio LLC.

•	Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted. See the discussion under the Risk Factors titled “We may become involved in costly and time-consuming patent litigation.”

RESULTS OF OPERATIONS

The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for fiscal years 2001 through 2003:

	Years ended March 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	35.7	30.1	22.8

Gross profit	64.3	69.9	77.2
Operating expenses:
Marketing and sales	52.7	45.0	26.8
Research and development	31.2	30.9	32.5
General and administrative	15.2	11.0	9.4
Business integration	—	3.6	—

Total operating expenses	99.1	90.5	68.7

Operating income (loss)	(34.8)	(20.6)	8.5
Other expense	(0.7)	(0.4)	(0.1)
Provision (benefit) for income taxes	—	0.9	0.6

Net income (loss)	(35.5)%	(21.9)%	7.8%

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003, 2002 and 2001

Net Revenue.    Our net revenue increased from $16,519,000 in fiscal 2001 to $19,104,000 in fiscal 2002, representing an increase of 16% and increased to $32,718,000 in fiscal 2003, representing an increase of 71%. The increase in net revenue in fiscal 2002 was primarily due to the increase in sales of our consumer products which increased approximately 243% from fiscal 2001. The increase in sales was due to new OEM licensing agreements entered into during the fiscal year and the increase in volume of sales reported by the existing OEM partners. Included in consumer sales is revenue recognized on license development contracts entered into during fiscal 2002. This increase was offset in part by a decrease in our professional audio and video sales of approximately 24%. The increase in net revenue in fiscal 2003 was primarily due to the increase in sales, both from new and existing OEM partners, of our consumer products which increased approximately 174%. Included in consumer product sales is revenue recognized on new license development contracts which were entered into during the second half of fiscal 2002 and 2003. This increase was offset in part by a decrease in our professional audio and video sales of approximately 8%.

International sales accounted for 47%, of our net revenue in fiscal year 2001, 39% of our net revenue in fiscal year 2002 and 30% of our net revenue in fiscal year 2003. See Note 10 of Notes to Financial Statements. International sales have historically ranged from 30% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. The percentage has decreased in fiscal year 2003 due to the increase in domestic OEM revenue from our consumer products.

Cost of Revenue.    Our cost of revenue as a percentage of revenue decreased from 35.7% of net revenue in fiscal 2001 to 30.1% in fiscal 2002 to 22.8% in fiscal 2003. The decreases in cost of revenue as a percentage of revenue were primarily due to a shift in sales product mix towards higher margin consumer products (including software license and development contracts) and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

Marketing and Sales.    Our marketing and sales expenses decreased from $8,710,000 in fiscal 2001 to $8,601,000 in fiscal 2002 and increased to $8,762,000 in fiscal 2003. Marketing and sales represented 52.7%, 45.0% and 26.8% of net revenue for fiscal 2001, 2002 and 2003, respectively. Our marketing and sales expenses decreased in fiscal 2002 primarily due to lower advertising and collateral expenses, which decreased approximately $200,000, and lower salary expense which decreased approximately $140,000, as a result of our reduction in headcount. These decreases were offset in part by an increase in commission expense due to the increase in sales. Our marketing and sales expenses increased in fiscal 2003 primarily due to an increase in salary expenses of approximately $575,000 relating to the increase in headcount. This increase was partially offset with changes in other expenses, primarily the decrease in dealer and employee commission expenses, due to increased OEM and direct sales, of approximately $570,000. Our marketing and sales headcount decreased from forty-nine at March 31, 2001 to forty-four at March 31, 2002 and increased to fifty at March 31, 2003. Dealer and employee commission expenses, as a percentage of net revenue increased from 4.4% in fiscal 2001 to 6.7% in fiscal 2002 and decreased to 5.9% in fiscal 2003.

Research and Development.    Our research and development expenses increased from $5,148,000 in fiscal 2001 to $5,897,000 in fiscal 2002 to $10,625,000 in fiscal 2003. Our research and development expenses as a percentage of net revenue were 31.2% in fiscal 2001, 30.9% in fiscal 2002, and 32.5% in fiscal 2003. Our research and development expenses increased primarily due to higher salary expense associated with increases in headcount, which increased by approximately $250,000 and $3,070,000, for fiscal years ended March 31, 2002 and 2003, respectively. The increase in fiscal year 2003 was also due to an increase in consulting expense of approximately $690,000 and an increase in the allocation of occupancy expenses relating to the increase in headcount and the additional office locations. Our headcount increased from thirty-two at March 31, 2001 to forty-nine at March 31, 2002 to one hundred and forty-one at March 31, 2003. The increase in headcount during fiscal year 2003 is primarily the result of two acquisitions made during the fiscal year.

We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During fiscal year 2002 we capitalized approximately $514,000 and amortized approximately $1,511,000 (excluding amounts relating to the Daikin acquisition). During fiscal year 2003, we capitalized approximately $488,000 and amortized approximately $409,000 (excluding amounts relating to Daikin, Ravisent and DMD acquisitions). The Ravisent and DMD acquisitions are discussed under the heading “Acquisitions.”

General and Administrative.    Our general and administrative expenses decreased from $2,514,000 in fiscal 2001 to $2,095,000 in fiscal 2002 and increased to $3,100,000 in fiscal 2003. These expenses represented 15.2% of net revenue in fiscal 2001, 11.0% of net revenue in fiscal 2002 and 9.4% of net revenue in fiscal 2003. General and administrative expenses decreased in fiscal 2002 primarily due to reduced legal fees and a reversal of previously recorded bad debt reserve which was no longer required due to our improvement in collections as a result of the continued shift in our customer base towards larger and more established OEM customers. General and administrative expenses increased in fiscal 2003 primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in our headcount from one hundred and ten at March 31, 2002 to two hundred and eleven at March 31, 2003. We anticipate that general and administrative expenses may increase as our operations expand.

Business Integration Expense.    In conjunction with the Daikin acquisition completed in February 2001 (fiscal year 2002), we incurred expenses to transition the business to our management. As such, these expenses did not exist during fiscal year 2003. Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001.

Other Income and Expense.    Other income on our statement of operations includes the interest we earned on cash balances and short term investments. Interest income was approximately $129,000, $52,000 and $96,000 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Other expense in fiscal year 2001 consists primarily of interest and other financing charges associated with the debt arrangements with Hambrecht & Quist. Other expense in fiscal years 2002 and 2003 primarily consist of write-downs of investments in other entities which totaled approximately $125,000 and $151,000, respectively, which was offset in part by the interest income discussed above.

Provision for Income Taxes.    In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for U.S. income taxes for our 2001, 2002 and 2003 years. For the 2002 and 2003 fiscal years foreign tax expense was recorded to reflect the taxes withheld by various Japanese customers and paid to the Japanese taxing authorities.

Acquisitions.

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

As a result of the acquisition, we acquired all the Daikin DVD related products and intellectual property rights which is included in purchased and internally developed software costs. Additionally, we acquired tangible assets such as furniture, computers and other electronic assets, some of which will continue to be used specifically in the acquired DVD software development business while others will be used in our general DVD authoring tool business.

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

On November 13, 2002, we entered into an agreement with VERITAS to acquire the business of the VERITAS Desktop Mobile Division (“DMD”), which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

Under this agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts. Under this agreement, almost all of the employees of the DMD business (approximately 40 individuals) joined Sonic.

Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock. The total purchase price was approximately $9,433,000 and the accounting for this transactions was applied pursuant to the purchase accounting method.

Liquidity and Capital Resources.    Our operating activities have used cash of $848,000 in fiscal year 2001, generated cash of $5,708,000 in fiscal year 2002 and generated cash of $153,000 in fiscal year 2003. During fiscal year 2001, cash used in operations included a net loss of $5,855,000 including depreciation and amortization of $2,025,000 and interest expense amortization of $132,000. Cash used in operations was affected by changes in assets and liabilities including an increase in other assets of $177,000, and a decrease in accounts payable and accrued liabilities of $50,000, offset by decreases in accounts receivables of $2,215,000, inventory of $465,000 and an increase in deferred revenue and deposits of $219,000. In fiscal year 2001, net accounts receivables decreased 10% primarily due to lower revenues which decreased 21%. Inventory levels improved during the fiscal year, primarily due to better utilization of our outsourcing arrangement.

During fiscal year 2002, cash generated by operations included a net loss of $4,182,000 including depreciation and amortization of $1,880,000. Cash generated by operations was affected by changes in assets and liabilities including an increase in prepaid expenses and other current assets of $168,000 and an increase in other assets of $34,000, offset by decreases in accounts receivable of $1,042,000, inventory of $102,000 and increases in deferred revenue and deposits of $6,931,000 and in accounts payable and accrued liabilities of $135,000. In fiscal year 2002, net accounts receivables decreased by 25% primarily due to stronger collections and from prepayments and deposits received from OEM and licensing customers.

During fiscal year 2003, cash generated by operations included net income of $2,537,000 including depreciation and amortization of $2,396,000. Cash used in operations was affected by changes in assets and liabilities including a decrease in deferred revenue and deposits of 6,686,000 partially offset by an increase in accounts payable and accrued liabilities of $2,285,000. The decrease in accounts receivables was due to strong accounts receivable collections and the decrease in deferred revenue was the result of the revenue recognized on various OEM and development contracts.

During the fiscal years discussed above, our current ratio has fluctuated, primarily due to the increase in our deferred revenue and deposits. During fiscal year 2002, our current ratio increased over fiscal year 2001, primarily due to increase in cash from deposits and prepayments received from OEM and licensing customers which were offset in part by the increase in the deferred revenue account. During fiscal year 2003, our current ratio increased primarily due to the decrease in deferred revenue and deposits.

In addition to our operations, we utilized cash during the 2001, 2002 and 2003 fiscal years to purchase new fixed assets, and to fund the development of capitalized software. During the fiscal year 2003, cash of $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda and $962,000 was used to complete the acquisition of the DMD business from VERITAS.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $1,011,000, $1,248,000 and $1,598,000 for the fiscal years ended March 31, 2001, 2002 and 2003, respectively. Future payments under operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands).

		Payments	Due By	Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$4,010	1,439	2,488	203	—

Total	$4,010	1,439	2,488	203	—

We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements at least through the end of fiscal year 2004.

As of March 31, 2003, we had cash and cash equivalents of $9,708,000 and working capital of $8,004,000.

Off-Balance Sheet Arrangements.    We do not have any off-balance sheet arrangements (as such term is defined in recently enacted SEC rules) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Risk Factors.    You should carefully consider the risk factors set forth below as well as those in other documents we file with the Securities and Exchange Commission: The risks identified below could cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

We have had losses in each of the past four fiscal years ending March 31, 2002.

We were unprofitable during each of the four fiscal years ending March 31, 2002. For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000. We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year. Although we were profitable in the fourth quarter of the 2002 fiscal year and each of the four quarters of the 2003 fiscal year, we may not maintain profitability and as a result our share price may decline. Although we have provided revenue and profitable earnings guidance for fiscal 2004, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.

During the fiscal year ended March 31, 2001 we had negative operating cash flows.

During the fiscal year ended March 31, 2001, we had a negative operating cash flow of $848,000. During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000. During the fiscal year ended March 31, 2003, we had a positive operating cash flow of $153,000. We may continue to report a negative operating cash flow in the future, and we may need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

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

Any failure to successfully integrate the DMD business we purchased from VERITAS could negatively impact us.

The acquisition of the DMD business involves risks related to the integration and management of the DMD business, which will be a complex, time-consuming and an expensive process and may disrupt our businesses if not completed in a timely and efficient manner. We may encounter substantial difficulties, costs and delays in integrating the DMD operations, including:

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss of current or future key employees and/or the diversion of management’s attention from other ongoing business concerns;

•	undiscovered and unknown problems, defects or other issues related to the DMD products that become known to us only some time after the acquisition; and

•	negative reactions from our resellers and customers.

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

The issuance of stock under our registration statement will dilute the relative ownership of existing common shareholders and could result in lower market price for our stock.

As part of the acquisition of the DMD business, we issued VERITAS 1,290,948 shares of our Series F convertible preferred stock. In March, 2003, VERITAS converted all of their shares of Series F Preferred Stock into 1,290,948 shares of our Common Stock which, based upon our common stock outstanding as of March 31, 2003, resulted in approximately a 7% dilution to our shareholders.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for some of the following reasons:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our recent or future acquisitions;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	issuances of stock under our shelf registration statement;

•	fluctuations in the economy or general market conditions;

•	our failure to successfully integrate the DMD business; or

•	the delay in delivery to market or acceptance of new DVD products (for example DVD recorders).

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

Our outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier – Arrow Bell Electronics. In addition, we often use components that are only available from a single source. Those components include, for example, Phillip’s Video Scaler and various Xilinx devices. Reliance on a single supplier for manufacturing or for certain manufacturing components makes us vulnerable to operating, financial and other problems encountered by those suppliers.

If we fail to protect our products’ intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks and trade secrets. For example, we have numerous patents and we have also filed applications for additional patents. We also registered trademarks for the following: DVDit!, MyDVD, DVD Creator, DVD Fusion, RecordNow, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SKD among others. To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. In addition, we make extensive use of trade secrets that we may not be able to protect. To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.

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

For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties from asserting that we infringe a patent covering the MPEG-2 technology.

Because a significant percentage of our professional DVD products operate only on Macintosh computers, the potential success of these products is tied to the success of this platform.

Several of our current professional DVD products, including DVD Creator and DVD Fusion, operate on Macintosh computers manufactured by Apple Computer. If the supply of Macintosh computers becomes limited, sales of these products will likely decline. If there is a decrease in the use of the Macintosh computing platform in the professional and corporate audio and video markets, there will likely be a decrease in demand for our products. If there are changes in the operating system or architecture of the Macintosh, it is likely that we will incur significant costs to adapt our products to the changes. Our Macintosh users generally demand that we maintain compatibility with the latest models of the Macintosh and the Macintosh OS. Currently our DVD Creator and DVD Fusion applications run only on OS 9. Macintosh OS X currently offers a “compatibility mode” which supports OS 9.x compatible applications, but we believe that we will soon have to modify our DVD Creator and DVD Fusion applications for them to continue to be able to run with the latest Macintosh models. Such a modification may be difficult to accomplish or infeasible and if it proves to be lengthy, our revenues could be significantly reduced in the interim.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

Much of our consumer revenue is derived from sales to large OEM customers, which include Dell, Hewlett-Packard, Sony, Matrox and Avid. The revenue from many of these customers is recognized on a sell-thru basis. If these customers do not ship as many units as forecasted or if there is a decrease in their unit sales, our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable.

Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Ahead, Apple Computer, CyberLink, Dazzle (a division of SCM Microsystems), Intervideo, Inc., MedioStream, Pinnacle, Roxio and

Ulead. See discussion entitled “Competition for Desktop Products” in the Business Section of Part I of this document. Most of these companies have greater financial and technological resources than ours.

Our reliance on outsourcing our Webstore makes us vulnerable to third party’s operational problems.

We have initiated a web-based retail store for our DVDit! and MyDVD products (as well as some of our professional products, for example, ReelDVD). We currently “outsource” our Webstore through an arrangement we have with Digital River. Under this arrangement, Digital River provides the servers which list our products and handle all purchase transactions through their secure web site.

Outsourcing means that we are dependent on a third party for smooth operation of our Webstore. Since our Webstore sales are a significant portion of our revenues, interruption of our Web Store could have a negative effect on our business.

We have little ability to reduce expenses to compensate for reduced sales.

We tend to close a number of sales in the last month or last weeks of a quarter, especially in our professional audio and video business, and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales.

Approximately 26% of our revenue derives from revenue recognized on development and licensing agreements from three customers for the fiscal year 2003.

During fiscal 2003, approximately 26% of our revenue was derived from revenue recognized on development and licensing agreements from three customers as discussed in Note 10 of Notes to Condensed Financial Statements. A decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements could cause a significant decrease in our revenue.

A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.

Revenue derived from these customers accounted for approximately 47%, 39% and 30% of our revenues in fiscal years 2001, 2002 and 2003, respectively. These foreign customers expose us to the following risks, among others:

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited. All of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Daikin pursuant to the Distribution Agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the Consulting Agreement entered into on February 27, 2001. See Note 13 of Notes to Condensed Financial Statements. We do not engage in any hedging activities.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors, Financial Statements and Notes to Financial Statements follow.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Sonic Solutions:

We have audited the accompanying balance sheets of Sonic Solutions as of March 31, 2003 and 2002, and the related statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2003. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of Sonic Solutions’ management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions as of March 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

San Francisco, California

May 1, 2003

FINANCIAL STATEMENTS

SONIC SOLUTIONS

BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$11,114	9,708
Accounts receivable, net of allowance for returns and doubtful accounts of $383 and $425 at March 31, 2002 and 2003, respectively	3,143	5,823
Inventory	390	531
Prepaid expenses and other current assets	616	869

Total current assets	15,263	16,931
Fixed assets, net	1,123	1,745
Purchased and internally developed software costs, net	719	920
Goodwill	—	6,715
Acquired intangibles, net	769	1,345
Other assets	604	697

Total assets	$18,478	28,353

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,756	7,087
Deferred revenue and deposits	8,526	1,840

Total current liabilities	13,282	8,927

Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized: 982,691 and 0 shares issued and outstanding at March 31, 2002, and 2003, respectively	2,832	—
Common stock, no par value, 30,000,000 shares authorized; 14,963,939 and 18,217,317 shares issued and outstanding at March 31, 2002 and 2003, respectively	31,240	45,765
Accumulated deficit	(28,876)	(26,339)

Total shareholders’ equity	5,196	19,426

Total liabilities and shareholders’ equity	$18,478	28,353

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2001	2002	2003
Net revenue	$16,519	19,104	32,718
Cost of revenue	5,892	5,743	7,447

Gross profit	10,627	13,361	25,271

Operating expenses:
Marketing and sales	8,710	8,601	8,762
Research and development	5,148	5,897	10,625
General and administrative	2,514	2,095	3,100
Business integration	—	705	— —

Total operating expenses	16,372	17,298	22,487

Operating income (loss)	(5,745)	(3,937)	2,784
Interest income	129	52	96
Interest expense	(232)	(2)	—
Other expense	(7)	(129)	(143)

Income (loss) before income taxes	(5,855)	(4,016)	2,737
Provision for income taxes	—	166	200

Net income (loss)	$(5,855)	(4,182)	2,537
Dividends paid to preferred shareholders	20	128	92

Net income (loss) applicable to common shareholders	$(5,875)	(4,310)	2,445

Basic income (loss) per share applicable to common shareholders	$(0.47)	(0.30)	0.15

Weighted average shares used in computing per share amounts	12,402	14,157	16,391

Diluted income (loss) per share applicable to common shareholders	$(0.47)	(0.30)	0.13

Weighted average shares used in computing per share amounts	12,402	14,157	19,311

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Accumulated deficit	Total Shareholders’ Equity
Balances at March 31, 2000	156	$506	12,050	$27,083	(18,839)	8,750
Exercise of common stock options	—	—	43	73	—	73
Equity line of credit issuances, net of issuance costs of $136	—	—	211	58	—	58
Issuance of common stock	—	—	495	699	—	699
Issuance of preferred stock	700	1,750	—	—	—	1,750
Conversion of preferred stock	(156)	(506)	257	506	—	—
Preferred stock dividends	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(5,855)	(5,855)

Balances at March 31, 2001	700	1,750	13,056	28,399	(24,694)	5,455
Exercise of common stock options	—	—	407	695	—	695
Exercise of warrants	—	—	4	—	—	—
Equity line of credit issuances, net of issuance costs of $79	—	—	1,497	2,274	—	2,274
Issuance of preferred stock	250	1,000	—	—	—	1,000
Preferred stock dividends	33	82	—	(128)	—	(46)
Net loss	—	—	—	—	(4,182)	(4,182)

Balances at March 31, 2002	983	$2,832	14,964	$31,240	(28,876)	5,196
Exercise of common stock options	—	—	676	1,329	—	1,329
Equity line of credit issuances, net of issuance costs of $16	—	—	269	1,984	—	1,984
Exercise of warrants	—	—	34	1		1
Issuance of preferred stock	1,291	8,471	—	—	—	8,471
Conversion of preferred stock	(2,274)	(11,303)	2,274	11,303		—
Cash dividends paid on preferred stock	—	—	—	(92)	—	(92)
Net income (loss)	—	—	—	—	2,537	2,537

Balances at March 31, 2003	—	$—	18,217	$45,765	(26,339)	$19,426

See accompanying notes to financial statements

SONIC SOLUTIONS

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(5,855)	(4,182)	2,537
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	1,880	2,396
Provision for returns and doubtful accounts	170	—	42
Interest expense amortization	132	2	—
Changes in operating assets and liabilities:
Accounts receivable	2,215	1,042	18
Inventory	465	102	(141)
Prepaid expenses and other current assets	8	(168)	(205)
Other assets	(177)	(34)	(93)
Accounts payable and accrued liabilities	(50)	135	2,285
Deferred revenue and deposits	219	6,931	(6,686)

Net cash generated by (used in) operating activities	(848)	5,708	153

Cash flows from investing activities:
Purchase of fixed assets	(417)	(224)	(875)
Cash paid for purchase of Ravisent, including transaction costs	—	—	(2,275)
Transaction costs related to DMD acquisition	—	—	(962)
Reductions in (additions to) purchased and internally developed software	(1,656)	160	(669)

Net cash used in investing activities	(2,073)	(64)	(4,781)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	73	695	1,330
Repayments of subordinated debt	(675)	(59)	—
Proceeds associated with equity line financing	58	2,274	1,984
Borrowings on line of credit	500	—	—
Repayments of line of credit	(500)	—	—
Principal payments on capital leases	(78)	(10)	—
Proceeds from issuance of preferred stock	—	1,000	—
Payment of dividends	(20)	(46)	(92)

Net cash provided by (used in) financing activities	(642)	3,854	3,222

Net increase (decrease) in cash and cash equivalents	(3,563)	9,498	(1,406)
Cash and cash equivalents, beginning of year	5,179	1,616	11,114

Cash and cash equivalents, end of year	$1,616	11,114	9,708

Supplemental disclosure of cash flow information:
Interest paid during year	$44	2	0

Income taxes paid during year	—	13	4

Noncash financing and investing activities:
Internally developed software transferred to joint venture	—	674	—

Preferred stock issued for the purchase of DMD	—	—	8,471

Conversion of preferred stock to common stock	$506	—	11,303

Issuance of preferred stock dividend	—	82	—

Issuance of preferred stock to finance acquisition	$1,750	—	—

Issuance of common stock to finance acquisition	$699	—	—

See accompanying notes to financial statements

SONIC SOLUTIONS

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2002 and 2003

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    Operations

We develop and market computer based tools that enable the creation of digital audio and video titles in the CD-Audio and DVD-Video formats, and in related formats. These tools are also used for recording data files on CD recordable or DVD recordable disks in the CD-ROM and DVD-ROM formats and for backing up the information contained on hard disks attached to computers. Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to various other companies to incorporate in products they develop.

We divide our products into three categories:

•	Professional Audio and Video Products — Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), DVD Producer (Windows based), DVD Fusion (Macintosh based) and ReelDVD (Windows based). These products include elaborate applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers.

•	Desktop Products — Our desktop products include software-only DVD-Video creation tools and DVD-Video playback software intended for use by lower end professionals, by enthusiasts or “prosumers,” and by consumers. Our desktop products also include software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as through retail channels (both web-based and traditional “bricks and mortar” channels). We market a number of different desktop products under various trade names including RecordNow, Backup My PC, CinePlayer, DVDit! and MyDVD.

•	Technology Products — This category includes software that we license to other companies for inclusion in their DVD or CD creation and recording products. We market most of this software under the trade names of AuthorScript and Primo SDK.

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

On March 21, 2002, we executed an agreement forming a new company, Sonic Studio LLC in partnership with a limited liability corporation controlled by two individuals – Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to the SonicStudio LLC, and licensed them to utilize the technology underlying SonicStudio in the professional audio workstation market. The total amount of net assets and liabilities transferred to the SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join the SonicStudio LLC.

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

On November 13, 2002, we entered into an asset purchase agreement with VERITAS to acquire the business of the VERITAS Desktop Mobile Division (“DMD”), which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software . The transactions contemplated by the agreement were closed on December 18, 2002.

Under the agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of the DMD business’ outstanding customer contracts and other contracts. Under this agreement almost all the employees of the DMD business (approximately 40 individuals) joined Sonic. Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

Under the asset purchase agreement, we issued 1,290,948 shares of Series F Preferred Stock valued at $8,471,000 and convertible into 1,290,948 shares of our Common Stock (subject to adjustment for stock splits and the like). Pursuant to the asset purchase agreement we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they were converted into shares of our Common Stock. In March, 2003, VERITAS converted all their shares of Series F Preferred Stock into shares of our Common Stock.

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

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology customers for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain OEMs for products which contain one or more undelivered elements.

(d)    Cash Equivalents

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

(e)    Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.

(f)    Fixed Assets

Fixed assets consist of furniture and equipment and are recorded at cost less accumulated depreciation. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Equipment held under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset.

(g)    Purchased and Internally Developed Software Costs

Purchased software and software product development costs are capitalized when a product’s technological feasibility has been established and then are amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight- line basis over the estimated economic life of the product, which is generally three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

(h)    Income Taxes

We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(i)    Basic and diluted loss per share

The following table sets forth the computations of shares and net income (loss) per share, applicable to common shareholders used in the calculation of basic and diluted net income (loss) per share for the years ended March 31, 2001, 2002 and 2003 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2001	2002	2003
Net income (loss)	$(5,855)	(4,182)	2,537
Dividends paid to preferred shareholders	20	128	92

Net income (loss) applicable to common shareholders	$(5,875)	(4,310)	2,445

Basic net income (loss) per share applicable to common shareholders	$(0.47)	(0.30)	0.15

Weighted average number of common shares outstanding	12,402	14,157	16,391

Diluted net income (loss) per share applicable to common shareholders	$(0.47)	(0.30)	0.13

Weighted average number of common shares outstanding	12,402	14,157	19,311

The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the years ended March 31, 2001, 2002 and 2003 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2001	2002	2003
Shares used in basic net income per share computation	12,402	14,157	16,391
Effect of dilutive potential common shares resulting from stock options and convertible preferred stock	—	—	2,920

Shares used in diluted net income per share computation	12,402	14,157	19,311

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share date), respectively:

	Years Ended March 31,
	2001	2002	2003
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	—	—	2,691,574
Stock options and convertible preferred stock excluded due to net loss for the year	1,537,493	3,162,680	—

Shares excluded from diluted net income per share computation	1,537,493	3,162,680	2,691,574

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

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds. At of March 31, 2003 and 2002, approximately $7,500,000 and $10,000,000, respectively, was invested in money market funds with one institution.

(k)    Liquidity

In prior fiscal years we had incurred significant losses and negative cash flows from operations. As of March 31, 2003, we have an accumulated deficit of $26,339,000 and positive working capital of $8,004,000. We have primarily funded operations through private equity financing with Kingsbridge (see Note 6 to the Financial Statements).

(l)    Stock-Based Compensation

Our Company has various stock-based compensation plans, as discussed in Note 7 to the Financial Statements. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have elected to adopt only the disclosure based requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and as such have disclosed the pro forma effects on net loss and net loss per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

Had compensation cost for our plans been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income (loss) and net income (loss) per share for the years ended March 31, 2001, 2002 and 2003 would have been adjusted as indicated below (in thousands, except per share data):

	Years Ended March 31,
	2001	2002	2003
Net income (loss) as reported	$(5,855)	(4,182)	2,537
Add: Stock based employee comp included in reported net income, net of related tax effects	—	—	—
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	1,557	1,903	2,454

Pro Forma net income (loss)	$(7,412)	(6,085)	83

Reported basic net income (loss) per share	$(0.47)	(0.30)	0.15

Reported diluted net income (loss) per share	$(0.47)	(0.30)	0.13

Pro Forma basic net income (loss) per share	$(0.60)	(0.43)	0.01

Pro Forma diluted net income (loss) per share	$(0.60)	(0.43)	0.00

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2002 and 2003; risk-free interest rate of 5.17%, 4.05% and 2.5%, respectively; expected life of 4 years; 110%, 125% and 112% expected volatility, respectively; and no dividends.

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 2003 and does not consider compensation costs for stock options granted prior to April 1, 1995.

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

(m)    Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we considered to be impaired during the fiscal year ended March 31, 2003.

(n)    Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001 and for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interest method is no longer permitted. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase, and from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, which was also accounted for as a purchase. As of March 31, 2003, no events have occurred that would lead us to believe that there has been any impairment. If the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. We adopted SFAS No. 142 effective April 1, 2002. The adoption of SFAS No. 141 and 142 did not have a material impact on our financial position or results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in August 2001, and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 143 effective April 1, 2003 and have adopted SFAS No. 144 effective April 1, 2002. The effect of adopting SFAS No. 143 did not have a material effect on our financial position or results of operations. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and Statement No. 44 “Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 also amends FASB Statement No. 13 “Accounting for Leases” to eliminate the required accounting for sale-leaseback transactions. We adopted SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses how costs associated with an exit activity or with a disposal of long-lived assets are to be accounted for. SFAS No. 146 is effective for activities initiated after December 31, 2002, therefore, we adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. We adopted FIN No. 45 during the quarter ended December 31, 2002. In our ordinary course of business, we are not subject to potential obligations under guarantees that fall within the scope of FIN No.45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, which give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained in our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future. Accordingly we do not maintain accruals for any potential customer indemnification or warranty-related obligations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the annual disclosure requirements of SFAS No. 148 for the year ended March 31, 2003. We will adopt the interim disclosure requirements during the quarter ending June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to any financial statements issued after January 31, 2003. The adoption of this statement did not have a significant impact on our financial position and results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations.

(o)    Comprehensive Income (Loss)

We have no significant components of other comprehensive income (loss) and accordingly, comprehensive income (loss) equals net loss.

(p)    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    INVENTORY

The components of inventory consist of (in thousands):

	March 31,
	2002	2003
Finished Goods	$76	291
Work-in-process	—	—
Raw materials	314	240

	$390	531

(3)    FIXED ASSETS

Fixed assets consist of (in thousands):

	March 31,
	2002	2003
Equipment, furniture and fixtures	$6,352	7,902
Demonstration equipment	1,878	2,014
Parts used in service, not held for sale	1,506	1,408

	9,736	11,324
Less accumulated depreciation and amortization	(8,613)	(9,579)

	$1,123	1,745

(4)    PURCHASED, INTERNALLY DEVELOPED SOFTWARE COSTS, GOODWILL AND ACQUIRED INTANGIBLES

Capitalized software costs consist of (in thousands):

	March 31,
	2002	2003
Purchased software	$480	662
Internally developed software	6,394	6,881

	6,874	7,543
Accumulated amortization	(6,155)	(6,623)

	$719	920

Amortization of capitalized software costs was $1,095,000, $602,000 and $468,000 for the years ended March 31, 2001, 2002 and 2003, respectively.

Acquired intangibles consist of (in thousands):

	March 31,
	2002	2003
Acquired technology	$1,723	2,862
Customer lists	—	400

	1,723	3,262
Accumulated amortization	(954)	(1,917)

	$769	1,345

Amortization of acquired intangibles was $44,000, $910,000 and $963,000 for the years ended March 31, 2001, 2002 and 2003, respectively.

The following table represents accumulated amortization by class of acquired intangible as of the fiscal year ended March 31, 2003 (in thousands):

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$2,862	(1,878)
Customer lists	400	(39)

	$3,262	(1,917)

The estimated future amortization expense on the acquired intangibles is as follows (in thousands):

Fiscal Year
2004	536
2005	478
2006	331
2007	—
2008	—

Total	$1,345

The following tables presents a rollforward of the goodwill and other intangibles, for the 2002 and 2003 fiscal years:

	March 31, 2001	Additions(1)	Amortization(2)	March 31, 2002
Goodwill	$—	—	—	—
Acquired technology	—	1,723	(954)	769

	$—	1,723	(954)	769

	March 31, 2002	Additions(3)	Amortization(4)	March 31, 2003
Goodwill	$—	6,715	—	6,715
Acquired technology	769	1,139	(924)	984
Customer lists	—	400	(39)	361

	$769	8,254	(963)	8,060

(1)	Includes technology acquired related to the Daikin acquisition as discussed in Note 13, “Daikin Acquisition”.
(2)	Amortization for intangibles in included in “Cost of Revenue” in our Statements of Operations for the fiscal year ended March 31, 2002.
(3)	Includes goodwill, technology acquired and customer lists acquired related to the Ravisent and DMD acquisitions as discussed in Note 11 “DMD Acquisition” and Note 12 “Ravisent Acquisition”.
(4)	Amortization for intangibles is included in “Cost of Revenue” in our Statements of Operations for the fiscal year ended March 31, 2003.

(5)    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of (in thousands):

	March 31,
	2002	2003
Accounts payable	$595	978
Commissions payable	588	1,038
Accrued compensation and benefits	1,158	1,728
Accrued marketing expenses	444	361
Accrued royalties	622	1,310
Accrued acquisition costs	20	211
Other accrued expenses	1,329	1,461

	$4,756	7,087

(6)    CREDIT FACILITIES AND DEBT RESTRUCTURING

On May 4, 2000, we entered into a new Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital. During the fourth quarter of fiscal year March 31, 2001, we drew $200,000 from the equity line for which we issued 211,416 shares of Common Stock. During the fiscal year March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of Common Stock. During the fiscal year March 31, 2003, we drew $2,000,000 from the equity line for which we issued 269,360 shares of Common Stock. These amounts were recorded net of fees of $126,000 and $16,000 in fiscal years 2002 and 2003, respectively. The Agreement terminated by its terms on November 13, 2002.

Since December 1996, we have entered into two different financing arrangements with Hambrecht & Quist Guaranty Finance, including a $5,100,000 financing facility and a $7,000,000 equity-based line of credit. In March 1998, $3,000,000 of the $5,100,000 financing facility was restructured into $1,500,000 of convertible Preferred Stock (461,538 shares) and $1,500,000 of debt. The debt had an interest rate of 7.25% and was due in October 1999. As of the fiscal year ended March 31, 2001, all shares of the convertible Preferred Stock had been converted to Common Stock.

In October 1999, the $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance was restructured into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The unpaid balance at March 31, 2001 was $57,000. During the year ended March 31, 2001, all of the shares of Series C convertible Preferred Stock were converted to Common Stock. In connection with the debt restructuring, we issued warrants to purchase 120,000 common shares at an exercise price of $2.50, expiring on April 30, 2006. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. These warrants expire on April 30, 2006 and are immediately exercisable. These warrants were exercised with respect to 70,000 shares at various times during fiscal years 2001 and 2002. During the first quarter ended June 30, 2002, warrants with respect to the remaining 50,000 shares were exercised.

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

Convertible Preferred Stock — Series F

On December 18, 2002 we sold 1,290,948 shares of Series F Preferred Stock to VERITAS Operating Corporation and its affiliates (“VERITAS”) in exchange for the Desktop and Mobile Division of VERITAS. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Each share of Series F Preferred Stock is convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. In March 2003, VERITAS converted all of their Series F Preferred Stock into 1,290,948 shares of Common Stock.

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

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”) which provides for the grant of stock options to Sonic Solutions’ non-employee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions’ Common Stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 12,000 options outstanding at March 31, 2003, at prices of $2.6560, $2.5625 and $1.6880 per share, all of which were exercisable. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Non-Employee Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Non-Employee Plan.

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

A summary of Sonic Solutions’ option plans is presented below:

	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,351,039	$2.66	3,113,188	2.30	4,432,370	2.04
Granted	1,029,500	1.69	1,949,999	1.56	1,658,955	5.53
Exercised	(43,000)	1.84	(406,590)	1.71	(676,720)	1.92
Forfeited	(224,351)	3.29	(223,328)	2.23	(121,931)	3.04

Outstanding at end of year	3,113,188	$2.30	4,432,370	2.04	5,292,674	3.13

Options exercisable at year end	1,880,229	$2.44	2,890,928	2.17	3,186,349	2.14
Fair value of options granted during the year		$1.28		1.19		3.82

The following table summarizes information about stock options outstanding at March 31, 2003.

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at March 31, 2003	Weighted Average Exercise Price
From $0.86 to $1.25	926,994	8.35	1.17	644,473	1.16
From $1.25 to $1.75	1,175,371	7.67	1.52	788,250	1.56
From $2.00 to $2.78	1,200,578	5.14	2.55	1,181,120	2.55
From $2.91 to $4.29	880,964	9.11	3.79	317,095	3.47

From $4.63 to $6.00	476,417	9.30	5.17	77,424	5.24

From $6.40 to $7.10	210,550	8.52	6.81	45,570	6.80

From $7.55 to $8.19	421,800	9.23	8.07	132,417	8.11

From $0.86 to $8.19	5,292,674	7.02	3.13	3,186,349	2.14

(8)    INCOME TAXES

Income tax (benefit) expense for the year ended March 31, 2003 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	4	—	4
Foreign	196	—	196

	$200	—	200

Income tax (benefit) expense for the year ended March 31, 2002 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	13	—	13
Foreign	153	—	153

	$166	—	166

Income tax (benefit) expense for the year ended March 31, 2001 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	—	—	—
Foreign	—	—	—

	$—	—	—

The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2001	2002	2003
Computed tax at statutory rate	$(1,991)	(1,365)	931
State taxes, net of federal benefit	4	8	1
Extraterritorial income exclusion	—	—	(150)
Current year net operating losses, temporary differences and credits for which no benefit was recognized	1,834	1,205	—
Change in valuation allowance, net operating loss carryover and tax credit carry over for which no benefit was recognized previously	—	—	(948)
Foreign taxes	—	153	170
Other permanent differences	153	165	170

	$—	166	200

The components of deferred taxes are as follows (in thousands):

	March 31,
	2001	2002	2003
Deferred tax assets:
Accounts receivable	$581	367	318
Accrued salaries	42	32	60
Inventories	82	28	14
Tax credit carryforwards	3,038	3,715	4,339
Net operating losses	7,969	9,602	8,813
Accrued vacation pay	120	142	208
Commissions	50	41	39
State income taxes	1	4	—
Fixed assets	65	54	54
Investments	—	—	41
Warranty and other	79	44	55

Gross deferred tax assets	12,027	14,029	13,941

Valuation allowance	(10,919)	(13,615)	(13,753)

Total deferred tax assets, net of valuation allowance	1,108	414	188

Deferred tax liabilities:
Investments	—	(11)
Intangible assets	—	—	(27)
Research and experimental expenses	(1,108)	(403)	(161)

Total deferred tax liability	(1,108)	(414)	(188)

Net deferred taxes	$—	—	—

The net change in the valuation allowance for the year ended March 31, 2001, 2002 and 2003 was an increase of approximately $2,268,000, $2,696,000 and $138,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and thus a full valuation allowance is required.

As of March 31, 2003, we have cumulative federal and California net operating losses of approximately $24,938,000 and $10,923,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2023. The California tax loss carryforwards will expire beginning in the year 2002 through 2013.

California has imposed a moratorium on the utilization of loss carryforwards for the years 2002 and 2003.

As of March 31, 2003, we have cumulative unused research and development tax credits of approximately $3,011,000 and $1,707,000 which can be used to reduce future federal and California income taxes, respectively. We also have cumulative foreign tax credit of approximately $113,000. Federal credit carryforwards expire from 2009 through 2023; California credits will carryforward indefinitely.

As of March 31, 2003, we have federal minimum tax credit carryforwards of approximately $88,000 which are available to reduce federal regular income taxes, if any, over an indefinite period.

Utilization of our net operating loss carryforwards and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

Amounts for the current year are based on estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for the fiscal year 2002 are primarily a result of adjustments to conform to tax returns as filed.

(9)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease certain facilities and equipment under noncancelable operating leases. Future payments under operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Operating Leases
2004	$1,439
2005	1,229
2006	1,259
2007	203
2008	—
Thereafter	—

Total minimum lease payments	$4,030

Rent expense under operating leases for the years ended March 31, 2001, 2002 and 2003 was approximately $1,011,000, $1,248,000 and $1,598,000, respectively.

(b)    Benefit Plan

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

(c)    Inventory Purchase Commitments

Under the terms of an agreement with an outside supplier, we have a commitment which requires us to purchase finished goods inventory from them subject to certain terms. At March 31, 2003, the amount was not significant.

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

Revenues by Product Line:

	Years Ended March 31,
	2001	2002	2003
Revenues
Consumer	$2,429	8,357	22,832
Professional audio and video	14,090	10,747	9,886

Total net revenue	$16,519	19,104	32,718

Our accounting system does not capture meaningful gross margin and operating income (loss) information by product line, nor is such information used by the CEO for purposes of making operating decisions. Accordingly, such information has not been disclosed.

Revenues by Geographic Location:

	Years Ended March 31,
	2001	2002	2003
North America	$8,714	11,677	22,874
Export:
France	553	464	285
Germany	674	526	349
United Kingdom	1,189	791	636
Other European	2,250	1,326	1,460
Japan	2,173	3,546	6,368
Other Pacific Rim	922	663	736
Other international	44	111	10

Total net revenue	$16,519	19,104	32,718

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant customer information:

	Percent of Total Revenue			Percent of Total Accounts Receivable March 31,
	Years Ended March 31,
	2001	2002	2003	2003
Customer A	7%	6%	5%	11%
Customer B	—	8%	13%	—
Customer C	—	8%	6%	—
Customer D	—	—	7%	9%

Customer A is a current distributor of the Company.

Revenue recognized from Customers B and C is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

Revenue recognized from Customer D is pursuant to development and licensing agreements.

(11)    DMD ACQUISITION

On November 13, 2002, we entered into an agreement with VERITAS to acquire the business of the VERITAS Desktop Mobile Division (“DMD”), which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. The results of DMD’s operations have been included in our financials since December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

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

Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock (subject to adjustment for stock splits and the like). Pursuant to the asset purchase agreement, we entered into an amended restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock. The shares were convertible at the Company’s option three months following the effective registration of the shares. All of the stock was converted into common stock in March 2003. As the Company determined that the preferences associated with the preferred stock did not have significant value, the value of the 1,290,948 shares was determined based on the Average Market Price of our common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The total purchase price of the DMD acquisition was approximately $9,433,000.

The accounting for this transaction was applied pursuant to the purchase accounting method. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Preferred stock issued	8,471
Estimated transaction costs	962

Total purchase price	$9,433

Goodwill	4,897
Unbilled receivables	1,640
Accounts receivables	1,100
Core/developed technology	1,000
Fixed assets	442
Customer relationships	400
Accrued support expenses	(46)

Net assets acquired	$9,433

The acquired technology and customer relationships are being amortized on the straight-line method over a period of three (3) years.

The following unaudited pro forma results of operations for fiscal year 2002 and 2003 are as if the acquisition occurred on April 1, 2001. The pro forma information has been presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified periods.

(in thousands, except per share amounts, unaudited)	Year Ended March 31,
	2002	2003
Net revenue	$35,871	41,174

Net income (loss)	$158	6,717

Basic net income per share	$0.01	0.38

Diluted net income per share	$0.01	$0.33

(12)    RAVISENT LICENSE AGREEMENT

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

(13)    DAIKIN DVD ACQUISITION

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

In connection with the Asset Purchase Agreement, we and Daikin entered into a fourteen month Distribution Agreement (the “Distribution Agreement”) whereby we appointed Daikin as our exclusive distributor in Japan. During the terms of the Distribution Agreement, Daikin committed to placing minimum purchase orders of 260,000,000 yen of Daikin acquired products. During the year ended March 31, 2001, Daikin paid us $595,210 relating to the Distribution Agreement. During the year ended March 31, 2002, Daikin paid us $1,522,434 relating to the Distribution Agreement. During the year ended March 31, 2003, we negotiated a new distribution agreement with Daikin, pursuant to which Daikin will continue to be a distributor in Japan.

(14)    JOINT VENTURE — INVESTMENT IN SONICSTUDIO LLC

On March 21, 2002, we executed an agreement forming a new company, Sonic Studio LLC in partnership with a limited liability corporation controlled by two individuals – Eric Jorde and Jeff Wilson. Under this agreement, we transferred our SonicStudio workstation business to the new LLC, and licensed the LLC to use the technology underlying SonicStudio in the professional audio workstation market. The total amount of net assets and liabilities transferred to the new LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. We account for this investment in SonicStudio LLC using the modified equity method.

Under the agreement, the new LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000. The promissory note, which does not carry interest, is being repaid to us with a royalty based on sales received by the new LLC, plus any share of profits paid to us by them. Once the promissory note is retired, Sonic will continue to retain a 15% interest in the new LLC. Certain employees transferred from Sonic to join the new LLC.

During fiscal year 2002, we recorded approximately $1,855,000 in revenues associated with our discontinued Sonic Studio audio business.

On January 15, 2002, we entered into an agreement with Sony Corporation (“Sony”) with respect to the development and creation of a multi-channel super-audio CD mastering editor on the “direct stream digital” format. The potential gross revenues under this agreement were $1 million. We assigned the work and the potential profits on this agreement to the new LLC. During our fiscal year 2003, we recognized all the revenue and costs in our financial statements.

During fiscal year 2003, we recorded $151,574 in other expense relating to the write-down of our investment in SonicStudio LLC which reflects our recording of the full amount of loss incurred by SonicStudio LLC for the year. We will continue to record the full amount of the loss incurred by SonicStudio LLC until our investment in SonicStudio LLC has been reduced to zero. At March 31, 2003, our investment in SonicStudio LLC totaled $68,897.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is set forth in Part I of this Report and the information with respect to directors is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the Proxy Statement for the year 2003 Annual Meeting of Shareholders.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the year 2003 Annual Meeting of Shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the year 2003 Annual Meeting of Shareholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the year 2003 Annual Meeting of Shareholders

Item 14.    CONTROLS AND PROCEDURES

(a)    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

(b)    We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements.

Included in Part II of this report:

Report of Independent Auditors (page 37 of this Report).

Balance Sheets as of March 31, 2002 and March 31, 2003.

Statements of Operations for each of the years in the three year period ended March 31, 2003.

Statements of Shareholders’ Equity for each of the years in the three year period ended March 31, 2003.

Statements of Cash Flows for each of the years in the three year period ended March 31, 2003.

Notes to Financial Statements (pages 42 through 62 of this Report).

(a)2.	Financial Statements Schedule.

Included in Part IV of this report:

Schedule II    Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3.	Exhibits:

2.1	(9)	Asset Purchase Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

3.1	(1)	Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-Laws

3.3	(9)	Certificate of Determination of Series D Preferred Stock of Sonic Solutions

3.4	(10)	Certificate of Determination of Series E Preferred Stock of Sonic Solutions

4.1	(1)	Specimen Common Stock Certificate

10.1	(1)	Amended and Restated Stock Option Plan (compensatory plan)

10.2	(1)	Lease Agreement dated December 16, 1991 between Phoenix Leasing Incorporated and the Company

10.3	(1)	Loan Agreement dated November 28, 1993 between Bank of America and the Company

10.4	(1)	Agreement dated September 28, 1993 between JL Cooper Electronics and the Company

10.5	(2)	Form of Indemnity Agreement

10.6	(2)	Lease Agreement dated January 26, 1995 between Golden Gate Plaza and the Company

10.7	(4)	Private Securities Subscription Agreement dated March 31, 1998 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.8	(5)	Stock Purchase Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.9	(5)	Registration Rights Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.10	(6)	Private Securities Subscription Agreement dated October 15, 1999 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.11	(7)	1998 Stock Option Plan (compensatory plan)

10.12	(8)	Stock purchase agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.13	(8)	Registration Rights Agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.14	(8)	Amendment to Lease Agreement between Golden Gate Plaza and the Company

10.15	(9)	Registration Rights Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.16	(9)	Shareholder Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.17	(9)	Consulting Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.18	(9)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.19	(10)	Preferred Stock Purchase Agreement by and between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

10.20	(10)	Registration Rights Agreement between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

10.21	(11)

Asset Purchase Agreement among VERITAS Software Corporation,

VERITAS Operating Corporation, VERITAS Software Global Corporation,

VERITAS Software Holdings, Ltd., VERITAS Software International Ltd.

and Sonic Solutions dated as of November 13, 2002.

10.22	(11)	Registration Rights Agreement by and between VERITAS Operating Corporation, and Sonic Solutions, dated as of November 13, 2002.

10.23	(12)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation, and Sonic Solutions, dated as of December 18, 2002.

10.24	(12)	Certificate of Determination of Series F Preferred Stock of Sonic Solutions.

23.1		Consent of KPMG LLP

24.1		Power of Attorney

99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.

(4)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

(5)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.

(6)	Incorporated by reference to exhibits to Registration Statement on Form S-3 filed on March 17, 2000.

(7)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(8)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed with the Commission on May 21, 2001.

(9)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on March 14, 2001.

(10)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on December 19, 2001.

(11)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002

(12)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 27, 2002

(b)	Reports on Form 8-K:

(i)	Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on November 20, 2002, making an Item 5 disclosure announcing that on November 13, 2002, it had entered into an Asset Purchase Agreement (the “Agreement”) with VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., and VERITAS Software International Ltd. (collectively “VERITAS”), to acquire certain of the assets of VERITAS’s Desktop and Mobile Division (“DMD”) (the “Acquisition”).

(ii)	Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on December 30, 2002, making an Item 2 disclosure that on December 18, 2002, we announced the successful completion of our acquistion of the DMD of VERITAS Software Corporation.

(iii)	Sonic Solutions filed a report on Form 8-K/A with the Securities and Exchange Commission on February 12, 2003, making an Item 7 disclosure relating to the acquisition of the DMD to file the financial statements required by Item 7.

FINANCIAL STATEMENT SCHEDULE

SONIC SOLUTIONS

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2001, 2002 and 2003

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended March 31, 2001
Allowance for doubtful accounts	$471	170	—	(95)	546
Allowance for returns	459	—	—	—	459

	$930	170	—	(95)	1,005

Year ended March 31, 2002
Allowance for doubtful accounts	$546	—	—	(489)	57
Allowance for returns	459	—	—	(133)	326

	$1,005	—	—	(622)	383

Year ended March 31, 2003
Allowance for doubtful accounts	$57	20	—	(3)	74
Allowance for returns	326	—	—	25	351

	$383	20	—	22	425

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on this 26th day of June, 2003.

SONIC SOLUTIONS

By:	/s/ Robert J. Doris
Robert J. Doris, President

Date: June 26, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert J. Doris and A. Clay Leighton, and each of them, his true and lawful attorney-in-fact, with full power of substitution and resubstitution, to act for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

June 26, 2003	/s/ ROBERT J. DORIS President and Director (Principal Executive Officer) Robert J. Doris

June 26, 2003	/s/ MARY C. SAUER Senior Vice President of Business Development and Director Mary C. Sauer

June 26, 2003	/s/ ROBERT M. GREBER Director Robert M. Greber

June 26, 2003	/s/ PETER J. MARGUGLIO Director Peter J. Marguglio

June 26, 2003	/s/ R. WARREN LANGLEY Director R. Warren Langley

June 26, 2003	/s/ A. CLAY LEIGHTON Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton

CERTIFICATION

I, Robert J. Doris, President, certify that:

1. I have reviewed this annual report on Form 10-K of Sonic Solutions;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: June 26, 2003

/s/ Robert J. Doris
Robert J. Doris President

CERTIFICATION

I, A. Clay Leighton, Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sonic Solutions;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: June 26, 2003

/s/ A. Clay Leighton
A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer