Form 10-Q
period 2003-06-30
SONIC SOLUTIONS/CA/
filed 2003-08-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

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

Indicate by chek mark whether the registrant is an accellerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of outstanding shares of the registrant’s Common Stock on July 31, 2003, was 19,696,931.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2003

ii

PART I – FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2003

	March 31	June 30

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,708	12,022
Accounts receivable, net of allowance for returns and doubtful accounts of $425 and $411 at March 31, 2003 and June 30, 2003, respectively	5,823	5,287
Inventory	531	746
Prepaid expenses and other current assets	869	915

Total current assets	16,931	18,970
Fixed assets, net	1,745	1,884
Purchased and internally developed software costs, net	920	968
Goodwill	6,715	6,715
Acquired intangibles, net	1,345	1,211
Other assets	697	1,214

Total assets	$28,353	30,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,087	6,902
Deferred revenue and deposits	1,840	2,143

Total current liabilities	8,927	9,045

Commitments and contingencies
Shareholders’ Equity:
Common stock, no par value, 30,000,000 shares authorized; 18,217,317 and 18,654,787 shares issued and outstanding at March 31, 2003 and June 30, 2003, respectively	45,765	46,613
Accumulated deficit	(26,339)	(24,696)

Total shareholders’ equity	19,426	21,917

Total liabilities and shareholders’ equity	$28,353	30,962

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarter Ended June 30,

	2002	2003

Net revenue	$7,384	12,022
Cost of revenue	1,907	1,748

Gross profit	5,477	10,274

Operating expenses:
Marketing and sales	2,146	3,092
Research and development	1,892	4,181
General and administrative	857	977

Total operating expenses	4,895	8,250

Operating income	582	2,024
Other income (expense), net	34	(50)

Income before income taxes	616	1,974
Provision for income taxes	40	331

Net income	576	1,643
Dividends paid to preferred shareholders	46	0

Net income applicable to common shareholders	$530	1,643

Net income per share applicable to common shareholders
Basic	$0.03	0.09

Diluted	$0.03	0.08

Shares used in computing per share net income per share
Basic	15,289	18,434

Diluted	19,307	21,557

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Quarter Ended June 30,

	2002	2003

Cash flows from operating activities:
Net income	$576	1,643
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	400
Provision for returns and doubtful accounts, net of write-offs	50	(14)
Changes in operating assets and liabilities:
Accounts receivable	(905)	550
Inventory	(88)	(215)
Prepaid expenses and other current assets	(22)	(46)
Other assets	(159)	(517)
Accounts payable and accrued liabilities	835	(185)
Deferred revenue and deposits	(2,392)	303

Net cash (used in) generated by operating activities	(1,508)	1,919

Cash flows from investing activities:
Purchase of fixed assets	(106)	(290)
Additions to purchased and internally developed software	(188)	(163)
Cash paid for purchase of Ravisent, including transaction costs	(2,275)	0

Net cash used in investing activities	(2,569)	(453)

Cash flows from financing activities:
Proceeds from exercise of common stock options	661	848
Proceeds from equity line financing, net of closing costs	1,990	0
Payment of dividends	(46)	0

Net cash generated by financing activities	2,605	848

Net (decrease) increase in cash and cash equivalents	(1,472)	2,314
Cash and cash equivalents, beginning of period	11,114	9,708

Cash and cash equivalents, end of period	$9,642	12,022

Supplemental disclosure of cash flow information:
Interest paid during period	$0	0

Income taxes paid during period	$4	2

Noncash financing and investing activities:
Conversion of warrants to common stock	$1	0

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)     Basis of Presentation

          The accompanying unaudited condensed financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company” have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, the condensed financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation.  The interim results are not necessarily indicative of results expected for a full year.  These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

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

          We derive our software revenue primarily from licenses of our software products, including any related hardware components, development agreements and maintenance and support.  Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use software products versus maintenance and support for the software product.  The determination of fair value is based on objective evidence specific to us.  Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately.  Objective evidence of support services is measured by annual renewal rates.  SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement.  Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2.  The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

          Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable.  In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin Industries are recognized upon sell-through to the end-customer.  We consider all arrangements with payment terms longer than one year not to be fixed and determinable.  If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

(2)     Basic and diluted income per share and pro forma information

          The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the first quarters ended June 30, 2002 and 2003 (in thousands, except per share data), respectively:

	June 30,

	2002	2003

Net income	$576	1,643
Dividends paid to preferred shareholders	46	—

Net income applicable to common shareholders	$530	1,643

Basic net income per share applicable to common shareholders	$0.03	0.09

Weighted average number of common shares outstanding	15,289	18,434

Diluted net income (loss) per share applicable to common shareholders	$0.03	0.08

Weighted average number of common shares outstanding	19,307	21,557

          The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the first quarter ended June 30, 2002 and 2003 (in thousands, except per share data), respectively:

	June 30,

	2002	2003

Shares used in basic net income per share computation	15,289	18,434
Effect of dilutive potential common shares resulting from stock options and convertible preferred stock	4,018	3,123

Shares used in diluted net income per share computation	19,307	21,557

          Potential dilutive common shares consist of shares issuable upon exercise of stock options.  The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

          We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive.  The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share date), respectively:

	June 30,

	2002	2003

Stock options excluded from diluted net income per share computation due to the exercise price exceeding the average fair value of the common stock	1,094	2,079

          Had compensation cost for our plans been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the first quarter ended June 30, 2002 and 2003 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended June 30, 2002	Quarter Ended June 30, 2003

Net income as reported	$576	1,643
Add: Stock based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	509	815

Pro Forma net income	$67	828

Reported basic net income per share	$0.03	0.09

Reported diluted net income per share	$0.03	0.08

Pro Forma basic net income per share	$0.00	0.04

Pro Forma diluted net income per share	$0.00	0.04

          The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first fiscal quarter ended June 30, 2002 and 2003; risk-free interest rate of 4.2% and 2.4%, respectively; expected life of 4 years; 113% expected volatility, respectively; and no dividends.

          The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future periods because pro forma net income reflects compensation costs only for stock options granted in fiscal 1996 through 2003 and does not consider compensation costs for stock options granted prior to April 1, 1995.

(3)     Inventory

The components of inventory consist of (in thousands, unaudited):

	March 31, 2003	June 30, 2003

Finished goods	$291	372
Work-in-process	—	—
Raw materials	240	374

	$531	746

(4)     Acquisitions

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

          DMD Acquisition

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

          Under this agreement with VERITAS, we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts. Under this agreement, approximately 40 of the employees of the DMD business joined Sonic.  Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

          Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock, subject to adjustment for stock splits and the like.  Pursuant to the agreement, we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock.  The shares were convertible at Sonic’s option three months following the effective registration of the shares.  All of the stock was converted into common stock in March 2003.  As we determined that the preferences associated with the preferred stock did not have significant value, the value of the 1,290,948 shares was determined based on the Average Market Price of our common shares over the two day period before and after the terms of the acquisition were agreed to and announced.  The total purchase price of the DMD acquisition was approximately $9,433,000.

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

The acquired technology and customer relationships are being amortized on the straight-line method over a period of three years.

(5)     Credit Facilities and Debt Restructuring

          On May 4, 2000, we entered into a new private equity line agreement with Kingsbridge Capital.  During the fourth quarter of fiscal year March 31, 2001, we drew $200,000 from the equity line for which we issued 211,416 shares of common stock.

During the quarter ended June 30, 2002, we drew $2,000,000 from the equity line for which we issued 269,360 shares of common stock.  These proceeds were recorded net of fees of $16,000.  The agreement ceased by its terms on November 13, 2002.

(6)     Shareholder’s Equity

Convertible Preferred Stock – Series D

          In February, 2001, we issued 700,000 shares of Series D convertible preferred stock to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share.  During the quarter ended September 30, 2002, Daikin converted 350,000 shares of their Series D convertible preferred stock into 350,000 shares of common stock and during the quarter ended December 31, 2002, Daikin converted all of their remaining shares of their Series D convertible preferred stock into shares of common stock.

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

(7)     Significant Customer Information and Segment Reporting

          Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to report financial and descriptive information about our reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers.  The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

          Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance.  Prior to March 31, 2003 consolidated financial information reviewed by the CEO was identical to the information presented in the accompanying statement of operations.  Beginning in the first fiscal quarter ended June 30, 2003, financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments.  This information was not tracked previously and is not available for presentation. With this quarter we will present the information required for the new operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Our consumer products also include software that we license to other companies for inclusion in their products.  Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers.  We are required to disclose the following revenue by product line, operating results by segment, revenue by geographic and significant customer information:

          Revenues by Segment (in thousands):

	Quarter Ended June 30,

	2002	2003

Net revenue
Consumer	$4,772	9,936
Professional audio and video	2,612	2,086

Total net revenue	$7,384	12,022

          Revenue and operating income by Segment (in thousands for the quarter ended June 30, 2003):

	Quarter Ended June 30, 2003

	Consumer	Professional audio and video	Unallocated Operating expenses	Total

Net revenue	$9,936	2,086	0	12,022
Operating income	$3,412	583	(1,971)	2,024

          Revenues by Geographic Location (in thousands):

	Quarter Ended June 30,

	2002	2003

North America	$5,856	7,255
Export:
France	72	104
Germany	107	232
United Kingdom	67	212
Other European	176	523
Japan	843	3,469
Other Pacific Rim	263	168
Other international	0	59

Total net revenue	$7,384	12,022

          We sell our products to customers categorized geographically by each customer’s country of domicile.  We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

          Significant customer information (in thousands):

	Percent of Total Net Revenue Quarters Ended June 30,		Percent of Net Accounts Receivable June 30,	Percent of Net Accounts Receivable June 30,

	2002	2003	2002	2003

Customer A	5%	5%	3%	12%
Customer B	16%	3%	4%	6%
Customer C	19%	1%	0%	0%
Customer D	3%	23%	1%	1%
Customer E	4%	12%	2%	0%

Customer A is a current distributor of the Company.

Revenue recognized from Customers B and C is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

Revenue recognized from Customers D and E is pursuant to development and licensing agreements.

(8)     Recently Issued Accounting Pronouncements

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in October 2001.  SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation.  SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.”  SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We adopted SFAS No. 143 effective April 1, 2003 and adopted SFAS No. 144 effective April 1, 2002.  The adoption of SFAS No. 143 and SFAS 144 did not have a material impact on our financial position or results of operations.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have adopted the annual disclosure requirements of SFAS No. 148 for the year ended March 31, 2003.  We have adopted the interim disclosure requirements during the quarter ending June 30, 2003.  We do not expect the adoption of SFAS No. 148 to have a material effect on our financial position or results of operations.

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

          In November 2002, the Financial Accounting Standards Board issued a Consensus, which clarified certain issued within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently analyzing this Consensus to determine its impact on our consolidated financial statements.

(9)     Subsequent Event

          On June 27, 2003, we announced a public offering of 1,000,000 shares of our common stock to institutional investors at a price of $8.50 per share for gross proceeds of $8,500,000.  The transaction was completed and the stock was issued to investors on July 2, 2003.  We received net proceeds of approximately $8 million after deducting agent fees and estimated costs associated with the offering.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          This report contains forward-looking statements within the meaning of federal securities laws that relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Risks and uncertainties and the occurrence of other events could cause actual results to differ materially from these predictions.  Factors that could cause or contribute to such differences include those discussed below as well as those discussed in our Annual Report on Form 10-K for the year ended March 31, 2003 and our other filings with the Securities and Exchange Commission.

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

          Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable.  In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin Industries are recognized upon sell-through to the end-customer.  We consider all arrangements with payment terms longer than one year not to be fixed and determinable.  If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

          On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test.  We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill.  We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142.  Goodwill is tested for impairment annually in a two-step process.  First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired.  If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.  Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase, and from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, which was also accounted for as a purchase. As of June 30, 2003, no events have occurred that would lead us to believe that there has been any impairment.

          - Stock Based Compensation

          We follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  See Note 1 to our condensed consolidated financial statements for June 30, 2003 included elsewhere in this quarterly report for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123).

OTHER DISCLOSURES

          - Investment in SonicStudio LLC

          In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We accounted for this investment in SonicStudio LLC using the modified equity method. As of June 30, 2003, our  investment in SonicStudio LLC has been reduced to zero.

          Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio business with a three year promissory note for $500,000. The promissory note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by SonicStudio LLC, plus any share of profits of SonicStudio LLC paid by them to us. We expect to have a 15% interest in any future earnings.

          - Foreign Subsidiary

          During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into the new subsidiary.

          The new subsidiary was established because of the increased level of business we have encountered in Japan, to lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we have begun reorganizing the distribution of our software products in Japan. In July, we notified Easy Systems Japan (“ESJ”) of our intention to terminate its distributorship of certain of our software products, effective in the late fall of 2003. We believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, however, there can be no guarantee that we will be able to maintain our relationship with these customers or that ESJ will live up to its contractual obligations during the transition.

          - Other Contingencies

          We are subject to various claims relating to products, technology, patents, shareholders and other matters.  We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters.  The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

          The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the first quarters ended June 30, 2002 and 2003 (in thousands):

	Quarter Ended June 30

	2002	2003

Net revenue	100.0%	100.0
Cost of revenue	25.8	14.5

Gross profit	74.2	85.5
Operating expenses:
Marketing and sales	29.1	25.7
Research and development	25.6	34.8
General and administrative	11.6	8.1

Total operating expenses	66.3	68.6

Operating income	7.9	16.9
Other income (expense)	0.5	(0.4)
Provision for income taxes	0.6	2.8

Net income	7.8%	13.7

Comparison of First Quarters Ended June 30, 2002 and 2003

          NET REVENUE.  Our net revenue increased from $7,384,000 for the first quarter ended June 30, 2002 to $12,022,000 for the first quarter ended June 30, 2003, representing an increase of 63%.  The increase in net revenue was due to the increase in sales of our consumer products which increased approximately 108%.  The increase in sales was due to new OEM licensing agreements entered into during the quarter ended June 30, 2003 and in prior quarters and the increase in volume of sales reported by these and existing OEM partners.  The increase in sales was also due to inclusion in our results of OEM licensing agreements that we assumed as part of our acquisition of VERITAS’ Desktop and Mobile Division (“DMD”) in December 2002.  Since DMD has now been integrated into our other operations, we are not able to specifically track results of its operations separately from our other consumer software business.  The increase in sales of our consumer products was offset in part by decreases in our professional audio and video sales of approximately 20%.

          International sales accounted for 21% and 39% of our net revenue for the first quarters ended June 30, 2002 and 2003, respectively.  See Note 7 of Notes to Condensed Consolidated Financial Statements.  International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

          COST OF REVENUE.  Our cost of revenue, as a percentage of net revenue decreased from 25.8% for the first quarter ended June 30, 2002 to 14.5% for the quarter ended June 30, 2003.  The decrease in cost of revenue as a percentage of revenue was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

          MARKETING AND SALES.  Our marketing and sales expenses increased from $2,146,000 for the first quarter ended June 30, 2002 to $3,092,000 for the first quarter ended June 30, 2003.  Marketing and sales represented 29.1% and 25.7% of net revenue for the first quarters ended

June 30, 2002 and 2003, respectively.  Our marketing and sales expenses increased primarily due to an increase in headcount and an increase in sales commissions as a result of the increase in sales.  Headcount increased from 41 at June 30, 2002 to 49 at June 30, 2003.  Sales commission expense increased approximately 68% over the periods presented.

          RESEARCH AND DEVELOPMENT.  Our research and development expenses increased from $1,892,000 for the first quarter ended June 30, 2002 to $4,181,000 for the first quarter ended June 30, 2003.  Our research and development expenses represented 25.6% and 34.8% of net revenue for the first quarters ended June 30, 2002 and 2003, respectively.  Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 58 at June 30, 2002 to 146 at June 30, 2003.  Included in this headcount increase were approximately 59 engineers and other development personnel as a result of our acquisition of DMD and the transfer of personnel as part of the license agreement we executed with Axeda.

          We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standards No. 86.  This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred.  Instead, they are recorded as an asset on our balance sheet.  The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included.  During the first quarter ended June 30, 2003 we capitalized approximately $131,000 and amortized approximately $92,000 and during the first quarter ended June 30, 2002 we capitalized approximately $120,000 and amortized approximately $149,000, excluding amounts capitalized and amortized relating to Daikin Industries, Ravisent and DMD acquisitions.

          GENERAL AND ADMINISTRATIVE.  Our general and administrative expenses increased from  $857,000 for the first quarter ended June 30, 2002 to $977,000 for the first quarter ended June 30, 2003.  Our general and administrative expenses represented 11.6% and 8.1% of net revenue for the first quarters ended June 30, 2002 and 2003, respectively.  The dollar increase was primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 117 at June 30, 2002 to 217 at June 30, 2003.  We anticipate that general and administrative expenses will increase in the future as our operations expand.

          OTHER INCOME AND EXPENSE. Other income on our statement of operations includes the interest we earned on cash balances and short term investments.  Interest income was approximately $29,000 and $18,000 for the first quarters ended June 30, 2002 and 2003, respectively.  Other expense includes primarily the interest and other financing charges related to financing agreements.  During the quarter ended June 30, 2003, approximately $69,000 was recorded as other expense relating to the write-down of our investment in SonicStudio LLC.

          PROVISION FOR INCOME TAXES.  In accordance with Statement of Financial Accounting Standards No. 109, we made no provision for income taxes for the first quarters ended June 30, 2002 and 2003.  For the first quarters ended June 30, 2002 and 2003,  foreign tax expense was recorded to reflect the taxes withheld by various Japanese customers and paid to the Japanese taxing authorities.

          ACQUISITIONS.  On May 24, 2002, we entered into an agreement with Axeda, under which Axeda licensed Ravisent’s software DVD player and other digital media technologies to us.  Under the agreement, we paid Axeda a one-time fee of $2,000,000 for the license and related agreements, and in return we obtained exclusive rights to deploy the Ravisent technologies in the personal computer market.  As part of this agreement, we acquired a revenue generating business, fixed assets, developed software and engineering employees.  The accounting for this transaction was applied pursuant to the purchase accounting method.

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

          Under this agreement with VERITAS, we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts. Under this agreement, approximately 40 individuals of the DMD business joined Sonic.

          Under the agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock.  The total purchase price was approximately $9,433,000 and the accounting for this transaction was applied pursuant to the purchase accounting method.

          LIQUIDITY AND CAPITAL RESOURCES.  Our operating activities used cash of $1,508,000 for the first quarter ended June 30, 2002 and generated cash of $1,919,000 for the first quarter ended June 30, 2003.  During the quarter ended June 30, 2002, cash used in operations included net income of $576,000 including depreciation and amortization of $597,000.  The increase of cash used in operations was primarily the result of the decrease in deferred revenue of $2,392,000 as a result of revenue recognized on various OEM and development contracts, the increase in accounts receivables of $905,000 primarily due to increased sales, offset in part by the increase in accounts payable and accrued liabilities of $835,000.  During the quarter ended June 30, 2002, cash was used in the amount of $2,275,000, to complete the acquisition of the Ravisent product line from Axeda.

          During the quarter ended June 30, 2003, cash generated by operations included net income of $1,643,000 including depreciation and amortization of $400,000.  Cash generated by operations was primarily the result of the decrease in accounts receivables of $550,000 due to strong collections and the increase in deferred revenue and deposits, offset in part by the decrease in accounts payable and accrued liabilities of $185,000 and the increase in other assets of $517,000.

          During the quarters discussed above, our current ratio increased primarily due to increase in cash from deposits and prepayments received from OEM and licensing customers which was offset in part by the increase in the deferred revenue account.

          In addition to our operations, we utilized cash during both quarters to purchase new fixed assets and to develop and purchase software that was added to capitalized software.  Additionally, during the first quarter ended June 30, 2002, $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda.

          We lease certain facilities and equipment under noncancelable operating leases.  Rent expense under operating leases for the first quarters ended June 30, 2002 and 2003 was approximately $335,000 and $477,000, respectively.  Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows:

Contractual Obligations	Total	Payments Less than 1 year	Due By 1 – 3 years	Period 3 – 5 years	More than 5 years

Operating leases	$3,751	1,362	2,389	—	—

          We believe that existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our cash requirements at least through the end of fiscal year 2004.  In addition, we received approximately $8 million from the sale of common stock on July 2, 2003, please see Note 9 to condensed consolidated financial statements.

          As of June 30, 2003, we had cash and cash equivalents of $12,022,000 and working capital of $9,925,000.

          Off-Balance Sheet Arrangements.  We do not have any off-balance sheet arrangements, as such term is defined in recently enacted Securities and Exchange Commission rules, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

          Risk Factors.  You should carefully consider the risk factors set forth below as well as those in other documents we file with the Securities and Exchange Commission.  The risks and uncertainties described below are not the only ones facing Sonic.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair business operations.  The risks identified below could harm our business and cause the value of our shares to decline.  We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

          We have had losses in each of the past four fiscal years ending March 31, 2002.
          We were unprofitable during each of the four fiscal years ending March 31, 2002.  For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000.  We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year.  Although we were profitable in the fourth quarter of the 2002 fiscal year and each of the four quarters of the 2003 fiscal year and the first quarter of the 2004 fiscal year, we may not maintain profitability and as a result our share price may decline. Although we have provided revenue and profitable earnings guidance for full fiscal year 2004, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.

          During the fiscal year ended March 31, 2001 we had negative operating cash flows.
          During the fiscal year ended March 31, 2001, we had a negative operating cash flow of $848,000.  During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000.  During the fiscal year ended March 31, 2003, we had a positive operating cash flow of $153,000.  During the first quarter ended June 30, 2003, we had a positive operating cash flow of $1,919,000.  We may report a negative operating cash flow in the future, and we may need to obtain additional financing to continue to operate.  If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

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
          The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our recent or future acquisitions;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by analysts;

•	issuances of stock under our shelf registration statement;

•	fluctuations in the economy or general market conditions;

•	our failure to successfully integrate the DMD business; or

•	the delay in delivery to market or acceptance of new DVD products, such as DVD recorders.

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
          Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks and trade secrets.  For example, we have numerous patents and we have also filed applications for additional patents.  We also registered trademarks for the following:  DVDit!, MyDVD, DVD Creator, DVD Fusion, RecordNow, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SDK among others.  To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible.  In addition, we make extensive use of trade secrets that we may not be able to protect.  To the extent we are unable to protect our proprietary rights, competitors may enter the market offering products identical to ours, with a negative impact on sales of our products.

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

          For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology.  Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties not represented by MPEG-LA from asserting that we infringe a patent covering the MPEG-2 technology.

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
          Much of our consumer revenue is derived from sales to large OEM customers, including Dell, Hewlett-Packard, Sony, Matrox and Avid.  The revenue from many of these customers is recognized on a sell-through basis.  If these customers do not ship as many units as forecasted or if there is a decrease in their unit sales, our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable.

          Changes in requirements or business models of our OEM customers may negatively affect our financal results.
          OEM customers can be quite demanding, in terms of the features they demand in software products they bundle, in terms of their quality and testing requirements, and in terms of their economic demands.  Because there is a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, in which case our revenues and our results of operations will be negatively affected.  If particular OEMs demand certain product or product features that we are unable to deliver, or if they impose higher quality requirements than we are in a position to satisfy, our revenues and our results of operations could be negatively affected.

          We have embarked on a new program with one of our major OEMs in which we are developing a number of versions of our products specifically for that OEM’s customers.  The versions include a base version to be included with the OEM’s products, and enhanced versions.  The enhanced versions will be marketed aggressively by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale.  We will be contributing significant resources to this effort.  While we believe that upgrade rates and resulting revenues, which will be split between the OEM and ourselves, will increase our overall revenues deriving from this OEM, the new business model is untested at this time, and actual results may be disappointing.  In that case, our revenues and our results of operations could be negatively affected.

          Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.
          There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace.  A number of companies have announced or are delivering products which compete with our products.  These include Ahead, Apple Computer, CyberLink, Intervideo, Inc., MedioStream, Pinnacle, Roxio and Ulead.  Most of these companies have greater financial and technological resources than ours.

          Our reliance on outsourcing our webstore makes us vulnerable to third party’s operational problems.
          We have initiated a web-based retail store for our DVDit! and MyDVD products, as well as some of our professional products, for example, ReelDVD. We currently “outsource” our webstore through an arrangement we have with Digital River.  We have a similar arrangement with another supplier for a smaller webstore, and may have similar arrangements in the future.  The risks regarding our arrangement with Digital River apply equally to other outsourced webstore operations we may have.  Under the arrangement with Digital River, Digital River provides the servers which list our products and handle all purchase transactions through their secure web site.

          Outsourcing our webstore means that we are dependent on Digital River for smooth operation of our webstore.  Since our webstore sales are a significant portion of our revenues, any interruption of Digital River’s service to us could have a negative effect on our business.  If Digital River were to withdraw from this business, or change its terms of service in ways that were not feasible for us, we might not have a ready alternative outsourcing organization, and we might be unprepared to assume operation of the webstore ourselves.  In any of these cases, our results of operations would be negatively affected.

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

          Approximately 38% of our revenue derives from revenue recognized on development and licensing agreements from three customers for the first quarter ended June 30, 2003.
          During the first quarter ended June 30, 2003, approximately 38% of our revenue was derived from revenue recognized on development and licensing agreements from three customers.  During fiscal 2003, approximately 26% of our revenue was derived from revenue recognized on development and licensing agreements from three customers. A decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements could cause a significant decrease in our revenue.

          A significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan.
          Revenue derived from these customers accounted for approximately 39% of our revenues for the first quarter ended June 30, 2003.  Revenue derived from these customers accounted for approximately 47%, 39% and 30% of our revenues in fiscal years 2001, 2002 and 2003, respectively. These foreign customers expose us to the following risks, among others:

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk is limited.  All of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Daikin pursuant to the Distribution Agreement entered into on February 27, 2001 and payments made to Daikin by us pursuant to the Consulting Agreement entered into on February 27, 2001.  We do not  engage in any hedging activities.

          We do not use deriviatives or equity investments for cash investment purposes.

          Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value.  Cash equivalents consist of money market funds.

ITEM 4.     CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, Sonic’s management, including the President and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in Sonic’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

31

Certificates of President and Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer pursuant to Securities and Exchange Act Rule13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

(i)

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on July 2, 2002, making an Item 5 disclosure announcing a public offering of 1,000,000 shares of its common stock to institutional investors at a price of $8.50 per share.  The transaction was closed on July 2, 2003.

(ii)

Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on July 30, 2003, making an Item 9 disclosure announcing the first quarterly earnings for the quarter ended June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 13th day of August, 2003.

SONIC SOLUTIONS
Signature	Date

/s/ ROBERT J. DORIS	August 13, 2003

Robert J. Doris President and Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	August 13, 2003

A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)