Form 10-Q
period 2003-09-30
SONIC SOLUTIONS/CA/
filed 2003-11-12
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes    ☒  No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒  No    ☐

The number of outstanding shares of the registrant’s Common Stock on November 3, 2003, was 21,395,810.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2003

i

PART I – FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	2003
	March 31*	September 30
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,708	37,574
Accounts receivable, net of allowance for returns and doubtful accounts of $411 at March 31, 2003 and September 30, 2003, respectively	5,823	4,489
Inventory	531	655
Prepaid expenses and other current assets	869	844

Total current assets	16,931	43,562
Fixed assets, net	1,745	2,381
Purchased and internally developed software costs, net	920	956
Goodwill	6,715	6,715
Acquired intangibles, net	1,345	1,077
Other assets	697	1,417

Total assets	$28,353	56,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,087	7,054
Deferred revenue and deposits	1,840	2,286

Total current liabilities	8,927	9,340

Commitments and contingencies
Shareholders’ Equity:
Common stock, no par value, 100,000,000 shares authorized; 18,217,317 and 21,385,810 shares issued and outstanding at March 31, 2003 and September 30, 2003, respectively	45,765	69,567
Accumulated deficit	(26,339)	(22,799)

Total shareholders’ equity	19,426	46,768

Total liabilities and shareholders’ equity	$28,353	56,108

*	The consolidated balance sheet at March 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net revenue	$7,488	12,695	14,872	24,717
Cost of revenue	1,789	1,653	3,696	3,401

Gross profit	5,699	11,042	11,176	21,316

Operating expenses:
Marketing and sales	2,001	2,890	4,147	5,982
Research and development	2,250	4,840	4,142	9,021
General and administrative	722	1,051	1,579	2,029

Total operating expenses	4,973	8,781	9,868	17,032

Operating income	726	2,261	1,308	4,284
Other income, net	28	51	62	1

Income before income taxes	754	2,312	1,370	4,285
Provision for income taxes	18	414	58	745

Net income	736	1,898	1,312	3,540
Dividends paid to preferred shareholders	27	0	73	0

Net income applicable to common shareholders	$709	1,898	1,239	3,540

Net income per share applicable to common shareholders
Basic	$0.04	0.09	0.08	0.18

Diluted	$0.04	0.08	0.07	0.16

Shares used in computing per share net income per share
Basic	16,032	20,118	15,660	19,276

Diluted	19,138	23,462	18,767	22,620

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Six Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,312	3,540
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	932
Provision for returns and doubtful accounts, net of write-offs	50	(14)
Changes in operating assets and liabilities:
Accounts receivable	(372)	1,348
Inventory	(68)	(124)
Prepaid expenses and other current assets	76	25
Other assets	(154)	(720)
Accounts payable and accrued liabilities	915	(33)
Deferred revenue and deposits	(4,233)	446

Net cash (used in ) generated by operating activities	(1,251)	5,400

Cash flows from investing activities:
Purchase of fixed assets	(269)	(1,069)
Additions to purchased and internally developed software	(332)	(267)
Cash paid for purchase of Ravisent, including transaction costs	(2,275)	0

Net cash used in investing activities	(2,876)	(1,336)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,155	2,791
Proceeds from issuance of common stock	0	21,011
Proceeds from equity line financing	1,990	0
Payment of dividends	(73)	0

Net cash generated by financing activities	3,072	23,802

Net (decrease) increase in cash and cash equivalents	(1,055)	27,866
Cash and cash equivalents, beginning of period	11,114	9,708

Cash and cash equivalents, end of period	$10,059	37,574

Supplemental disclosure of cash flow information:
Interest paid during period	$0	0

Income taxes paid during period	$4	27

Noncash financing and investing activities:
Conversion of warrants to common stock	$1	0

Conversion of preferred stock to common stock	$1,502	0

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company” have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues from our distributor agreement with Daikin Industries, Ltd. are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

(2)	Basic and diluted income per share and pro forma information

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the second quarter and six months ended September 30, 2002 and 2003 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2002	Quarter Ended September 30, 2003	Six Months Ended September 30, 2002	Six Months Ended September 30, 2003
Net income	$736	1,898	1,312	3,540
Dividends paid to preferred shareholders	27	0	73	0

Net income applicable to common shareholders	$709	1,898	1,239	3,540

Shares used in computing per share net income
Basic	16,032	20,118	15,660	19,276

Diluted	19,138	23,462	18,767	22,620

Net income per share applicable to common shareholders
Basic	$0.04	$0.09	0.08	0.18

Diluted	$0.04	$0.08	0.07	0.16

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the second quarter and six months ended September 30, 2002 and 2003 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2002	Quarter Ended September 30, 2003	Six Months Ended September 30, 2002	Six Months Ended September 30, 2003
Shares used in basic net income per share computation	16,032	20,118	15,660	19,276
Effect of dilutive potential common shares resulting from stock options and convertible preferred stock	3,106	3,344	3,107	3,344

Shares used in diluted net income per share computation	19,138	23,462	18,767	22,620

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti- dilutive. The computation of diluted net income per share excludes stock options to purchase 1,334,065 and 1,661,639 shares of common stock as of September 30, 2002 and 2003, respectively. The shares were excluded due to the exercise price exceeding the average fair value of the common stock, and their inclusion would have been anti-dilutive.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income and net income per share for the second quarter and six months ended September 30, 2002 and 2003 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended September 30, 2002	Quarter Ended September 30, 2003	Six Months Ended September 30, 2002	Six Months Ended September 30, 2003
Net income as reported	$736	1,898	1,312	3,540
Add: Stock based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	520	951	1,029	1,766

Pro Forma net income	$216	947	283	1,774

Reported basic net income per share	$0.04	0.09	0.08	0.18

Reported diluted net income per share	$0.04	0.08	0.07	0.16

Pro Forma basic net income per share	$0.01	0.05	0.02	0.09

Pro Forma diluted net income per share	$0.01	0.04	0.02	0.08

The weighted-average fair value of options granted in the three and six months ended September 30, 2003 was $7.11 and $6.37, respectively, and in the three and six months ended September 30, 2002 was $4.69 and $4.70, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended September 30, 2002 and 2003; risk-free interest rate of 2.1% and 2.2% for the three and six months ended September 30, 2003, respectively, and of 1.8% and 2.5% for the three and six months ended September 30, 2002, respectively; expected life of 3.1 and 3.4 years for the three and six months ended September 30, 2003, respectively, and of 2.5 and 3.0 years for the three and six months ended September 30, 2002, respectively; expected volatility of 101% and 105% for the three and six months ended September 30, 2003, respectively, and of 110% and 111% for the three and six months ended September 30, 2002, respectively; and no dividends.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes with respect to the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future periods because pro forma net income reflects compensation costs only for stock options granted in fiscal 1996 through 2003 and does not consider compensation costs for stock options granted prior to April 1, 1995.

(3)	Inventory

The components of inventory consist of (in thousands, unaudited):

	March 31, 2003	September 30, 2003
Finished goods	$291	290
Raw materials	240	365

	$531	655

(4)	Acquisitions

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

DMD Acquisition

On November 13, 2002, we entered into an asset purchase agreement with VERITAS Operating Corporation and its affiliates (“VERITAS”) to acquire the Desktop and Mobile Division (“DMD”) of VERITAS, which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. The results of DMD’s operations have been included in our financials since December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

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

Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock, subject to adjustment for stock splits and the like. Pursuant to the agreement, we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock. The shares were convertible at Sonic’s option three months following the effective registration of the shares. All of the stock was converted into common stock in March 2003. As we determined that the preferences associated with the preferred stock did not have significant value, the value of the 1,290,948 shares was determined based on the average market price of our common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The total purchase price of the DMD business was approximately $9,433,000.

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

On May 4, 2000, we entered into a private equity line agreement with Kingsbridge Capital. During the quarter ended June 30, 2002, we drew $2,000,000 from the equity line for which we issued 269,360 shares of common stock. These proceeds were recorded net of fees of $16,000. The agreement ceased by its terms on November 13, 2002.

(6)	Shareholders’ Equity

On June 27, 2003, we announced a public offering of 1,000,000 shares of our common stock to institutional investors at a price of $8.50 per share for gross proceeds of $8,500,000. The transaction was completed and the stock was issued to investors on July 2, 2003. We received net proceeds of approximately $8,000,000 after deducting placement agent fees and costs associated with the offering.

On September 2, 2003, at our Annual Shareholder’s Meeting, the amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares from 30,000,000 shares to 100,000,000 shares was approved.

On September 17, 2003 we announced an underwritten public offering of 920,000 shares of our common stock to institutional investors at a price of $15.00 per share for gross proceeds of $13,800,000. The transaction was completed and the stock was issued to investors on September 22, 2003. We received net proceeds of approximately $13,010,000 after deducting underwriting discounts and costs associated with the offering.

Convertible Preferred Stock – Series D

In February, 2001, we issued 700,000 shares of Series D convertible preferred stock to Daikin Industries in conjunction with our purchase of Daikin DVD valued at $1,750,000 or $2.50 per share. During the quarter ended September 30, 2002, Daikin converted 350,000 shares of their Series D convertible preferred stock into 350,000 shares of common stock and during the quarter ended December 31, 2002, Daikin converted all of their remaining shares of their Series D convertible preferred stock into an equivalent number of shares of common stock.

Convertible Preferred Stock – Series E

In December, 2001, we sold 250,000 shares of Series E preferred stock to Sanshin Electronic Co., Ltd. for $1,000,000. During the quarter ended September 30, 2002, Sanshin converted all of their Series E preferred stock into 250,000 shares of common stock.

Convertible Preferred Stock – Series F

On December 18, 2002 we issued 1,290,948 shares of Series F preferred stock to VERITAS in exchange for the Desktop and Mobile Division of VERITAS. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Each share of Series F preferred stock was convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. In March 2003, VERITAS converted all of their Series F preferred stock into 1,290,948 shares of common stock.

(7)	Significant Customer Information and Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to report financial and descriptive information about our reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on the way that management organized the operating segments within our company for making operating decisions and assessing financial performance.

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Prior to March 31, 2003, consolidated financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Beginning in the first fiscal quarter ended June 30, 2003, financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. This information was not tracked previously and is not available for presentation. Beginning with the fiscal quarter ended June 30, 2003, we have presented, and we continue to present for the current fiscal quarter, information required for our new operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. We are required to disclose the following revenue by product line, operating results by segment, revenue by geographic and significant customer information:

Net Revenue by Segment (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net revenue
Consumer	$5,210	10,924	9,982	20,860
Professional audio and video	2,278	1,771	4,890	3,857

Total net revenue	$7,488	12,695	14,872	24,717

Net Revenue and Operating Income by Segment (in thousands for the quarter ended September 30, 2003):

	Quarter Ended September 30, 2003
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$10,924	1,771	—	12,695
Operating income	$3,613	499	(1,851)	2,261

Net Revenue and Operating Income by Segment (in thousands for the six months ended September 30, 2003):

	Six Months Ended September 30, 2003
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$20,860	3,857	—	24,717
Operating income	$7,026	918	(3,660)	4,284

Net Revenue by Geographic Location (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
North America	$5,580	7,888	11,436	15,141
Export:
France	78	121	150	225
Germany	86	224	193	457
United Kingdom	216	299	283	511
Other European	247	383	423	906
Japan	1,047	3,614	1,890	7,084
Taiwan	87	37	87	50
Other Pacific Rim	141	116	404	271
Other international	6	13	6	72

Total net revenue	$7,488	12,695	14,872	24,717

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2002	2003	2002	2003	2002	2003
Customer A	14%	1%	15%	2%	4%	0%
Customer B	19%	1%	19%	1%	0%	0%
Customer C	0%	24%	3%	23%	3%	2%
Customer D	0%	16%	6%	14%	0%	6%

Revenue recognized from Customers A and B is pursuant to development and licensing agreements for which most amounts had been prepaid and previously included in deferred revenue.

Revenue recognized from Customers C and D is pursuant to licensing agreements.

(8)	Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in October 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 144 serves to clarify and further define the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 143 effective April 1, 2003 and adopted SFAS No. 144 effective April 1, 2002. The adoption of SFAS No. 143 and SFAS 144 did not have a material impact on our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate the required accounting for sale-leaseback transactions. We adopted SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the annual disclosure requirements of SFAS No. 148 for the year ended March 31, 2003. We adopted the interim disclosure requirements during the quarter ending June 30, 2003. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply to any financial statements issued after January 31, 2004. The adoption of this Statement is not expected to have a significant impact on our financial position and results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a significant impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Consensus also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this Statement did not have a significant impact on our financial position or results of operations.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

OVERVIEW

The financial section of this Quarterly Report consists of management’s discussion of our financial condition and results of operations, and accompanying condensed consolidated financial statements for the six and the three months periods ended September 30, 2003 and related notes.

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

Our business is divided into two reporting segments, our consumer segment and our professional audio and video segment. At the same time, we divide our products into three categories:

•	Professional Audio and Video Products—Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), DVD Producer (Windows based), DVD Fusion (Macintosh based) and ReelDVD (Windows based). These products include applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers.

•	Desktop Products—Our desktop products include software-only DVD-Video creation tools and DVD-Video playback software intended for use by lower-end professionals, by enthusiasts or “prosumers,” and by consumers. Our desktop products also include software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as through retail channels (both web-based and traditional “bricks and mortar” channels). We market a number of different desktop products under a number of trade names including RecordNow, Backup My PC, CinePlayer, DVDit! and MyDVD.

•	Technology Products—This category includes software that we license to other companies for inclusion in their products. We market most of this software under various trade names including AuthorScript and Primo SDK.

During both the first and the second quarter of fiscal year 2004, we have experienced a continued growth in our net revenue as well as a growth in our profitability and net income. Our revenue growth for the second quarter of fiscal year 2004, which amounted to an increase of 70% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements, including OEM licensing agreements assumed in connection with our acquisition of the VERITAS DMD business. International sales remained steady at 39% of our net revenue for both the first and the second quarter of fiscal year 2004. 37% of our net revenue resulted from two customers in the six months ended September 30, 2003. The loss of one or both of these customers would have a material adverse effect on our financial results.

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

- Capitalized Software

We capitalize a portion of our software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed.” Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues, reduced by the estimated cost of sales, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future cost of sales. If these estimates change, write-offs of capitalized software costs could result.

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

On April 1, 2002 we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. As required by SFAS No. 142, we have determined that our reporting units are the same as our reportable segments. Goodwill within our reporting units is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, which was accounted for as a purchase, and from our acquisition of the Desktop and Mobile Division or DMD, business from VERITAS during the third quarter ended December 31, 2002, which was also accounted for as a purchase. As of September 30, 2003, no events have occurred that would lead us to believe that there has been any impairment.

- Stock Based Compensation

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to determine stock-based compensation expense in connection with stock option grants under our stock option plan. See Note (2) in our Notes to Condensed Consolidated Financial Statements included in Part 1, Item I of this quarterly report for further discussion of the effect on net income and earnings per share of our stock option grants, including if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”

OTHER DISCLOSURES

- Investment in SonicStudio LLC

In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We accounted for this investment in SonicStudio LLC using the modified equity method. As of September 30, 2003, our investment in SonicStudio LLC is recorded at zero.

Under the terms of the agreement, SonicStudio LLC compensated us for the Sonic Studio workstation business with a three year promissory note for $500,000. The promissory note, which does not carry interest, will be repaid to us by a percentage royalty of the sales received by SonicStudio LLC, plus a share of profits paid by SonicStudio LLC. We expect to have a 15% interest in any future earnings.

- Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we have begun reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan ( or ESJ) of our intention to terminate its distributorship of some of our software products, effective in the late fall of 2003. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future or ESJ may not live up to its contractual obligations during the transition.

During the quarter ended September 30, 2003, we established a wholly owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this new subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This new subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to operations which include development and sales offices in North America, Europe, Japan and Taiwan.

- Other Contingencies

We are subject to various claims relating to products, technology, patents, shareholders and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and six months ended September 30, 2002 and 2003, respectively (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2002	2003	2002	2003
Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	23.9	13.0	24.8	13.8

Gross profit	76.1	87.0	75.2	86.2
Operating expenses:
Marketing and sales	26.7	22.8	27.9	24.2
Research and development	30.1	38.1	27.9	36.5
General and administrative	9.6	8.3	10.6	8.2

Total operating expenses	66.4	69.2	66.4	68.9

Operating income	9.7	17.8	8.8	17.3
Other income, net	0.3	0.4	0.4	0.0
Provision for income taxes	0.2	3.3	0.4	3.0

Net income	9.8%	14.9	8.8	14.3

Comparison of Second Quarters and Six Months Ended September 30, 2002 and 2003

NET REVENUE.  Our net revenue increased from $7,488,000 for the second quarter ended September 30, 2002 to $12,695,000 for the second quarter ended September 30, 2003, representing an increase of 70%. For the six months ended September 30, 2003, net revenue increased from $14,872,000 to $24,717,000 compared to the same period in the prior fiscal year, representing an increase of 66%. The increase in net revenue for the quarter and six months ended September 30, 2003 was primarily due to the increase in sales of our consumer products which increased approximately 110% and 109%, for the second quarter and six months ended September 30, 2003, respectively. The increase in sales was due to new OEM licensing agreements entered into during the quarter ended September 30, 2003 and in prior quarters and the increase in volume of sales reported by these and existing OEM partners. The increase in sales was also due to inclusion of the results of OEM licensing agreements that we assumed as part of our acquisition of the DMD business of VERITAS in December 2002. Since the DMD business has now been integrated into our other operations, we are not able to specifically track results of its operations separately from our other consumer software business. The increase in sales of our consumer products was offset in part by decreases in our professional audio and video sales of approximately 22% and 21% for the second quarter and six months ended September 30, 2003, respectively.

International sales accounted for 27% and 39% of our net revenue for the second quarters ended September 30, 2002 and 2003, respectively. International sales accounted for 24% and 39% of our net revenue for the six months ended September 30, 2002 and 2003, respectively. See Note (7) in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report for additional details regarding net revenues by geographic location. International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue.

COST OF REVENUE.  Our cost of revenue, as a percentage of net revenue decreased from 23.9% for the second quarter ended September 30, 2002 to 13.0% for the second quarter ended September 30, 2003. Cost of revenue, as a percentage of net revenue decreased from 24.8% for the six months ended September 30, 2002 to 13.8% for the six months ended September 30, 2003. The decrease in cost of revenue as a percentage of revenue was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

MARKETING AND SALES.  Our marketing and sales expenses increased from $2,001,000 for the second quarter ended September 30, 2002 to $2,890,000 for the second quarter ended September 30, 2003. Marketing and sales expenses increased from $4,147,000 for the six months ended September 30, 2002 to $5,982,000 for the six months ended September 30, 2003. Marketing and sales represented 26.7%, 22.8%, 27.9% and 24.2% of net revenue for the second quarters ended September 30, 2002 and 2003 and the six months ended September 30, 2002 and 2003, respectively. Our marketing and sales expenses increased primarily from an increase in salary expense due to an increase in headcount and an increase in marketing and advertising expenses as a result of the increase in the number of products we sell. Headcount increased from 41 at September 30, 2002 to 60 at September 30, 2003.

RESEARCH AND DEVELOPMENT.  Our research and development expenses increased from $2,250,000 for the second quarter ended September 30, 2002 to $4,840,000 for the second quarter ended September 30, 2003 and increased from $4,142,000 for the six months ended September 30, 2002 to $9,021,000 for the six months ended September 30, 2003. Our research and development expenses represented 30.0%. 38.1%, 27.9% and 36.5% of net revenue for the second quarters ended September 30, 2002 and 2003 and for the six months ended September 30, 2002 and 2003, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 70 at September 30, 2002 to 157 at September 30, 2003. Included in this headcount increase were approximately 59 engineers and other development personnel as a result of our acquisition of the DMD business of VERITAS and the transfer of personnel as part of the license agreement we executed with Axeda.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the second quarter ended September 30, 2003, we capitalized approximately $92,000 and amortized approximately $94,000 and during the second quarter ended September 30, 2002 we capitalized approximately $122,000 and amortized approximately $139,000, excluding amounts capitalized and amortized relating to Daikin Industries, Ltd., Ravisent and the DMD business acquisitions. During the six months ended September 30, 2003 we capitalized approximately $223,000 and amortized approximately $186,000 and during the six months ended September 30, 2002 we capitalized approximately $242,000 and amortized $288,000, excluding amounts capitalized and amortized relating to Daikin Industries, Ltd., Ravisent and the DMD business acquisitions.

GENERAL AND ADMINISTRATIVE.  Our general and administrative expenses increased from $722,000 for the second quarter ended September 30, 2002 to $1,051,000 for the second quarter ended September 30, 2003 and increased from $1,579,000 for the six months ended September 30, 2002 to $2,029,000 for the six months ended September 30, 2003. Our general and administrative expenses represented 9.6%, 8.3%, 10.6% and 8.2% of net revenue for the second quarters ended

September 30, 2002 and 2003 and for the six months ended September 30, 2002 and 2003, respectively. The dollar increase was primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 126 at September 30, 2002 to 239 at September 30, 2003. We anticipate that general and administrative expenses will increase in the future as our operations expand.

OTHER INCOME AND EXPENSE, NET.  Other income on our condensed consolidated statements of operations includes the interest we earned on cash balances and short term investments. Interest income was approximately $27,000 and $28,000 for the second quarters ended September 30, 2002 and 2003, respectively and approximately $56,000 and $46,000 for the six months ended September 30, 2002 and 2003, respectively. Other expense includes primarily interest and realized foreign currency fluctuations. During the six months ended September 30, 2003, approximately $69,000 was recorded as other expense relating to the write-down of our investment in SonicStudio LLC.

PROVISION FOR INCOME TAXES.  In accordance with SFAS No. 109, we made no provision for U.S. income taxes for the second quarter and the six months ended September 30, 2002 and 2003 due to net operating loss carryforwards and other credits. However, for the second quarter and the six months ended September 30, 2002 and 2003, foreign tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

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

On November 13, 2002, we entered into an asset purchase agreement with VERITAS to acquire the DMD business of VERITAS, which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by this agreement were closed on December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

Under this agreement with VERITAS, we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of the outstanding customers and other contracts of the DMD business. Under this agreement, approximately 40 individuals of the DMD business joined Sonic.

Under the agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock. The total purchase price was approximately $9,433,000 and the accounting for this transaction was applied pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES.  Our operating activities used cash of $1,251,000 for the six months ended September 30, 2002 and generated cash of $5,400,000 for the six months ended September 30, 2003.

During the six months ended September 30, 2002, cash used in operations was primarily the result of the decrease in deferred revenue of $4,233,000 as a result of revenue recognized on various OEM and development contracts and the increase in accounts receivables of $372,000 primarily due to increased sales. These amounts were offset in part with the net income of $1,312,000, including depreciation and amortization of $1,223,000, and with the increase in accounts payable and accrued liabilities of $915,000. During the six months ended September 30, 2002, cash was used in the amount of $2,275,000, to complete the acquisition of the Ravisent product line from Axeda.

During the six months ended September 30, 2003, cash generated by operations included net income of $3,540,000 and including depreciation and amortization of $932,000. Cash generated by operations was also the result of the decrease in accounts receivables of $1,348,000 due to strong collections and the increase in deferred revenue and deposits of $446,000, offset in part by the increase in other assets of $720,000.

In addition to our operations, we utilized cash during the six months ended September 30, 2002 and 2003 to purchase new fixed assets and to develop and purchase software that was added to capitalized software. Additionally, during the six months ended September 30, 2002, $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda.

On June 27, 2003, we announced a public offering of 1,000,000 shares of our common stock to institutional investors at a price of $8.50 per share for gross proceeds of $8,500,000. The transaction was completed and the stock was issued to investors on July 2, 2003. We received net proceeds of approximately $8,000,000 after deducting placement agent fees and costs associated with the offering.

On September 17, 2003, we announced an underwritten public offering of 920,000 shares of our common stock to investors at a price of $15.00 per share for gross proceeds of $13,800,000. The transaction was completed and the stock was issued to investors on September 22, 2003. We received net proceeds of approximately $13,010,000 after deducting underwriting discounts and costs associated with the offering.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $385,000 and $528,000 for the second quarters ended September 30, 2002 and 2003, respectively and was approximately $720,000 and $1,005,000 for the six months ended September 30, 2002 and 2003, respectively. Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

		Payments	Due By	Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$4,145	1,467	2,550	128	—

We believe that existing cash and cash equivalents and cash generated from operations, coupled with the proceeds from our two common stock offerings, will be sufficient to meet our cash requirements at least through the middle of fiscal year 2005.

As of September 30, 2003, we had cash and cash equivalents of $37,574,000 and working capital of $34,222,000.

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

We have experienced losses in each of the past four fiscal years ending March 31, 2002.

We were unprofitable during each of the four fiscal years ending March 31, 2002. For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000. We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year. Although we were profitable in the fourth quarter of the 2002 fiscal year and each of the four quarters of the 2003 fiscal year and the first and second quarters of the 2004 fiscal year, we may not maintain profitability and as a result our share price may decline. Although we have provided revenue and profitable earnings guidance for full fiscal year 2004, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.

During the fiscal year ended March 31, 2001 we had negative operating cash flows.

During the fiscal year ended March 31, 2001, we had a negative operating cash flow of $848,000. During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000. During the fiscal year ended March 31, 2003, we had a positive operating cash flow of $153,000. During the six months ended September 30, 2003, we had a positive operating cash flow of $5,400,000. We may report a negative operating cash flow in the future, and we may need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

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

In addition, our acquisition of the DMD business included the retention of approximately 40 employees of VERITAS, representing approximately a 25% increase in our total number of employees at that time. Consequently, we may face management and organizational issues as we integrate the DMD business employees into our other operations.

The process of integrating the DMD operations could cause an interruption or loss in momentum in our business and operating activities and, if material, could harm our business.

Additionally, if we fail to integrate the DMD business into our existing operations, we may not achieve the desired synergies and benefits originally anticipated by the DMD acquisition and, as a result, we may not achieve a positive, long-term benefit to our operating results.

Our recent acquisition of the Ravisent business line may not positively contribute to our operations.

The Ravisent business line was not profitable when owned by Axeda prior to May 2002. While we have operated the Ravisent business line for more than a year, it remains possible, given the amount that we paid to obtain exclusive rights to deploy the Ravisent technologies in the personal computer market coupled with the on-going costs associated the maintaining the business line, that the Ravisent technology and employees will not be a positive contributor to our operations and instead may constitute a drain on our resources.

We may engage in future acquisitions that could dilute our stockholders’ equity and harm our business, results of operations and financial condition.

As part of our efforts to enhance our existing products and introduce new products, we have pursued, and we may pursue in the future, acquisitions of complementary companies, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Further, once integrated, acquisitions may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	contractual and intellectual property disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our recent or future acquisitions;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by us or by independent analysts who cover the company;

•	issuances of stock under any future shelf registration statement;

•	fluctuations in the U.S. or world economy or general market conditions;

•	our failure to successfully integrate the DMD business; or

•	the delay in delivery to market or acceptance of new DVD products, such as DVD recorders.

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

Our reliance on single supplier for our manufacturing makes us vulnerable to supplier operational problems.

Our hardware outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier – Arrow Bell Electronics. As a result of our dependence on this one manufacturer, we do not directly control hardware product delivery schedules or hardware product quality. Any product shortages or quality assurance problems could increase the costs of manufacturing and distributing our products.

We are dependent on third-party single-source suppliers for components to some of our products and any failure by them to deliver these components could limit our ability to satisfy customer demand.

We often use a number of components in our products that are available from only a single source. These components include, for example, Phillip’s Video Scaler and various Xilinx devices. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages can have a significant negative impact on our business.

Any interruption in the operations of our vendors of sole source components could adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

If we fail to protect our products’ intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have numerous patents and we have also filed applications for additional patents. We also registered trademarks for the following: DVDit!, MyDVD, DVD Creator, DVD Fusion, RecordNow, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SDK among others. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed or sold. Moreover, despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. Patent protection throughout the world is generally established on a country-by-country basis.

Failure to obtain patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property rights we hold.

If we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others, our business could be seriously harmed because the value ascribed to our intellectual property could diminish and result in a lower stock price. To the extent we are unable to protect our proprietary rights, competitors also may enter the market offering products identical to ours, with a negative impact on sales of our products.

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

We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult.

Third parties could pursue us claiming that our products infringe various patents. For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties not represented by MPEG-LA from asserting that we infringe a patent covering the MPEG-2 technology.

Patent infringement litigation can be time consuming and costly, may divert management resources and may result in the invalidation of our intellectual property rights.. If the litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and requirements to cease production of infringing products, terminate our use of infringing technology or develop non-infringing technology and obtain a royalty or license agreement to continue using the technology at issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. Our use of protected technology may result in liability that threatens our continuing operation.

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

Much of our consumer revenue is derived from sales through OEM customers, including Dell, Hewlett-Packard, Sony, Matrox and Avid. The revenue from many of these customers is recognized on a sell-through basis. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of our products, which could in turn harm our business, financial condition and results of operations. In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their end products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable. Finally, we are dependent on reports prepared by the OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective action may result in negative effects on us, including that our prior reported net revenue and related results may be inaccurate, in particular less than previously reported.

Changes in requirements or business models of our OEM customers may negatively affect our financial results.

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

We have embarked on a new program with one of our major OEMs in which we are developing a number of versions of our products specifically for that OEM’s customers. The versions include a base version to be included with the OEM’s products, and enhanced versions. The enhanced versions will be marketed by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If the OEM offers an upgrade, then the base version can be sold by them to their customer without royalty to us. We will be contributing significant resources to this effort including (i) extra development resources to develop the various product versions required by the program, (ii) enhanced first line customer support activities, and (iii) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between the OEM and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution deriving from this OEM, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. In addition, during the quarters ending December 31, 2003 and March 31, 2004, we anticipate that our OEM partner will be transitioning our products into this new model, and that the model will be significantly adjusted by our OEM partner in consultation with us. If the transition and adjustment process takes a significant length of time, or encounters difficulties, the results of our operations in those quarters could be negatively affected.

Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Ahead Software, Apple Computer, CyberLink, Intervideo, Inc., MedioStream, Pinnacle, Roxio and Ulead. Most of these companies have greater financial and technological resources than we do.

For example, in April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and competes with MyDVD and DVDit! The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit! PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. In April 2003 Apple announced its intention to release DVD Studio Pro Version 2 in the summer of 2003. We presume that DVD Studio Pro Version 2 is based, at least in part, on technology deriving from the Spruce acquisition.

Because our products are designed to adhere to industry standards, to the extent that we cannot distinguish our products from those produced by our competitors, our current distributors and customers may choose alternate producers or choose to purchase products from multiple vendors. We may be unable to effectively compete with the other vendors if we cannot produce products more quickly or at lower cost than our competitors.

We cannot provide any assurance that the industry standards on which we develop new products will allow us to compete effectively with companies having greater financial and technological resources than we do to market, promote and exploit sales opportunities as they arise in the future. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products we develop may not be introduced in a timely manner or in advance of our competitors and may not achieve the broad market acceptance necessary to generate significant revenues.

Our reliance on outsourcing our webstore makes us vulnerable to third party’s operational problems.

We have initiated a web-based retail store for our consumer products including DVDit! and MyDVD, as well as some of our professional products, for example, ReelDVD. We currently “outsource” our webstore through an arrangement we have with Digital River. We have a similar arrangement with another supplier for a smaller webstore, and may have other, similar arrangements in the future. The risks regarding our arrangement with Digital River apply equally to other outsourced webstore operations we may have. Under the arrangement with Digital River, Digital River provides the servers which list our products and handle all purchase transactions through their secure web site.

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

Approximately 44% of our revenue derives from revenue recognized on licensing agreements from three customers for the six months ended September 30, 2003.

During the six months ended September 30, 2003, approximately 44% of our revenue was derived from revenue recognized on licensing agreements from three customers. During fiscal 2003, approximately 26% of our revenue was derived from revenue recognized on development and licensing agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future until we are able to generate additional revenue from sales of our consumer products to other customers. Any changes in our relationships with any of these three customers, including any actual or alleged breach of our agreements by either party to an agreement or the early termination of, or any other material change in, an agreement would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements could cause a significant decrease in our revenue.

We may encounter significant challenges as our business model evolves to depend more on sales of consumer products.

We anticipate that our business model will continue to evolve to depend more on sales of consumer products to generate additional revenue and grow our business. If this trend continues, we will be subject to risks due to changing consumer demands, extensive competition which may result in price erosions, products liability litigation and product warranty concerns.

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of peak sales and revenue during the holiday season. Due to the importance of the holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or the sales of our OEM customers were to fall below our expectations in November and December, such as because specific events cause consumer confidence to drop or other factors limit consumer spending, our business, financial condition and annual operating results may be materially adversely affected.

Success in our consumer segment will depend upon our ability to enhance and distinguish our existing products, to introduce new competitive products with features that meet changing consumer requirements, and to control our inventory levels to avoid any significant impact from sudden price decreases. Moreover, our success will depend on our ability to effectively sell our products in the consumer market. We may not have the capital required or the necessary personnel or expertise to develop the necessary distribution channels. Also, some of our competitors, including Apple, have well-established retail distribution capabilities and existing brands with market acceptance that would provide them with a significant competitive advantage. We cannot assure you that we will succeed in overcoming any of the above challenges and our business and results of operations may be harmed.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 39% of our revenues for the second quarter ended September 30, 2003. Revenue derived from these customers accounted for approximately 47%, 39% and 30% of our revenues in fiscal years 2001, 2002 and 2003, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and w are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. These foreign customers expose us to the following additional risks, among others:

•	currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	import and export restrictions and duties, including tariffs and other barriers;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations; and

•	liquidity problems in various foreign markets;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

International sales have historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. We also expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

New laws and regulations affecting corporate governance may impede our ability to retain and attract board members and executive officers, and increase the costs associated with being a public company.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. Consequently, we have experienced, and we anticipate continuing to experience, increased costs associated with such activities and, more generally, with being a public company, including additional professional and independent auditor fees.

Threatened terrorist attacks may negatively impact all aspects of our operations, revenues, costs and stock price.

The events of September 11, 2001, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, or military or trade disruptions, may cause delays or losses of customer orders. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

We are vulnerable to earthquakes, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities, are located in California, an area known for seismic activity. An earthquake, or other significant natural disaster, could result in an interruption in our business. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2003 have not changed materially. Our exposure to market risk is limited. All of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Daikin Industries, Ltd. pursuant to the distribution agreement we entered into with Daikin on February 27, 2001 and payments made to Daikin by us pursuant to the consulting agreement we entered into with Daikin on February 27, 2001. We do not engage in any hedging activities.

We do not use deriviatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

At the Company’s Annual Meeting of Shareholders held on September 2, 2003, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock from 30,000,000 shares to 100,000,000 shares.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on September 2, 2003, at the Company’s headquarters, the Company shareholders voted to:

(i) Approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for the ensuing year end until their successors are elected. The vote for the nominated directors was as follows: out of a total of 19,671,931 shares eligible to vote at the meeting: 16,222,410 voted in favor and 1,490,504 withheld for the approval of Robert J. Doris; 17,491,592 voted in favor and 221,322 withheld for the approval of Robert M. Greber; 17,493,087 voted in favor and 219,827 withheld for the approval of R. Warren Langley; 17,486,342 voted in favor and 226,572 withheld for the approval of Peter J. Marguglio, and; 16,221,755 voted in favor and 1,491,159 withheld for the approval of Mary C. Sauer; and

(ii) To approve an amendment to Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares, from 30,000,000 shares to 100,000,000 shares. Out of a total of 19,671,931 shares eligible to vote at the meeting, 15,324,603 voted in favor, 2,360,178 voted against and 28,133 abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.5	Certificate of Amendment of Restated Articles of Incorporation

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed with the Securities and Exchange Commission on July 2, 2003 a Current Report on Form 8-K, dated the same date, which included reports under items 5 and 7 thereto, in connection with the Company’s public offering of 1,000,000 shares of its common stock~~.~~

The Company furnished to the Securities and Exchange Commission on July 30, 2003 a Current Report on Form 8-K, dated the same date, which included reports under items 7 and 12 thereto, in connection with the Company’s fiscal results for the quarter ended June 30, 2003. Such Current Report on Form 8-K has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

The Company filed with the Securities and Exchange Commission on September 22, 2003 a Current Report on Form 8-K, dated the same date, which included reports under items 5 and 7 thereto, in connection with the Company’s public offering of 920,000 shares of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC SOLUTIONS

/s/ ROBERT J. DORIS	November 10, 2003
Robert J. Doris
President and Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	November 10, 2003
A. Clay Leighton
Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)