Form 10-Q
period 2003-12-31
SONIC SOLUTIONS/CA/
filed 2004-02-17
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

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

Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock on February 9, 2003, was 21,658,135.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended December 31, 2003

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	2003
	March 31*	December 31
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,708	38,930
Accounts receivable, net of allowance for returns and doubtful accounts of $425 and $265 at March 31, 2003 and December 31, 2003, respectively	5,823	8,943
Inventory	531	344
Prepaid expenses and other current assets	869	1,028

Total current assets	16,931	49,245
Fixed assets, net	1,745	3,043
Purchased and internally developed software costs, net	920	978
Goodwill	6,715	6,715
Acquired intangibles, net	1,345	943
Other assets	697	1,432

Total assets	$28,353	62,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,087	7,398
Deferred revenue and deposits	1,840	4,493

Total current liabilities	8,927	11,891

Commitments and contingencies
Shareholders’ Equity:
Common stock, no par value, 100,000,000 shares authorized; 18,217,317 and 21,646,986 shares issued and outstanding at March 31, 2003 and December 31, 2003, respectively	45,765	70,056
Accumulated deficit	(26,339)	(19,591)

Total shareholders’ equity	19,426	50,465

Total liabilities and shareholders’ equity	$28,353	62,356

*	The consolidated balance sheet at March 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net revenue	$8,379	14,834	23,251	39,551
Cost of revenue	1,777	1,734	5,472	5,135

Gross profit	6,602	13,100	17,779	34,416

Operating expenses:
Marketing and sales	2,067	3,304	6,214	9,286
Research and development	2,658	4,986	6,800	14,007
General and administrative	730	1,174	2,309	3,203

Total operating expenses	5,455	9,464	15,323	26,496

Operating income	1,147	3,636	2,456	7,920
Other income (expense), net	(39)	101	23	102

Income before income taxes	1,108	3,737	2,479	8,022
Provision for income taxes	29	529	87	1,274

Net income	1,079	3,208	2,392	6,748
Dividends paid to preferred shareholders	19	0	92	0

Net income applicable to common shareholders	$1,060	3,208	2,300	6,748

Net income per share applicable to common shareholders
Basic	$0.06	0.15	0.14	0.34

Diluted	$0.06	0.13	0.13	0.29

Shares used in computing per share net income
Basic	16,680	21,516	16,000	20,023

Diluted	19,131	24,770	18,327	23,277

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Nine Months Ended December 31,
	2002	2003
Cash flows from operating activities:
Net income	$2,392	6,748
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,873	1,521
Provision for returns and doubtful accounts, net of write-offs	70	(159)
Changes in operating assets and liabilities:
Accounts receivable	(1,566)	(2,961)
Inventory	(352)	187
Prepaid expenses and other current assets	(3)	(159)
Other assets	(391)	(735)
Accounts payable and accrued liabilities	2,006	311
Deferred revenue and deposits	(6,481)	2,653

Net cash (used in ) generated by operating activities	(2,452)	7,406

Cash flows from investing activities:
Purchase of fixed assets	(506)	(2,077)
Additions to purchased and internally developed software	(478)	(398)
Cash paid for purchase of Ravisent, including transaction costs	(2,275)	0
Transaction costs related to DMD acquisition	(360)	0

Net cash used in investing activities	(3,619)	(2,475)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,289	3,280
Proceeds from issuance of common stock	0	21,011
Proceeds from equity line financing	1,990	0
Payment of dividends	(92)	0

Net cash generated by financing activities	3,187	24,291

Net (decrease) increase in cash and cash equivalents	(2,884)	29,222
Cash and cash equivalents, beginning of period	11,114	9,708

Cash and cash equivalents, end of period	$8,230	38,930

Supplemental disclosure of cash flow information:
Interest paid during period	$0	0

Income taxes paid during period	$4	49

Noncash financing and investing activities:
Conversion of warrants to common stock	$1	0

Preferred stock issued for the purchase of DMD	$8,471	0

Conversion of preferred stock to common stock	$2,832	0

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company,” have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the condensed financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission.

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

We derive our software revenue primarily from licenses of our software products, including any related hardware components, development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

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

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology customers for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain original equipment manufacturers (OEMs) for products which contain one or more undelivered elements.

(2)	Basic and diluted income per share and pro forma information

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the third quarter and nine months ended December 31, 2002 and 2003 (in thousands, except per share data), respectively:

	Quarter Ended December 31, 2002	Quarter Ended December 31, 2003	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2003
Net income	$1,079	3,208	2,392	6,748
Dividends paid to preferred shareholders	19	0	92	0

Net income applicable to common shareholders	$1,060	3,208	2,300	6,748

Shares used in computing per share net income
Basic	16,680	21,516	16,000	20,023

Diluted	19,131	24,770	18,327	23,277

Net income per share applicable to common shareholders
Basic	$0.06	0.15	0.14	0.34

Diluted	$0.06	0.13	0.13	0.29

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the third quarter and nine months ended December 31, 2002 and 2003 (in thousands, except per share data), respectively:

	Quarter Ended December 31, 2002	Quarter Ended December 31, 2003	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2003
Shares used in basic net income per share computation	16,680	21,516	16,000	20,023
Effect of dilutive potential common shares resulting from stock options and convertible preferred stock	2,451	3,254	2,327	3,254

Shares used in diluted net income per share computation	19,131	24,770	18,327	23,277

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The computation of diluted net income per share excludes stock options to purchase 2,237,737 and 1,605,524 shares of common stock as of December 31, 2002 and 2003, respectively. The shares were excluded due to the exercise price exceeding the average fair value of the common stock, and their inclusion would have been anti-dilutive.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income and net income per share for the third quarter and nine months ended December 31, 2002 and 2003 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended December 31, 2002	Quarter Ended December 31, 2003	Nine Months Ended December 31, 2002	Nine Months Ended December 31, 2003
Net income as reported	$1,060	3,208	2,300	6,748
Add: Stock based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$684	1,094	1,712	2,859

Pro forma net income	$376	2,114	588	3,889

Reported basic net income per share	$0.06	0.15	0.14	0.34

Reported diluted net income per share	$0.06	0.13	0.13	0.29

Pro forma basic net income per share	$0.02	0.10	0.04	0.19

Pro forma diluted net income per share	$0.02	0.09	0.03	0.17

The weighted-average fair value of options granted in the three and nine months ended December 31, 2003 was $11.78 and $7.02, respectively, and in the three and nine months ended December 31, 2002 was $3.96 and $4.45, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended December 31, 2002 and 2003: risk-free interest rate of 3.0% and 2.3% for the three and nine months ended December 31, 2003, respectively, and of 2.5% and 2.6% for the three and nine months ended December 31, 2002, respectively; expected life of 4.0 and 3.4 years for the three and nine months ended December 31, 2003, respectively, and of 4.0 and 3.3 years for the three and nine months ended December 31, 2002, respectively; expected volatility of 114% and 106% for the three and nine months ended December 31, 2003, respectively, and of 113% and 112% for the three and nine months ended December 31, 2002, respectively; and no dividends.

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

(3)	Inventory

The components of inventory consist of (in thousands, unaudited):

	March 31, 2003	December 31, 2003
Finished goods	$291	189
Raw materials	240	155

	$531	344

(4)	Acquisitions

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

DMD Acquisition

On November 13, 2002, we entered into an asset purchase agreement with VERITAS Operating Corporation and its affiliates (“VERITAS”) to acquire the Desktop and Mobile Division (“DMD”) of VERITAS, which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. The results of DMD’s operations have been included in our financial statements since December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

Under this agreement with VERITAS, we acquired all the software and other intellectual property required to carry on the development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts. Under this agreement, approximately 40 of the employees of the DMD business joined Sonic. Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock, subject to adjustment for stock splits and the like. Pursuant to the agreement, we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock. The shares were convertible at Sonic’s option three months following the effective registration of the shares. All of the preferred stock was converted into our common stock in March 2003. As we determined that the preferences associated with the preferred stock did not have significant value, the value of the 1,290,948 shares of preferred stock was determined based on the average market price of our common stock over the two-day period before and after the terms of the acquisition were agreed to and announced. The total purchase price of the DMD business was approximately $9,433,000.

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

The acquired technology and customer relationships are being amortized on a straight-line basis over a period of three years.

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

On September 2, 2003, at our annual shareholder’s meeting, the amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares, from 30,000,000 shares to 100,000,000 shares was approved.

On September 17, 2003, we announced an underwritten public offering of 920,000 shares of our common stock to institutional investors at a price of $15.00 per share for gross proceeds of $13,800,000. The transaction was completed and the stock was issued to investors on September 22, 2003. We received net proceeds of approximately $13,011,000 after deducting underwriting discounts and costs associated with the offering.

Convertible Preferred Stock – Series D

In February 2001, we issued 700,000 shares of Series D convertible preferred stock to Daikin Industries in conjunction with our purchase of the DVD-Video authoring tools business of Daikin valued at $1,750,000 or $2.50 per share. During the quarter ended September 30, 2002, Daikin converted 350,000 shares of their Series D convertible preferred stock into 350,000 shares of our common stock and during the quarter ended December 31, 2002, Daikin converted all of their remaining shares of their Series D convertible preferred stock into an equivalent number of shares of common stock.

Convertible Preferred Stock – Series E

In December 2001, we sold 250,000 shares of Series E preferred stock to Sanshin Electronic Co., Ltd. for $1,000,000. During the quarter ended September 30, 2002, Sanshin converted all of their Series E preferred stock into 250,000 shares of our common stock.

Convertible Preferred Stock – Series F

On December 18, 2002, we issued 1,290,948 shares of Series F preferred stock to VERITAS in connection with our acquisition of the Desktop and Mobile Division of VERITAS. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Each share of Series F preferred stock was convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. In March 2003, VERITAS converted all of their Series F preferred stock into 1,290,948 shares of our common stock.

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

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Prior to March 31, 2003, consolidated financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Beginning in the first fiscal quarter ended June 30, 2003, financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. This information was not tracked previously and is not available for presentation. Beginning with the fiscal quarter ended June 30, 2003, we have presented, and we continue to present for the current fiscal quarter, information required for our new operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following table shows the revenue by product line, operating results by segment, revenue by geographic and significant customer information:

Net Revenue by Segment (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net revenue
Consumer	$6,100	12,583	16,082	33,443
Professional audio and video	2,279	2,251	7,169	6,108

Total net revenue	$8,379	14,834	23,251	39,551

Net Revenue and Operating Income by Segment (in thousands for the quarter ended December 31, 2003):

	Quarter Ended December 31, 2003
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$12,583	2,251	—	14,834
Operating income	4,999	730	(2,093)	3,636

Net Revenue and Operating Income by Segment (in thousands for the nine months ended December 31, 2003):

	Nine Months Ended December 31, 2003
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$33,443	6,108	—	39,551
Operating income	$12,025	1,648	(5,753)	7,920

Net Revenue by Geographic Location (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
North America	$5,644	8,572	17,080	23,713
Export:
France	170	67	320	292
Germany	68	490	261	947
United Kingdom	109	253	392	764
Other European	559	513	982	1,419
Japan	1,693	4,501	3,583	11,585
Taiwan	25	184	112	234
Other Pacific Rim	109	221	513	492
Other international	2	33	8	105

Total net revenue	$8,379	14,834	23,251	39,551

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,
	2002	2003	2002	2003	2002	2003
Customer A	7%	27%	6%	19%	3%	21%
Customer B	7%	14%	3%	10%	0%	20%
Customer C	4%	5%	3%	16%	3%	2%
Customer D	7%	2%	12%	2%	0%	2%
Customer E	17%	0%	19%	0%	1%	1%

Revenue recognized from Customers A,B and C was pursuant to development and licensing agreements.

Revenue recognized from Customers D and E was pursuant to development and licensing agreements for which most amounts had been prepaid and previously included in deferred revenue.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and amends Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate the required accounting for sale-leaseback transactions. We adopted SFAS No. 145 effective April 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities.” FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN No. 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The adoption of this Statement is not anticipated to have a significant impact on our financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a significant impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bullentin No. 104, “Revenue Recognition” (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements’ in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

(9)	Subsequent Events

InterActual Acquisition

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. We closed this transaction on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Most of the employees of InterActual, approximately 23 people, accepted offers to join our company. The majority of these employees are located in San Jose, California. The accounting for this acquisition is pursuant to the purchase accounting method.

The acquisition of InterActual involves risks related to the integration and management of this business, which may be a complex, time-consuming and an expensive process, and which may disrupt our existing businesses if not completed in a timely and efficient manner. We may encounter substantial difficulties, costs and delays in integrating the InterActual operations including the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss or termination of employees, including costly litigation resulting from the termination of those employees;

•	undiscovered and unknown problems, defects or other issues related to the InterActual products that become known to us only after the acquisition; and

•	negative reactions from our or InterActual’s resellers and customers.

As a result of InterActual becoming our wholly-owned subsidiary, third parties may bring a claim or otherwise seek recourse against InterActual or us for known and unknown liabilities of the InterActual business that arose before the acquisition, including claims related to intellectual property ownership and infringement. While we do not currently anticipate that these liabilities will be significant, any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

InterActual had been a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which InterActual had been charged with patent infringement and other wrongdoing. As a result of court-sponsored mediation, InterActual and the plaintiffs executed an agreement settling the matter on January 28, 2004. We understand that, after learning of our agreement to acquire InterActual, the plaintiffs in this matter intend to ask the court to set aside the settlement. We do not believe the plaintiffs have any reasonable basis for setting aside the settlement agreement. In the event that the settlement is set aside, the lawsuit could be reinstated. If that were to occur, the lawsuit could be time consuming and expensive to defend, divert management’s attention, and potentially result in an adverse judgment.

“Shelf” Registration

On February 5, 2004, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80.0 million.

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

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our original equipment manufacturer (OEM) partners which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog which can assist us in forecasting results. For all these reasons, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

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

OVERVIEW

The financial section of this Quarterly Report consists of management’s discussion of our financial condition and results of operations, and accompanying condensed consolidated financial statements for the quarter and the nine months period ended December 31, 2003 and related notes.

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

Our business is divided into two reporting segments, our consumer segment and our professional audio and video segment. At the same time, we divide our products into three categories: professional audio and video products, desktop products and technology products.

During the first three quarters of fiscal year 2004, we experienced a continued growth in our net revenue as well as a growth in our profitability and net income. Our revenue growth for the third quarter of fiscal year 2004, which amounted to an increase of 77% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements, including OEM licensing agreements assumed in connection with our acquisition of the VERITAS DMD business. International sales increased to 43% of our net revenue for the third quarter of fiscal year 2004 up from 39% of our net revenue for the second quarter of fiscal 2004. Approximately 41% of our net revenue for the quarter ended December 31, 2003 resulted from two customers and 45% of our net revenue for the nine months ended December 31, 2003 resulted from three customers. The loss of any of these customers would have a material adverse effect on our financial results.

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

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements are deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

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

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold to the end-user customers; (3) amounts billed in excess of services performed to technology customers for license and development agreements; and (4) amounts billed to certain OEMs for products which contain one or more undelivered elements.

•	Allowance for Returns and Doubtful Accounts

We maintain an allowance for returns and doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances may be required.

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

•	Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

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

On April 1, 2002 we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. As required by SFAS 142, we have determined that our reporting units are the same as our reportable segments. Goodwill within our reporting units is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, which was accounted for as a purchase, and from our acquisition of the Desktop and Mobile Division or DMD business from VERITAS during the quarter ended December 31, 2002, which was also accounted for as a purchase. As of December 31, 2003, no events had occurred that led us to believe that there was any impairment.

•	Stock Based Compensation

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

In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We accounted for this investment in SonicStudio LLC using the modified equity method. As of December 31, 2003, our investment in SonicStudio LLC was recorded at zero.

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

•	Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we began reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan (ESJ) of our intention to terminate its distributorship of some of our software products, and we began the process of transitioning our business and customers from ESJ. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future or ESJ may not live up to its contractual obligations during the transition.

During the quarter ended September 30, 2003, we established a wholly owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this new subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This new subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations which include development and sales offices in North America, Europe, Japan and Taiwan.

•	Other Contingencies

We are subject to various claims relating to products, technology, patents, shareholders and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and nine months ended December 31, 2002 and 2003, respectively (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	21.2	11.7	23.5	13.0

Gross profit	78.8	88.3	76.5	87.0
Operating expenses:
Marketing and sales	24.7	22.3	26.7	23.5
Research and development	31.7	33.6	29.2	35.4
General and administrative	8.7	7.9	9.9	8.1

Total operating expenses	65.1	63.8	65.9	67.0

Operating income	13.7	24.5	10.6	20.0
Other income (expense), net	(0.5)	0.7	0.1	0.3
Provision for income taxes	0.3	3.6	0.4	3.2

Net income	12.9%	21.6	10.3	17.1

Comparison of Quarter and Nine Months Ended December 31, 2002 and 2003

NET REVENUE. Our net revenue increased from $8,379,000 for the third quarter ended December 31, 2002 to $14,834,000 for the third quarter ended December 31, 2003, representing an increase of 77%. For the nine months ended December 31, 2003, net revenue increased from $23,251,000 to $39,551,000 compared to the same period in the prior fiscal year, representing an increase of 70%. The increase in net revenue for the quarter and nine months ended December 31, 2003 was primarily due to the increase in sales of our consumer products which increased approximately 106% and 108%, for the third quarter and nine months ended December 31, 2003, respectively. The increase in sales was due to new OEM licensing agreements entered into during the quarter ended December 31, 2003 and in prior quarters and the increase in volume of sales reported by these and existing OEM partners. The increase in sales was also due to inclusion of the results of OEM licensing agreements that we assumed as part of our acquisition of the DMD business of VERITAS in December 2002. Since the DMD business has now been integrated into our other operations, we are not able to specifically track results of its operations separately from our other consumer software business. The increase in sales of our consumer products was offset in part by decreases in our professional audio and video sales of approximately 1% and 15% for the third quarter and nine months ended December 31, 2003, respectively.

International sales accounted for 33% and 43% of our net revenue for the third quarter ended December 31, 2002 and 2003, respectively. International sales accounted for 27% and 40% of our net revenue for the nine months ended December 31, 2002 and 2003, respectively. International sales have historically represented slightly less than 50% of our total revenue, and we expect that they will continue to represent a significant percentage of future revenue. The following table shows the breakdown of net revenue for the periods indicated by geographic location (in thousands).

	Quarters Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
North America	$5,644	8,572	17,080	23,713
Export:
France	170	67	320	292
Germany	68	490	261	947
United Kingdom	109	253	392	764
Other European	559	513	982	1,419
Japan	1,693	4,501	3,583	11,585
Taiwan	25	184	112	234
Other Pacific Rim	109	221	513	492
Other international	2	33	8	105

Total net revenue	$8,379	14,834	23,251	39,551

COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 21.2% for the third quarter ended December 31, 2002 to 11.7% for the third quarter ended December 31, 2003. Cost of revenue, as a percentage of net revenue decreased from 23.5% for the nine months ended December 31, 2002 to 13.0% for the nine months ended December 31, 2003. The decrease in cost of revenue as a percentage of revenue was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.Cost of revenue mainly consists of third party licensing OEM arrangments, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the third quarter ended December 31, 2003, we capitalized approximately $89,000 and amortized approximately $86,000. During the third quarter ended December 31, 2002 we capitalized approximately $116,000 and amortized approximately $140,000, excluding amounts capitalized and amortized relating to Daikin Industries, Ltd., Ravisent and the DMD business acquisitions. During the nine months ended December 31, 2003 we capitalized approximately $313,000 and amortized approximately $272,000. During the nine months ended December 31, 2002 we capitalized approximately $359,000 and amortized $428,000, excluding amounts capitalized and amortized relating to Daikin Industries, Ltd., Ravisent and the DMD business acquisitions.

SIGNIFICANT CUSTOMERS. Revenue from two customers accounted for 27% and 14%, respectively, of our total net revenue for the quarter ended December 31, 2003. Additionally, three customers accounted for 19%, 16% and 10%, respectively, of our total net revenue for the nine months ended December 31, 2003. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner could harm our sales and results of operations.

GROSS PROFIT. Our gross profit as a percentage of total net revenues increased to 88.3% for the quarter ended December 31, 2003 from 78.8% for the same period in 2002. Gross profit as a percentage of total net revenues increased to 87.0% for the nine months ended December 31, 2003 from 76.5% for the same period in 2002. The increase in our gross profit in 2003 as compared to 2002 was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

MARKETING AND SALES. Our marketing and sales expenses increased from $2,067,000 for the third quarter ended December 31, 2002 to $3,304,000 for the third quarter ended December 31, 2003. Marketing and sales expenses increased from $6,214,000 for the nine months ended December 31, 2002 to $9,286,000 for the nine months ended December 31, 2003. Marketing and sales represented 24.7%, 22.3%, 26.7% and 23.5% of net revenue for the third quarter ended December 31, 2002 and 2003 and the nine months ended December 31, 2002 and 2003, respectively. Our marketing and sales expenses increased primarily due to an increase in sales commissions expense, and increase in marketing and advertising expenses as a result of the increase in the number of products we sell. Sales commissions expense increased as a percentage of net revenue to 7% for the quarter ended December 31, 2003 up from 4% of net revenue for the quarter ended December 31, 2002. Marketing and advertising expense, including trade show expenses, increased in dollar terms by approximately 49% and 15% for the quarter and nine months ended December 31, 2003. Headcount increased from 53 at December 31, 2002 to 60 at December 31, 2003. Marketing and sales expenses mainly consist of employee salaries and benefits, travel, advertising and other promotional expenses and dealer and employee sales commissions.

RESEARCH AND DEVELOPMENT. Our research and development expenses increased from $2,658,000 for the third quarter ended December 31, 2002 to $4,986,000 for the third quarter ended December 31, 2003 and increased from $6,800,000 for the nine months ended December 31, 2002 to $14,007,000 for the nine months ended December 31, 2003. Our research and development expenses represented 31.7%. 33.6%, 29.2% and 35.4% of net revenue for the third quarter ended December 31, 2002 and 2003 and for the nine months ended December 31, 2002 and 2003, respectively. Our research and development expenses increased primarily due to higher salary expense associated with the increase in headcount from 118 at December 31, 2002 to 171 at December 31, 2003. Included in this headcount increase were approximately 59 engineers and other development personnel hired by us as a result of our acquisition of the DMD business of VERITAS and the transfer of personnel as part of the license agreement we executed with Axeda. Research and development expenses mainly consist of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be relatively consistent with fiscal 2004 levels, excluding the impact of any future acquisitions.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses increased from $730,000 for the third quarter ended December 31, 2002 to $1,174,000 for the third quarter ended December 31, 2003 and increased from $2,309,000 for the nine months ended December 31, 2002 to $3,203,000 for the nine months ended December 31, 2003. Our general and administrative expenses represented 8.7%, 7.9%, 9.9% and 8.1% of net revenue for the third quarter ended December 31, 2002 and 2003 and for the nine months ended December 31, 2002 and 2003, respectively. The dollar increase was primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in our headcount from 188 at December 31, 2002 to 253 at December 31, 2003. We anticipate that general and administrative expenses will increase in the future as our operations expand. General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations includes the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $29,000 and $76,000 for the third quarter ended December 31, 2002 and 2003, respectively and approximately $85,000 and $122,000 for the nine months ended December 31, 2002 and 2003, respectively . Other expense includes primarily the interest and realized foreign currency fluctuations. During the nine months ended December 31, 2002 and 2003, approximately $ 71,000 and $69,000, respectively, was recorded as other expense relating to the write-down of our investment in SonicStudio LLC.

PROVISION FOR INCOME TAXES. In accordance with SFAS No. 109, we made no provision for U.S. income taxes for the third quarter and the nine months ended December 31, 2002 and 2003 due to net operating loss carryforwards and other credits. However, for the third quarter and the nine months ended December 31, 2002 and 2003, foreign tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

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

LIQUIDITY AND CAPITAL RESOURCES. Our operating activities used cash of $2,452,000 for the nine months ended December 31, 2002 and generated cash of $7,406,000 for the nine months ended December 31, 2003.

During the nine months ended December 31, 2002, cash used in operations was primarily the result of the decrease in deferred revenue of $6,481,000 as a result of revenue recognized on various OEM and development contracts for which cash had been previously collected and the increase in accounts receivables of $1,566,000 primarily due to increased sales. These amounts were offset in part by our net income of $2,392,000, including depreciation and amortization of $1,873,000, and by our increase in accounts payable and accrued liabilities of $2,006,000.

During the nine months ended December 31, 2003, cash generated by operations included net income of $6,748,000 including depreciation and amortization of $1,521,000. Cash generated by operations was also the result of the increase in deferred revenue and deposits of $2,653,000, offset in part by the increase in accounts receivables of $2,961,000 due to increased sales and an increase in other assets of $735,000.

In addition to our operations, we utilized cash during the nine months ended December 31, 2002 and 2003 to purchase new fixed assets and to develop and purchase software that was added to capitalized software. Additionally, during the nine months ended December 31, 2002, $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda.

On June 27, 2003, we announced a public offering of 1,000,000 shares of our common stock to institutional investors at a price of $8.50 per share for gross proceeds of $8,500,000. The transaction was completed and the stock was issued to investors on July 2, 2003. We received net proceeds of approximately $8,000,000 after deducting placement agent fees and costs associated with the offering.

On September 17, 2003, we announced an underwritten public offering of 920,000 shares of our common stock to investors at a price of $15.00 per share for gross proceeds of $13,800,000. The transaction was completed and the stock was issued to investors on September 22, 2003. We received net proceeds of approximately $13,011,000 after deducting underwriting discounts and costs associated with the offering.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $393,000 and $524,000 for the third quarter ended December 31, 2002 and 2003, respectively and was approximately $1,113,000 and $1,529,000 for the nine months ended December 31, 2002 and 2003, respectively. Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Contractual Obligations	Total	Payments Less than 1 year	Due By 1 – 3 years	Period 3 – 5 years	More than 5 years
Operating leases	$3,834	1,443	2,327	64	—

We believe that existing cash and cash equivalents and cash generated from operations, coupled with the proceeds from our two common stock offerings, will be sufficient to meet our cash requirements at least through the middle of fiscal year 2005.

As of December 31, 2003, we had cash and cash equivalents of $38,930,000 and working capital of $37,354,000. As discussed below in the section captioned “Subsequent Events,” after the quarter end, we completed the acquisition of InterActual for $8.8 million in cash.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors —We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition” for more detailed information.

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

Subsequent Events. On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Most of the employees, approximately 23, joined our company. The majority of the employees are located in San Jose, California. The accounting for this acquisition is pursuant to the purchase accounting method.

On February 5, 2004, we filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80.0 million.

Risk Factors

You should consider carefully the risk factors set forth below as well as those in other documents we file with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones facing Sonic. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair business operations. The risks identified below could harm our business and cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

We have experienced losses in each of the past four fiscal years ending March 31, 2002.

We were unprofitable during each of the four fiscal years ending March 31, 2002. For example, in fiscal year 2002, we had a net loss of $4,182,000 and in fiscal year 2001 we had a net loss of $5,855,000. We were unprofitable during each quarter of the 2000 and 2001 fiscal years and during the first three quarters of the 2002 fiscal year. Although we were profitable in the fourth quarter of the 2002 fiscal year and each of the four quarters of the 2003 fiscal year and the first three quarters of the 2004 fiscal year, we may not maintain profitability and as a result our share price may decline. Although we have provided revenue and earnings “guidance” for full fiscal year 2004 that anticipates profitability, there are no assurances that we will meet such guidance and our inability to meet such guidance could cause our share price to decline.

During the fiscal year ended March 31, 2001 we had negative operating cash flows.

During the fiscal year ended March 31, 2001, we had a negative operating cash flow of $848,000. During the fiscal year ended March 31, 2002, we had a positive operating cash flow of $5,708,000. During the fiscal year ended March 31, 2003, we had a positive operating cash flow of $153,000. During the nine months ended December 31, 2003, we had a positive operating cash flow of $7,406,000. We may report a negative operating cash flow in the future, and we may need to obtain additional financing to continue to operate. If we are unable to obtain such financing, then we may have to cease or significantly curtail operations.

If sources of financing are not available, we may not have sufficient cash to satisfy working capital requirements.

We believe that our current cash balances are sufficient to satisfy our working capital requirements through to the middle of fiscal year 2005. We may need to obtain additional financing at that time or prior to that time if our plans change or if we expend cash sooner and faster than anticipated. Currently we do not have any commitments from third parties to provide additional capital. The risk to us is that at the time we will need cash, financing may not be available on satisfactory terms, if at all. Our failure to obtain financing could result in our insolvency and the loss to investors of their entire investment in our common stock.

Failure to successfully integrate InterActual Technologies into our existing business could have a negative impact on us.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. We closed this transaction on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. InterActual Technologies will become our wholly-owned subsidiary. Most InterActual employees, approximately 23, joined our company. The majority of the employees are located in San Jose, California.

The acquisition InterActual involves risks related to the integration and management of this business, which may be a complex, time-consuming and an expensive process, and which may disrupt our businesses if not completed in a timely and efficient manner. We may encounter substantial difficulties, costs and delays in integrating the InterActual operations including the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss or termination of key employees, including costly litigation resulting from the termination of those employees;

•	undiscovered and unknown problems, defects or other issues related to the InterActual products that become known to us only after the acquisition; and

•	negative reactions from our or InterActual’s resellers and customers.

As a result of InterActual becoming our wholly-owned subsidiary, third parties may bring a claim or otherwise seek recourse against InterActual or us for known or unknown liabilities of the InterActual business that arose before the acquisition, including claims related to intellectual property ownership and infringement. While we do not currently anticipate that these liabilities will be significant, any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

InterActual had been a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which InterActual had been charged with patent infringement and other wrongdoing. As a result of court-sponsored mediation, InterActual and the plaintiffs executed an agreement settling the matter on January 28, 2004. We understand that, after learning of our agreement to acquire InterActual, the plaintiffs in this matter intend to ask the court to set aside the settlement. We do not believe the plaintiffs have any reasonable basis for setting aside the settlement agreement. In the event that the settlement is set aside, the lawsuit could be reinstated. If that were to occur, the lawsuit could be time consuming and expensive to defend, divert management’s attention, and potentially result in an adverse judgment.

Any failure to successfully integrate the DMD business we purchased from VERITAS could negatively impact us.

The acquisition of the DMD business involves risks related to the integration and management of the DMD business, which will be a complex, time-consuming and an expensive process and may disrupt our businesses if not completed in a timely and efficient manner.

In addition, our acquisition of the DMD business included the retention of approximately 40 employees of VERITAS, representing approximately a 25% increase in our total number of employees at that time. Consequently, we may face management and organizational issues as we continue to integrate the DMD business employees into our other operations. Our general and administrative expenses increased in the third quarter ended December 31, 2003 and the nine months ended December 31, 2003, as compared to the comparable periods in 2002. The increase in expenses was primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount, partly as a result of new hires from VERITAS.

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

Our acquisition of the Ravisent business line may not positively contribute to our operations.

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

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 43% of our revenues for the third quarter ended December 31, 2003. Revenue derived from these customers accounted for approximately 47%, 39% and 30% of our revenues in fiscal years 2001, 2002 and 2003, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. These foreign customers expose us to the following additional risks, among others:

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

International sales have historically represented slightly less than 50% of our total sales. We expect that revenue from international sales will continue to account for a significant portion of our net revenue for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition.

As part of our effort to enhance our existing products and introduce new products, we have pursued, and we may pursue in the future, acquisitions of complementary companies, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Further, once integrated, acquisitions may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. Future acquisitions may require substantial capital resources, which may require us to seek additional debt or equity financing.

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations or the price of our stock:

•	issuance of equity securities that would dilute our current shareholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information systems of the acquired companies;

•	contractual and intellectual property disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired organizations.

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

In addition, stock markets in general, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations in recent years which have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price of our common stock could decline below its current price and the market price of our stock may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

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

We are dependent on third-party single-source suppliers for components of some of our products and any failure by them to deliver these components could limit our ability to satisfy customer demand.

We often use components in our products that are available from only a single source. These components include, for example, Phillip’s Video Scaler and various Xilinx devices. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages can have a significant negative impact on our business.

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

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and we have also filed applications for additional patents. We also registered trademarks for the following: DVDit!, MyDVD, DVD Creator, DVD Fusion, RecordNow, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SDK among others. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed or sold. Moreover, despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

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

Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD and MPEG technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby Licensing Corporation covering Dolby Digital Audio, with Meridian Audio Limited covering Meridian Lossless Packing, with MPEG-LA (see below) covering various aspects of MPEG-2 video compression technology, and with Thomson/Fraunhofer covering various aspects of MPEG-2 and layer 3 audio compression technology, among others. Such license agreements may not be sufficient to grant all of the intellectual property rights to us necessary to market our products.

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

Third parties could pursue us claiming that our products infringe various patents. For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties not represented by MPEG-LA from asserting that we infringe a patent covering some aspects of MPEG-2 technology.

Patent infringement litigation can be time consuming and costly, may divert management resources and may result in the invalidation of our intellectual property rights. If such litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and requirements to cease production of infringing products, terminate our use of infringing technology or develop non-infringing technology and obtain a royalty or license agreement to continue using the technology at issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. Our use of protected technology may result in liability that threatens our continuing operation.

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

Much of our consumer revenue is derived from sales through OEM customers, including for example Dell, Hewlett-Packard, Sony, Matrox and Avid. The revenue from many of these customers is recognized on a sell-through basis. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of our products, which could in turn harm our business, financial condition and results of operations. In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their end products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will be adversely impacted and we may be less profitable than forecasted or unprofitable. Finally, we are dependent on reports prepared by the OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective action may result in negative effects on us, including that our prior reported net revenue and related results may be inaccurate, in particular less than previously reported.

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

We have embarked on a new program with one of our major OEMs, Dell, in which we are developing a number of versions of our products specifically for that OEM’s customers. The versions include a base version to be included with the OEM’s products, and enhanced versions. The enhanced versions will be marketed by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If the OEM offers an upgrade, then the base version can be sold by them to their customers without royalty to us. We will be contributing significant resources to this effort including (i) extra development resources to develop the various product versions required by the program, (ii) enhanced first line customer support activities, and (iii) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between the OEM and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution deriving from this OEM, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. During the quarter ending December 31, 2003 Dell began this transition and during the quarter ended March 31, 2004, we anticipate that they will continue to transition our products into this new model, and that the model will be significantly adjusted by our OEM partner in consultation with us. If the transition and adjustment process takes a significant length of time, or encounters difficulties, the results of our operations in those quarters could be negatively affected.

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

We have initiated a web-based retail store for our consumer products including DVDit! and MyDVD, as well as some of our professional products, for example, ReelDVD. We currently “outsource” our web store through an arrangement we have with Digital River. We have a similar arrangement with another supplier for a web store targeted at the European market, and may have other similar arrangements in the future. We refer to Digital River and such other organizations as “Outsourcers.” Under these arrangements the Outsourcers provide the servers which list our products and handle all purchase transactions through their secure web sites.

We are dependent on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of an Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. In any of these cases, our results of operations would be negatively affected.

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

Approximately 45% of our revenue was derived from revenue recognized on licensing and development agreements from three customers for the nine months ended December 31, 2003.

During the nine months ended December 31, 2003, approximately 45% of our revenue was derived from revenue recognized on licensing and development agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these three customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

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

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the holiday season. Due to the importance of the holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers were to fall below our expectations in November and December, such as because specific events cause consumer confidence to drop or other factors limit consumer spending, our business, financial condition and annual operating results may be materially adversely affected.

Success in our consumer segment will depend upon our ability to enhance and distinguish our existing products, to introduce new competitive products with features that meet changing consumer requirements, and to control our inventory levels to avoid any significant impact from sudden price decreases. Moreover, our success will depend on our ability to effectively sell our products in the consumer market. We may not have the capital required or the necessary personnel or expertise to develop the necessary distribution channels. Also, some of our competitors, including Apple, have well-established retail distribution capabilities and existing brands with market acceptance that would provide them with a significant competitive advantage. If we are not successful in overcoming any of the above challenges and our business and results of operations may be harmed.

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

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2003 have not changed materially. Our exposure to market risk is limited. Most of our international sales are denominated in U.S. dollars with the exception of the payments made to us by Daikin Industries, Ltd. pursuant to the distribution agreement we entered into with Daikin on February 27, 2001 and payments made to Daikin by us pursuant to the consulting agreement we entered into with Daikin on February 27, 2001. Some of our licensing and development contracts are denominated in foreign currencies. We do not engage in any hedging activities.

We do not use deriviatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less, such as money market funds, and are stated at cost which approximates market value.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation-under the supervision and with the participation of our President (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business activities. Also, as is typical in our industry, we may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company furnished to the Securities and Exchange Commission on October 30, 2003 a Current Report on Form 8-K, dated the same date, which included reports under item 9 thereto, in connection with the Company’s financial results for the quarter ended September 30, 2003. Such Current Report on Form 8-K has not been, and shall not be deemed, “filed” with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONIC SOLUTIONS

/s/ Robert J. Doris	February 17, 2004

Robert J. Doris President and Director (Principal Executive Officer)

/s/ A. Clay Leighton	February 17, 2004

A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)