Form 10-K
period 2004-03-31
SONIC SOLUTIONS/CA/
filed 2004-06-14
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004 or

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

Yes ☒         No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003, based upon the closing price of the Common Stock on the NASDAQ National Market for such date was approximately $272,030,000. 1

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 7, 2004, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $481,545,000. 2

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of March 31, 2004 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

The number of outstanding shares of the registrant’s Common Stock on June 7, 2004 was 22,124,766.

1            Excludes 1,871,443 shares held by directors, officers and ten percent or greater shareholders on September 30, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

2            Excludes 1,187,994 shares held by directors, officers and ten percent or greater shareholders on June 7, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Forward Looking Statements

This report, including the documents incorporated by reference in this document, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” ‘intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	other competing products that may, in the future, be available to consumers;

•	our plans to develop and market new products;

•	availability of additional financing to satisfy our working capital and other requirements;

•	our ability to improve our financial performance;

•	competitive pressures;

•	effects of integrating businesses that we purchased, including the Ravisent business line that we purchased in fiscal year 2003 from Axeda; the Desktop and Mobile Division that we purchased in fiscal year 2003 from VERITAS; and the assets of InterActual, that we purchased in fiscal year 2004 from its shareholders; and

•	future acquisitions and other business combinations, if any, effected by us and our competitors.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section under the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this document is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

A Note on Dates

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2004, unless otherwise specifically noted. References to “FY” refer to the Company’s fiscal year ending on March 31 of the designated year. For example, “FY 2004” refers to the fiscal year ending March 31, 2004. Other references to “years” mean calendar years.

PART I

Item 1.    BUSINESS

Overview

We develop and market computer based tools:

•	for creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	for recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats; and

•	for backing up the information contained on hard discs attached to computers.

Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to other companies to incorporate in products they develop.

We divide our business into three categories:

•	Professional Audio and Video Products and Services – Our professional products consist of advanced DVD-Video creation tools which are intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator (Macintosh based), Sonic Scenarist (Windows based), DVD Producer (Windows based), DVD Fusion (Macintosh based) and ReelDVD (Windows based). These products include elaborate applications software and, in some cases, plug-in hardware. Our customers use our professional products to prepare commercial quality DVD-Video titles, in many cases destined for mass replication and release to home video consumers. With the acquisition of InterActual (see below under “Recent Acquisitions”), we now include in this category tools and services that enable professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video consumers who view their DVD-Video discs on PCs.

•	Desktop Products – Our desktop products include software-only DVD-Video creation tools and DVD-Video playback software intended for use by lower end professionals, by enthusiasts or “prosumers,” and by consumers. Our desktop products also include software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. We sell and market these products through product bundling arrangements with original equipment manufacturer (OEM) suppliers of related products, as well as through retail channels (both web-based and traditional “bricks and mortar” channels). We market a number of different desktop products under various trade names including RecordNow!, Backup My PC, CinePlayer, DVDit and MyDVD.

•	Technology Products – Our technology products include software that we license to other companies for inclusion in their DVD or CD creation and recording products. We market much of this software under the trade names of AuthorScript and Primo SDK.

We often refer to our desktop products and our technology products collectively as our consumer products.

We were incorporated in California in 1986 and completed our initial public offering in 1994. Our principal executive headquarters are located at 101 Rowland Way, Suite 110, Novato, California 94945. Our telephone number is (415) 893-8000.

Our website address is www.sonic.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

DVD-Video and our Business

Many of our products involve the creation or playback of DVD-Video discs or related formats.

The DVD-Video optical disc format, introduced in 1996, offers high quality video, surround audio, and extensive interactivity on a Compact Disc-sized disc.

DVD-Video is built upon the DVD-ROM standard, which specifies a disc capable of storing a significantly greater amount of digital information than the earlier Compact Disc (“CD”) format. A single-layer DVD-ROM disc holds 4.7 Gigabytes of data, while a CD-ROM holds approximately 650 Megabytes of data, or less than one seventh of the capacity of the DVD format. DVD discs can be manufactured with two information layers on one side of the disc to store a total of 8.5 Gigabytes. They can also be manufactured with two information-carrying sides, for a maximum of 17.0 Gigabytes on a single disc (two sides, two layers on each side). The Compact Disc is limited to a single information layer on only one side of the disc. The DVD-Video format utilizes this large capacity to offer content publishers and video consumers a wide range of features and options:

•	Video can be presented in the MPEG-1 or MPEG-2 compressed digital video format. A number of video streams may be presented in parallel so that, responding to user commands, the player may seamlessly jump from stream to stream. In the MPEG-2 format, at typical bit rates, the video will compare very favorably with broadcast “master” quality video – images will appear much better to consumers than the video they are used to seeing via TV broadcast from a standard VHS cassette tape.

•	Audio can be presented in compressed digital stereo and “surround” formats. Up to eight audio streams may be presented simultaneously (and may also be selected for playback based on real-time user decisions) to support different language dialog tracks, or to allow stereo and surround versions of the same audio program. DVD titles, when presented in surround format, can give consumers the same kind of audio experience as a feature film in surround-equipped theatres.

•	Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, DVD-Video has been very popular with consumers. Based on published industry statistics, DVD-Video has proven to be the most rapidly adopted consumer electronics format of all time. By the end of 2003, almost 500 million DVD players had been shipped world-wide, including “set-top” players, video game console based players, and personal computer based software players. In the United States more than 50% of all homes had DVD players by the end of 2003, and during 2003 more than three billion DVD-Video discs were replicated world-wide.

Our products are used to encode video, audio and graphics elements in the particular formats supported by the DVD-Video specification, to prescribe and specify the disc navigation, that is, the interactive behavior of the DVD title in response to user commands, and then to weave or “multiplex” together the encoded elements and navigation information in the particular manner required by the DVD-Video format. Sometimes, particularly in professional settings, this process is referred to as “DVD Authoring.” In other instances, particularly in consumer settings, it is referred to as “DVD Creation.”

There are some other optical disc audio and video formats, some related to DVD-Video that are supported by some of our products. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution MPEG-1 video. Super Video CD (“SVCD”) is a kind of compromise between DVD-Video and Video CD. It utilizes a CD-ROM carrier, and low-bit-rate MPEG-2 Video. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. To date, DVD-Audio has had only limited success, with a relatively small compatible player population (almost all of which also play standard DVD-Video discs) and only a limited number of titles (almost all of which include a standard DVD-Video title of the same content on the same physical disc). CD-Audio (“CD-A”) is the original digital audio format, introduced in 1982, that made 5.25” optical discs the standard for distributing recorded music. CD-ROM is the data format that was introduced in 1985, and began to create a personal computer data application for Compact Disc technology.

CD and DVD discs are available in both read-only, pre-manufactured versions, as well as in recordable versions. Recordable discs figure prominently in our Desktop business because they create demand among a large portion of the PC industry for disc creation software. There are a number of variations in recordable discs: CD-R, DVD-R, and DVD+R refer to recordable discs that can be written, only once and CD-RW, DVD-RW, and DVD+RW refer to recordable discs that can be erased after writing to be written on again with different data. The “-” and “+” symbols refer to somewhat different physical recording strategies for DVD recording promoted by different consortia of companies that developed the underlying recording technology.

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

Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers, while some are in-house facilities that are owned by particular content holders or publishers. Our professional customers range in size from relatively small organizations with few employees to larger facilities with hundreds of employees. Among our customers are facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations. While we have concluded corporate purchasing agreements with certain customer organizations that have multiple facilities, even within such organizations decisions to purchase and deploy our products are usually made at the individual facility level.

Professional DVD Production

Our tools enable professional customers to prepare DVD-Video titles. The tools we sell support some or all of the following processes:

•	Video Encoding – The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. Many of our professional tools include a hardware encoding system designed to support user control of the encoding process, and to facilitate the operation of the encoding system with standard professional video tape recorders and other typical peripherals.

•	Audio Encoding – Our tools include the ability to encode audio into the formats supported by DVD-Video, including compressed formats such as MPEG-2 and Dolby Digital as well as uncompressed PCM audio. Many of our tools include a hardware encoding system which speeds the encoding process and permits encoding of advanced audio formats such as Dolby Digital 5.1 “surround” audio.

•	Format Authoring – Our tools enable the customer to combine and organize individual compressed video, audio, graphics, still picture and subpicture elements along with navigation instructions specifying interactivity (i.e., the response a DVD disc will make based on user manipulation of DVD player front panel or remote control buttons). The output of the authoring step is an “asset list,” containing each of the individual elements, and a “script,” describing how the assets are combined and accessed via user commands. Because of the large number of potential elements in a DVD title and the high level of interactivity possible, the authoring subsystem is a complex software package.

•	Emulation – Our professional users require the ability to preview the results of their work before the time consuming step of producing a final output disc image. This is provided by a system that emulates the behavior of the finished disc in a player, but uses the original video, audio, picture and text elements stored on a computer’s hard disk.

•	Formatting and Writing — Our tools take the output of an authoring session and then combine the navigation instructions together with the audio, video, text and graphic elements in the particular sequence required by the DVD-Video standard. This process, sometimes referred to as “multiplexing,” produces a finished DVD-Video disc image that can then be recorded to a recordable DVD disc, or to the particular tape format that can be read by the mastering systems at the replication plant that actually “cut” the disc master using high-powered lasers.

Professional Product Lines

We offer our professional products on both major PC platforms — Macintosh and Windows.

Macintosh Based Professional DVD Products: DVD Creator and DVD Fusion

We offer a range of professional DVD production tools for use on the Macintosh, under the DVD Creator and DVD Fusion trade names. Generally speaking, DVD Creator systems offer more extensive capabilities at a somewhat higher price points to more specialized professionals while DVD Fusion systems are designed for greater ease of use and are targeted at less specialized video professionals at somewhat lower price points. The two product lines share common technology and can perform many of the same functions. We offer both lines in a variety of configurations so that customers can specify a system suited to their particular needs and style of operation.

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

To date we have shipped a combined total of more than 22,000 DVD Creator and DVD Fusion systems to customers in various locations around the world.

Windows Based Professional DVD Products: Scenarist, ReelDVD, DVD Producer, DVD-Audio Creator

Scenarist

Scenarist is a tool for DVD-Video authoring targeted at “Hollywood” video professionals. Scenarist gives authoring professionals a great degree of control over the interactivity and feature set of DVD titles they produce. It offers extensive “scripting” capabilities that can be used by DVD-Video production facilities to automate much of the work involved in producing multiple versions of the same title. For example, it can be used to release movie on DVD-Video that will be released in different parts of the world with different language audio and subtitle tracks. It can also be used in producing various DVD-Video titles that share a common “look and feel,” for example, a set of classic movie titles being released as part of a series.

We acquired Scenarist in 2001 from Daikin Industries of Japan. Scenarist, which was the first commercially available DVD-Video authoring tool, enjoys significant acceptance among high end authoring facilities. Because Scenarist’s formatting engine has the longest and broadest experience in the industry, the product is acknowledged by many professionals as the DVD-Video production industry’s “benchmark” for stable production of standard DVD-Video titles.

Generally speaking, Scenarist is targeted at the upper end of the same market targeted by DVD Creator. Since the introduction of Scenarist in 1996, to date, approximately 1,900 copies of Scenarist have been sold.

ReelDVD

ReelDVD is a DVD-Video authoring tool intended for video professionals who are not experts in the DVD-Video specification but who still need significant flexibility in utilizing the features of the DVD-Video specification.

ReelDVD is available as a standalone software application as well in a system packaged with a hardware MPEG video encoder. In addition to selling ReelDVD to end users, we have marketed it through OEM agreements with other companies who include or “bundle” it with their products.

ReelDVD was introduced in 2000. Since its introduction, approximately 17,226 copies of ReelDVD have been shipped.

DVD Producer

DVD Producer is a DVD-Video authoring tool which we introduced at the National Association of Broadcasters in April 2002. DVD Producer is intended for video professionals in the corporate and multimedia segments who wish to produce high quality professional-looking DVD-Video titles, but who need an easy-to-use system that supports a streamlined and efficient workflow. DVD Producer includes a number of Sonic technologies that make it unnecessary for customers to have deep knowledge of the DVD-Video specification, but still lets them author discs supporting advanced navigation capabilities consumers associate with Hollywood caliber titles.

DVD Producer is available both as a standalone application software and also in a system packaged with a hardware MPEG video encoder.

DVD Producer began shipping in May of 2002. Approximately 1,110 copies of DVD Producer have been shipped to date.

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

Professional DVD Market and Strategy

Market Segments for Professional DVD Production Systems

We divide the professional DVD production market into three segments:

•	“Hollywood” Segment—This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes:

—	film and television studios,

—	production companies and other content owners, and

—	top flight independent video post production facilities which provide services to such content holders.

Customers in this segment tend to cluster in major film and video production centers including Hollywood/Los Angeles, New York City, Chicago, London, Paris, Tokyo, Taipei, etc. Customers in this segment demand the very highest quality in terms of processing output, strict adherence to standards, and are very concerned with the overall efficiency of the production process since projects are often produced on tight schedules. We estimate that there are a few thousand facilities and organizations in this segment worldwide.

•	“Corporate” Segment—Customers in this segment prepare DVD-Video discs for publishing a variety of information for sales, training, and other communications purposes. The segment includes:

—	“in-house” departments of corporate, industrial, non-profit or educational organizations, and

—	independent facilities which specialize in assisting such organizations in preparing such material.

Customers in this segment are typically more budget constrained than customers in the “Hollywood” segment. In certain instances, however, production values and budgets equal or even exceed those typically encountered in the Hollywood segment. They tend to be geographically more dispersed. While efficiency of production is an important requirement of such customers, compatibility with other existing recording and post-production equipment is a major concern of customers in this segment. We estimate based on various industry statistics that there are potentially more than 100,000 facilities and organizations in this segment worldwide.

•	“Multimedia” Segment—This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Customers in this segment tend to use DVD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments. While relatively few organizations in this segment have moved to DVD, industry observers report a high level of interest in the DVD format. We estimate based on various industry statistics that there are approximately 15,000 organizations that might ultimately become involved in DVD-based production in this segment.

Competition

The DVD-Video format has generated significant interest among professional system suppliers. A number of companies currently provide MPEG-2 video encoding capabilities, audio encoding capabilities and authoring systems for the professional user. We believe that more companies will participate in this market in the future.

A number of companies produce products which compete with all or part of our professional product offerings. These companies include or have included:

Adobe	Philips
Apple Computer	Pinnacle
Digital Vision	Sony
Dolby Laboratories	Toshiba
Mitsubishi	Ulead
Panasonic

A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity than we do with certain technologies involved in DVD production.

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

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of professional audio/video dealers. As of May 31, 2004, we employed 8 people in our field sales organization for professional products. Sales personnel are based in our headquarters office in Novato, California as well as in our offices in London (covering Europe) and in Tokyo (covering the Pacific Rim). We have other sales personnel based out of home offices in Los Angeles, Utah, Washington and Taipei. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

The vast majority of our professional product sales involve one of our dealers. Dealers play an important role in our sales and support efforts. They stimulate demand in their regions, prospect for and qualify potential new customers, give product demonstrations, close sales, and assist in post-sale installation, training and support. Dealers very often sell peripheral equipment along with our products so that customers can obtain a complete workstation configuration from one source.

We have dealers for our professional products in most areas of the world. As of May 31, 2004, we had 28 dealers in the Americas, 43 in Europe, Africa and the Middle East and 24 dealers in the Pacific Rim. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer’s territory and competence, we may maintain only one dealer in a particular region.

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

Customers typically add a one-year SonicCare option to their initial system purchase and a significant number of customers renew SonicCare after their first year.

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

High Definition DVD

During the past year, there have been a number of developments pointing toward introduction of a high definition video optical disc format within the foreseeable future. While we believe there have been a number of proposals along this line, three seem most likely to actually launch as consumer formats: (1) DVD-HD, a proposed standard developed by the DVD Forum, the trade association that developed and now controls the DVD specification; (2) Blu-Ray Disc, a proposal developed by a consortium of companies led by Sony Corporation; and (3) EVD, a proposal developed by an organization associated with the Chinese government.

While there are significant differences among the proposals, all three proposals, in their most advanced forms, incorporate a blue reading laser, in contrast to the red laser used by DVD (and CD) players. The shorter wavelength blue light permits smaller “pits” to be recorded, thereby increasing the information capacity of the disc; roughly speaking, quadrupling the amount of data that can be recorded on the disc.

At the present time, none of these proposed standards is fully complete and ready for commercial introduction, but industry observers expect each to move to completion in the near future. It seems likely that one or more of these formats will launch and that consumer players and some amount of “Hollywood” content will be available for them by the end of 2005. If one or more of these proposed standards does achieve commercial launch, we anticipate that we will produce professional authoring systems for them. This may have the effect of increasing the opportunities available to our professional products business. If one or more of these formats begins to enjoy widespread adoption by consumers, our professional customers may undertake to re-equip a significant portion of their facilities to produce titles in the new format(s). Our professional revenues could significantly increase if such a trend develops. However, there can be no assurances that one or more of these formats will achieve widespread adoption or that if they do, our products will capitalize on such a trend.

Professional Audio Products — SonicStudio Spin Off

For a number of years we developed and marketed a line of professional audio workstations under the SonicStudio trade name. On March 21, 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals – Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC, and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join SonicStudio LLC.

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

As we had discussed in our prior year’s Annual Report for FY 2003, we took these actions because we understood the market for professional audio workstations designed for use by CD mastering engineers in the recording industry (the segment addressed by the SonicStudio product line) to be quite depressed and unlikely to present us with any growth opportunities for the foreseeable future.

During fiscal year 2004, the business prospects for SonicStudio LLC deteriorated. Accordingly, we wrote down the book value of our investment in SonicStudio LLC to zero.

Desktop Products

Our desktop products are software tools that permit customers to combine audio, video and graphic elements to make regulation DVD-Video, DVD-ROM, CD-ROM, CD-Audio and Video CD discs. They also permit customers to play back DVD-Video discs on their computers, and to backup their PC data onto disc and tape backup devices. At the present time, we offer our desktop products under a variety of trade names, including RecordNow!®, Backup My PC™, CinePlayer™, PrimeTime™, DVDit® and MyDVD®.

DVDit

In April 1999 we introduced DVDit — a simplified DVD-video creation tool. DVDit is designed to permit easy authoring of fully spec-compliant DVD titles by customers who do not have extensive knowledge of the DVD specifications, and whose projects do not require the same specialized features required by “Hollywood” professional users. DVDit is positioned to be purchased by consumers, “prosumers” and “desktop” professionals. We currently anticipate that the latest version of DVD-it – DVDit Version 5 – will be released to the market in June 2004.

DVDit is intended to address the needs of a broad range of customers who wish to create DVD-Video discs. Among DVDit’s end user customers are:

•	Consumers — Individuals who use DVDit to make DVD-Video discs from home videos and the like for their personal enjoyment. We believe that this group of customers demands software that is easy to learn, and is reasonably priced.

•	Prosumers — The term “prosumer” describes both video enthusiasts who make a significant investment of time and money in producing and preparing amateur videos, and professional and business people who use video in their work, but for whom video production is not a primary business activity. Compared to consumers, this customer group tends to be less price sensitive, and more concerned about a rich feature set, but is unlikely to have deep knowledge of DVD-Video.

•	Desktop Professionals — This group of customers resembles in some ways the professional customers we described in discussing our professional products, except that they typically do not have frequent or constant use for DVD-Video authoring tools, and may not need some “Hollywood” level features.

MyDVD

We introduced MyDVD in the fall of 2000. MyDVD is specifically designed as a DVD creation tool for use by consumers.

MyDVD is designed to permit easy authoring of DVD titles by consumers who have virtually no knowledge of the DVD specification, but who wish to turn their videos into professional looking DVD titles. We currently offer MyDVD in various versions, including MyDVD 5.2, MyDVD SlideShow, MyDVD 5.2 Deluxe, and MyDVD Studio Deluxe 5.2. Our belief is that as DVD recorders become widely available, consumers will begin to utilize DVD recording for a number of purposes, such as recording favorite home videos, recording favorite video broadcasts, creating highly convenient and portable copies of videos downloaded from the internet, and for copying videos published on VHS cassette or DVD. We do not advocate violation of copyright laws by our customers. None of our products contain software designed to circumvent the operation of encryption or other protection systems (for example the “CSS” encryption system commonly used by DVD-Video publishers to prevent digital copying of their published video content.)

PrimeTime

PrimeTime is an application designed to operate with Windows XP Media Center Edition PCs. Media Center PCs are personal computers, typically configured with a remote control and infrared sensor, an advanced graphics card, a TV tuner, a hardware video encoder, and a DVD recorder. Windows XP Media Center Edition is a special version of the Windows XP operating system that permits consumers to use Media Center PCs more like a consumer electronics device with a “10 Foot” remote-control based interface, rather than the traditional PC keyboard and mouse “2 Foot” interface.

PrimeTime operates with Media Center PCs to permit consumers to easily record onto regulation DVD-Video discs programming previously captured from cable television broadcasts. PrimeTime adds a “10 Foot” user interface to Sonic’s underlying DVD creation technology permitting consumers to create DVDs from the comfort of their easy chairs, using a conventional-looking remote control.

We offer PrimeTime in various versions, including a bundled version for PC OEMs as well as a basic and Deluxe version.

Cineplayer

CinePlayer turns a Windows PC equipped with a device capable of reading a DVD-ROM into the full-featured DVD player. We acquired CinePlayer as part of the acquisition by us of the Ravisent business from Axeda (see below under “Prior Acquisitions”).

CinePlayer includes a high featured DVD player enhanced with a number of features not available to consumers in traditional consumer electronics “set-top” players, such as the ability to capture screen shots from DVDs, or to integrate playback with DVD creation tools like Sonic MyDVD.

We offer CinePlayer in various versions including CinePlayer 1.5 Basic and CinePlayer 1.5 Surround as well as in various OEM bundled versions.

RecordNow!

RecordNow! is a line of CD/DVD mastering software applications. Using RecordNow!, users can transfer audio and data to recordable CDs or DVDs. Data is written in standard ISO-9660 or UDF formats, making the disc readable on virtually any computer system. Audio is written in standard CD-Audio format, making the discs produced playable on virtually every CD-Audio player in the world. We offer RecordNow! in different versions, including a basic version intended for bundling with CD recorders and DVD/CD recorders, as well as advanced versions, RecordNow! Deluxe and RecordNow! Deluxe Suite. The enhanced versions incorporate various additional features, for example, the ability to encode audio in the MP3 format for use in compatible players.

Backup My PC

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

Desktop Product Strategy

Our Desktop products are intended to take advantage of a number of trends in the PC and consumer electronics industries:

•	Rapid Growth in DVD Playback Units — Based on published industry statistics, by the end of 2003, nearly 500 million DVD-Video playback units (including set-top players, game console based players and PCs equipped with DVD readers) had been shipped worldwide. We understand that industry observers expect that DVD players of all types will continue to be widely adopted with shipments of more than 200 million playback units expected to occur in 2004.

•	Proliferation of MPEG Video Encoding on PCs — Due to certain introductions by chip and software makers, and a dramatic increase in the speed of standard PCs, relatively high quality real time MPEG encoding systems (some in hardware, some in software) are becoming widely available at very reasonable prices.

•	Ubiquitous Digital Video — Relatively high quality digital video camera/recorders based on the DV format were introduced in the past five years aimed at professionals as well as consumers.

Based on various industry data, prices for consumer DV cameras began declining below $1,000 during 2000; entry level consumer miniDV digital camcorders are now available for less than $300.

•	Availability of Lower Cost DVD Recording; Mass Adoption of DVD-Recorders — Until recently DVD recorders were relatively highly priced. In early 2001, the first of a new generation of PC-attached DVD recorders were introduced at “street” prices under $1,000. Since then prices have continued to decline, and the volume of DVD recorder shipments has continued to escalate. We estimate that the average price (in North America) for PC-attached DVD recorders was approximately $225 in calendar year 2003 and we estimate that this price will fall to approximately $150 in calendar year 2004. We also estimate that shipments of DVD recorders have grown from approximately 4 million units in 2002 to approximately 14 million units in 2003. We estimate that between 30 and 45 million DVD recorders will be shipped for use with PCs in 2004. (Note that when we speak of DVD recorders we mean recording devices capable of producing highly compatible DVD-Video discs. By “compatible” we mean discs that can be played in standard living room set-top DVD-Video players. This means that we exclude from our discussion disc formats such as DVD-RAM which, although it can be used to record video, does not result in a disc playable on most set-top DVD players. We do include in our discussion the DVD-RW and DVD+RW formats, both of which produce discs that are highly likely to be playable on standard DVD players.) Note that virtually all PC attached DVD recorders are also CD recorders.

Based on these trends, we believe that manipulation of digital video, along with other digital media types such as digital audio, on PCs will become an important activity for many consumers. We believe that the availability of low cost DVD recording capabilities will accelerate this trend. DVDit, MyDVD and all of our Desktop products are designed to serve the needs of general consumers who require easy-to-use DVD, CD and digital media playback and creation software.

Sales and Distribution for Desktop Products

As of May 31, 2004, we had 36 sales and marketing professionals responsible for our Desktop Products, located at our headquarters in Novato as well as in field and home offices in various locations around the world. These professionals plan the development “road map” for our products, develop marketing materials to position the products, and develop and conclude agreements with the various channel partners we utilize to reach end users for our products.

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

OEM Bundling

Our primary channel for reaching customers with our desktop applications software is “bundling” arrangements with various other companies in which copies of DVDit, MyDVD, CinePlayer, PrimeTime, RecordNow!, and/or Backup My PC are included or “bundled” with shipments of those companies’ products. These companies (we refer to them as “Bundle Partners”) are motivated to include our software as a value-

added offering for their customers and they usually pay us a royalty on each copy of our software shipped with their products. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products (through our other channels, particularly through our Web Store).

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

The following are a representative list of companies with whom we have current bundling arrangements and/or with whom we bundled our software during the 2004 fiscal year:

Avid Technologies	Matrox
Canopus	Melco
Dell	NEC
Easy Systems Japan	Panasonic
Fujitsu	Pioneer
Hewlett-Packard	Sharp
IBM	Sony
Iomega

Non-traditional Bundling Arrangements

We have lately begun concluding non-traditional bundling arrangements with some of our OEMs. In particular, we have embarked on a new program with one of our major OEMs, Dell, in which we are developing a number of versions of our products specifically for that OEM’s customers. The versions include a base version to be included with the OEM’s products, and enhanced versions. The enhanced versions will be marketed by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If the OEM offers an upgrade, then the base version can be delivered by them to their consumer customers without royalty to us. Revenue from upgrade sales, if any, is split between the OEM and us. We will be contributing significant resources to this effort including (i) extra development resources to develop the various product versions required by the program, (ii) enhanced first line customer support activities, and (iii) enhanced marketing obligations, among others.

While we believe that upgrade rates and resulting revenues, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, we have had only limited experience with this business model at this time, and actual results may be disappointing. In that case, our revenues and our results of operations as well as our stock price, could be negatively affected. During the quarter ended December 31, 2003 Dell began transitioning to this new model, and this transition continued during the quarter ended March 31, 2004.

We believe that non-traditional bundling arrangements are attractive, because they may provide a solution to the pressure that most OEMs exert on software providers like Sonic to lower prices over time. We believe that such arrangements may allow us to continue to increase our revenues even though OEM bundle unit prices decline and growth in unit volumes shipped eventually slows. We plan to pursue a number of such initiatives in the future with Dell and with other OEMs, both with respect to Point of Sale and After Point of Sale activities. However, there are no assurances that any additional revenue we derive from these new bundling arrangements will keep pace with the potential loss of revenue from the continuing decline in unit prices and unit volumes, as well as compensate us for the additional expenditures we will incur and additional efforts we will dedicate to make these arrangements successful.

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

We currently believe that our Web Store operations have substantial growth potentials in the next few years and that our Web Store sales may represent an increasing percentage of our overall consumer application software revenues. With this in mind we are currently devoting a significant amount of our resources on building an enhanced web marketing capability.

Specialized Channel

We have a number of professional and semi-professional Audio-Video dealers who carry MyDVD, DVDit and other products as part of their product lines. Very often these dealers also carry professional or semi-professional products with which basic versions of our desktop software are bundled or with which our products can be used. A few of these dealers also carry some of our professional DVD products, but most do not. At the current time we have 14 such dealers in the Americas, 16 in Europe, and 9 in the Pacific Rim.

“Bricks and Mortar” Channel

At the present time we have only limited distribution of our products through traditional “bricks and mortar” retail outlets for computer and consumer electronics products. In general we have chosen to pursue this channel through the use of publishing arrangements. Under such arrangements another company packages and sells our software applications to distributors and retailers, and we receive a royalty payment on each copy of our software that is shipped. We currently have a few such arrangements, with Stomp, Inc. and Adaptec. We expect that we will increase our presence in “bricks and mortar” channels in the future.

Competition for Desktop Products

The market for our Desktop Products is a very competitive one. We believe that digital media creation is perceived as a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Companies producing products competing with DVDit, MyDVD, RecordNow!, and/or Backup My PC include: Ahead, Apple Computer, BHA, Cyberlink, Intervideo Inc., MedioStream, NTI, Pinnacle, Roxio, and Ulead. Some of these competitors have significant technical and financial resources exceeding our own.

In April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD

Fusion product. Apple introduced two new DVD authoring products in 2001, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and we believe will compete with MyDVD and DVDit. The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. In April 2004 Apple announced its intention to release DVD Studio Pro Version 3. We presume that DVD Studio Pro Version 3 is based, at least in part, on technology deriving from the Spruce acquisition.

Technology Products

In the past four years we have begun to market our technology to permit other companies to build software products of their own. We market our technology products under the trade name “AuthorScript.”

AuthorScript is designed to make available to software product developers our “back-end” engines for producing DVD-Video discs (and related formats such as Video CD), as well as DVD-ROMs, CD-ROMs, and CD-Audio discs. We include in AuthorScript the same processing software that underlies the authoring subsystems we provide in DVD Creator, DVD Fusion, DVDit, MyDVD, and RecordNow!. We package this software with an Application Programmer’s Interface (“API”) — that is, a top level mechanism permitting other companies’ software engineers to easily access our processing technology and integrate it with their own software applications.

We believe that AuthorScript will be both a revenue source and a point of strategic leverage for our company. Once a software product is developed using one back-end technology, it is quite difficult and possibly de-stabilizing to switch to another product. We’ve packaged AuthorScript in a way which is attractive to software developers, and we license it on terms that we believe are very reasonable. We anticipate that this will create a growing base of AuthorScript licensees as digital media creation technology spreads.

Customers and Licenses for AuthorScript

We have licensed AuthorScript to a number of companies including: Adobe Systems, AOL, Avid Technology, Hitachi, Microsoft, and Sony. Because the needs and situations of AuthorScript licensees vary greatly, there is no typical AuthorScript license. Some of the licenses we have concluded resemble a software bundling arrangement in which we receive a royalty on every unit shipped of software containing AuthorScript. Some of the licenses are broad, development relationships through which the license partner receives source-level access to AuthorScript, and rights to participate with us in our ongoing development program.

Additional Markets for AuthorScript

We believe that AuthorScript or products derived from it may be applicable to other application areas outside the PC software space. We have underway an active program to market our technology to consumer electronics device manufacturers. To date, we have revealed two such license of this type — a license to Sony for use in an advanced model of the CoCoon product family, and a license to Hitachi for an advance DVD recording system, both products released in Japan.

Prior Acquisitions

Ravisent License Agreement – CinePlayer, etc.

In May 2002 we entered into an agreement with Axeda, under which Axeda licensed Ravisent’s DVD player software and other digital media technologies to us. Under the agreement, we paid Axeda a one-time fee of $2 million for the license and related agreements, and in return we obtained exclusive rights to deploy the Ravisent technologies in the personal computer market. As part of this agreement we acquired a revenue generating business, fixed assets, developed software and engineering employees.

We market the DVD player we acquired from Ravisent under the Sonic CinePlayer tradename. CinePlayer turns a Windows PC equipped with a device capable of reading a DVD-ROM into the full-featured DVD player.

Veritas DMD Acquisition — RecordNow!, Backup My PC

In December 2002 we acquired the business of the VERITAS Desktop Mobile Division (“DMD”) from VERITAS. DMD sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software.

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

In connection with the VERITAS acquisition, we issued 1,290,948 shares of Series F preferred stock, all of which has been converted into 1,290,948 shares of our common stock. We also provided registration rights for these shares.

The two principal end user products of the DMD business are RecordNow! and Backup MyPC.

Recent Acquisition

InterActual Technologies, Inc.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Upon closing of the acquisition, 19 former InterActual employees, who handle production of bonus content for various studio and publishing companies joined our Professional Products business unit. Three former InterActual employees joined our Technology Products business unit and one former InterActual employee joined our Overhead unit. The majority of the employees are located in San Jose, California.

InterActual’s business is primarily concerned with developing bonus or extra content for DVD-Video titles that exploit the capabilities of the personal computer (as opposed to conventional consumer electronics DVD players) to offer enhanced interactivity, and to connect the audience viewing DVD-Video titles to the Internet. InterActual-enabled DVDs include bonus features that can be accessed by use of a special DVD software player running on a PC. InterActual produces the software player needed to playback InterActual content, which it provides as a PC application (the “InterActual Player”), as well as in the form of a Software Developers’ Kit (“SDK”) to permit other software player developers to equip their players to play InterActual content. InterActual assists film studios and other content publishers who wish to include such advanced features on their DVD-Video titles by consulting with them on the design of particular bonus features and by providing tools and components needed to implement particular features.

COMPANY OPERATIONS

Business Units

Since the middle of the 2002 fiscal year, we have organized Sonic using a matrix form of organization. In such an organization, many managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories – professional products, desktop products and technology products. The following table shows an allocation of Sonic’s employees by major functional area and by business unit, as of March 31, 2004. Employees whose responsibilities span multiple business units are included in the “Overhead” classification (e.g., corporate, accounting and, general services staff).

	Business Unit
	Professional Products	Desktop Products	Technology Products	Overhead	TOTAL
Marketing & Sales	18	36	6	4	64
Engineering & Development	25	154	26	1	206
General & Administrative	2	1	0	23	26
TOTAL	45	191	32	28	296

Marketing and Sales

Marketing and sales functions are handled by professional staff (64 in number as of March 31, 2004) who are dedicated to each of our business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end users or dealers, in the case of professional products, to bundle partners and channel participants in the case of desktop products, and to OEM developers in the case of technology products.

Sonic marketing and sales staff are located at our headquarters in Novato, our field offices in San Jose, California, London, Tokyo, Shanghai and Taipei, and in home offices in a number of locations around the world.

Engineering and Development

Our research and development staff includes a total of 206 hardware and software engineers and technicians and technical specialists. We tend to hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design. Our development team exhibits a number of technological capabilities including the following that we believe are particularly important in light of our strategy and market position:

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

Our research and development staff is located principally at our headquarters in Novato, and in our offices in San Luis Obispo, California and in Shanghai, China. Some of our engineers work remotely from their homes. We also have small research and development installations in San Jose, California and in Wayne, Pennsylvania.

We will need to continue to invest in research and development to keep pace with new trends in our industry. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be relatively consistent with fiscal 2004 levels, excluding the impact of any future acquisitions.

General and Administrative

General and administrative functions are handled by a staff of 28 people, most of whom are located at our corporate headquarters in Novato. Corporate management, accounting and financial management, information services, and other services including manufacturing and shipping are all included in the general and administrative group. We anticipate that general and administrative expenditures in future periods will increase as a result of our increased headcount and the expansion of our business.

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

Revenue Concentration

During fiscal 2004, approximately 46% of our revenue was derived from revenue recognized on development and licensing agreements from three customers (22%, 13% and 11%, respectively). During fiscal 2003, approximately 23% of our revenue was derived from revenue recognized on development and licensing agreements from two customers (13% and 10%, respectively). We had no customer accounting for 10% or more of our revenue in fiscal 2002.

Apart from the revenue discussed above, no other single customer accounted 10% or more of our total revenue during each of the past three fiscal years.

Backlog

Backlog is not a meaningful factor in our business and, even to the extent that we have backlog, we do not think it is a reliable indicator of future revenue levels. In the case of professional products, we have no significant backlog. We schedule our production based on our projections of customer demand. We generally ship products within a few days of acceptance of a customer purchase order. With few exceptions, customers may cancel or delay orders with little or no penalty.

In the case of desktop products, there is no significant time interval between receipt of an order and its fulfillment via web download or via physical shipment. Thus, in the case of desktop products, we have no significant backlog. Sales through bundle partners depend on the bundle partners’ sales activities which are, for the most part, not under our influence or control. Generally, we recognize revenue from bundling arrangements based on the receipt of royalty reports from our bundle partners. While we receive some royalty reports relating to a quarter’s activities within a short time after the end of a quarter, some bundle partners are slow in their reporting, which leads to a lag in our accounting for their activities (for instance, some bundle partner reports included in our March 31, 2004 quarterly report reflected bundle partner activity from October 1, 2003 through December 31, 2003). Sales of our Desktop Products on our Web Store or to dealers are recognized as they are shipped to these customers.

In the case of technology products, as we discussed above, some of our licenses resemble software bundling arrangements and, as such have no backlog. Certain licenses, especially those of a broad nature, involve significant up-front payments or commitments by the OEM partner. Under such licenses, we oftentimes have certain delivery obligations to the OEM (for example, for customized changes to our software). We account for revenue under such licenses in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” whereby the revenue is recognized under the “percentage of completion” method of contract accounting. Since these deliveries involve in most cases some degree of development activity, the outcome of which is inherently uncertain, it is incorrect to characterize these licenses as having a significant backlog associated with them.

Manufacturing and Suppliers

We manufacture various hardware components used in some of our professional products. We also manufacture or replicate copies of our software products on CDs when our customers require physical delivery of our products.

How We Manufacture

We have typically contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our professional products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly, integration and testing at our Novato, California headquarters.

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

Sole-Sourced Components

We utilize a number of components in our products that are available from only a single source. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages, as well as pricing fluctuations, can have a significant negative impact on our business.

Outsourcing

Over the past several years, we have shifted our hardware manufacturing to an “outsourcing” approach. Under outsourcing we contract with a single partner organization which takes responsibility for procuring parts, and for manufacturing them into complete, tested assemblies which are then released to us according to our instructions. Our current outsourcing arrangement is with Arrow-Bell Electronics, Inc. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2004 fiscal year, we produced most of our hardware via outsourcing. We plan to continue this outsourcing approach.

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

Patents

We have applied in the United States for patents covering certain of our technologies and will probably apply for more in the future. We will probably also apply for foreign patents. We have been granted U.S. Patent No. 5,812,790: “Variable encoding rate plan generation” covering certain aspects of MPEG-2 Video encoding technology; U.S. Patent No. 6,047,356: “Method of dynamically allocating network node memory’s partitions for caching distributed files” covering a distributed file system; U.S. 6,072,878: “Multi-channel surround sound mastering and reproduction techniques that preserve spatial harmonics” covering multi-channel audio recording and transmission; and U.S. 6,529,949: “System, method, and article of manufacturer for remote control and navigation of local content” covering remotely allowing access to locked content locally. Of course, we can not be sure that our current or future patent applications will be granted, nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive and is highly uncertain in terms of outcome.

The status of patent protection in our industry is not well defined particularly as it relates to software and signal processing algorithms. In the past several years there seems to have been a trend on the part of patent authorities to grant patents in audio and video processing techniques with increasing liberality. We believe that it is quite possible that some of our present or future products might be found to infringe issued or yet to be issued patents. It is almost certain that we will be asked by patent holders to respond to infringement claims. If such patents were held to be valid, and if they covered a portion of our technology for which there was no ready substitute, we might suffer significant market and financial losses.

Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently somewhat uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called “MPEG LA”; see “Current Infringement Issues” below), not all relevant patent holding companies have joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have endeavored to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing. However, there is no assurance that such limitations in our bundling agreements will in fact reduce our exposure to liability.

Trade Secrets

We rely to a great extent on the protection the law gives to trade secrets to protect our proprietary technology. Our policy is to request confidentiality agreements from all of our employees and key consultants, and we regularly enter into confidentiality agreements with other companies with whom we discuss any of our proprietary technology.

Despite trade secret protection, we cannot be sure that third parties will not independently develop the same or similar technologies. Despite contract and procedural measures, we believe that it is practically impossible to guard against unauthorized disclosure or misuse of technology to which we have granted third parties access. We also have significant international operations. Many foreign countries, in law or in practice, do not extend the same level of protection to trade secrets as does the U.S.

Current Infringement Issues

In the past we have been advised of various claims for infringement of patents and trademarks of third parties. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. We may be incorrect in this assessment, of course. We regularly accrue certain reserves relating to shipments of products based on our assessment of what we may ultimately pay in royalties to various patent holders. Our assessment in this regard may prove to be wrong, in which case we may be exposed to additional financial losses relating to patent infringements.

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

InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004.

However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. Of the total purchase price of $8.8 million paid in the InterActual acquisition, an amount of $880,000 is being held in escrow for a period of one year to offset any resolution of unknown obligations or liabilities. The additional settlement amount of $475,000 was paid from the escrowed amount.

Geographic Exposure

We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 50% of our revenues. In the fiscal year ended March 31, 2004, approximately 40% of our revenues came from sales outside the United States. In the fiscal years ended March 31, 2003 and 2002, approximately 30% and 39%, respectively, of our revenues came from sales outside the United States. We expect that a larger percentage of our revenues will derive from sales outside the United States in fiscal year 2005.

Because of our foreign sales, we are exposed to a number of factors that would not be relevant if our sales were largely made within the United States. Currency movements which make the U.S. dollar stronger relative to foreign currencies can effectively raise the price of our products to foreign customers, reducing demand for our products. Import restrictions, tariffs, difficulty in obtaining export licenses for certain technology, the burden of complying with foreign product regulations (particularly those dealing with product safety and RF emissions) and other barriers and restrictions may also impede our ability to do business in foreign countries.

See Note 10 of the attached Notes to Consolidated Financial Statements for the year ended March 31, 2004, for a summary of our operations within various geographic areas.

Item 2.    PROPERTIES

Our principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 30,000 square feet under a lease which expires in 2006.

We have additional research and development facilities in San Luis Obispo, CA; San Jose, CA; Wayne, PA; Shanghai, China; and Taipei, Taiwan.

We also have sales offices located in London and Tokyo.

Item 3.    LEGAL PROCEEDINGS

On March 18, 2004, we commenced an action against Easy Systems Japan, Ltd., Prassi Technology SARL, and Prassi Software USA, Inc., alleging violation of the Lanham Act, unfair competition, trade secret misappropriation, breach of contract and breach of the covenant of good faith and fair dealing. On May 17, 2004, the defendants filed a motion to dismiss three out of the six causes of action. The defendants’ motion will be heard in August 2004.

InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. Of the total purchase price of $8.8 million paid in the InterActual acquisition, an amount of $880,000 is being held in escrow for a period of one year to offset any resolution of unknown obligations or liabilities. The additional settlement amount of $475,000 was paid from the escrowed amount.

We may, from time to time, become involved in other litigation relating to claims arising from our ordinary course of business activities.

Supplemental Item.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 31, 2004 are as follows:

Name	Age	Position With The Company
Robert J. Doris	51	President, Chief Executive Officer and Director
Mary C. Sauer	51	Senior Vice President of Business Development, Secretary and Director
A. Clay Leighton	47	Senior Vice President Worldwide Operations, Finance and Chief Financial Officer

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

A. Clay Leighton.    Mr. Leighton joined Sonic Solutions in February 1993 as Vice President of Finance. In January, 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer. Prior to joining Sonic, from January 1990 to July 1992 he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm, and from August 1988 to December 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market. Mr. Leighton has also worked as strategy consultant for the Boston Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

PART II

Item 5.    MARKET FOR SONIC SOLUTIONS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market. As of March 31, 2004, there were approximately 126 registered holders of our Common Stock. We believe, however, that many beneficial holders of our Common Stock have registered their shares in nominee or street name, and that there are substantially more than 126 beneficial owners. The low price and high price of our Common Stock during the last eight quarters are as follows:

	Low Price	High Price
Quarter ended June 30, 2002	$6.070	$9.990
Quarter ended September 30, 2002	$4.410	$9.544
Quarter ended December 31, 2002	$4.750	$9.130
Quarter ended March 31, 2003	$3.660	$6.250
Quarter ended June 30, 2003	$5.450	$9.350
Quarter ended September 30, 2003	$7.500	$16.620
Quarter ended December 31, 2003	$13.790	$20.080
Quarter ended March 31, 2004	$15.250	$22.500

We have not paid any dividends on our Common Stock during the periods set forth above. It is presently the policy of our Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

In December 2001, we issued 250,000 shares of Series E Convertible Preferred Stock to Sanshin Electronics Co., Ltd. in conjunction with their $1 million equity investment in Sonic Solutions. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended. Each share of Series E Convertible Preferred Stock is convertible into one share of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. These securities were sold to one investor which represented it was sophisticated and accredited. During the fiscal year ended March 31, 2003, all shares of Series E Convertible Preferred Stock had been converted into 250,000 shares of our Common Stock.

In December 2002, we issued 1,290,948 shares of Series F Preferred Stock convertible into 1,290,948 shares of our Common Stock (subject to adjustment for stock splits and the like) in connection with our acquisition of certain assets of VERITAS. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to the asset purchase agreement we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for the shares issued once they were converted into shares of our Common Stock. During March 2003, all shares of Series F Preferred Stock were converted into 1,290,948 shares of our Common Stock.

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. The information is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption “Statement of Operations Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended March 31, 2004, are derived from the consolidated financial statements of Sonic Solutions. The consolidated financial statements as of March 31, 2004 and 2003, and for each of the years in the three-year period ended March 31, 2004, and the report of the Independent Registered Public Accounting Firm thereon, are included elsewhere in this Form 10-K.

	Years Ended March 31,
	2000	2001	2002	2003	2004
	(in thousands except share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue	$20,827	16,519	19,104	32,718	56,853
Cost of revenue	8,992	5,892	5,743	7,447	7,052

Gross profit	11,835	10,627	13,361	25,271	49,801

Operating expenses:
Marketing and sales	8,938	8,710	8,601	8,762	12,629
Research and development	6,155	5,148	5,897	10,625	19,731
General and administrative	2,284	2,514	2,095	3,100	4,669
Business integration	—	—	705	—	—

Total operating expenses	17,377	16,372	17,298	22,487	37,029

Operating income (loss)	(5,542)	(5,745)	(3,937)	2,784	12,772
Other income (expense)	(249)	(110)	(79)	(47)	238
Provision (benefit) for income taxes	(97)	—	166	200	1,926

Net income (loss)	$(5,694)	(5,855)	(4,182)	2,537	11,084

Basic income (loss) per share	$(0.56)	(0.47)	(0.30)	0.15	0.54
Weighted average shares used in computing per share amounts	10,460	12,402	14,157	16,391	20,459

Diluted income (loss) per share	$(0.56)	(0.47)	(0.30)	0.13	0.46
Weighted average shares used in computing per share amounts	10,460	12,402	14,157	19,311	23,889

BALANCE SHEET DATA:
Working capital	$4,976	458	1,981	8,004	32,437
Total assets	$14,968	11,738	18,478	28,353	70,945
Shareholders’ equity	$8,750	5,455	5,196	19,426	55,723

Summarized quarterly financial information for fiscal years 2004 and 2003 is as follows:

	Quarter Ended
	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
Fiscal Year
2004
Net revenue	$12,022	12,695	14,834	17,302
Gross profit	10,274	11,042	13,100	15,385

Operating income	2,024	2,261	3,636	4,852
Net income	1,642	1,898	3,208	4,336

Basic income per share	$0.09	0.09	0.15	0.20
Weighted average shares used in computing per share amounts	18,434	20,118	21,516	21,766

Diluted income per share	$0.08	0.08	0.13	0.17
Weighted average shares used in computing per share amounts	21,557	23,462	24,770	25,197

Common Stock Price Range:
High	$9.35	16.62	20.08	22.50
Low	$5.45	7.50	13.79	15.25

2003
Net revenue	$7,384	7,488	8,379	9,467
Gross profit	5,477	5,699	6,602	7,493

Operating income	582	726	1,147	328
Net income	576	736	1,079	146

Basic income per share	$0.03	0.04	0.06	0.01
Weighted average shares used in computing per share amounts	15,289	16,032	16,680	17,564

Diluted income per share	$0.03	0.04	0.06	0.01
Weighted average shares used in computing per share amounts	19,307	19,138	19,131	20,807

Common Stock Price Range:
High	$9.990	9.544	9.130	6.250
Low	$6.070	4.410	4.750	3.660

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our original equipment manufacturer (OEM) partners which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog which can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors”, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

A large portion of our quarterly professional product revenue usually is generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if OEM partner shipments do not meet our forecast or if professional revenue generated in the last few weeks of a quarter or year do not meet our forecast, operating results can be very negatively affected.

OVERVIEW

We develop and market computer based tools:

•	for creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	for recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats; and

•	for backing up the information contained on hard discs attached to computers.

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

During fiscal year 2004, we experienced continued growth in our net revenue as well as growth in our profitability and net income. Our revenue growth for fiscal year 2004, which amounted to an increase of 74% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements, including OEM licensing agreements assumed in connection with our acquisition of the VERITAS DMD business. International sales increased to 40% of our net revenue for fiscal year 2004, up from 30% of our net revenue for fiscal year 2003. Approximately 46% of our net revenue for fiscal year 2004 resulted from three customers. The loss of any of these customers would have a material adverse effect on our financial results.

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

We believe the following critical accounting policies impact the most significant judgments and estimates we use in the preparation of our financial statements:

—Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue. Certain judgments, however, affect the application of our revenue recognition policy.

We have adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements and in certain instances we recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on their relative fair values. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is generally measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements are deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards, as well as revenues from our distributor agreement with Daikin

Industries are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

—Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates impairing their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

—Capitalized Software

We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed.” Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues, reduced by the estimated future cost of sales, the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future cost of sales. If these estimates change, write-offs of capitalized software costs could result.

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

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process at the reporting unit level. First, we determine if the carrying amount of a reporting unit exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. As a result of our Ravisent product business acquisition during the quarter ended June 30, 2002, our DMD acquisition from VERITAS during the quarter ended December 31, 2002, and our InterActual Technologies, Inc. acquisition during the quarter ended March 31, 2004, we have recorded a total of $15.5 million of goodwill on our balance sheet. As of March 31, 2004, no events have occurred that would lead us to believe that there has been any impairment.

—Stock Based Compensation

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note 1 and 7 to our consolidated financial statements for March 31, 2002, 2003 and 2004 included elsewhere in this annual report for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”.

—Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of March 31, 2004.

OTHER DISCLOSURES

—Investment in SonicStudio LLC

In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We accounted for this investment in SonicStudio LLC using the modified equity method. As of March 31, 2004, our investment in SonicStudio LLC is recorded at zero.

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

—Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important

Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we have begun reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan (or ESJ) of our intention to terminate its distributorship of some of our software products, and are transitioning our business and customers. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future or ESJ may not live up to its contractual obligations during the transition.

During the quarter ended September 30, 2003, we established a wholly owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this new subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This new subsidiary allows us to tap into the large pool of engineering talent in China. The subsidiary also brings additional reach to our operations which include development and sales offices in North America, Europe, Japan and Taiwan.

—Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for fiscal years 2002 through 2004:

	Years ended March 31,
	2002	2003	2004
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	30.1	22.8	12.4

Gross profit	69.9	77.2	87.6
Operating expenses:
Marketing and sales	45.0	26.8	22.2
Research and development	30.9	32.5	34.7
General and administrative	11.0	9.4	8.2
Business integration	3.6	—	—

Total operating expenses	90.5	68.7	65.1

Operating income (loss)	(20.6)	8.5	22.5
Other income (expense)	(0.4)	(0.1)	0.4
Provision for income taxes	0.9	0.6	3.4

Net income (loss)	(21.9)%	7.8%	19.5%

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2004, 2003 and 2002

Net Revenue.    Our net revenue increased from $19,104,000 in fiscal 2002 to $32,718,000 in fiscal 2003, representing an increase of 71%, and increased to $56,853,000 in fiscal 2004, representing an increase of 74%. The increase in net revenue in fiscal 2003 was primarily due to the increase in sales, both from new and existing OEM partners, of our consumer products which increased approximately 174%. Included in consumer product sales is revenue recognized on new license development contracts which were entered into during the second half of fiscal 2002 and all of fiscal 2003. This increase was offset in part by a decrease in our professional audio and video sales of approximately 8%. The increase in net revenue in fiscal 2004 was primarily due to the increase in sales of our consumer products which increased approximately 114%. This increase was due to sales to new OEM partners as well as to an increase in volume of sales reported by existing OEM partners. The increase in sales was also due to the full year inclusion of the results of OEM licensing agreements that we assumed as part of our acquisition of the DMD business of VERITAS in December 2002. Since the DMD business has now been integrated into our other operations, we are not able to specifically track results of its operations separately from our other consumer software business. The increase in sales of our consumer products was offset in part by a decrease in our professional audio and video sales of approximately 18%.

International sales accounted for $7.4 million, or 39% of our net revenue in fiscal year 2002, $9.8 million, or 30% of our net revenue in fiscal year 2003 and $23.0 million, or 40% of our net revenue in fiscal year 2004. See Note 10 of Notes to Consolidated Financial Statements. International sales have historically ranged from 30% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. The percentage decrease in fiscal year 2003 was due to the increase in domestic OEM revenue from our consumer products. The percentage increase in fiscal year 2004 was due to the increase in international sales of OEM and development revenue from our consumer products.

Cost of Revenue.    Our cost of revenue as a percentage of revenue decreased from 30.1% of net revenue in fiscal 2002 to 22.8% in fiscal 2003 and 12.4% in fiscal 2004. The decreases in cost of revenue as a percentage of revenue were primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware as a percentage of revenue in our professional audio and video systems. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During fiscal year 2003 and 2004, we capitalized approximately $488,000 and $397,000, respectively, and amortized approximately $409,000 and $322,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD and the InterActual Technologies, Inc. business acquisitions. During fiscal year 2003 and 2004, we capitalized approximately $1,400,000 and $2,130,000, respectively, and amortized approximately $965,000 and $577,000, respectively, relating to technology and intangibles acquired pursuant to these acquisitions.

Significant Customers.    Revenue from two customers accounted for 13% and 10%, respectively, of our total net revenue for the fiscal year 2003. Three customers accounted for 22%, 13% and 11%, respectively, of our total net revenue for fiscal year 2004. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

Gross Profit.    Our gross profit as a percentage of net sales increased from 69.9% for fiscal year 2002 to 77.2% for fiscal year 2003 to 87.6% for fiscal year 2004. The increase in our gross profit year over year was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

Marketing and Sales.    Marketing and sales expenses mainly consist of employee salaries and benefits, travel, marketing, collateral and other promotional expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $8,601,000 in fiscal 2002 to $8,762,000 in fiscal 2003 and to $12,629,000 in fiscal 2004. Marketing and sales represented 45.0%, 26.8% and 22.2% of net revenue for fiscal 2002, 2003 and 2004, respectively. Our marketing and sales expenses increased in fiscal 2003 primarily due to an increase in salary expenses of approximately $575,000 relating to the increase in headcount. This increase was partially offset by changes in other expenses, primarily the decrease in dealer and employee commission expenses, due to increased OEM and direct sales, of approximately $570,000. Our marketing and sales expenses increased in fiscal 2004 primarily due to an increase in salary expenses of approximately $1,375,000 relating to the increase in headcount and an increase in dealer and employee commission expense of approximately $1,440,000. Our marketing and sales headcount increased from 44 at March 31, 2002 to 50 at March 31, 2003 and increased to 64 at March 31, 2004. We anticipate that marketing and sales expenses will continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

Research and Development.    Research and development expenses mainly consist of employee salaries, benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $5,897,000 in fiscal 2002 to $10,625,000 in fiscal 2003 and to $19,731,000 in fiscal 2004. Our research and development expenses as a percentage of net revenue were 30.9% in fiscal 2002, 32.5% in fiscal 2003, and 34.7% in fiscal 2004. Our research and development expenses increased primarily due to higher salary expenses associated with the increase in headcount, which increased from 49 at March 31, 2002 to 141 at March 31, 2003 to 206 at March 31, 2004. Included in the headcount increase in fiscal 2003 were approximately 59 engineers and other development personnel we hired as a result of our acquisition of the DMD business of VERITAS and the transfer of personnel as part of the license agreement we executed with Axeda. We anticipate that research and development expenditures will continue to increase in future periods as our net revenue increases.

General and Administrative.    General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $2,095,000 in fiscal 2002 to $3,100,000 in fiscal 2003 and to $4,669,000 in fiscal 2004. These expenses represented 11.0% of net revenue in fiscal 2002, 9.4% of net revenue in fiscal 2003 and 8.2% of net revenue in fiscal 2004. General and administrative expenses increased in fiscal 2003 and 2004 primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in our headcount from 110 at March 31, 2002 to 211 at March 31, 2003 to 296 at March 31, 2004. We anticipate that general and administrative expenses will increase in the future as our operations expand.

Business Integration Expense.    Business integration expenses primarily consisted of engineering consulting expenses per the consulting agreement we entered into with Daikin dated February 27, 2001. In conjunction with the Daikin acquisition completed in February 2001 (fiscal year 2002), we incurred expenses to transition the business to our management. As such, these expenses did not exist during fiscal year 2003 and 2004.

Other Income and Expense, Net.    Other income on our consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $52,000, $96,000 and $214,000 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. Other expense in fiscal years 2002, 2003 and 2004 primarily consist of write-downs of investments in other entities which totaled approximately $125,000, $151,000 and $69,000, respectively, which was offset in part by the interest income discussed above.

Provision for Income Taxes.    In accordance with SFAS No. 109, we made no provision for U.S. federal income taxes for our 2002 and 2003 years due to net operating loss carryforwards and other credits. A provision in the amount of $215,000 was made for fiscal year 2004. For the 2002, 2003 and 2004 fiscal years foreign tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

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

Under this agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of outstanding customers and other contracts of the DMD business. Under this agreement, approximately 40 individuals of the DMD business joined Sonic.

Under the agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock. The total purchase price was approximately $9,433,000 and the accounting for this transaction was applied pursuant to the purchase accounting method.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies, Inc. for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. We plan to use the technology acquired from InterActual to develop new products that are compatible with emerging new DVD formats, including the first new High Definition DVD standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to its customers. Most of the employees, 23, joined our company. The majority of the employees are located in San Jose, California. The accounting for this transaction was applied pursuant to the purchase accounting method.

Liquidity and Capital Resources.    Our operating activities generated cash of $6,382,000 in fiscal year 2002, $153,000 in fiscal year 2003 and $13,927,000 in fiscal year 2004.

During fiscal year 2002, cash generated by operations included a net loss of $4,182,000, including depreciation and amortization of $1,880,000. Cash generated by operations was affected by changes in assets and liabilities including an increase in prepaid expenses and other current assets of $168,000 and an increase in other assets of $34,000, offset by decreases in accounts receivable of $1,042,000, inventory of $102,000 and increases in deferred revenue and deposits of $6,931,000 and in accounts payable and accrued liabilities of $135,000. In fiscal year 2002, net accounts receivables decreased by 25% primarily due to stronger collections and from prepayments and deposits received from OEM and licensing customers.

During fiscal year 2003, cash generated by operations included net income of $2,537,000, including depreciation and amortization of $2,396,000. Cash used in operations was affected by changes in assets and liabilities including a decrease in deferred revenue and deposits of $6,686,000 partially offset by an increase in accounts payable and accrued liabilities of $2,285,000. The decrease in deferred revenue was the result of the revenue recognized on various OEM and development contracts.

During fiscal year 2004, cash generated by operations included net income of $11,084,000, including depreciation and amortization of $1,979,000. Cash used in operations was affected by changes in assets and liabilities including an increase in deferred revenue and deposits of $3,001,000 and an increase in accounts payable and accrued liabilities of $903,000, offset by an increase in accounts receivable of $2,974,000. The increase in deferred revenue was the result of prepayments and deposits received from OEM and licensing customers.

In addition to our operations, we utilized cash during the 2002, 2003 and 2004 fiscal years to purchase new fixed assets, and to fund the development of capitalized software. During the fiscal year 2003, cash of $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda and $962,000 was used to complete the acquisition of the DMD business from VERITAS. During the fiscal year 2004, cash of $9,875,000 was used to complete the InterActual Technologies, Inc. acquisition.

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

On February 5, 2004, we filed a Form S-3 Registration Statement, as amended, with the Securities and Exchange Commission to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80 million. The registration statement has been declared effective by the Securities and Exchange Commission.

We lease certain facilities and equipment under noncancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1,248,000, $1,598,000 and $2,065,000 for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. Future payments under operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

	Total	Payments	Due By	Period	More than 5 years
Contractual Obligations		Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$3,475	1,446	2,029	—	—
Capital leases	142	62	77	3	—

Total	$3,617	1,508	2,103	2	—

As of March 31, 2004, we had cash and cash equivalents of $36,182,000 and working capital of $32,437,000. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. See “Risk Factors – We may engage in future acquisitions that could dilute our shareholders’ equity and hare our business, results of operations and financial condition” for more detailed information.

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

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

The market for our products is characterized by rapid changes in technology. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for, and sales of, our products and the PCs with which our products are bundled;

•	introduction of new products by us and our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders and shipments of our products;

•	changes in the mix of products sold and the impact on our gross margins;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	our ability to enter into or renew on favorable terms our licensing and distribution agreements;

•	the costs associated with the defense of litigation and intellectual property claims; and

•	general economic conditions specific to the DVD audio and video recording market, as well as related PC and consumer electronics markets.

Although we were profitable for fiscal years 2003 and 2004, you should not rely on the results for those periods as an indication of future performance. In particular, given the general uncertainty of the speed and scope of the economic recovery and market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income for fiscal 2005.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to close a number of sales in the last month or last weeks of a quarter, especially in our professional audio and video business, and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be adversely impacted. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Failure to successfully integrate the InterActual Technologies business we recently acquired could negatively impact us.

On January 31, 2004, we entered into a definitive agreement to acquire all of the stock of InterActual Technologies for $8.8 million in cash. We completed the acquisition on February 13, 2004 and acquired all of

InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. 23 former employees of InterActual joined our company.

The InterActual acquisition involves risks related to the integration and management of this business, which may be a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. We may encounter substantial difficulties, costs and delays in integrating the InterActual operations, including the following:

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss of current or future key employees and/or the diversion of management’s attention from other ongoing business concerns;

•	undiscovered and unknown problems, defects or other issues related to the InterActual products that become known to us only some time after the acquisition; and

•	negative reactions from our resellers and customers.

Furthermore, InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. Of the total purchase price of $8.8 million paid in the InterActual acquisition, an amount of $880,000 is being held in escrow for a period of one year to offset any resolution of unknown obligations or liabilities. The additional settlement amount of $475,000 was paid from the escrowed amount.

Any failure to successfully integrate the DMD business we purchased from VERITAS could negatively impact us.

The acquisition of the DMD business involves risks related to the integration and management of the DMD business, which will be a complex, time-consuming and expensive process and may disrupt our businesses if not completed in a timely and efficient manner. The process of integrating the DMD operations could cause an interruption or loss in momentum in our business and operating activities and, if material, could harm our business. If we fail to integrate the DMD business into our existing operations, we may not achieve the desired synergies and benefits originally anticipated by the DMD acquisition, and as a result, we may not achieve a positive, long-term benefit to our operation results. In addition, our acquisition of the DMD business included the retention of approximately 40 employees of VERITAS, representing approximately a 25% increase in our total number of employees at that time. Consequently, we may face management and organizational issues as we continue to integrate the DMD business employees into our other operations.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 39%, 30% and 40% of our revenues in fiscal years 2002, 2003 and 2004, respectively. Although most of our revenue and expenses are transacted in U.S.

dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. These foreign customers expose us to the following additional risks, among others:

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

International sales historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. We also expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

Furthermore, we currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition.

As part of our efforts to enhance our existing products and introduce new products, as well as grow our business and remain competitive, we have pursued, and we may pursue in the future, acquisitions of complementary companies, products and technologies. We are unable to predict whether or when any other prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. Further, once integrated, acquisitions may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or we may be required to seek additional debt or equity financing.

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

We expect our product prices to decline, which could harm our operating results.

We expect prices for our OEM products to decline due to competitive pricing pressures from other software providers, competition in the PC industry and OEM customers possessing strong negotiating positions. We may incur additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits, even if our sales in absolute dollars increase. Accordingly, our future success will depend in part on our ability to introduce new products and upgrades to our existing products with enhanced functionalities that can be sold at higher gross margins and/or operating margins.

Our reliance on a single supplier for our manufacturing makes us vulnerable to supplier operational problems.

Our hardware outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier – Arrow Bell Electronics. Furthermore, there are other significant risks associated with outsourcing our manufacturing processes. For example, if Arrow Bell Electronics does not achieve the necessary product delivery schedules, yields and hardware product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

The occurrence of any of the above-noted product shortages or quality assurance problems could increase the costs of manufacturing and distributing our products and may adversely impact our operating results.

We are dependent on third-party single-source suppliers for components of some of our products and any failure by them to deliver these components could limit our ability to satisfy customer demand.

We often use components in our products that are available from only a single source. These components include Phillip’s Video Scaler and various Xilinx devices. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages, as well as any pricing fluctuations on these sole-source components, can have a significant negative impact on our business.

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

Approximately 46% of our revenue for the fiscal year 2004 derived from revenue recognized on development and licensing agreements from three customers.

During fiscal 2004, approximately 46% of our revenue was derived from revenue recognized on development and licensing agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these three customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

Much of our consumer revenue is derived from sales through OEM customers, including for example Dell, Hewlett-Packard, Sony, Matrox and Avid. The revenue from many of these customers is recognized on a sell-through basis. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs or on a stand-alone basis. Consumer acceptance of these digital media devices depend significantly on the price and ease-of use for these devices. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, the growth of this market may decline which may adversely affect sales of our consumer products to our OEM customers.

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

Furthermore, we are dependent on reports prepared by the OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective action may result in negative effects on us, including that our prior reported net revenue and related results may be inaccurate, in particular less than previously reported.

Changes in requirements or business models of our OEM customers may negatively affect our financial results.

OEM customers can be quite demanding, in terms of the features they demand in software products they bundle, in terms of their quality and testing requirements, and in terms of their economic demands. Because there is a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, in which case our revenues and our results of operations will be negatively affected. If particular OEMs demand certain product or product features that we are unable to deliver, or if they impose higher quality requirements than we are in a position to satisfy, our revenues and our results of operations could be negatively affected. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. These OEM relationships serve an important role in distributing our software to the end user and positioning the market for upgrades to our more fully featured software products. If we are unable to maintain or expand our relationships with OEMs, our business will suffer.

We have embarked on a new program with one of our major OEMs, Dell, in which we are developing a number of versions of our products specifically for that OEM’s customers. The versions include a base version to be included with the OEM’s products, and enhanced versions. The enhanced versions will be marketed by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If the OEM offers an upgrade, then the base version can be sold by them to their customers without royalty to us. We will be contributing significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced first line customer support activities, and (3) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between the OEM and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution deriving from this OEM, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. During the quarter ending December 31, 2003 Dell began this transition and during the quarter ended March 31, 2004, they continued to transition our products into this new model. If the transition and adjustment process takes a significant length of time, or encounters difficulties, the results of our operations in those quarters could be negatively affected.

If we fail to protect our intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and we have also filed applications for additional patents. We also registered trademarks for the following: DVDit, MyDVD, DVD Creator, DVD Fusion, RecordNow!, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SDK among others. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed or sold. Moreover, despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

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

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims.

Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our license agreements with customers, we may not succeed. If we are required to pay damages to our customers, or indemnify our customers for damages they incur, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Ahead Software, Apple Computer, CyberLink, Intervideo, Inc., MedioStream, Pinnacle, Roxio and Ulead. Some of these companies have greater financial and technological resources than we do.

For example, in April 2000, Apple Computer announced the acquisition of the DVD authoring business of Astarte Gmbh. Prior to the acquisition, Astarte sold a DVD authoring system that competed primarily with our DVD Fusion product. In January 2001, Apple announced two new DVD authoring products, which we presume are based on Astarte’s technology. The first product, iDVD, is intended for consumer users and competes with MyDVD and DVDit The second product, DVD Studio Pro, is intended for professional users, and competes with DVDit PE, DVD Fusion and ReelDVD. Apple also announced the availability of aggressively priced DVD recorders with certain models of their Macintosh personal computer. In mid-2001, Apple purchased Spruce Technologies, a long-standing competitor of ours in the professional DVD market. In 2003 Apple introduced DVD Studio Pro Version 2 which we presume is based, at least in part, on technology deriving from the Spruce acquisition.

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

Moreover, our success will depend on our ability to effectively sell our products in the consumer market. Currently, a significant portion of sales of our consumer products are through bundling arrangements with our OEM customers. However, as we increase our penetration of the consumer market, we must modify our current business models for OEM arrangements to better monetize the end-user relationships we derive from our OEMs. We may need to increase the sales of our products through our web stores, specialized channels and “bricks and mortar” channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop these distribution channels, there can be no guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and will take more time and effort to penetrate. Also, some of our competitors, including for example Apple, have well-established retail distribution capabilities and existing brands with market acceptance that would provide them with a significant competitive advantage. If we are not successful in overcoming any of the above challenges our business and results of operations may be harmed.

We may need to develop additional channels to market and sell our professional products, which may not occur.

The vast majority of sales for our professional products are through dealers. Recruiting and maintaining dealers can be a difficult process. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with our products. We may fail to attract the dealers necessary to expand our sales and business reversals or turnovers at dealer organizations may have a negative impact on our sales. Moreover, the attractive dealers in a targeted region may also carry competing products. If our competitors offer our dealers more favorable terms, they may de-emphasize or decline to carry our products.

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

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. We expend significant time and effort to develop new products in compliance with these new formats. If these formats prove to be unsuccessful or are not accepted for any reason, there will be only limited demand for our products. There is no assurance that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

Our reliance on outsourcing our web store makes us vulnerable to third party’s operational problems.

We have initiated a web-based retail store for our consumer products including DVDit and MyDVD, as well as some of our professional products, for example, ReelDVD. We currently “outsource” our web store targeted at the U.S. market through an arrangement we have with Digital River, targeted at the European market through an arrangement with Element 5 and targeted at the Japanese market through an arrangement with Sanshin. We may have other similar arrangements in the future. We refer to Digital River and such other organizations as “Outsourcers.” Under these arrangements the Outsourcers provide the servers which list our products and handle all purchase transactions through their secure web sites.

We are dependent on the Outsourcers for smooth operation of our web store. Recently Digital River announced that it has acquired Element 5. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. In any of these cases, our results of operations would be negatively affected.

Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us, errors may not be found in new products until after delivery to our customers. We may need to significantly modify our products to correct these errors. Our reputation and business could be adversely affected if undetected errors cause our user and customer base to reject our new products.

Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel.

Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales, and customer support and product development personnel. The loss of significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees. Because our products are specialized and complex, our success depends upon our ability to attract, train and retain qualified personnel, including qualified technical, marketing and sales personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel.

Our ability to expand our operations will suffer if we fail to manage our growth effectively.

Our success depends on our ability to effectively manage the growth of our operations. As a result of our acquisitions, we have significantly increased our headcount from 110 at March 31, 2002, to 211 at March 31, 2003 to 296 at March 31, 2004. Also, we expect to increase the scope of our operations in the future both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries, we have increased our geographical presence. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. The inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger organization, could have a material adverse effect on the growth of our business.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our recent or future acquisitions;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by us or by independent analysts who cover the company;

•	issuances of stock under our current or any future shelf registration statement;

•	fluctuations in the U.S. or world economy or general market conditions; or

•	the delay in delivery to market or acceptance of new DVD products, such as DVD recorders.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. Consequently, we have experienced, and we anticipate continuing to experience, increased costs associated with such activities and, more generally, with being a public company, including additional professional and independent auditor fees.

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board, in March 2004, issued an exposure draft that, if adopted, will require companies to expense the fair value of stock options on the grant date. Currently, we generally only disclose such expenses on a pro forma basis in the noted to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

We are vulnerable to earthquakes, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities, are located in California, an area known for seismic activity. An earthquake, or other significant natural disaster, could result in an interruption in our business. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We are not likely to have sufficient insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited. Most of our international sales are denominated in U.S. dollars though some of our sales and development contracts are denominated in foreign currencies. See Note 10 of Notes to Consolidated Financial Statements. We do not engage in any hedging activities.

We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less, such as money market funds, and are stated at cost which approximates market value.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sonic Solutions:

We have audited the accompanying consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of Sonic Solutions’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

KPMG LLP

San Francisco, California

June 14, 2004

FINANCIAL STATEMENTS

SONIC SOLUTIONS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$9,708	36,182
Accounts receivable, net of allowance for returns and doubtful accounts of $425 and $243 at March 31, 2003 and 2004, respectively	5,823	9,443
Inventory	531	560
Prepaid expenses and other current assets	869	1,399

Total current assets	16,931	47,584
Fixed assets, net	1,745	3,610
Purchased and internally developed software, net	920	1,042
Goodwill	6,715	15,533
Acquired intangibles, net	1,345	2,898
Other assets	697	278

Total assets	$28,353	70,945

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$978	1,145
Accrued liabilities	6,109	8,977
Deferred revenue and deposits	1,840	4,965
Obligations under capital leases, current portion	—	60

Total current liabilities	8,927	15,147
Obligations under capital leases, net of current portion	—	75

Total liabilities	8,927	15,222

Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2003 and 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 18,217,317 and 21,885,138 shares issued and outstanding at March 31, 2003 and 2004, respectively	45,765	70,994
Accumulated other comprehensive loss	—	(16)
Accumulated deficit	(26,339)	(15,255)

Total shareholders’ equity	19,426	55,723

Total liabilities and shareholders’ equity	$28,353	70,945

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2002	2003	2004
Net revenue	$19,104	32,718	56,853
Cost of revenue	5,743	7,447	7,052

Gross profit	13,361	25,271	49,801

Operating expenses:
Marketing and sales	8,601	8,762	12,629
Research and development	5,897	10,625	19,731
General and administrative	2,095	3,100	4,669
Business integration	705	—	—

Total operating expenses	17,298	22,487	37,029

Operating income (loss)	(3,937)	2,784	12,772
Interest income	52	96	214
Interest expense	(2)	—	(1)
Other income (expense)	(129)	(143)	25

Income (loss) before income taxes	(4,016)	2,737	13,010
Provision for income taxes	166	200	1,926

Net income (loss)	($4,182)	2,537	11,084
Dividends paid to preferred shareholders	128	92	—

Net income (loss) applicable to common shareholders	($4,310)	2,445	11,084

Basic income (loss) per share applicable to common shareholders	($0.30)	0.15	0.54

Weighted average shares used in computing per share amounts	14,157	16,391	20,459

Diluted income (loss) per share applicable to common shareholders	($0.30)	0.13	0.46

Weighted average shares used in computing per share amounts	14,157	19,311	23,889

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred stock		Common stock		Accumulated deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
Balances at March 31, 2001	700	$1,750	13,056	$28,399	$(24,694)	—	$5,455
Exercise of common stock options	—	—	407	695	—	—	695
Exercise of warrants	—	—	4	—	—	—	—
Equity line of credit issuances, net of issuance costs of $79	—	—	1,497	2,274	—	—	2,274
Issuance of preferred stock	250	1,000	—	—	—	—	1,000
Preferred stock dividends	33	82	—	(128)	—	—	(46)
Net loss	—	—	—	—	(4,182)	—	(4,182)	(4,182)

Balances at March 31, 2002	983	$2,832	14,964	$31,240	(28,876)	—	5,196	(4,182)
Exercise of common stock options	—	—	676	1,329	—	—	1,329
Equity line of credit issuances, net of issuance costs of $16	—	—	269	1,984	—	—	1,984
Exercise of warrants	—	—	34	1		—	1
Issuance of preferred stock	1,291	8,471	—	—	—	—	8,471
Conversion of preferred stock	(2,274)	(11,303)	2,274	11,303		—	—
Cash dividends paid on preferred stock	—	—	—	(92)	—	—	(92)
Net income	—	—	—	—	2,537	—	2,537	2,537

Balances at March 31, 2003	—	$—	18,217	$45,765	(26,339)	—	19,426	2,537
Exercise of common stock options	—	—	1,748	4,218	—	—	4,218
Issuance of common stock	—	—	1,920	21,011	—	—	21,011
Foreign currency translation adjustment	—	—	—	—	—	(16)	(16)	(16)
Net income	—	—	—	—	11,084	—	11,084	11,084

Balances at March 31, 2004	—	$—	21,885	$70,994	(15,255)	$(16)	$55,723	$11,068

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	($4,182)	2,537	11,084
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	1,880	2,396	1,979
Internally developed software transferred to SonicStudio LLC	674	—	—
Provision for returns and doubtful accounts	—	20	30
Interest expense amortization	2	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,042	40	(2,974)
Inventory	102	(141)	(29)
Prepaid expenses and other current assets	(168)	(205)	(486)
Other assets	(34)	(93)	419
Accounts payable and accrued liabilities	135	2,285	903
Deferred revenue and deposits	6,931	(6,686)	3,001

Net cash generated by operating activities	6,382	153	13,927

Cash flows from investing activities:
Purchase of fixed assets	(224)	(875)	(2,713)
Cash paid for purchase of Ravisent, including transaction costs	—	(2,275)	—
Transaction costs related to DMD acquisition	—	(962)	—
Cash paid for purchase of InterActual, including transaction costs, net of cash acquired	—	—	(9,416)
Additions to purchased and internally developed software	(514)	(669)	(537)

Net cash used in investing activities	(738)	(4,781)	(12,666)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	695	1,330	4,218
Repayments of subordinated debt	(59)	—	—
Proceeds associated with equity line financing	2,274	1,984	—
Principal payments on capital leases	(10)	—	—
Proceeds from issuance of common stock	—	—	21,011
Proceeds from issuance of preferred stock	1,000	—	—
Payment of dividends	(46)	(92)	—

Net cash provided by financing activities	3,854	3,222	25,229

Effect of exchange rate changes on cash and cash equivalents	—	—	(16)

Net increase (decrease) in cash and cash equivalents	9,498	(1,406)	26,474
Cash and cash equivalents, beginning of year	1,616	11,114	9,708

Cash and cash equivalents, end of year	$11,114	9,708	36,182

Supplemental disclosure of cash flow information:
Interest paid during year	$2	—	—

Income taxes paid during year	$13	117	1,712

Noncash financing and investing activities:
Internally developed software transferred to joint venture	$674	—	—

Preferred stock issued for the purchase of DMD business	—	8,471	—

Conversion of preferred stock to common stock	—	11,303	—

Issuance of preferred stock dividend	$82	—	—

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002, 2003 and 2004

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    Operations

We develop and market computer-based tools:

•	for creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	for recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats; and

•	for backing up the information contained on hard discs attached to computers.

Most of the products we sell consist entirely of computer software, though some of the tools we sell include “plug-in” computer hardware. We also license the software technology underlying our tools to various other companies to incorporate in products they develop.

On March 21, 2002, we executed an agreement forming a new company, Sonic Studio LLC in partnership with a limited liability corporation controlled by two individuals – Eric Jorde and Jeff Wilson. Under the terms of the agreement, we transferred our SonicStudio workstation business to the SonicStudio LLC, and licensed the company to utilize the technology underlying SonicStudio in the professional audio workstation market. The total amount of net assets and liabilities transferred to the SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join SonicStudio LLC.

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

On November 13, 2002, we entered into an asset purchase agreement with VERITAS to acquire the business of the VERITAS Desktop Mobile Division (“DMD”), which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software . The transactions contemplated by the agreement were closed on December 18, 2002. The acquisition was recorded using the purchase method of accounting.

Under the agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of the DMD business’ outstanding customer contracts and other contracts, as well as essentially all the liabilities related to the business. Under this agreement almost all the employees of the DMD business (approximately 40 individuals) joined Sonic. Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

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

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Most of the employees, 23, joined our company. The majority of the employees are located in San Jose, California. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

(b)    Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary. This subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

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

(c)    Use of Estimates and Certain Concentrations

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

(d)    Revenue Recognition

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

(e)    Cash Equivalents

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

(h)    Purchased and Developed Software Costs

Purchased software and software product development costs are capitalized when a product’s technological feasibility has been established and then are amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight- line basis over the estimated economic life of the product, which is three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

(i)    Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, accounts receivable (net of the allowance for doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities.

(j)    Income Taxes

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

(k)    Basic and Diluted Loss Per Share

The following table sets forth the computations of shares and net income (loss) per share, applicable to common shareholders used in the calculation of basic and diluted net income (loss) per share for the years ended March 31, 2002, 2003 and 2004 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2002	2003	2004
Net income (loss)	($4,182)	2,537	11,084
Dividends paid to preferred shareholders	128	92	—

Net income (loss) applicable to common shareholders	($4,310)	2,445	11,084

Basic net income (loss) per share applicable to common shareholders	($0.30)	0.15	0.54

Weighted average number of common shares outstanding	14,157	16,391	20,459

Diluted net income (loss) per share applicable to common shareholders	($0.30)	0.13	0.46

Weighted average number of common shares outstanding	14,157	19,311	23,889

The following is a reconciliation of the number of shares used in the basic and diluted net income (loss) per share computations for the years ended March 31, 2002, 2003 and 2004 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2002	2003	2004
Shares used in basic net income per share computation	14,157	16,391	20,459
Effect of dilutive potential common shares resulting from stock options	—	2,920	3,430

Shares used in diluted net income per share computation	14,157	19,311	23,889

Potential dilutive common shares consist of shares of common stock issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share date), respectively:

	Years Ended March 31,
	2002	2003	2004
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	—	2,692	1,777
Stock options excluded due to net loss for the year	3,163	—	—

Shares excluded from diluted net income per share computation	3,163	2,692	1,777

(l)    Concentrations of Risk

Financial instruments which potentially subject us to concentrations of credit risk are trade receivables. We sell our products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of our end users and their dispersion across many geographic sales areas. We maintain an allowance for doubtful accounts to provide against potential credit losses.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds. As of March 31, 2004 and 2003, approximately $34,000,000 and $7,500,000, respectively, was invested in money market funds with one institution.

(m)    Stock-Based Compensation

We have various stock-based compensation plans, as discussed in Note 7 to the Consolidated Financial Statements. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have elected to adopt only the disclosure based requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and as such have disclosed the pro forma effects on net loss and net loss per share data as if we had elected to use the fair value approach to account for all our employee stock-based compensation plans.

Had compensation cost for our stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income (loss) and net income (loss) per share for the years ended March 31, 2002, 2003 and 2004 would have been adjusted as indicated below (in thousands, except per share data):

	Years Ended March 31,
	2002	2003	2004
Net income (loss) as reported	$(4,182)	2,537	11,084
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	1,903	2,454	4,220
Pro Forma net income (loss)	$(6,085)	83	6,864
Reported basic net income (loss) per share	$(0.30)	0.15	0.54
Reported diluted net income (loss) per share	$(0.30)	0.13	0.46
Pro Forma basic net income (loss) per share	$(0.43)	0.01	0.34
Pro Forma diluted net income (loss) per share	$(0.43)	0.00	0.29

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004; risk-free interest rate of 4.05%, 2.5% and 2.4%, respectively; expected life of 4 years; 125%, 112% and 107% expected volatility, respectively; and no dividends.

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

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in fiscal 1996 through 2004 and does not consider compensation costs for stock options granted prior to April 1, 1995.

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

(n)    Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we considered to be impaired during the fiscal year ended March 31, 2004.

(o)    Goodwill and Intangible Assets

Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from 3 to 15 years.

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process at the reporting unit level. First, we determine if the carrying amount of a reporting unit exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, and from our InterActual Technologies, Inc. acquisition during the fourth quarter ended March 31, 2004, all of which were accounted for as a purchase. As of March 31, 2004, no events have occurred that would lead us to believe that there has been any impairment.

(p)    Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, in August 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 effective April 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should own any interest in any variable interest entity.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements’ in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included within the scope of SOP 97-2, “Software Revenue Recognition”. The Company’s adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

(q)    Comprehensive Income (Loss)

We adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” following the establishment of our overseas subsidiaries in fiscal 2004. This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Our comprehensive income (loss) is composed of net income (loss) and foreign currency translation adjustments.

(r)    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(s)    Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

(2)    INVENTORY

The components of inventory consist of (in thousands):

	March 31,
	2003	2004
Finished Goods	$291	179
Work-in-process	—	—
Raw materials	240	381

	$531	560

(3)    FIXED ASSETS

Fixed assets consist of (in thousands):

	March 31,
	2003	2004
Equipment, furniture and fixtures	$7,902	10,736
Demonstration equipment	2,014	2,014
Parts used in service, not held for sale	1,408	1,426

	11,324	14,176
Less accumulated depreciation	(9,579)	(10,566)

	$1,745	3,610

(4)    PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

Capitalized software costs consist of (in thousands):

	March 31,
	2003	2004
Purchased software	$662	801
Internally developed software	6,881	7,278

	7,543	8,079
Accumulated amortization	(6,623)	(7,037)

	$920	1,042

Amortization of capitalized software costs was $602,000, $468,000 and $414,000 for the years ended March 31, 2002, 2003 and 2004, respectively.

Acquired intangibles consist of (in thousands):

	March 31,
	2003	2004
Acquired technology	$2,862	3,745
Customer lists	400	1,340
Trademark/tradename	—	180

	3,262	5,265
Accumulated amortization	(1,917)	(2,367)

	$1,345	2,898

Amortization of acquired intangibles was $910,000, $963,000 and $577,000 for the years ended March 31, 2002, 2003 and 2004, respectively.

The following table represents accumulated amortization by class of acquired intangible as of the fiscal year ended March 31, 2004 (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Acquired technology	$3,745	2,179
Customer lists	1,340	180
Trademark/Tradename	180	8

	$5,265	2,367

The estimated future amortization expense on the acquired intangibles is as follows (in thousands):

Fiscal Year
2005	$803
2006	675
2007	325
2008	265
2009	265
Thereafter	565

Total	$2,898

The following tables present a rollforward of the goodwill and other intangibles, for the 2003 and 2004 fiscal years (in thousands):

	March 31, 2002	Additions (1)	Amortization (2)	March 31, 2003
Goodwill	$—	6,715	—	6,715
Acquired technology	769	1,139	(924)	984
Customer lists	—	400	(39)	361

	$769	8,254	(963)	8,060

	March 31, 2003	Additions (3)	Amortization (2)	March 31, 2004
Goodwill	$6,715	8,818	—	15,533
Acquired technology	984	1,010	(428)	1,566
Trademark/tradename	—	180	(8)	172
Customer lists	361	940	(141)	1,160

	$8,060	10,948	(577)	18,431

(1)	Includes goodwill, technology acquired and customer lists acquired related to the Ravisent and DMD acquisitions as discussed in Note 12 “DMD Acquisition” and Note 13 “Ravisent Acquisition”.
(2)	Amortization of intangibles is included in “Cost of Revenue” in our Statements of Operations for the fiscal years ended March 31, 2003 and 2004.
(3)	Includes goodwill, technology acquired, customer lists and trademark/tradename acquired related to the InterActual acquisition as discussed in Note 11 “InterActual Technologies Acquisition”.

All our Goodwill relates to our consumer segment.

(5)    ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	March 31,
	2003	2004
Commissions payable	$1,038	879
Accrued compensation and benefits	1,728	2,254
Accrued marketing costs	361	497
Accrued royalties	1,310	1,178
Accrued acquisition costs	211	1,717
Other accrued expenses	1,461	2,452

	$6,109	8,977

(6)    CREDIT FACILITIES AND DEBT RESTRUCTURING

On May 4, 2000, we entered into a Private Equity Line Agreement (the “Agreement”) with Kingsbridge Capital. During the fiscal year ended March 31, 2002, we drew $2,400,000 from the equity line for which we issued 1,496,546 shares of Common Stock. During the fiscal year ended March 31, 2003, we drew $2,000,000 from the equity line for which we issued 269,360 shares of Common Stock. These amounts were recorded net of fees of $126,000 and $16,000 in fiscal year 2002 and 2003, respectively. The Agreement terminated by its terms on November 13, 2002.

In October 1999, the $1,500,000 of debt due to Hambrecht and Quist Guaranty Finance was restructured into 153,846 shares of Series C Convertible Preferred Stock and $1,000,000 of debt. The unpaid balance at March 31, 2001 was $57,000. During the year ended March 31, 2001, all of the shares of Series C convertible Preferred Stock were converted to Common Stock. In connection with the debt restructuring, we issued warrants to purchase 120,000 shares of Common Stock at an exercise price of $2.50, expiring on April 30, 2006. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: volatility of .50, risk free interest rate of 6% and expected life equal to the contractual terms. These warrants expire on April 30, 2006 and are immediately exercisable. These warrants were exercised with respect to 70,000 shares at various times during fiscal years 2001 and 2002. During the first quarter ended June 30, 2002, warrants with respect to the remaining 50,000 shares were exercised.

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

On September 2, 2003, at our annual shareholders’ meeting, the amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares, from 30,000,000 shares to 100,000,000 shares, was approved.

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

On February 5, 2004, we filed a Form S-3 Registration Statement, as amended, with the Securities and Exchange Commission to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80.0 million. The registration statement has been declared effective by the Securities and Exchange Commission.

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

Convertible Preferred Stock — Series F

On December 18, 2002 we sold 1,290,948 shares of Series F Preferred Stock to VERITAS Operating Corporation and its affiliates (“VERITAS”) in exchange for the Desktop and Mobile Division (“DMD”) of VERITAS. The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. Each share of Series F Preferred Stock is convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. In March 2003, VERITAS converted all of their Series F Preferred Stock into 1,290,948 shares of Common Stock.

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

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”) which provides for the grant of stock options to Sonic Solutions’ non-employee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions’ Common Stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options generally vest over four years from the grant date. The total number of shares to be issued under this plan may not exceed 100,000 shares. There were 12,000 options outstanding at March 31, 2004, at prices of $2.6560, $2.5625 and $1.6880 per share, all of which were exercisable. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Non-Employee Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Non-Employee Plan.

In July, 1998, the Board of Directors adopted the Sonic Solutions 1998 Stock Option Plan (the “1998 Plan”) and the shareholders approved the 1998 Plan in September, 1998. The 1998 Plan covers 1,000,000 shares of Common Stock, with an annual increase in the number of shares available for issuance under the 1998 Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2,000,000. The 1998 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the 1998 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the 1998 Plan.

In July, 2000, the Board of Directors adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”) and the shareholders approved the 2000 Plan in September, 2000. The 2000 Plan covers 3,000,000 shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year. Our Board of Directors and Chief Executive Officer administer the 2000 Plan.

In February, 2004, Sonic adopted a 2004 Stock Incentive Plan and reserved 2,000,000 million shares of common stock solely for the grant of “inducement” stock options and other stock-based awards. These shares may be issued in connection with the recruitment of employees in future acquisitions and in the recruitment of other employees in the future. In connection with the InterActual acquisition and with the recruitment of employees in this acquisition, 22 employees of InterActual Technologies, who became non-executive employees of Sonic following the acquisition, were granted employment inducement stock option grants to purchase a total of 144,500 shares of Sonic common stock. The number of shares involved in these grants amounts to less than 1% of the outstanding common stock of Sonic. All these option grants have an exercise price of $20.38 per share and will vest over a four-year period.

A summary of Sonic Solutions’ option plans is presented below:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,113,188	$2.30	4,432,370	2.04	5,292,674	3.13
Granted	1,949,999	1.56	1,658,955	5.53	1,738,475	13.07
Exercised	(406,590)	1.71	(676,720)	1.92	(1,711,922)	2.44
Forfeited	(223,328)	2.23	(121,931)	3.04	(78,698)	6.15

Outstanding at end of year	4,432,370	$2.04	5,292,674	3.13	5,240,529	6.60

Options exercisable at year end	2,890,928	$2.17	3,186,349	2.14	2,934,860	3.82
Fair value of options granted during the year		$1.19		3.82		9.08

The following table summarizes information about stock options outstanding at March 31, 2004.

Range of Exercise Price	Number Outstanding at March 31, 2004	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at March 31, 2004	Weighted Average Exercise Price
From $1.12 to $1.69	1,317,629	8.11	1.36	1,198.293	1.35
From $2.00 to $3.00	745,483	5.53	2.64	742,483	2.64
From $3.20 to $4.63	631,356	9.48	4.00	257,853	3.98
From $4.96 to $7.66	836,953	9.63	5.98	243,524	6.11
From $7.95 to $11.05	599,300	9.83	8.45	325,306	8.27
From $13.47 to $16.06	533,658	10.49	14.52	160,060	14.31
From $17.16 to $20.38	576,150	10.93	18.18	7,341	18.10

From $1.12 to $20.38	5,240,529	8.90	6.60	2,934,860	3.82

(8)    INCOME TAXES

Income tax expense for the year ended March 31, 2004 consists of:

	Current	Deferred	Total
US federal	$215	—	215
State and local	33	—	33
Foreign	1,678	—	1,678

	$1,926	—	1,926

Income tax expense for the year ended March 31, 2003 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	4	—	4
Foreign	196	—	196

	$200	—	200

Income tax expense for the year ended March 31, 2002 consists of:

	Current	Deferred	Total
US federal	$—	—	—
State and local	13	—	13
Foreign	153	—	153

	$166	—	166

The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2002	2003	2004
Computed tax at statutory rate	$(1,365)	931	4,424
State taxes, net of federal benefit	8	1	22
Extraterritorial income exclusion	—	(150)	(419)
Current year net operating losses, temporary differences and tax credits for which no benefit was recognized	1,205	—	—
Change in valuation allowance	—	138	7,320
Net operating loss carryover, temporary differences and tax credit carryover for which no benefit was recognized previously	—	(1,086)	(11,115)
Foreign taxes	153	196	1,637
Other permanent differences	165	170	57

	$166	200	1,926

The components of deferred taxes are as follows (in thousands):

	March 31,
	2002	2003	2004
Deferred tax assets:
Accounts receivable	$367	318	288
Accrued salaries	32	60	74
Inventories	28	14	22
Tax credit carryforwards	3,715	4,339	8,294
Net operating losses	9,602	8,813	13,348
Accrued vacation pay	142	208	224
Commissions	41	39	63
State income taxes	4	—	—
Fixed assets	54	54	—
Investments	—	41	67
Warranty and other	44	55	141

Gross deferred tax assets	14,029	13,941	22,521

Valuation allowance	(13,615)	(13,753)	(21,073)

Total deferred tax assets, net of valuation allowance	414	188	1,448

Deferred tax liabilities:
Investments	(11)	—	—
Intangible assets	—	(27)	(807)
Fixed assets	—	—	(427)
State income taxes	—	—	(12)
Research and experimental expenses	(403)	(161)	(202)

Total deferred tax liability	(414)	(188)	(1,448)

Net deferred taxes	$—	—	—

The net change in the valuation allowance for the year ended March 31, 2002, 2003 and 2004 was an increase of approximately $2,696,000, $138,000 and $7,320,000, respectively. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and thus a full valuation allowance is required.

As of March 31, 2004, we have cumulative federal and California net operating losses of approximately $38,099,000 and $12,919,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2012 through 2024. The California tax loss carryforwards will expire beginning in the tax year 2004 through 2014.

California had imposed a moratorium on the utilization of loss carryforwards for the years 2002 and 2003.

As of March 31, 2004, we have cumulative unused research and development tax credits of approximately $4,437,000 and $2,499,000 which can be used to reduce future federal and California income taxes, respectively. We also have cumulative foreign tax credits of approximately $1,834,000. Federal credit carryforwards expire from 2009 through 2024; California credits will carryforward indefinitely.

As of March 31, 2004, we have federal minimum tax credit carryforwards of approximately $135,000 which are available to reduce federal regular income taxes, if any, over an indefinite period.

Utilization of our net operating loss carryforwards and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

Amounts for the current year are based on estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for the fiscal year 2003 are primarily a result of adjustments to conform to tax returns as filed.

(9)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease certain facilities and equipment under noncancelable operating and capital leases. Future payments under operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

	Operating Leases	Capital Leases
2005	$1,446	$62
2006	1,539	55
2007	490	23
2008	—	2
2009	—	—
Thereafter	—	—

Total minimum lease payments	$3,475	$142

Less amount representing interest		7

Present value of minimum lease payments		$135

Rent expense under operating leases for the years ended March 31, 2002, 2003 and 2004 was approximately $1,248,000, $1,598,000 and $2,065,000, respectively.

(b)    Benefit Plan

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

(c)    Inventory Purchase Commitments

Under the terms of an agreement with an outside supplier, we have a commitment which requires us to purchase finished goods inventory from them subject to certain terms. At March 31, 2004, the amount was not significant.

(d)    Other

We from time to time are subject to routine claims and litigation incidental to our business. InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. The additional settlement amount was settled through the escrow holdback (see Note 11 of the Notes to the Consolidated Financial Statements.) We believe that the results of these matters will not have a material adverse effect on our financial condition and results of operations.

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

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Prior to March 31, 2003, consolidated financial information reviewed by the CEO was identical to the information presented in the accompanying statements of operations. Beginning in the first fiscal quarter ended June 30, 2003, financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. This information was not tracked previously and is not available for presentation. Beginning with the fiscal quarter ended June 30, 2003, we have presented information required for our new operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following table shows the revenue by product line, operating results by segment, revenue by geographic and significant customer information:

Net Revenue by Segment (in thousands):

	Years Ended March 31,
	2002	2003	2004
Revenues
Consumer	$8,357	22,832	48,780
Professional audio and video	10,747	9,886	8,073

Total net revenue	$19,104	32,718	56,853

Net Revenue and Operating Income by Segment (in thousands):

	Year Ended March 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$48,780	8,073	—	56,853
Operating income	19,880	877	(7,985)	12,772

Revenues by Geographic Location:

	Years Ended March 31,
	2002	2003	2004
North America	$11,677	22,874	33,831
Export:
France	464	285	377
Germany	526	349	1,438
United Kingdom	791	636	1,047
Other European	1,326	1,460	1,770
Japan	3,546	6,368	15,922
Other Pacific Rim	663	736	1,757
Other international	111	10	711

Total net revenue	$19,104	32,718	56,853

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant customer information:

	Percent of Total Revenue			Percent of Total Accounts Receivable March 31,
	Years Ended March 31,
	2002	2003	2004	2004
Customer A	—	8%	22%	—
Customer B	1%	5%	13%	—
Customer C	—	4%	11%	35%
Customer D	8%	13%	—	—
Customer E	7%	10%	2%	16%

Revenue recognized from Customers A and B is pursuant to development and licensing agreements.

Revenue recognized from Customers C, D and E is pursuant to development and licensing agreements for which amounts had been prepaid and previously included in deferred revenue.

(11)    INTERACTUAL TECHNOLOGIES, INC. ACQUISITION

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies for $8.8 million in cash. This transaction closed on February 13, 2004. Of the total purchase price an amount of $880,000 was placed in escrow for a period of one year to offset any resolution of unknown obligations or liabilities. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Most of the employees, 23, joined our company. The majority of the employees are located in San Jose, California. With this acquisition we are now able to provide tools and services that enable professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video consumers who view their DVD-Video discs on PCs. Included in the consolidated financials for fiscal year ended March 31, 2004 are the financial results of InterActual for the period of February 13, 2004 through March 31, 2004.

The accounting for this transaction was applied pursuant to the purchase accounting method. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Purchase price paid as:
Cash paid	$8,800
Estimated transaction costs	1,075

Total purchase price	$9,875

Allocated to:
Fair value of InterActual’s assets and liabilities	$(1,073)
Goodwill	8,818
Acquired technology	1,010
Customer contracts and related relationships	940
Trademarks and tradenames	180

Net assets acquired	$9,875

The acquired technology is being amortized over five (5) years, the customer contracts and related relationships is being amortized over fifteen (15) years, and the trademark and tradenames is being amortized over three (3) years. The weighted average amortization period is 7.7 years.

The following pro forma results of operations for fiscal year 2003 are as if the acquisition occurred on April 1, 2003 and 2002. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified periods.

(in thousands, except per share amounts)	2004	2003
Net revenue	$60,422	34,707

Net income	$10,105	1,592

Basic net income per share	$0.49	0.10

Diluted net income per share	$0.42	0.08

(12)    DMD ACQUISITION

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

Under this agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of DMD businesses’ outstanding customers and other contracts, as well as essentially all the liabilities related to the business. Under this agreement, almost all of the employees of the DMD business (approximately 40 individuals) joined Sonic. Pursuant to this agreement we also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

Under the asset purchase agreement, we issued 1,290,948 shares of Series F preferred stock convertible into 1,290,948 shares of our common stock (subject to adjustment for stock splits and the like). Pursuant to the asset purchase agreement, we entered into an amended restated registration rights agreement with VERITAS under which we provided registration rights for these shares once they are converted into shares of our common stock. All of the preferred stock was converted into an equal number of shares of common stock in March 2003. As we determined that the preferences associated with the preferred stock did not have significant value, the value of the 1,290,948 shares was determined based on the average market price of our common shares over the two day period before and after the terms of the acquisition were agreed to and announced. The total purchase price of the DMD acquisition was approximately $9,433,000.

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

The following pro forma results of operations for fiscal year 2002 and 2003 are as if the acquisition occurred on April 1, 2001 and 2002. The pro forma information has been presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified periods.

(in thousands, except per share amounts)	Year Ended March 31,
	2002	2003
Net revenue	$35,871	41,174

Net income	$158	6,717

Basic net income per share	$0.01	0.38

Diluted net income per share	$0.01	0.33

(13)    RAVISENT LICENSE AGREEMENT

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

(14)    JOINT VENTURE — INVESTMENT IN SONICSTUDIO LLC

In March 2002, we executed an agreement to form a new company, SonicStudio LLC in partnership with a limited liability corporation controlled by two individuals. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, totaled $235,661. We accounted for this investment in SonicStudio LLC using the modified equity method. As of March 31, 2004, our investment in SonicStudio LLC is recorded at zero.

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

On January 15, 2002, we entered into an agreement with Sony Corporation (“Sony”) with respect to the development and creation of a multi-channel super-audio CD mastering editor on the “direct stream digital” format. The potential gross revenues under this agreement were $1 million. We assigned the work and the potential profits from this agreement to SonicStudio. During our fiscal year 2003, we recognized all the revenue and costs related to the Sony agreement in our consolidated financial statements.

During fiscal years 2003 and 2004, we recorded $151,574 and $68,897, respectively, in other expense relating to the write-down of our investment in SonicStudio LLC, which reflected our recording of the full amount of loss incurred by SonicStudio LLC for those years. At March 31, 2004, our investment in SonicStudio LLC has been reduced to zero.

Item 9A.    CONTROLS AND PROCEDURES

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

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will have filed our definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K and certain information included in such proxy statement is incorporated herein by reference.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is set forth in Part I of this Report and the information with respect to directors is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the Proxy Statement for the year 2004 Annual Meeting of Shareholders.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement for the year 2004 Annual Meeting of Shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the year 2004 Annual Meeting of Shareholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement for the year 2004 Annual Meeting of Shareholders.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement for the year 2004 Annual Meeting of Shareholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements.

Included in Part II of this report:

Consent of Independent Registered Public Accounting Firm (page 50 of this Report).

Consolidated Balance Sheets as of March 31, 2003 and March 31, 2004.

Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years in the three year period ended March 31, 2004.

Consolidated Statements of Cash Flows for each of the years in the three year period ended March 31, 2004.

Notes to Consolidated Financial Statements (pages 55 through 76 of this Report).

(a)2.	Financial Statements Schedule.

Included in Part IV of this report:

Schedule II    Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3.	Exhibits:

2.1	(9)	Asset Purchase Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

2.2	(13)	Agreement and Plan of Reorganization by and among Registrant, Snow Acquisition Corporation and InterActual Technologies, Inc., dated as of January 31, 2004

3.1	(1)	Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-Laws

3.3	(14)	Certificate of Amendment of Restated Articles of Incorporation

4.1	(1)	Specimen Common Stock Certificate

4.2	(9)	Certificate of Determination of Series D Preferred Stock of Sonic Solutions

4.3	(10)	Certificate of Determination of Series E Preferred Stock of Sonic Solutions

4.4	(12)	Certificate of Determination of Series F Preferred Stock of Sonic Solutions

10.1	(1)	Amended and Restated Stock Option Plan (compensatory plan)

10.2	(1)	Lease Agreement dated December 16, 1991 between Phoenix Leasing Incorporated and the Company

10.3	(1)	Loan Agreement dated November 28, 1993 between Bank of America and the Company

10.4	(1)	Agreement dated September 28, 1993 between JL Cooper Electronics and the Company

10.5	(2)	Form of Indemnity Agreement

10.6	(2)	Lease Agreement dated January 26, 1995 between Golden Gate Plaza and the Company

10.7	(4)	Private Securities Subscription Agreement dated March 31, 1998 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.8	(5)	Stock Purchase Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.9	(5)	Registration Rights Agreement dated May 20, 1999 between Sonic Solutions and Kingsbridge Capital Limited

10.10	(6)	Private Securities Subscription Agreement dated October 15, 1999 between Hambrecht & Quist Guaranty Finance, LLC and the Company

10.11	(7)	1998 Stock Option Plan (compensatory plan)

10.12	(8)	Stock purchase agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.13	(8)	Registration Rights Agreement dated May 4, 2000 between Sonic Solutions and Kingsbridge Capital Limited

10.14	(8)	Amendment to Lease Agreement between Golden Gate Plaza and the Company

10.15	(9)	Registration Rights Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.16	(9)	Shareholder Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.17	(9)	Consulting Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.18	(9)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated as of February 27, 2001

10.19	(10)	Preferred Stock Purchase Agreement by and between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

10.20	(10)	Registration Rights Agreement between Registrant and Sanshin Electronics Co., Ltd., dated as of November 28, 2001

10.21	(11)	Asset Purchase Agreement among VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., VERITAS Software International Ltd. and Sonic Solutions dated as of November 13, 2002.

10.22	(11)	Registration Rights Agreement by and between VERITAS Operating Corporation, and Sonic Solutions, dated as of November 13, 2002.

10.23	(12)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation, and Sonic Solutions, dated as of December 18, 2002.

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (see page 83-84 of this Form 10-K)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 (No. 33-72870) effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1996 (No. 33-72870).

(3)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-44347) effective January 30, 1998.

(4)	Incorporated by reference to exhibits to Registration Statement on Form S-3 (No. 333-50697) effective April 29, 1998.

(5)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed on May 27, 1999.

(6)	Incorporated by reference to exhibits to Registration Statement on Form S-3 filed on March 17, 2000.

(7)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(8)	Incorporated by reference to exhibits to Registration Statement on Form S-1 filed with the Commission on May 21, 2001.

(9)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on March 14, 2001.

(10)	Incorporated by reference to exhibits of Form 8-K filed with the Commission on December 19, 2001.

(11)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.

(12)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 27, 2002.

(13)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.

(14)	Incorporated by reference to Exhibit 3.5 to Report on form 10-Q filed on November 12, 2003.

(b)	Reports on Form 8-K:

(i)	The Company furnished to the Securities and Exchange Commission on February 3, 2004 a Current Report on Form 8-K, dated the same date, which included reports under item 9 thereto, in connection with the Company’s financial results for the quarter ended December 31, 2003. Such Current Report on Form 8-K has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

(ii)	The Company furnished to the Securities and Exchange Commission on February 4, 2004 a Current Report on Form 8-K, dated the same date, which included a report under item 5, in connection with the Company’s acquisition of InterActual Technologies, Inc.

(iii)	The Company furnished to the Securities and Exchange Commission on March 1, 2004 a Current Report on Form 8-K, dated the same date, which included reports under items 2 and 7, in connection with the Company’s acquisition of InterActual Technologies, Inc.

FINANCIAL STATEMENT SCHEDULE

SONIC SOLUTIONS

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2002, 2003 and 2004

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended March 31, 2002
Allowance for doubtful accounts	$546	—	—	(489)	57
Allowance for returns	459	—	—	(133)	326

	$1,005	—	—	(622)	383

Year ended March 31, 2003
Allowance for doubtful accounts	$57	20	—	(3)	74
Allowance for returns	326	—	—	25	351

	$383	20	—	22	425

Year ended March 31, 2004
Allowance for doubtful accounts	$74	30	—	(14)	90
Allowance for returns	351	—	—	(198)	153

	$425	30	—	(212)	243

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on this 14th day of June, 2004.

SONIC SOLUTIONS

By:	/s/ Robert J. Doris
Robert J. Doris, President

Date: June 14, 2004

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

June 14, 2004	/s/ ROBERT J. DORIS
President and Director (Principal Executive Officer) Robert J. Doris

June 14, 2004	/s/ MARY C. SAUER
Senior Vice President of Business Development and Director Mary C. Sauer

June 14, 2004	/s/ ROBERT M. GREBER
Director Robert M. Greber

June 14, 2004	/s/ PETER J. MARGUGLIO
Director Peter J. Marguglio

June 14, 2004	/s/ R. WARREN LANGLEY
Director R. Warren Langley

June 14, 2004	/s/ A. CLAY LEIGHTON
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton