Form 10-Q
period 2004-06-30
SONIC SOLUTIONS/CA/
filed 2004-08-06
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accellerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s Common Stock on August 2, 2004, was 23,415,799.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	2004
	March 31, *	June 30,
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,182	67,781
Accounts receivable, net of allowance for returns and doubtful accounts of $243 and $284 at March 31, 2004 and June 30, 2004, respectively	9,443	6,990
Inventory	560	596
Prepaid expenses and other current assets	1,399	1,197

Total current assets	47,584	76,564

Fixed assets, net	3,610	3,800
Purchased and internally developed software, net	1,042	1,195
Goodwill	15,533	15,533
Acquired intangibles, net	2,898	2,689
Other assets	278	298

Total assets	$70,945	100,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,145	1,419
Accrued liabilities	8,977	8,690
Deferred revenue and deposits	4,965	5,165
Obligations under capital leases, current portion	60	65

Total current liabilities	15,147	15,339
Obligations under capital leases, net of current portion	75	50

Total liabilities	15,222	15,389
Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004, and June 30, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 21,886,013 and 23,415,599 shares issued and outstanding at March 31, 2004 and June 30, 2004, respectively	70,994	95,977
Accumulated other comprehensive loss	(16)	(19)
Accumulated deficit	(15,255)	(11,268)

Total shareholders’ equity	55,723	84,690

Total liabilities and shareholders’ equity	$70,945	100,079

*	March 31, 2004 balances are derived from the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts - unaudited)

	Quarter Ended June 30,
	2003	2004
Net revenue	$12,022	17,909
Cost of revenue	1,748	1,861

Gross profit	10,274	16,048

Operating expenses:
Marketing and sales	3,092	3,912
Research and development	4,181	6,548
General and administrative	977	1,200

Total operating expenses	8,250	11,660

Operating income	2,024	4,388

Other income (expense), net	(50)	60

Income before income taxes	1,974	4,448

Provision for income taxes	331	461

Net income	$1,643	3,987

Net income per share
Basic	$0.09	0.18

Diluted	$0.08	0.16

Shares used in computing net income per share
Basic	18,434	22,044

Diluted	21,557	25,461

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Quarter Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$1,643	3,987
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	400	816
Provision for returns and doubtful accounts, net of write-offs	(14)	41
Changes in operating assets and liabilities:
Accounts receivable	550	2,412
Inventory	(215)	(36)
Prepaid expenses and other current assets	(46)	202
Other assets	(517)	(20)
Accounts payable	145	274
Accrued liabilities	(330)	(287)
Deferred revenue and deposits	303	200

Net cash generated by operating activities	1,919	7,589

Cash flows from investing activities:
Purchase of fixed assets	(290)	(765)
Additions to purchased and internally developed software	(163)	(185)

Net cash used in investing activities	(453)	(950)

Cash flows from financing activities:
Proceeds from exercise of common stock options	848	1,007
Proceeds from issuance of common stock	—	23,976
Principal payments on capital leases	—	(20)

Net cash generated by financing activities	848	24,963

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net increase in cash and cash equivalents	2,314	31,599
Cash and cash equivalents, beginning of period	9,708	36,182

Cash and cash equivalents, end of period	$12,022	67,781

Supplemental disclosure of cash flow information:
Interest paid during period	—	7

Income taxes paid during period	$2	330

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company” have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues derived from our distribution agreement with Daikin Industries, Ltd. are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology and InterActual customers for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain original equipment manufacturers (OEMs) for products which contain one or more undelivered elements.

(2) Basic and diluted income per share and pro forma information

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the first quarters ended June 30, 2003 and 2004 (in thousands, except per share data), respectively:

	June 30,
	2003	2004
Net income	$1,643	3,987

Shares used in computing per share net income

Basic	18,434	22,044

Diluted	21,557	25,461

Net income per share applicable to common shareholders
Basic	$0.09	0.18

Diluted	$0.08	0.16

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the first quarter ended June 30, 2003 and 2004 (in thousands, except per share data), respectively:

	June 30,
	2003	2004
Shares used in basic net income per share computation	18,434	22,044
Effect of dilutive potential common shares resulting from stock options and convertible preferred stock	3,123	3,417

Shares used in diluted net income per share computation	21,557	25,461

Potential dilutive common shares consist of shares of common stock issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share data), respectively:

	June 30,
	2003	2004
Stock options excluded from diluted net income per share computation due to the exercise price exceeding the average fair value of the common stock	2,079	1,757

Had compensation cost for our plans been determined in accordance with the fair value approach enumerated in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income and net income per share for the first quarter ended June 30, 2003 and 2004 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2004
Net income as reported	$1,643	3,987
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	815	1,895

Pro Forma net income	$828	2,092

Reported basic net income per share	$0.09	0.18

Reported diluted net income per share	$0.08	0.16

Pro Forma basic net income per share	$0.04	0.09

Pro Forma diluted net income per share	$0.04	0.08

The weighted-average fair value of options granted in the three months ended June 30, 2003 and 2004, was $4.80 and $12.63, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarters ended June 30, 2003 and 2004; risk-free interest rate of 2.4% and 3.3%, respectively; expected life of 4 years; 113% and 104% expected volatility, respectively; and no dividends.

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

The effect of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income for future years because pro forma net income reflects compensation costs only for stock options granted in fiscal years 1996 through 2004 and does not consider compensation costs for stock options granted prior to April 1, 1995.

The Company accounts for options and warrants issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to nonemployees. The related expense is recorded over the period in which the related services are received.

(3) Inventory

The components of inventory consist of (in thousands, unaudited):

	March 31, 2004	June 30, 2004
Finished goods	$179	99
Raw materials	381	497

	$560	596

(4) Purchased, internally developed software and acquired intangibles.

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

	Useful life in years	June 30, 2004			March 31, 2004 Net Carrying Amount
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$896	(489)	407	232
Internally developed software	3	7,368	(6,580)	788	810

		$8,264	(7,069)	1,195	1,042

Acquired Intangibles:

	Useful life in years	June 30, 2004			March 31, 2004 Net Carrying Amount
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$3,745	$(2,324)	$1,421	$1,566
Customer Lists	4-15	1,340	(229)	1,111	1,160
Trademarks/Trade name	3	180	(23)	157	172

		$5,265	$(2,576)	$2,689	$2,898

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. Amortization of acquired intangibles was $209,000 and $175,000 for the quarters ended June 30, 2004 and March 31, 2004, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year ending June 30,	Amortization Expense
2005 (remaining nine months)	$594
2006	675
2007	325
2008	265
2009	265
Thereafter	565

$2,689

(5) Shareholder’s Equity

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,976,000 after deducting underwriting discounts and other costs associated with the offering.

(6) Commitments and Contingencies

We from time to time are subject to routine claims and litigation incidental to our business. InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court - sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. The additional settlement amount was settled through the escrow holdback. We believe that the results of these matters will not have a material adverse effect on our financial condition and results of operations.

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

Revenues by Segment (in thousands):

	Quarter Ended June 30,
	2003	2004
Net revenue
Consumer	$9,936	15,309
Professional audio and video	2,086	2,600

Total net revenue	$12,022	17,909

Revenue and operating income by Segment (in thousands for the quarter ended June 30, 2004):

	Quarter Ended June 30, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$15,309	2,600	—	17,909
Operating income	$6,695	31	(2,338)	4,388

Revenues by Geographic Location (in thousands):

	Quarter Ended June 30,
	2003	2004
North America	$7,255	13,456
Export:
France	104	24
Germany	232	563
United Kingdom	212	275
Other European	523	483
Japan	3,469	2,229
Taiwan	13	750
Other Pacific Rim	155	122
Other international	59	7

Total net revenue	$12,022	17,909

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant customer information (in thousands):

	Percent of Total Net Revenue Quarters Ended June 30,		Percent of Net Accounts Receivable June 30,	Percent of Net Accounts Receivable June 30,
	2003	2004	2003	2004
Customer A	12%	36%	—%	—%
Customer B	23%	3%	1%	—%

Revenue recognized from Customers A and B is pursuant to licensing agreements.

(8) Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended June 30,
	2003	2004
Net income	$1,643	3,987
Other comprehensive loss:
Foreign currency translation gains (losses)	—	(3)

Comprehensive income	$1,643	3,984

(9) Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of FIN 46 from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a significant impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (SAB 104), which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition in Financial Statements’ in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF” 03-5”). EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-

related elements are included within the scope of SOP 97-2, “Software Revenue Recognition”. The Company’s adoption of EITF 03-5during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1 applies to investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF 03-1 provides a basic three-step model to evaluate whether the impairment is other than temporary. This model for evaluating impairment must be applied to all current and prospective investments beginning in our second quarter of fiscal 2005. Qualitative and quantitative disclosures are effective for fiscal year ending March 31, 2005. The adoption of EITF 03-1 did not have a material impact on the financial position, results of operations or liquidity of the Company.

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

During the first quarter ended June 30, 2004, we experienced a continued growth in our net revenue as well as a growth in our profitability and net income. Our revenue growth for first quarter fiscal 2005, which amounted to an increase of 49% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements. International sales decreased to 25% of our net revenue for first quarter fiscal year 2005 from 39% of our net revenue for first quarter fiscal year 2004. The percentage of international sales as a component of our net revenues decreased primarily due to the increase in revenue on licensing agreements from customers domiciled in the United States. Approximately 39% of our net revenue for first quarter fiscal year 2005 resulted from two customers. The loss of either of these customers would have a material adverse effect on our financial results.

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

In addition, royalty revenue from certain distributors that do not meet our credit standards and revenues derived from our distribution agreement with Daikin Industries are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

- Allowance for Returns and Doubtful Accounts

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

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, and from our InterActual Technologies, Inc. acquisition during the fourth quarter ended March 31, 2004, all of which were accounted for as a purchase. As of June 30, 2004, no events have occurred that would lead us to believe that there has been any impairment.

- Stock Based Compensation

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to determine stock-based compensation expense in connection with stock option grants under out stock option plan. See Note 2 to our Notes to Consolidated Financial Statements included in Part 1, Item I of this quarterly report for further discussion of the effect on net income and earnings per share of our stock option grants, including if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”

- Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of June 30, 2004.

OTHER DISCLOSURES

- Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we began reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan (“ESJ”), our prior Japanese distributor, of our intention to terminate its distributorship of some of our software products, and we began the process of transitioning our business and customers. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future or ESJ may not live up to its contractual obligations during the transition.

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the first quarters ended June 30, 2003 and 2004 (in thousands):

	Quarter Ended June 30
	2003	2004
Net revenue	100.0%	100.0
Cost of revenue	14.5	10.4

Gross profit	85.5	89.6
Operating expenses:
Marketing and sales	25.7	21.8
Research and development	34.8	36.6
General and administrative	8.1	6.7

Total operating expenses	68.6	65.1

Operating income	16.9	24.5
Other income (expense)	(0.4)	0.3
Provision for income taxes	2.8	2.6

Net income	13.7%	22.2

Comparison of First Quarter Ended June 30, 2003 and 2004

NET REVENUE. Our net revenue increased from $12,022,000 for the first quarter ended June 30, 2003 to $17,909,000 for the first quarter ended June 30, 2004, representing an increase of 49%. The increase in net revenue was primarily due to the increase in sales of our consumer products which increased approximately 54%. The increase in consumer products revenue was due, in part, to revenue recognized on development contracts entered into during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and to increased revenue from new and existing OEM partners. The increase in net revenue was also due to increased sales of our professional audio and video products of approximately 25%. The increase in our professional audio and video sales was due to revenue recognized on new licensing contracts entered into during the fourth quarter of fiscal 2004 and to the addition of revenue from InterActual, a company we acquired in February 2004.

International sales accounted for 39% and 25% of our net revenue for the first quarters ended June 30, 2003 and 2004, respectively. See Note 6 of Notes to Condensed Consolidated Financial Statements. International sales have historically ranged from 25% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. The percentage of international sales as a component of our net revenue decreased in the first quarter of 2005 as compared to the same period in 2004 primarily due to the increase in revenue on licensing agreements from customers domiciled in the United States.

COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 14.5% for the first quarter ended June 30, 2003 to 10.4% for the first quarter ended June 30, 2004. The decrease in cost of revenue as a percentage of revenue was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware as a percentage of revenue in our professional audio and video systems. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally developed software.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the first quarter ended June 30, 2003 and 2004 we capitalized approximately $131,000 and $91,000, respectively, and amortized approximately $92,000 and $113,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD and the InterActual Technologies, Inc. business acquisitions. During the first quarter ended June 30, 2003 and 2004, there were no amounts capitalized relating to technology and intangibles acquired pursuant to these acquisitions, however, we amortized approximately $134,000 and $209,000, respectively.

SIGNIFICANT CUSTOMERS. Revenue from two customers accounted for 35% and 39%, of our total net revenue for the first quarters ended June 30, 2003 and 2004, respectively. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would significantly harm our sales and results of operations.

GROSS PROFIT. Our gross profit as a percentage of net sales increased from 85.5% for the first quarter ended June 30, 2003 to 89.6% for the first quarter ended June 30, 2004. The increase in our gross profit year over year was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware as a percentage of revenue in our professional audio and video systems.

MARKETING AND SALES. Marketing and sales expenses mainly consist of employee salaries and benefits, travel, marketing, collateral and other promotions expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $3,092,000 for the first quarter ended June 30, 2003 to $3,912,000 for the first quarter ended June 30, 2004. Marketing and sales represented 25.7% and 21.8% of net revenue for the first quarters ended June 30, 2003 and 2004, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the increase in headcount and an increase in sales commissions as a result of the increase in sales. The increase was also due to increased marketing and advertising costs, including expanded participation at major tradeshows. Headcount increased from 49 at June 30, 2003 to 69 at June 30, 2004. Sales commission expense increased approximately 35% over the periods presented. We anticipate that marketing and sales expenses will continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of employee salaries, benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $4,181,000 for the first quarter ended June 30, 2003 to $6,548,000 for the first quarter ended June 30, 2004. Our research and development expenses represented 34.8% and 36.6% of net revenue for the first quarters ended June 30, 2003 and 2004, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 146 at June 30, 2003 to 231 at June 30, 2004. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions. We anticipate that research and development expenditures will continue to increase in future periods as our net revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $977,000 for the first quarter ended June 30, 2003 to $1,200,000 for the first quarter ended June 30, 2004. These expenses represented 8.1% and 6.7% of net revenue for the first quarter ended June 30,

2003 and 2004, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 217 at June 30, 2003 to 325 at June 30, 2004. We anticipate that general and administrative expenses will increase in the future as our operations expand.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $18,000 and $95,000 for the first quarters ended June 30, 2003 and 2004, respectively. Other expense for the quarter ended June 30, 2003, primarily consist of a write-down of investment in another entity which totaled approximately $69,000, which was offset in part by the interest income discussed above. Other expense for the quarter ended June 30, 2004, included interest on capital leases acquired with the InterActual acquisition.

PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we made no provision for income taxes for the first quarter ended June 30, 2003 due to net operating loss carryforwards and other credits. A provision for federal, state and foreign taxes, in the amount of $158,000 was made for the first quarter ended June 30, 2004. In addition, for the first quarters ended June 30, 2003 and 2004, foreign tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

ACQUISITIONS. On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies, Inc. for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. We plan to use the technology acquired from InterActual to develop new products that are compatible with emerging new DVD formats, including the first new High Definition DVD standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to their customers. Most of the employees, 23, joined our company. The majority of the employees are located in San Jose, California. The accounting for this transaction was applied pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES. Our operating activities generated cash of $1,919,000 and $7,589,000 for the first quarters ended June 30, 2003 and 2004, respectively.

During the quarter ended June 30, 2003, cash generated by operations included net income of $1,643,000 including depreciation and amortization of $400,000. Cash generated by operations was primarily a result of a decrease in accounts receivables of $550,000 due to strong collections and an increase in deferred revenue and deposits of $303,000, offset in part by a decrease in accounts payable and accrued liabilities of $185,000 and an increase in other assets of $517,000.

During the quarter ended June 30, 2004, cash generated by operations included net income of $3,987,000 including depreciation and amortization of $816,000. Cash generated by operations was primarily a result of a decrease in accounts receivables of $2,412,000 due to strong collections, an increase in deferred revenue and deposits of $200,000, and an increase in prepaid expenses and other current assets of $203,000, offset in part by an increase in other assets of $20,000, a decrease in accounts payable and accrued liabilities of $13,000 and an increase in inventory of $36,000.

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,976,000 after deducting underwriting discounts and other costs associated with the offering.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the first quarters ended June 30, 2003 and 2004 was approximately $477,000 and $528,000, respectively. Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows:

Contractual Obligations	Total	Payments Less than 1 year	Due By 1 – 3 years	Period 3 – 5 years	More than 5 years
Operating leases	$3,129	1,474	1,655	—	—
Capital leases	115	65	50	—	—

Total	$3,244	1,539	1,705	—	—

We believe that existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our cash requirements at least through the end of fiscal year 2005.

As of June 30, 2004, we had cash and cash equivalents of $67,781,000 and working capital of $61,225,000.

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

Although we were profitable for fiscal years 2003 and 2004 and the first quarter of fiscal year 2005, you should not rely on the results for those periods as an indication of future performance. In particular, given the general uncertainty of the speed and scope of the economic recovery and market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income for the remainder of fiscal 2005.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to close a number of sales in the last month or last weeks of a quarter, especially in our professional audio and video business, and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. For many of our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional checking of reports after we receive them but prior to including them in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, result in negative reported operating results. Because most of our quarterly operating expenses and our inventory purchasing are committed prior to quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be adversely impacted. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Failure to successfully integrate the InterActual Technologies business we recently acquired could negatively impact us.

On January 31, 2004, we entered into a definitive agreement to acquire all of the stock of InterActual Technologies for $8.8 million in cash. We completed the acquisition on February 13, 2004 and acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Twenty-three former employees of InterActual joined our company.

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

Furthermore, InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004, we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004.

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

Approximately 39% of our revenue for the first quarter of fiscal year 2005 derived from revenue recognized on licensing agreements from two customers.

During the first quarter of fiscal 2005 approximately 39% of our revenue was derived from revenue recognized on licensing agreements from two customers and approximately 46% of our revenue, was derived from revenue recognized on development and licensing agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these three customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

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

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 39%, 30%, 40% and 25% of our revenues in fiscal years 2002, 2003, 2004 and the first quarter in fiscal 2005, respectively. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. These foreign customers expose us to the following additional risks, among others:

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

International sales historically represented slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. We also expect that international sales will continue to account for a significant portion our net product sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

OEM customers can be quite demanding, in terms of the features they demand in software products they bundle, in terms of their quality and testing requirements, and in terms of their economic demands. Because there are a relatively small number of significant OEM customers, should they demand reduced prices for our products, we may not be in a position to refuse such demands, in which case our revenues and our results of operations will be negatively affected. If particular OEMs demand certain product or product features that we are unable to deliver, or if they impose higher quality requirements than we are in a position to satisfy, our revenues and our results of operations could be negatively affected. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. These OEM relationships serve an important role in distributing our software to the end user and positioning the market for upgrades to our more fully featured software products. If we are unable to maintain or expand our relationships with OEMs, our business will suffer.

We have embarked on a new program with one of our major OEMs, Dell, in which we are developing a number of versions of our products specifically for that OEM’s customers. The versions include a base version to be included with the OEM’s products, and enhanced versions. The enhanced versions will be marketed by the OEM’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If the OEM offers an upgrade, then the base version can be sold by them to their customers without royalty to us. We will be contributing significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced first line customer support activities, and (3) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between the OEM and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution deriving from this OEM, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. During the quarter ended December 31, 2003 Dell began this transition and during the quarters ended March 31, 2004 and June 30, 2004, they have continued to transition our products into this new model. If the transition and adjustment process takes a significant length of time, or encounters difficulties, the results of our operations in future quarters could be negatively affected.

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

We may be liable to some of our customers for damages that they incur in connections with intellectual property claims.

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

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the holiday season. Due to the fact that we often recognize revenue based upon the receipts of royalty reports from our OEM customers and that those OEM customers provide royalty reports in arrears, we have typically experienced a significant increase in net revenue in the March quarter. Due to the importance of the holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers were to fall below our expectations in November and December, such as because specific events cause consumer confidence to drop or other factors limit consumer spending, our business, financial condition and annual operating results may be materially adversely affected.

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

Our success depends on our ability to effectively manage the growth of our operations. As a result of our acquisitions, we have significantly increased our headcount from 110 at March 31, 2002, to 211 at March 31, 2003 to 296 at March 31, 2004 to 325 at June 30, 2004. Also, we expect to increase the scope of our operations in the future both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries, we have increased our geographical presence. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. The inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger organization, could have a material adverse effect on the growth of our business.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act. This act and the related new rules and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and have increased the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. Consequently, we have experienced, and we anticipate continuing to experience, increased costs associated with such activities and, more generally, with being a public company, including additional professional and independent auditor fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2004 have not changed materially. Our exposure to market risk is limited. Most of our international sales are denominated in U.S. dollars, although some of our sales and development contracts are denominated in foreign currencies. We do not engage in any hedging activities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certificate of President pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certificate of Senior Vice President of Finance and Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	Sonic Solutions filed an Amendment No. 1 to a report on Form 8-K, dated March 1, 2004, with the Securities and Exchange Commission on April 28, 2004 to include the required financial information of InterActual Technologies, Inc. and pro forma financial information of Sonic Solutions.

2.	Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on May 4, 2004 to include a press release announcing its financial results for the fourth quarter and fiscal year ended March 31, 2004.

3.	Sonic Solutions filed a report on Form 8-K with the Securities and Exchange Commission on June 23, 2004 to include a press release announcing a $23.8 million underwritten public offering of 1,300,000 shares of its common stock at a price of $19.48 per share, and filed as an exhibit the Underwriting Agreement related to the public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 6th day of August, 2004.

SONIC SOLUTIONS

Signature	Date

/s/ Robert J. Doris	August 6, 2004
Robert J. Doris
President and Director (Principal Executive Officer)

/s/ A. Clay Leighton	August 6, 2004
A. Clay Leighton
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Accounting Officer)