Form 10-Q
period 2004-09-30
SONIC SOLUTIONS/CA/
filed 2004-11-09
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number: 000-23190

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

Yes ☒    No ☐

The number of outstanding shares of the registrant’s Common Stock on November 1, 2004, was 23,429,626.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2004

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	2004
	March 31*	September 30
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,182	66,239
Accounts receivable, net of allowance for returns and doubtful accounts of $243 and $343 at March 31, 2004 and September 30, 2004, respectively	9,443	9,471
Inventory	560	734
Prepaid expenses and other current assets	1,399	2,276

Total current assets	47,584	78,720
Fixed assets, net	3,610	4,329
Purchased and internally developed software costs, net	1,042	1,405
Goodwill	15,533	15,533
Acquired intangibles, net	2,898	2,491
Other assets	278	511

Total assets	$70,945	102,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,145	1,845
Accrued liabilities	8,977	8,112
Deferred revenue and deposits	4,965	4,701
Obligations under capital leases, current portion	60	66

Total current liabilities	15,147	14,724
Obligations under capital leases, net of current portion	75	38

Total liabilities	15,222	14,762

Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004, and September 30, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 21,886,013 and 23,428,426 shares issued and outstanding at March 31, 2004 and September 30, 2004, respectively	70,994	95,942
Accumulated other comprehensive loss	(16)	(22)
Accumulated deficit	(15,255)	(7,693)

Total shareholders’ equity	55,723	88,227

Total liabilities and shareholders’ equity	$70,945	102,989

See accompanying notes to condensed consolidated financial statements.

*	The consolidated balance sheet at March 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarters Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Net revenue	$12,695	17,437	24,717	35,346
Cost of revenue	1,653	1,639	3,401	3,500

Gross profit	11,042	15,798	21,316	31,846

Operating expenses:
Marketing and sales	2,890	3,686	5,982	7,598
Research and development	4,840	7,107	9,021	13,655
General and administrative	1,051	1,387	2,029	2,587

Total operating expenses	8,781	12,180	17,032	23,840

Operating income	2,261	3,618	4,284	8,006
Other income, net	51	171	1	231

Income before income taxes	2,312	3,789	4,285	8,237
Provision for income taxes	414	214	745	675

Net income	$1,898	3,575	3,540	7,562

Net income per share
Basic	$0.09	0.15	0.18	0.33

Diluted	$0.08	0.14	0.16	0.29

Shares used in computing net income per share
Basic	20,118	23,422	19,276	22,733

Diluted	23,462	26,400	22,510	25,931

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Six Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$3,540	7,562
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	932	1,749
Provision for returns and doubtful accounts, net of write-offs	(14)	100
Changes in operating assets and liabilities:
Accounts receivable	1,348	(128)
Inventory	(124)	(174)
Prepaid expenses and other current assets	25	(877)
Other assets	(720)	(233)
Accounts payable	140	700
Accrued liabilities	(173)	(865)
Deferred revenue and deposits	446	(264)

Net cash generated by operating activities	5,400	7,570

Cash flows from investing activities:
Purchase of fixed assets	(1,069)	(1,838)
Additions to purchased and internally developed software	(267)	(586)

Net cash used in investing activities	(1,336)	(2,424)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,791	1,047
Proceeds from issuance of common stock	21,011	23,901
Principal payments on capital leases	—	(31)

Net cash generated by financing activities	23,802	24,917

Effect on exchange rate changes on cash and cash equivalents	—	(6)

Net increase in cash and cash equivalents	27,866	30,057
Cash and cash equivalents, beginning of period	9,708	36,182

Cash and cash equivalents, end of period	$37,574	66,239

Supplemental disclosure of cash flow information:
Interest paid during period	$—	16

Income taxes paid during period	$27	453

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

During the quarter ended March 31, 2004, we established a wholly owned U.S. subsidiary in connection with the acquisition of InterActual Technologies (“InterActual”). This subsidiary includes all the acquired assets and liabilities of InterActual, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations personnel.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (generally F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology and InterActual customers in fiscal year 2004 for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain original equipment manufacturers (OEMs) for products which contain one or more undelivered elements.

(2)	Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the second quarter and six months ended September 30, 2003 and 2004 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2004	Six Months Ended September 30, 2003	Six Months Ended September 30, 2004
Net income	$1,898	3,575	3,540	7,562

Shares used in computing per share net income
Basic	20,118	23,422	19,276	22,733

Diluted	23,462	26,400	22,510	25,931

Net income per share applicable to common shareholders
Basic	$0.09	$0.15	0.18	0.33

Diluted	$0.08	$0.14	0.16	0.29

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the second quarter and six months ended September 30, 2003 and 2004 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2004	Six Months Ended September 30, 2003	Six Months Ended September 30, 2004
Shares used in basic net income per share computation	20,118	23,422	19,276	22,733
Effect of dilutive potential common shares resulting from stock options	3,344	2,978	3,234	3,198

Shares used in diluted net income per share computation	23,462	26,400	22,510	25,931

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The computation of diluted net income per share excludes stock options to purchase approximately 1,662,000; 3,059,000; 1,772,000; and 2,839, 000 shares of common stock for the second quarter and six months ended September 30, 2003 and 2004, respectively. The shares were excluded due to the exercise price exceeding the average fair value of the common stock, and their inclusion would have been anti-dilutive.

(3)	Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the second quarter and six months ended September 30, 2003 and 2004 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2004	Six Months Ended September 30, 2003	Six Months Ended September 30, 2004
Net income as reported	$1,898	3,575	3,540	7,562
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	951	2,073	1,766	3,969

Pro Forma net income	$947	1,502	1,774	3,593

Reported basic net income per share	$0.09	0.15	0.18	0.33

Reported diluted net income per share	$0.08	0.14	0.16	0.29

Pro Forma basic net income per share	$0.05	0.06	0.09	0.16

Pro Forma diluted net income per share	$0.04	0.06	0.08	0.14

The weighted-average fair value of options granted in the three and six months ended September 30, 2004 was $9.41 and $10.16, respectively, and in the three and six months ended September 30, 2003 was $7.11 and $6.37, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended September 30, 2003 and 2004; risk-free interest rate of 2.9% and 3.0% for the three and six months ended September 30, 2004, respectively, and of 2.1% and 2.2% for the three and six months ended September 30, 2003, respectively; expected life of 3.3 and 3.4 years for the three and six months ended September 30, 2004, respectively, and of 3.1 and 3.4 years for the three and six months ended September 30, 2003, respectively; expected volatility of 86% and 90% for the three and six months ended September 30, 2004, respectively, and of 101% and 105% for the three and six months ended September 30, 2003, respectively; and no dividends.

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

(4)	Inventory

The components of inventory consist of (in thousands):

	March 31, 2004	September 30, 2004
Finished goods	$179	189
Raw materials	381	545

	$560	734

(5)	Purchased, internally developed software and acquired intangibles

The components of all intangible assets, excluding goodwill, were as follows: (in thousands):

Purchased and internally developed software:

		March 31, 2004 Net Carrying Amount	September 30, 2004
	Usedul life in years		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$232	1,245	(529)	716
Internally developed software	3	810	7,421	(6,732)	689

		$1,042	8,666	(7,261)	1,405

Acquired Intangibles:

	Usedul life in years	March 31, 2004 Net Carrying Amount	September 30, 2004
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$1,566	3,872	(2,586)	1,286
Customer Lists	4-15	1,160	1,340	(278)	1,062
Trademarks/Trade name	3	172	180	(37)	143

		$2,898	5,265	(2,901)	2,491

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. Amortization of acquired intangibles was $198,000, $209,000 and $158,000 for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2005 (remaining six months)	$396
2006	675
2007	325
2008	265
2009	265
Thereafter	565

$2,491

(6)	Shareholder’s Equity

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

(7)	Commitments and Contingencies

We from time to time are subject to routine claims and litigation incidental to our business. InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, $225,000 of this amount was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. The additional settlement amount was settled through the escrow holdback. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

(8)	Significant Customer Information and Segment Reporting

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

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following table shows the revenue by product line, operating results by segment, revenue by geographic location and significant customer information:

Revenues by Segment (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Net revenue
Consumer	$10,924	15,257	20,860	30,566
Professional audio and video	1,771	2,180	3,857	4,780

Total net revenue	$12,695	17,437	24,717	35,346

Revenue and Operating Income by Segment (in thousands):

	Quarter Ended September 30, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$15,257	2,180	—	17,437
Operating income	$5,873	151	(2,406)	3,618

Net Revenue and Operating Income by Segment (in thousands):

	Six Months Ended September 30, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$30,566	4,780	—	35,346
Operating income	$12,573	177	(4,744)	8,006

Net Revenue by Geographic Location (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
North America	$7,888	13,001	15,141	26,456
Export:
France	121	152	225	177
Germany	224	803	457	1,368
United Kingdom	299	100	511	374
Other European	383	534	906	1,017
Japan	3,614	2,224	7,084	4,453
Taiwan	37	400	50	1,149
Other Pacific Rim	116	222	271	345

	Quarters Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Other international	13	1	72	7

Total net revenue	$12,695	17,437	24,717	35,346

We sell our products to customers categorized geographically by each customer’s country of domicile. We do not have any material investment in long lived assets located in foreign countries for any of the years presented.

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2003	2004	2003	2004	2003	2004
Customer A	16%	36%	14%	36%	0%	18%
Customer B	24%	3%	23%	3%	2%	0%
Customer C	10%	3%	7%	4%	0%	5%

Revenue recognized from Customers A and B is pursuant to licensing agreements.

Revenue recognized from Customer C is pursuant to licensing and development agreements.

(9)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended September 30,
	2003	2004
Net income	$1,898	3,575
Other comprehensive loss:
Foreign currency translation gains (losses)	—	(3)

Comprehensive income	$1,898	3,572

(10)	Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in the first interim or annual period beginning after December 15, 2003 for all other variable interest entities entered into prior to January 31, 2003. Certain disclosure requirements apply to any financial statements issued after December 31, 2004. In December 2003, the FASB issued FIN 46R, which made certain amendments to FIN 46. The revision clarifies the definition of a business by providing a scope exemption that eliminates the overly broad definition in the original release that potentially could have classified any business as a variable interest entity. The revision also delays the effective date of FIN 46 from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. We do not have any ownership in any variable interest entities as of September 30, 2004. We will apply the consolidation requirements of FIN 46R in future periods if we should own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a significant impact on our financial position or results of operations.

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

In May 2003, the FASB issued EITF 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF” 03-5”). EITF 03-5 reached the conclusion that in an arrangement that includes software that is more than incidental to the products or services as a whole, the software and software-related elements are included within the scope of SOP 97-2, “Software Revenue Recognition”. The Company’s adoption of EITF 03-5 during the third quarter of 2003 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the FASB issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the Proposed Statement of Financial Accounting Standards, “Share-Based Payment - an amendment of FASB Statements No. 123 and 95”. The proposed statement addresses the accounting for share-based payment transactions with employees and other third-parties. The proposed standard would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report beginning in the third quarter of fiscal 2005.

In October 2004, the EITF reached a consensus on EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” The consensus requires that a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists, and thus requiring accounting separate from the business combination. The consensuses reached in EITF 04-1 should be applied prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. We do not anticipate the adoption of EITF 04-1 will have a material effect on the Company’s financial position or results of operations.

(11) Pending Acquisition

On August 9, 2004, we announced that we had entered into an Asset Purchase Agreement with Roxio, Inc. to acquire the consumer software product division of Roxio for a total purchase price of approximately $80 million. As consideration for the purchase, Sonic will pay $70 million in cash, subject to adjustments described in the Asset Purchase Agreement, and issue to Roxio 653,837 shares of our common stock. As part of the acquisition, Sonic will acquire intellectual property rights to the Roxio products, certain tangible assets, and certain liabilities. The accounting for this transaction will be applied pursuant to the purchase accounting method.

We currently expect to close the Roxio acquisition in December 2004. The closing of the acquisition is subject to the fulfillment of closing conditions, which may not occur, including approval by the stockholders of Roxio, regulatory approvals and the receipt of third-party consents. As of September 30, 2004, we have incurred approximately $892,000 in expenses in connection with this acquisition. These expenses have been deferred and are included in prepaid expenses and other current assets as of September 30, 2004. These expenses will be included with the purchase accounting entry that will be made upon the closing of the acquisition, if and when it occurs.

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

A large portion of our quarterly professional product revenue is usually generated in the last few weeks of the quarter. We receive a disproportionate share of OEM royalty reports around the end of the quarter. Also, our OEM partners do not always transmit their royalty reports to us in time to be included in our quarterly revenues. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if professional revenue generated in the last few weeks of a quarter or year or reported OEM partner shipments do not meet our forecast, our operating results may be very negatively affected.

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

Our revenue growth for the second quarter of fiscal 2005, which amounted to an increase of 37% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements. International sales decreased to 25% of our net revenue for the second quarter of fiscal year 2005 from 38% of our net revenue for the second quarter of fiscal year 2004. The percentage of international sales as a component of our net revenues decreased primarily due to the increase in revenue on licensing agreements from customers domiciled in the United States. Approximately 42% of our net revenue for the second quarter of fiscal year 2005 resulted from three customers. The loss of any of these customers would have a material adverse effect on our financial results.

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

In addition, royalty revenue from certain distributors that do not meet our credit standards are recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred license, maintenance and support; (2) amounts billed to certain distributors for our products not yet sold to the end-user customers; (3) amounts billed in excess of services performed to technology customers for license and development agreements; and (4) amounts billed to certain OEMs for products which contain one or more undelivered elements.

- Allowance for Returns and Doubtful Accounts

We maintain an allowance for returns and doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances may be required.

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

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, and from our InterActual Technologies, Inc. acquisition during the fourth quarter ended March 31, 2004, all of which were accounted for as a purchase. As of September 30, 2004, no events have occurred that would lead us to believe that there has been any impairment.

- Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of September 30, 2004.

OTHER DISCLOSURES

- Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we began reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan (“ESJ”), our prior Japanese distributor, of our intention to terminate its distributorship of some of our software products, and during the quarter ended September 30, 2004 we completed the transition our business and customers from ESJ. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future.

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and six months ended September 30, 2003 and 2004, respectively (in thousands):

	Quarters Ended September 30,		Six Months Ended September 30,
	2003	2004	2003	2004
Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	13.0	9.4	13.8	9.9

Gross profit	87.0	90.6	86.2	90.1
Operating expenses:
Marketing and sales	22.8	21.1	24.2	21.5
Research and development	38.1	40.8	36.5	38.6
General and administrative	8.3	8.0	8.2	7.3

Total operating expenses	69.2	69.9	68.9	67.4

Operating income	17.8	20.7	17.3	22.7
Other income, net	0.4	1.0	0.0	0.7
Provision for income taxes	3.3	1.2	3.0	2.0

Net income	14.9%	20.5	14.3	21.4

Comparison of Second Quarter and Six Months Ended September 30, 2003 and 2004

NET REVENUE. Our net revenue increased from $12,695,000 for the second quarter ended September 30, 2003 to $17,437,000 for the second quarter ended September 30, 2004, representing an increase of 37%. For the six months ended September 30, 2004, net revenue increased from $24,717,000 to $35,346,000 compared to the same period in the prior fiscal year, representing an increase of 43%. The increase in net revenue for the quarter and six months ended September 30, 2004 was primarily due to the increase in volume of sales reported, both from new and existing OEM partners, of our consumer products, which increased approximately 40% and 47% for the second quarter and six months ended September 30, 2004, respectively. The increase was also due, in part, to revenue recognized on development contracts entered into during the fourth quarter of fiscal 2004 and the first two quarters of fiscal year 2005. The increase in net revenue was also due to increased sales of our professional audio and video products of approximately 23% and 24%, for the second quarter and six months ended September 30, 2004, respectively. The increase in sales of our professional audio and video products was due primarily to the acquisition of InterActual in February 2004.

International sales accounted for 38% and 25% of our net revenue for the second quarters ended September 30, 2003 and 2004, respectively. International sales accounted for 39% and 25% of our net revenue for the six months ended September 30, 2003 and 2004, respectively. See Note 6 of Notes to Condensed Consolidated Financial Statements. International sales have historically ranged from 25% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. The percentage of international sales as a component of our net revenues decreased in the six months and second quarter of 2005 as compared to the same periods in 2004 primarily due to the increase in revenue on licensing agreements from customers domiciled in the United States.

COST OF REVENUE. Our cost of revenue, as a percentage of net revenue decreased from 13.0% for the second quarter ended September 30, 2003 to 9.4% for the second quarter ended September 30, 2004. Cost of revenue, as a percentage of net revenue decreased from 13.8% for the six months ended September 30, 2003 to 9.9% for the six months ended September 30, 2004. The decrease in cost of revenue as a percentage of revenue was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware costs as a percentage of revenue in our professional audio and video systems. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally developed software.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the second quarter ended September 30, 2003 and 2004 we capitalized approximately $92,000 and $52,000, respectively, and amortized approximately $94,000 and $160,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD and the InterActual Technologies, Inc. business acquisitions. During the six months ended September 30, 2004 we capitalized approximately $143,000 and amortized approximately $274,000 and during the six months ended September 30, 2003 we capitalized approximately $223,000 and amortized $186,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD and the InterActual Technologies, Inc. business acquisitions.

During the second quarters ended September 30, 2003 and 2004, there were no amounts capitalized. However, we amortized approximately $134,000 and $198,000, repectively, relating to technology and intangibles acquired pursuant to the Daikin Industries, Ltd., Ravisent and the DMD business acquisitions.

SIGNIFICANT CUSTOMERS. Revenue from three customers accounted for 50% of our total net revenue for the second quarter ended September 30, 2003. Revenue from three customers accounted for 42% of our total net revenue for the second quarter ended September 30, 2004. No other customer accounted for 10% or more of our total net revenue for the relevant periods. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would significantly harm our sales and results of operations.

GROSS PROFIT. Our gross profit as a percentage of net revenue increased from 87.0% for the second quarter ended September 30, 2003 to 90.6% for the second quarter ended September 30, 2004. Gross profit as a percentage of net revenue increased from 86.2% for the six months ended September 30, 2003 to 90.1% for the six months ended September 30, 2004. The increase in our gross profit year over year was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware costs as a percentage of revenue in our professional audio and video systems.

MARKETING AND SALES. Marketing and sales expenses mainly consist of employee salaries and benefits, travel, marketing, collateral and other promotions expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $2,890,000 for the second quarter ended September 30, 2003 to $3,686,000 for the second quarter ended September 30, 2004. Marketing and sales expenses increased from $5,982,000 for the six months ended September 30, 2003 to $7,598,000 for the six months ended September 30, 2004. Marketing and sales represented 22.8% and 21.1% of net revenue for the second quarters ended September 30, 2003 and 2004, respectively, and 24.2% and 21.5% of net revenues for the six months ended September 30, 2003 and 2004, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the increase in headcount and an increase in sales commissions as a result of the increase in sales. Salary expense increased in dollar terms by approximately 71% and 53% for the quarter and six months ended September 30, 2004. Sales commission expense increased approximately 7% over the periods presented. The increase in our marketing and sales expenses for the six months ended September 30, 2004 was also due to increased marketing and advertising costs, which increased in dollar terms by approximately 52%, including expanded participation at major tradeshows. Headcount increased from 60 at September 30, 2003 to 72 at September 30, 2004. We anticipate that marketing and sales expenses will continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of employee salaries, benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $4,840,000 for the second quarter ended September 30, 2003 to $7,107,000 for the second quarter ended September 30, 2004 and increased from $9,021,000 for the six months ended September 30, 2003 to $13,655,000 for the six months ended September 30, 2004. Our research and development expenses represented 38.1% and 40.8% of net revenue for the second quarters ended September 30, 2003 and 2004, respectively, and 36.5% and 38.6% of net revenue for the six months ended September 30, 2003 and 2004, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 157 at September 30, 2003 to 251 at September 30, 2004. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions. We anticipate that research and development expenditures will increase significantly in future periods as our net revenue increases and in connection with the Roxio acquisition.

GENERAL AND ADMINISTRATIVE. General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $1,051,000 for the second quarter ended September 30, 2003 to $1,387,000 for the second quarter ended September 30, 2004 and increased from $2,029,000 for the six months ended September 30, 2003 to $2,587,000 for the six months ended September 30, 2004. Our general and administrative expenses represented 8.3% and 8.0% for the second quarters ended September 30, 2003 and 2004, respectively, and 8.2% and 7.3% of net revenue for the six months ended September 30, 2003 and 2004, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 239 at September 30, 2003 to 353 at September 30, 2004. We anticipate that general and administrative expenses will increase, both as a result of the Roxio acquisition and as our operations expand.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations includes the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $28,000 and $272,000 for the second quarters ended September 30, 2003 and 2004, respectively, and approximately $46,000 and $367,000 for the six months ended September 30, 2003 and 2004, respectively . Interest income increased in the periods presented as a result of our increased cash balances invested. Other expense for the six months ended September 30, 2003, primarily consisted of a write-down of investment in another entity which totaled approximately $69,000, which was offset in part by the interest income discussed above. Other expense for the quarter and six months ended September 30, 2004 included interest on capital leases acquired with the InterActual acquisition.

PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we made no provision for income taxes for the second quarter and the six months ended September 30, 2003 due to net operating loss carryforwards and other credits. A provision for federal, state and foreign taxes, in the amount of

$214,000 and $675,000 was made for the quarter and six months ended September 30, 2004, respectively. In addition, for the second quarters and six months ended September 30, 2003 and 2004, foreign tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

ACQUISITIONS. On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies, Inc. for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. We plan to use the technology acquired from InterActual to develop new products that are compatible with emerging new DVD formats, including the first new High Definition DVD standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to its customers. Twenty-three former InterActual employees joined our company. The majority of the employees are located in San Jose, California. The accounting for this transaction was applied pursuant to the purchase accounting method.

On August 9, 2004, we announced that we had entered into an Asset Purchase Agreement with Roxio, Inc. to acquire the consumer software product division of Roxio for a total purchase price of approximately $80 million. As consideration for the purchase, Sonic will pay $70 million in cash, subject to adjustments described in the Asset Purchase Agreement, and issue to Roxio 653,837 shares of our common stock. As part of the acquisition, Sonic will acquire intellectual property rights to the Roxio products, certain tangible assets, and certain liabilities. The accounting for this transaction will be applied pursuant to the purchase accounting method.

We currently expect to close the Roxio acquisition in December 2004. The closing of the acquisition is subject to the fulfillment of closing conditions, which may not occur, including approval by the stockholders of Roxio, regulatory approvals and the receipt of third-party consents. As of September 30, 2004, we have incurred approximately $892,000 in expenses with this acquisition. These expenses have been deferred and are included in prepaid expenses and other current assets as of September 30, 2004. These expenses will be included with the purchase accounting entry that will be made upon the closing of the acquisition, if and when it occurs.

See the “Risk Factor” section below for a discussion of the risks associated with our failure to close the Roxio acquisition and factors that impact our ability to successfully integrate Roxio’s consumer software products business into our existing business.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2004, we had cash and cash equivalents of $66,239,000 and working capital of $63,996,000.

Our operating activities generated cash of $5,400,000 and $7,570,000 for the six months ended September 30, 2003 and 2004, respectively.

During the six months ended September 30, 2003, cash generated by operations included net income of $3,540,000 including depreciation and amortization of $932,000. Cash generated by operations was primarily a result of a decrease in accounts receivables of $1,348,000 due to strong collections and an increase in deferred revenue and deposits of $446,000, offset in part by a decrease in accounts payable and accrued liabilities of $33,000 and an increase in other assets of $720,000.

During the six months ended September 30, 2004, cash generated by operations included net income of $7,562,000, including depreciation and amortization of $1,749,000. Cash generated by operations was primarily a result of the net income and depreciation and amortization offset in part by an increase in accounts receivable of $128,000, an increase in other assets of $234,000, an increase in inventory of $174,000, a decrease in accounts payable and accrued liabilities of $165,000, and a decrease in deferred revenue and deposits of $264,000.

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004.

We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

Pursuant to the terms of the Asset Purchase Agreement we entered into in connection with the Roxio acquisition, we agreed to acquire the consumer software product division of Roxio for a total purchase price of approximately $80 million. We will pay $70 million in cash, subject to adjustments described in the agreement, and issue to Roxio 653,837 shares of our common stock. We currently intend to fund the $70 million in cash through current available cash and the use of a credit facility which we are in the process of securing. Our ability to secure this credit facility is not assured.

In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced, shareholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $528,000 and $593,000 for the second quarters ended September 30, 2003 and 2004, respectively, and was approximately $1,005,000 and $1,121,000 for the six months ended September 30, 2003 and 2004, respectively. Future payments under these operating leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

		Payments	Due By	Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$2,765	1,504	1,261	—	—
Capital leases	104	66	38	—	—

Total	$2,869	1,570	1,299	—	—

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

Although we were profitable for fiscal years 2003 and 2004 and the first and second quarters of fiscal year 2005, you should not rely on the results for those periods as an indication of future performance. In particular, given the general uncertainty of the speed and scope of the economic recovery and market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income for the remainder of fiscal 2005.

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

Failure to complete our acquisition of Roxio could have a negative impact on us.

On August 9, 2004 we entered into an asset purchase agreement with Roxio, Inc. to purchase the assets of Roxio’s consumer software products business (the “Software Division”) and to assume substantially all its liabilities. We will acquire all of the Software Division’s products, including Roxio’s CD and DVD recording, authoring, photo and video application products including Easy Media Creator, PhotoSuite, VideoWave, Easy DVD Copy and Toast. We also will acquire substantially all of the Software Division’s patents and trademarks, including the “Roxio” name (Roxio, Inc. plans to continue operations as “Napster” after the transaction closes). We currently expect to complete the acquisition in December 2004. Closing of the acquisition is subject to a number of contingencies and closing conditions. The closing may not occur if any of these conditions are not satisfied. We currently expect that a substantial number of Roxio employees will join our company upon completion of the Roxio transaction. As of September 30, 2004, we have incurred approximately $892,000 in expenses in connection with this acquisition. These expenses have been deferred and are included in prepaid expenses and other current assets as of September 30, 2004. These expenses will be included with the purchase accounting entry that will be made upon the closing of the acquisition, if and when it occurs.

Pursuant to the terms of the Asset Purchase Agreement, we agreed to pay $70 million in cash, subject to adjustments described in the agreement, and to issue Roxio 653,837 shares of our common stock, to acquire the Software Division. We currently intend to fund the $70 million in cash through through currently available cash and the use of a credit facility which we are in the process of securing. Our ability to secure this credit facility is not assured.

As a result of our acquisition of the Software Division, third parties may bring a claim or otherwise seek recourse against Roxio or us for known or unknown liabilities of the Software Division that arose before the acquisition, whether related to intellectual property ownership, infringement or otherwise. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

Furthermore, if the acquisition is not completed, we may be subject to a number of adverse consequences. For example, the market price of our common stock may decline to the extent that our current market price reflects a market assumption that the acquisition will be completed and will be successful.

Integrating Roxio into our existing business will involve considerable risks and may not be successful.

The integration of Roxio into our existing business may be a complex, time-consuming and expensive process and may disrupt our existing operations if it is not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, we may not realize the anticipated benefits of the acquisition. Realizing the benefits of the acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating the Roxio operations, including the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss or termination of key employees, including costly litigation resulting from the termination of those employees;

•	disruptions among employees which may erode employee morale;

•	undiscovered and unknown problems, defects or other issues related to the Roxio products that become known to us only some time after the acquisition; and

•	negative reactions from our or Roxio’s resellers and customers.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the acquisition. To the extent that our expenses increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of our common stock.

Failure to successfully integrate the InterActual Technologies business we acquired could negatively impact us.

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

Approximately 39% of our revenue for the second quarter of fiscal year 2005 derived from revenue recognized on licensing agreements from two customers.

During the second quarter of fiscal 2005 approximately 39% of our revenue was derived from revenue recognized on licensing agreements from two customers and approximately 42% of our revenue, was derived from revenue recognized on development and licensing agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these three customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

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

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 39%, 30%, 40% and 25% of our revenues in fiscal years 2002, 2003, 2004 and the second quarter of fiscal 2005, respectively. In connection with our acquisition of Roxio, we currently anticipate that we will generate international sales. Although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. These foreign customers expose us to the following additional risks, among others:

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

International sales historically represented approximately 25% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. We also expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Our reliance on a single supplier for outsourcing our manufacturing makes us vulnerable to supplier operational problems.

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

We have embarked on a new program with one of our major OEMs, Dell, in which we are developing a number of versions of our products specifically for Dell’s customers. The versions include a base version to be included with Dell’s products, and enhanced versions. The enhanced versions will be marketed by Dell’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by them to their customers without royalty to us. We have contributed and will continue to contribute significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced first line customer support activities, and (3) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between Dell and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution derived from Dell, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. During the quarter ended December 31, 2003 Dell began this transition and during the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, they have continued to transition our products into this new model. If the transition and adjustment process takes a significant length of time, or encounters difficulties, the results of our operations in future quarters could be negatively affected.

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote them in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Ahead Software, Apple Computer, CyberLink, Intervideo, Inc., MedioStream, Pinnacle and Ulead. Some of these companies have greater financial and technological resources than we do.

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

Although we are in the process of securing a revolving credit facility to fund our acquisition of Roxio and working capital, we may need to obtain additional financing from time to time if our plans change or if we expend cash sooner than anticipated. The risk to us is that at the time we will need cash, financing from other sources may not be available on satisfactory terms, if at all.

Furthermore, to the extent we secure the revolving credit facility, its terms will place various restrictions on our operations, and require us to observe and remain in compliance with various financial covenants. In addition, the borrowings under the credit facility would be secured by a lien on substantially all of our assets.

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

Our success depends on our ability to effectively manage the growth of our operations. As a result of our acquisitions, we have significantly increased our headcount from 110 at March 31, 2002, to 211 at March 31, 2003 to 296 at March 31, 2004 to 325 at June 30, 2004 to 353 at September 30, 2004. Also, we expect to increase our headcount significantly in connection with the Roxio acquisition, and the expansions of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries, we have increased our geographical presence. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. The inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger organization, could have a material adverse effect on the growth of our business.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act. This act and the related new rules and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and have increased the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. While we believe that the procedures and policies that we have in place are effective to address the new Sarbanes-Oxley and Nasdaq requirements, the expansion of our operations and the growth of our business may require us to modify and expand our disclosure controls and procedures and related corporate governance policies. We have experienced, and we anticipate continuing to experience, increased costs associated with such activities and, more generally, with being a public company, including additional professional and independent auditor fees.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending March 30, 2005, we will be required to perform an evaluation and assessment of our internal controls over financial reporting and our independent registered public accountant must issue an opinion on management’s assessment and an opinion on our internal control over financial reporting. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Additionally, the costs we will incur in connection with the testing and evaluation of our internal control as discussed above, will be significant and material in the remaining quarters of fiscal year 2005 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board, in March 2004, issued proposed regulations that would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. As proposed, we would be required to expense stock options granted after June 15, 2005 Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

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

As of the end of the period covered by this report, we carried out an evaluation-under the supervision and with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

At the Annual Meeting of Shareholders held on September 7, 2004, at the Company’s headquarters, the Company shareholders voted to:

(i) Approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for 2005 fiscal year until their earlier resignation or successors are elected. The vote for the nominated directors was as follows: out of a total of 23,415,599 shares eligible to vote at the meeting: 18,946,338 voted in favor and 3,262,120 withheld for the approval of Robert J. Doris; 21,082,901 voted in favor and 1,125,557 withheld for the approval of Robert M. Greber; 21,084,001 voted in favor and 1,124,457 withheld for the approval of R. Warren Langley; 21,072,131 voted in favor and 1,136,327 withheld for the approval of Peter J. Marguglio, and; 18,858,698 voted in favor and 3,349,760 withheld for the approval of Mary C. Sauer.

(ii) To approve the adoption of the 2004 Equity Compensation Plan. Out of a total of 15,021,212 shares represented and voting on the proposal to approve the adoption of the 2004 Equity Compensation Plan, 8,371,320 voted in favor, 6,649,892 voted against and 474,075 abstained.

ITEM 6.	EXHIBITS.

2.1	Asset Purchase Agreement between Sonic Solutions and Roxio, Inc. dated August 9, 2004 (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on August 9, 2004).

10.1	Sonic Solutions 2004 Equity Compensation Plan (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.2	Option Agreement for Robert J. Doris (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Option Agreement for Mary C. Sauer (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Option Agreement for Robert Greber (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Option Agreement for Peter Marguglio (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Option Agreement for Warren R. Langley (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.7	Sonic Solutions 2004 Stock Incentive Plan.

31.1	Certificate of President pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certificate of Senior Vice President of Finance and Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of November, 2004.

SONIC SOLUTIONS

/s/ ROBERT J. DORIS	November 9, 2004
Robert J. Doris
President, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	November 9, 2004
A. Clay Leighton
Senior Vice President of Worldwide
Operations and Finance and Chief
Financial Officer (Principal Financial
Accounting Officer)