Form 10-Q
period 2004-12-31
SONIC SOLUTIONS/CA/
filed 2005-02-09
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

Yes ☒     No ☐

The number of outstanding shares of the registrant’s Common Stock on February 7, 2005, was 24,277,508.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended December 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	2004
	March 31*	December 31
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,182	29,214
Accounts receivable, net of allowance for returns and doubtful accounts of $243 and $10,818 at March 31, 2004 and December 31, 2004, respectively	9,443	14,790
Inventory	560	1,350
Unbilled receivables	—	397
Prepaid expenses and other current assets	1,399	3,283

Total current assets	47,584	49,034
Fixed assets, net	3,610	6,857
Purchased and internally developed software costs, net	1,042	1,675
Goodwill	15,533	54,236
Acquired intangibles, net	2,898	50,065
Other assets	278	1,924

Total assets	$70,945	163,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,145	5,204
Accrued liabilities	8,977	21,768
Deferred revenue and deposits	4,965	7,123
Obligations under capital leases, current portion	60	57

Total current liabilities	15,147	34,152
Bank note payable	—	30,000
Other long term liabilities	—	2,068
Obligations under capital leases, net of current portion	75	101

Total liabilities	15,222	66,321

Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004, and December 31, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 21,886,013 and 24,275,988 shares issued and outstanding at March 31, 2004 and December 31, 2004, respectively	70,994	105,596
Accumulated other comprehensive loss	(16)	(14)
Accumulated deficit	(15,255)	(8,112)

Total shareholders’ equity	55,723	97,470

Total liabilities and shareholders’ equity	$70,945	163,791

See accompanying notes to condensed consolidated financial statements.

*	The consolidated balance sheet at March 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Net revenue	$14,834	19,677	39,551	55,023
Cost of revenue	1,734	2,497	5,135	5,997

Gross profit	13,100	17,180	34,416	49,026

Operating expenses:
Marketing and sales	3,304	4,553	9,286	12,151
Research and development	4,986	7,503	14,007	21,158
General and administrative	1,174	1,673	3,203	4,260
Business integration	—	1,087	—	1,087
Acquired in-process technology	—	3,100	—	3,100

Total operating expenses	9,464	17,916	26,496	41,756

Operating income (loss)	3,636	(736)	7,920	7,270
Other income, net	101	365	102	596

Income (loss) before income taxes	3,737	(371)	8,022	7,866
Provision for income taxes	529	48	1,274	723

Net income (loss)	$3,208	(419)	6,748	7,143

Net income (loss) per share
Basic	$0.15	(0.02)	0.34	0.31

Diluted	$0.13	(0.02)	0.29	0.27

Shares used in computing net income (loss) per share
Basic	21,516	23,627	20,023	23,031

Diluted	24,770	23,627	23,227	26,383

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Nine Months Ended December 31,
	2003	2004
Cash flows from operating activities:
Net income	$6,748	7,143
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	1,521	2,869
Provision for returns and doubtful accounts, net of write-offs	(159)	333
Acquired in-process technology	—	3,100
Changes in operating assets and liabilities:
Accounts receivable	(2,961)	(2,449)
Inventory	187	(194)
Prepaid expenses and other current assets	(159)	740
Other assets	(735)	(968)
Accounts payable	466	562
Accrued liabilities	(155)	2,464
Deferred revenue and deposits	2,653	2,158

Net cash generated by operating activities	7,406	15,758

Cash flows from investing activities:
Purchase of fixed assets	(2,077)	(2,570)
Cash paid for purchase of Roxio CSD, including transaction costs net of cash acquired	—	(73,576)
Additions to purchased and internally developed software	(398)	(2,497)

Net cash used in investing activities	(2,475)	(78,643)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,280	2,072
Proceeds from issuance of common stock	21,011	23,901
Borrowings on bank credit facility	—	30,000
Principal payments on capital leases	—	(58)

Net cash generated by financing activities	24,291	55,915

Effect on exchange rate changes on cash and cash equivalents	—	2

Net increase (decrease) in cash and cash equivalents	29,222	(6,968)
Cash and cash equivalents, beginning of period	9,708	36,182

Cash and cash equivalents, end of period	$38,930	29,214

Supplemental disclosure of cash flow information:
Interest paid during period	$—	68

Income taxes paid during period	$49	459

Non-cash investing activities:
Value of shares issued in connection with acquisition	$—	8,629

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

In connection with the acquisition of the consumer software division (“CSD”) of Roxio, Inc. (“Roxio”), we acquired wholly owned subsidiaries in Canada, Japan and the United Kingdom which provide engineering, technical support and sales and marketing services. Additionally, we acquired three dormant subsidiaries in France, Israel and the Cayman Islands.

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

Revenue from software product sales to distributors and retailers are recognized upon product shipment to the distributors or retailers or receipt of the products by the distributor or retailer, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”. These allowances are recorded as a direct reduction of revenues and as a contra to net Accounts Receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology and InterActual customers during either the current fiscal year or in prior fiscal years for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain original equipment manufacturers (OEMs) for products which contain one or more undelivered elements.

Unbilled receivables represents estimated amounts to be received by us from Roxio customers after December 17, 2004 related to revenue earned by Roxio prior to December 17, 2004.

(2)	Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the third quarter and nine months ended December 31, 2003 and 2004 (in thousands, except per share data), respectively:

	Quarter Ended December 31, 2003	Quarter Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004
Net income (loss)	$3,208	(419)	6,748	7,143

Shares used in computing per share net income (loss)
Basic	21,516	23,627	20,023	23,031

Diluted	24,770	23,627	23,227	26,383

Net income (loss) per share applicable to common shareholders
Basic	$0.15	(0.02)	0.34	0.31

Diluted	$0.13	(0.02)	0.29	0.27

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the third quarter and nine months ended December 31, 2003 and 2004 (in thousands, except per share data), respectively:

	Quarter Ended December 31, 2003	Quarter Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004
Shares used in basic net income (loss) per share computation	21,516	23,627	20,023	23,031

Effect of dilutive potential common shares resulting from stock options	3,254	—	3,204	3,352

Shares used in diluted net income (loss) per share computation	24,770	23,627	23,227	26,383

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The computation of diluted net income per share excludes stock options to purchase 1,605,524 and 2,805,396 shares of common stock for the third quarter and nine months ended December 31, 2003 and 2004, respectively. The shares were excluded due to the exercise price exceeding the average fair value of the common stock, and their inclusion would have been anti-dilutive. The computation of our diluted net income per share for the quarter ended December 31, 2004 excludes 3,660,000 shares of common shares resulting from stock options, as their inclusion would have been anti-dilutive.

(3)	Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income (loss) and net income (loss) per share for the third quarter and nine months ended December 31, 2003 and 2004 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended December 31, 2003	Quarter Ended December 31, 2004	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2004
Net income (loss) as reported	$3,208	(419)	6,748	7,143
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	1,094	2,124	2,859	6,093

Pro Forma net income (loss)	$2,114	(2,543)	3,889	1,050

Reported basic net income (loss) per share	$0.15	(0.02)	0.34	0.31

Reported diluted net income (loss) per share	$0.13	(0.02)	0.29	0.27

Pro Forma basic net income (loss) per share	$0.10	(0.11)	0.19	0.05

Pro Forma diluted net income (loss) per share	$0.09	(0.11)	0.17	0.04

The weighted-average fair value of options granted in the three and nine months ended December 31, 2004 was $13.50 and $11.32, respectively, and in the three and nine months ended December 31, 2003 was $11.78 and $7.02, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended December 31, 2004 and 2003: risk-free interest rate of 3.5% and 3.2% for the three and nine months ended December 31, 2004, respectively, and of 3.0% and 2.3% for the three and nine months ended December 31, 2003, respectively; expected life of 4.0 and 3.6 years for the three and nine months ended December 31, 2004, respectively, and of 4.0 and 3.4 for the three and nine months ended December 31, 2003, respectively; expected volatility of 88% and 89% for the three and nine months ended December 31, 2004, respectively and of 114% and 106% for the three and nine months ended December 31, 2003, respectively; and no dividends.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. We are required to adopt SFAS 123R no later than our second quarter of fiscal 2006 which ends September 30, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Income Statement similar to our pro forma disclosure under SFAS 123, as amended.

(4)	Inventory

The components of inventory consist of (in thousands):

	March 31, 2004	December 31, 2004
Finished goods	$179	173
Raw materials	381	1,177

	$560	1,350

(5)	Purchased, internally developed software, goodwill and acquired intangibles

The components of all intangible assets were as follows: (in thousands):

Purchased and internally developed software:

		March 31, 2004 Net Carrying Amount	December 31, 2004
	Useful life in years		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	232	$3,743	(2,725)	1,018
Internally developed software	3	810	9,220	(8,563)	657

		1,042	$12,963	(11,288)	1,675

During the third quarters ended December 31, 2003 and 2004 we amortized approximately $86,000 and $110,000, respectively. During the nine months ended December 31, 2003 and 2004, we amortized approximately $272,000 and $384,000, respectively.

Acquired Intangibles:

		March 31, 2004 Net Carrying Amount	December 31, 2004
	Useful life in years		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	1,566	$11,249	(1,074)	10,175
Customer Lists	4-15	1,160	14,440	(377)	14,063
Trademarks	3	172	180	(53)	127
Tradename	Indef	—	25,700	—	25,700

		2,898	$51,569	(1,504)	50,065

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. Amortization of acquired intangibles was $326,000, $198,000, $209,000 and $158,000 for the quarters ended December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2005 (remaining three months)	$1,041
2006	4,026
2007	3,688
2008	3,636
2009	3,610
Thereafter	8,364

$24,365

We evaluate the remaining useful life of intangible assets not subject to amortization on each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

The following table presents a rollforward of the goodwill and acquired intangibles as of December 31, 2004 (in thousands):

	March 31, 2004	Additions (1)	Amortization (2)	December 31, 2004
Goodwill	15,533	38,703	—	54,236
Acquired technology	1,566	9,100	(491)	10,175
Trademark	172	—	(45)	127
Customer lists	1,160	13,100	(197)	14,063
Tradename	—	25,700	—	25,700

	18,431	86,603	(733)	104,301

(1)	Includes goodwill, technology, customer lists and tradename acquired related to the CSD acquisition as discussed in Note 6 “Roxio Division Acquisition – CSD”.

(2)	Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6)	Roxio Division Acquisition – CSD

On December 17, 2004 Sonic Solutions and Roxio entered into an Amended and Restated Asset Purchase Agreement (the “Amended Purchase Agreement”) related to the purchase by Sonic Solutions of Roxio’s CSD and announced that it had completed its previously announced purchase of the CSD. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic Solutions and Roxio entered into on August 9, 2004 (the “Original Purchase Agreement” and together with the Amended Purchase Agreement, the “Purchase Agreement”). Sonic acquired Roxio CSD to enhance its retail distribution.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the CSD, including all products, intellectual property and trademarks, including the “Roxio” name. Under the terms of the Purchase Agreement, Sonic Solutions paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on the final working capital calculations.

The transaction was accounted for as a purchase. Under purchase accounting, the purchase price will be allocated to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on a preliminary evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows:

Common stock issued	$8,629
Cash	72,299
Estimated transaction costs	3,857

Total purchase price	$84,785

Fair market value of liabilities assumed less tangible assets acquired	$(4,918)
Core developed technology	9,100
Customer contracts	13,100
Tradenames	25,700
Acquired in process technology	3,100
Goodwill	38,703

Net assets acquired	$84,785

The final purchase price and accounting for the acquisition is dependent on receipt and acceptance by us of the closing date audited financial statements and on the receipt of the outstanding OEM royalty reports.

The estimated transaction costs above include approximately $1,000,000 of transaction related liabilities of Sonic including approximately $700,000 for severance payments to former CSD employees and approximately $300,000 for exit costs associated with CSD facilities. These restructuring plans will be executed within a few months of the date of close of the transaction. As part of the acquisition of Roxio, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio.

The value of identifiable intangible assets was determined in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations”. Core developed technology represents technology products that had been introduced into the market, were generating revenue and or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized on a straight line basis. The value of tradenames is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party tradename. Based on the plan to continue to use the existing tradenames, the useful life is indefinite and accordingly the value will not be amortized.

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. Accordingly, the acquired in-process technology was expensed in the Condensed Consolidated Statement of Operations upon consummation of the acquisition.

We incurred additional expenses of approximatley $1,087,000 to transition the Roxio business into our existing operations. These expenses include incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $491,000 and a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $596,000. These expenses are included in our Condensed Consolidated Statement of Operations.

Results for the CSD have been included in our consolidated results beginning on December 18, 2004. The following pro forma results of operations for the three and nine months ended December 31, 2004 and 2003 are as if the acquisition occurred on April 1, 2004 and 2003. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified period. The pro forma information excludes non-recurring items which consist of acquired in-process technology expense of $3,100,000 and business integration expense of $491,000.

(in thousands, except per share amounts)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
Net revenue	$48,300	36,800	138,000	100,200

Net income (loss)	$10,500	(3,700)	28,400	(5,300)

Basic net income (loss) per share	0.43	(0.17)	1.20	(0.26)

Diluted net income (loss) per share	0.37	(0.17)	1.05	(0.26)

(7)	Shareholder’s Equity

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

In conjunction with our acquisition of the CSD and pursuant to the terms of the Purchase Agreement, Sonic Solutions issued Roxio 653,837 shares of Sonic Solutions common stock (the “Shares”) as part of the Purchase Price for the Roxio consumer software division. Under the terms of the Amended Purchase Agreement, Sonic Solutions has agreed to file a registration statement with respect to the sale of the Shares by Roxio.

(8)	Commitments, Contingencies and Credit Facilities

We from time to time are subject to routine claims and litigation incidental to our business. InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs. $225,000 of this amount was paid in January 2004 and the remaining $275,000 was evidenced by a note. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. The additional settlement amount is expected to be settled through an adjustment to the escrow holdback set aside for the former InterActual shareholders. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corp. (“MGI Software”) Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI Software were notified by a number of original equipment manufacturer (“OEM”) customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI Software. We have accrued $2.4 million on our balance sheet related to the settlement of the MGI Software-related patent infringement claims, of which $2.4 million was recorded as part of the purchase price allocation of MGI Software. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle the MGI Software-related patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages. The patent at issue in the case has expired, and we intend to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of their patents by Roxio, Inc.’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, Inc., we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio, Inc. filed a countersuit against Optima Technology Corporation alleging infringement of certain of its patents by their CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date is set for November 1, 2005.

On December 15, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with Union Bank of California, N.A. (“UBOC”) that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007 with interest only payments due monthly through the maturity date. The Credit Facility was obtained for general corporate purposes, including for working capital and to finance a portion of our purchase of the consumer software product division of Roxio. On December 14, 2004 we drew down $30,000,000 under the Credit Facility.

The interest rate charged on borrowings under the Credit Facility can vary depending on the types of loans Sonic selects. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%.

The Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt; sell assets; make distributions; make investments; make acquisitions and to grant liens. Sonic is also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We have the ability, within 60 days of the closing of the Roxio CSD acquisition, to propose revised covenants to UBOC to reflect the closing of the transaction. If Sonic and UBOC are unable to agree on revised covenants, and Sonic is unable or unwilling to abide by the existing covenants, Sonic is required repay all amounts outstanding under the Loan Agreement, and the Loan Agreement will terminate, on the earlier of (1) 135 days after the date of the closing of the Roxio CSD acquisition or (2) the occurrence of specified Events of Default (as defined in the Loan Agreement). The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $524,000 and $734,000 for the third quarters ended December 31, 2003 and 2004, respectively, and was approximately $1,529,000 and $1,855,000 for the nine months ended December 31, 2003 and 2004, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the CSD software division, including:

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility. We have provided an accrual of approximately $400,000 to restore the building to its original condition; and

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in December 2008 . The Richmond Hill Lease expires on December 31, 2008. The Richmond Hills Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$11,568	3,583	5,206	2,779	—
Capital leases	158	57	101	—	—

Total	$11,726	3,640	5,307	2,779	—

(9)	Significant Customer Information and Segment Reporting

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

Our President and Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by desegregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we recently acquired in connection with the Roxio CSD acquisition. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following table shows the revenue by product line, operating results by segment, revenue by geographic location and significant customer information:

Revenues by Segment (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Net revenue
Consumer	$12,583	17,645	33,443	48,211
Professional audio and video	2,251	2,032	6,108	6,812

Total net revenue	$14,834	19,677	39,551	55,023

Revenue and Operating Income by Segment (in thousands):

	Quarter Ended December 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$17,634	2,043	—	19,677
Operating income (loss)	$3,223	(359)	(3,600)	(736)

Net Revenue and Operating Income by Segment (in thousands):

	Nine Months Ended December 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$48,205	6,818	—	55,023
Operating income (loss)	$15,795	(182)	(8,343)	7,270

Net Revenue by Geographic Location (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
North America	$8,572	16,657	23,713	43,119
Export:
France	67	36	292	213
Germany	490	573	947	1,940
United Kingdom	253	85	764	459
Other European	513	971	1,419	1,989
Japan	4,501	1,191	11,585	5,640
Taiwan	184	57	234	1,205
Other Pacific Rim	221	100	492	444
Other international	33	7	105	14

Total net revenue	$14,834	19,677	39,551	55,023

We sell our products to customers categorized geographically by each customer’s country of domicile.

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,
	2003	2004	2003	2004	2003	2004
Customer A	27%	47%	19%	40%	21%	13%
Customer B	5%	4%	16%	4%	2%	3%
Customer C	1%	9%	10%	3%	1%	13%

Revenue recognized from Customers A and B is pursuant to licensing agreements.

Revenue recognized from Customer C is pursuant to licensing and development agreements.

(10)	Comprehensive Income (Loss)

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Net income (loss)	$3,208	(419)	6,748	7,143
Other comprehensive loss:
Foreign currency translation gains (losses)	—	8	—	2

Comprehensive income (loss)	$3,208	(411)	6,748	7,145

(11)	Recently Issued Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in Accounting Research Bulletin (“ARB”) 43, “Restatement and Pension of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS 151 will not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. We are required to adopt SFAS 123R no later than our second quarter of fiscal 2006 which ends September 30, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Condensed Consolidated Income Statement similar to our pro forma disclosure under SFAS 123, as amended.

(12)	Subsequent Events

On February 3, 2004, we signed an Amendment No. 3 to our office lease for our Novato Headquarter’s office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the assignment of a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”) from Roxio to Sonic, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility.

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

Our business is divided into two reporting segments, our consumer segment and our professional audio and video segment. At the same time, we divide our products into three categories: Professional Audio and Video products, Desktop products (which includes the recently acquired Roxio CSD products) and Technology products.

On December 17, 2004 we acquired the assets of the consumer software division of Roxio for $70.0 million in cash and 653,837 shares of Sonic common stock, plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the Software Division’s patents and trademarks, and assumed substantially all the liabilities of the Software Division. Two hundred and twelve former employees of Roxio CSD joined our company. With this acquisition we will now have an additional source of revenue. The majority of the revenues from the Roxio products are derived from sales of software to end users through retailers. Retailers buy the products from national and international distributors, including Navarre Corporation and Ingram Micro. The retailers include traditional PC and software retailers as well as office superstores, warehouse clubs and cataloguers. We also sell basic versions of the Roxio software with fewer features than the retail versions directly to manufacturers of PCs, optical recorders, printers, scanners, digital cameras and digital vide camcorders. The Roxio products are included in our consumer segment.

Our revenue growth for the third quarter of fiscal 2005, which amounted to an increase of 33% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products primarily through new and existing OEM licensing agreements and from sales of the consumer products acquired with the Roxio CSD software acquisition which was completed in December 2004. International sales decreased to 15% of our net revenue for the third quarter of fiscal year 2005 from 40% of our net revenue for the third quarter of fiscal year 2004. The percentage of international sales as a component of our net revenues decreased primarily due to the increase in revenue on licensing agreements from customers domiciled in the United States. Approximately 60% of our net revenue for the third quarter of fiscal year 2005 resulted from three customers, with one customer accounting for 47% of our net revenue for the period. The loss of any of these customers would have a material adverse effect on our financial results.

As a result of our recent acquisitions, as well as the general expansion of our business, we are a much larger organization with more employees and greater geographical presence. Our headcount increased from 253 at December 31, 2003 to 575 at December 31, 2004. Our international presence also increased with offices now in Canada and various Asian and European countries. Also in connection with the Roxio CSD acquisition, we have a more diversified business model with increased revenue generated domestically, more retail sales and more strategic relationships with national and international distributors. As we transition to the next phase of our company’s expansion and development, we will be faced with the challenges associated with the continued integration of recent acquisitions, the complementation of additional standards, controls, procedures and policies to reflect our larger organization and the management of our more diversified and complex business model.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts and returns, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

In addition, royalty revenue from certain distributors that do not meet our credit standards is recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Revenue from software product sales to distributors are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”. These allowances are recorded as a direct reduction of revenues and as a contra to net accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

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

•	Unbilled Receivables

In connection with the Roxio CSD acquisition we recorded approximately $397,000 as unbilled receivables which represent our estimate of the OEM royalty reports we expect to receive after December 17, 2004 for shipments prior to December 17, 2004.

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

Our distributor and retail arrangements provide for certain product rotation rights and permit return of products in certain circumstances. End users additionally have the right to return their product within 30 days of purchase. We maintain reserves for these estimated rights and returns.

•	Capitalized Software

We capitalize a portion of our software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or otherwise Marketed.” Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value (based on the product’s estimated future gross revenues, less the estimated cost of revenue), the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future cost of revenue. If these estimates change, write-offs of capitalized software costs could result.

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

On April 1, 2002 we adopted SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the first quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the third quarter ended December 31, 2002, from our InterActual Technologies, Inc. acquisition during the fourth quarter ended March 31, 2004, and from our Roxio CSD acquisition during the third quarter ended December 31, 2004, all of which were accounted for as a purchase. As of December 31, 2004, no events have occurred that would lead us to believe that there has been any impairment.

•	Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of December 31, 2004.

OTHER DISCLOSURES

•	Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly owned subsidiary in Japan, called “Sonic Japan KK.” We transferred a total of 6 employees into this new subsidiary.

The new subsidiary was established because of the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products. As part of this reorganization, we began reorganizing the distribution of our software products in Japan. In July 2003, we notified Easy Systems Japan (“ESJ”), our prior Japanese distributor, of our intention to terminate its distributorship of some of our software products, and during the quarter ended September 30, 2004 we completed the transition of our business and customers from ESJ. While we believe that we have taken the necessary steps to ensure a smooth transition for ESJ’s customers, we may not be able to maintain our relationship with these customers in the future.

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

In connection with the Roxio CSD acquisition, we acquired wholly owned subsidiaries in Canada, Japan and the United Kingdom which provide engineering, technical support and sales and marketing services. Additionally, we acquired three dormant subsidiaries in France, Israel and the Cayman Islands. Two hundred and twelve former Roxio CSD employees joined our companies, of which one hundred and thirty-two currently work in our foreign offices.

•	Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and nine months ended December 31, 2003 and 2004, respectively (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
Net revenue	100.0%	100.0	100.0	100.0
Cost of revenue	11.7	12.7	13.0	10.9

Gross profit	88.3	87.3	87.0	89.1
Operating expenses:
Marketing and sales	22.3	23.1	23.5	22.1
Research and development	33.6	38.1	35.4	38.5
General and administrative	7.9	8.5	8.1	7.7
Business integration	0.0	5.5	0.0	2.0
Acquired in process technology	0.0	15.8	0.0	5.6

Total operating expenses	63.8	91.0	67.0	75.9

Operating income (loss)	24.5	(3.7)	20.0	13.2
Other income, net	0.7	1.9	0.3	1.1
Provision for income taxes	3.6	0.2	3.2	1.3

Net income (loss)	21.6%	(2.0)	17.1	13.0

Comparison of Third Quarter and Nine Months Ended December 31, 2003 and 2004

NET REVENUE. Our net revenue increased from $14,834,000 for the third quarter ended December 31, 2003 to $19,677,000 for the third quarter ended December 31, 2004, representing an increase of 33%. For the nine months ended December 31, 2004, net revenue increased from $39,551,000 to $55,023,000 compared to the same period in the prior fiscal year, representing an increase of 39%. The increase in net revenue for the quarter and nine months ended December 31, 2004 was primarily due to the increase in volume of sales reported, both from new and existing OEM partners, of our consumer products, which increased approximately 40% and 44% for the third quarter and nine months ended December 31, 2004, respectively. The increase was also due, in part, to the consumer revenue recognized in connection with the Roxio CSD acquisition, which we completed on December 17, 2004. The increase in net revenue for the quarter ended December 31, 2004 was partially offset by the decrease in sales of our professional audio and video products of approximately 10%. The increase in net revenue for the nine months ended December 31, 2004 was also due to increased sales of our professional audio and video products of approximately 12%, due primarily to the acquisition of InterActual in February 2004.

International sales accounted for 43% and 15% of our net revenue for the third quarters ended December 31, 2003 and 2004, respectively. International sales accounted for 40% and 22% of our net revenue for the nine months ended December 31, 2003 and 2004, respectively. Sales to Japan accounted for 30% and 6% of our net revenue for the quarter ended December 31, 2003 and 2004, respectively, and for 29% and 10% of our net revenue for the nine months ended December 31, 2003 and 2004, respectively. International sales have historically ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. The following table includes the breakdown of revenue for the periods indicated by geographic location (in thousands):

	Quarters Ended December 31,		Nine Months Ended December 31,
	2003	2004	2003	2004
North America	$8,572	16,657	23,713	43,119
Export:
France	67	36	292	213
Germany	490	573	947	1,940
United Kingdom	253	85	764	459
Other European	513	971	1,419	1,989
Japan	4,501	1,191	11,585	5,640
Taiwan	184	57	234	1,205
Other Pacific Rim	221	100	492	444
Other international	33	7	105	14

Total net revenue	$14,834	19,677	39,551	55,023

COST OF REVENUE. Our cost of revenue, as a percentage of net revenue increased slightly from 11.7% for the third quarter ended December 31, 2003 to 12.7% for the third quarter ended December 31, 2004. Cost of revenue, as a percentage of net revenue decreased from 13.0% for the nine months ended December 31, 2003 to 10.9% for the nine months ended December 31, 2004. The slight increase in cost of revenue as a percentage of revenue for the third quarter ended December 31, 2004 was due to the increase in cost of sales associated with the Roxio CSD software acquired on December 17, 2004 which resulted in a higher percentage of retail sales which carry a lower margin. The decrease in cost of revenue as a percentage of revenue for the nine months ended December 31, 2004 was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the reduction of hardware costs as a percentage of revenue in our professional audio and video systems. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally developed software.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development is not recorded as an expense in the period in which it is actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the third quarters ended December 31, 2003 and 2004 we capitalized approximately $89,000 and $76,000, respectively, and amortized approximately $86,000 and $110,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual Technologies, Inc. and the Roxio CSD business acquisitions. During the nine months ended December 31, 2003 we capitalized approximately $313,000 and amortized approximately $272,000 and during the nine months ended December 31, 2004 we capitalized approximately $219,000 and amortized $384,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual Technologies, Inc. and Roxio CSD business acquisitions.

During the third quarter ended December 31, 2003 there were no intangible assets capitalized related to acquisitions and during the third quarter ended December 31, 2004, we capitalized $22,200,000 relating to technology and intangibles acquired pursuant to the Roxio CSD software acquisition. During the third quarters ended December 31, 2003 and 2004, we amortized approximately $134,000 and $128,000, repectively, relating to technology and intangibles acquired pursuant to the Daikin Industries, Ltd., Ravisent DMD, InterActual Technologies, Inc. and Roxio CSD business acquisitions.

SIGNIFICANT CUSTOMERS. Revenue from three customers accounted for 33% of our total net revenue for the third quarter ended December 31, 2003. Revenue from three customers accounted for 60% of our total net revenue for the third quarter ended December 31, 2004. The same customer accounted for 27% and 47% of our total net revenue for the third quarters ended December 31, 2003 and 2004. No other customer accounted for 10% or more of our total net revenue for the relevant periods. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would significantly harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,
	2003	2004	2003	2004	2003	2004
Customer A	27%	47%	19%	40%	21%	13%
Customer B	5%	4%	16%	4%	2%	3%
Customer C	1%	9%	10%	3%	1%	13%

GROSS PROFIT. Our gross profit as a percentage of net revenue decreased slightly from 88.3% for the third quarter ended December 31, 2003 to 87.3% for the third quarter ended December 31, 2004. Gross profit as a percentage of net revenue increased from 87.0% for the nine months ended December 31, 2003 to 89.1% for the nine months ended December 31, 2004. The increase in our gross profit year over year was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware costs as a percentage of revenue in our professional audio and video systems.

With the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end users via retail channels through our network of national and international distributors. The increase in retail sales, which often include the shipment of boxes, CDs or DVDs and manuals, as well as the competitive nature of the markets we currently serve or potentially serve as we further expand our operations, could require us to reduce our sale prices or increase the cost per product and thus harm our total gross profit in future periods. As a result, you should not rely on our past gross profit figures as an indication of future results.

MARKETING AND SALES. Marketing and sales expenses mainly consist of employee salaries and benefits, travel, marketing, collateral and other promotions expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $3,304,000 for the third quarter ended December 31, 2003 to $4,553,000 for the third quarter ended December 31, 2004. Marketing and sales expenses increased from $9,286,000 for the nine months ended December 31, 2003 to $12,151,000 for the nine months ended December 31, 2004. Marketing and sales expenses represented 22.3% and 23.1% of net revenue for the third quarters ended December 31, 2003 and

2004, respectively, and 23.5% and 22.1% of net revenues for the nine months ended December 31, 2003 and 2004, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the increase in headcount and an increase in sales commissions as a result of the increase in sales. The increase was also due to increased marketing and advertising costs. Headcount increased from 60 at December 31, 2003 to 144 at December 31, 2004. We anticipate that marketing and sales expenses will increase in the quarter ending March 31, 2005 due to our inclusion of expenses associated with the Roxio CSD acquisition in our results for the full quarter. We anticipate that marketing and sales expenses will also continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

RESEARCH AND DEVELOPMENT. Research and development expenses consist of employee salaries, benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $4,986,000 for the third quarter ended December 31, 2003 to $7,503,000 for the third quarter ended December 31, 2004 and increased from $14,007,000 for the nine months ended December 31, 2003 to $21,158,000 for the nine months ended December 31, 2004. Our research and development expenses represented 33.6% and 38.1% of net revenue for the third quarters ended December 31, 2003 and 2004, respectively, and 35.4% and 38.5% of net revenue for the nine months ended December 31, 2003 and 2004, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 171 at December 31, 2003 to 367 at December 31, 2004. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions, including 113 recently hired as a result of our Roxio software acquisition. We anticipate that research and development expenses will increase in the quarter ending March 31, 2005 due to our inclusion of expenses associated with the Roxio CSD acquisition in our results for the full quarter. We anticipate that research and development expenditures will also increase in future periods as we continue to expend resources to research and develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $1,174,000 for the third quarter ended December 31, 2003 to $1,673,000 for the third quarter ended December 31, 2004 and increased from $3,203,000 for the nine months ended December 31, 2003 to $4,260,000 for the nine months ended December 31, 2004. Our general and administrative expenses represented 7.9% and 8.5% of net revenue for the third quarters ended December 31, 2003 and 2004, respectively, and 8.1% and 7.7% of net revenue for the nine months ended December 31, 2003 and 2004, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 253 at December 31, 2003 to 575 at December 31, 2004. Included in this headcount increase are 113 engineers and development personnel, 72 sales and marketing personnel, and 27 general and administrative personnel hired in connection with the Roxio CSD acquisition. We anticipate that general and administrative expenses will increase in the quarter ending March 31, 2005 due to our inclusion of expenses associated with the Roxio CSD acquisition in our results for the full quarter. We anticipate that general and administrative expenses may also increase in the future as our operations expand, both domestically and internationally.

ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology expenses for the quarter ended December 31, 2004 included the write-off of the in process research and development in connection with the Roxio CSD acquisition. We had identified research projects in areas for which technological feasibility had not been established and no alternative futures uses existed. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and the applying a percentage of completion to the calculated value. This amount represents the value of research and development efforts related to technologies that had not reached technological feasibility and for which there was no future alternative use, as determined on the acquisition date.

BUSINESS INTEGRATION EXPENSE. Business integration expenses consist of expenses we incurred to transition the recently acquired Roxio business into our existing operations. These expenses include incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $491,000 and a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $596,000.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $76,000 and $271,000 for the third quarters ended December 31, 2003 and 2004, respectively, and approximately $122,000 and $638,000 for the nine months ended December 31, 2003 and 2004, respectively . Interest income increased in the periods presented as a result of our increased cash balances invested. However, we anticipate that interest income will decrease or we may incur interest expenses in the future periods due to the cash used and to be used in connection with the Roxio CSD integration. Other income for the quarters and nine months ended December 31, 2003 and 2004, primarily consisted of gain realized from foreign currency fluctuations offset in part by interest on capital leases acquired in connection with the InterActual acquisition.

PROVISION FOR INCOME TAXES. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” we made no provision for Federal and state income taxes for the third quarter and the nine months ended December 31, 2003 due to net operating loss carryforwards and other credits. However foregin tax expense was recorded to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities. A benefit for federal and state taxes in the amount of $32,000 was recorded for the quarter ended December 31, 2004. A provision for foreign taxes, in the amount of $81,000 and $520,000 was made for the quarter and nine months ended December 31, 2004, respectively.

ACQUISITIONS. On February 13, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies, Inc. for $8.8 million in cash. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including their portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. We plan to use the technology acquired from InterActual to develop new products that are compatible with emerging new DVD formats, including the first new High Definition DVD standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to its customers. Twenty-three former InterActual employees joined our company. The majority of the employees are located in San Jose, California. The acquisition was accounted for as a purchase.

On December 17, 2004 we acquired the assets of the consumer software products business (the “Software Division”) of Roxio, Inc. for $70.0 million in cash and 653,837 shares of Sonic common stock, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments. In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the Software Division’s patents and trademarks, and assumed substantially all the liabilities of the Software Division. Two hundred and twelve former employees of Roxio CSD joined our company. The acquisition was accounted for as a purchase.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2004, we had cash and cash equivalents of $29,214,000 and working capital of $14,882,000. We believe that existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our cash requirements at least through the first quarter of fiscal year 2006.

Our operating activities generated cash of $7,406,000 and $15,758,000 for the nine months ended December 31, 2003 and 2004, respectively.

During the nine months ended December 31, 2003, cash generated by operations included net income of $6,748,000 including depreciation and amortization of $1,521,000. Cash generated by operations was also a result of the increase in deferred revenue and deposits of $2,653,000, offset in part by the increase in accounts receivables of $2,961,000 due to increased sales and an increase in other assets of $735,000.

During the nine months ended December 31, 2004, cash generated by operations included net income of $7,143,000, including depreciation and amortization of $2,869,999. Cash generated by operations was primarily a result of the net income generated, depreciation and amortization, an increase in accounts payable and accrued liabilities of $3,026,000, a decrease in prepaid expenses and other current assets of $740,000 and an increase in deferred revenue of $2,158,000, offset in part by an increase in accounts receivable of $2,449,000, an increase in other assets of $968,000, and an increase in inventory of $194,000.

On June 28, 2004, we issued 1,300,000 shares of our common stock to institutional investors in an underwritten public offering at a price of $19.48 per share for gross proceeds of $25,324,000. We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

On December 17, 2004 we acquired the assets of the Software Division of Roxio, Inc. for $70.0 million in cash and 653,837 shares of Sonic common stock, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments. In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the Software Division’s patents and trademarks, and assumed substantially all the liabilities of the Software Division. Two hundred and twelve former employees of Roxio CSD joined our company.

On December 15, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with Union Bank of California, N.A. (“UBOC”) that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007. The Credit Facility was obtained for general corporate purposes, including for working capital and to finance a portion of our purchase of the consumer software product division of Roxio. On December 14, 2004 we drew down $30,000,000 under the Credit Facility.

The Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to: incur additional debt; sell assets; make distributions; make investments; make acquisitions and to grant liens. Sonic is also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We have the ability, within 60 days of the closing of the Roxio CSD acquisition, to propose revised covenants to UBOC to reflect the closing of the transaction. If Sonic and UBOC are unable to agree on revised covenants, and Sonic is unable or unwilling to abide by the existing covenants, Sonic is required repay all amounts outstanding under the Loan Agreement, and the Loan Agreement will terminate, on the earlier of (1) 135 days after the date of the closing of the Roxio CSD acquisition or (2) the occurrence of specified Events of Default (as defined in the Loan Agreement). The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $524,000 and $734,000 for the third quarters ended December 31, 2003 and 2004, respectively, and was approximately $1,529,000 and $1,855,000 for the nine months ended December 31, 2003 and 2004, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of Roxio’s consumer software division, including:

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility. We have provided an accrual of approximately $400,000 to restore the building to its original condition; and

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in December 2008 . The Richmond Hill Lease expires on December 31, 2008. The Richmond Hills Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$11,568	3,583	5,206	2,779	—
Capital leases	158	57	101	—	—

Total	$11,726	3,640	5,307	2,779	—

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

Subsequent Events. On February 3, 2004, we signed an Amendment No. 3 to our office lease for our Novato Headquarter’s office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the assignment of a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”) from Roxio to Sonic, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility.

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

Although we were profitable for fiscal years 2003 and 2004 and the first and second quarters of fiscal year 2005, you should not rely on the results for those periods as an indication of future performance. We were not profitable for the third quarter of 2005 primarily as a result of expenses in the amount of approximately $3,591,000 incurred in connection with the acquisition of the consumer software division of Roxio, Inc., including the write off of approximately $3,100,000 for in-process research and development. Furthermore, given the general uncertainty of the speed and scope of the economic recovery and market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income for the remainder of fiscal 2005.

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

Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

On December 17, 2004 we acquired the assets of the consumer software division of Roxio, Inc. for $70.0 million in cash and 653,837 shares of Sonic common stock, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments.

In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the Software Division’s patents and trademarks, and assumed substantially all the liabilities of the Software Division. Two hundred and twelve former employees of Roxio CSD joined our company.

On February 13, 2004, we acquired all of the stock of InterActual Technologies for $8.8 million in cash. In the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations. Twenty-three former employees of InterActual joined our company.

The integration of Roxio CSD and InterActual, as well as any future businesses we may acquire, into our existing business is and will be a complex, time-consuming and expensive process and may disrupt our existing operations if it is not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss or termination of key employees, including costly litigation resulting from the termination of those employees;

•	disruptions among employees which may erode employee morale;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only some time after the acquisition; and

•	negative reactions from our resellers and customers of an acquisition.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. We were not profitable for the third quarter of 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the acquisition of Roxio, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition will be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of our common stock.

As a result of past acquisitions, including Roxio CSD, we are a larger and broader organization, and if our executive team is unable to effectively manage the larger company, our operating results may suffer.

As a result of various past acquisitions, we are a much larger organization with more employees and greater geographical presence. We also have additional presence internationally, including in Canada and a number of European countries. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

Approximately 47% of our revenue for the third quarter of fiscal year 2005 was derived from revenue recognized on licensing agreements from one customer.

During the third quarter of fiscal 2005 approximately 47% of our revenue was derived from revenue recognized on licensing agreements from one customer, and approximately 60% of our revenue was derived from revenue recognized on development and licensing agreements from three customers. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these three customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements would seriously harm our business, operating results and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

With the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end users via retail channels through our network of national and international distributors, including Navarre and Ingram Micro. We anticipate that revenue recognized on sales to distributors will represent a significant percentage of revenue in future periods.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other conditions relating to our international operations that could increase our operating expenses and disrupt our business.

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 39%, 30%, 40% and 16% of our revenues in fiscal years 2002, 2003, 2004 and the third quarter of fiscal 2005, respectively. In connection with our acquisition of Roxio CSD, we currently anticipate that we will generate additional international sales. International sales historically represented approximately 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant percentage of future revenue. We also expect that international sales will continue to account for a significant portion o our net product sales for the foreseeable future. As a result, the occurrence of any negative international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

Furthermore, although most of our revenue and expenses are transacted in U.S. dollars, we may be exposed to currency exchange fluctuations in the future as business practices evolve and we are forced to transact business in local currencies. This may expose us to foreign currency fluctuation risks. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

Also, as a result of various past acquisitions, including Roxio CSD, we have greater international presence, including 7 offices overseas and now employ over 206 employees internationally. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to the following additional risks, among others:

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

We expect prices for our OEM products to decline due to competitive pricing pressures from other software providers, competition in the PC industry and OEM customers possessing strong negotiating positions. In addition, with the Roxio CSD acquisition, we will derive a greater portion of our revenue from retail sales, which also are subject to competitive pricing pressures. We may incur additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits, even if our sales in absolute dollars increase. Accordingly, our future success will depend in part on our ability to introduce new products and upgrades to our existing products with enhanced functionalities that can be sold at higher gross margins and/or operating margins.

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

In December 2003, we embarked on a new program with one of our major OEMs, Dell, pursuant to which we agreed to develop a number of versions of our products specifically for Dell’s customers. The versions include a base version included with Dell’s products, and enhanced versions. The enhanced versions are marketed by Dell’s sales force and by us to obtain favorable end user upgrade decisions at the “point of sale,” that is the time and place at which end user customers purchase a PC or other device, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by them to their customers without royalty to us. We have contributed and will continue to contribute significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced first line customer support activities, and (3) enhanced marketing obligations, among others. While we believe that upgrade rates and resulting revenues, which will be split between Dell and ourselves, will more than compensate for the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution derived from Dell, the new business model is untested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected. Since December 2003 Dell has continued to transition our products into this new model.

We rely on distributors to sell our products and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

With the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end users via retail channels through our network of national and international distributors. There are currently two distributors that account for a significant portion of sales of Roxio software, and we anticipate that this trend will continue as we integrate the Roxio CSD business into our operations. As a result, any decrease in revenue from these distributors or the loss of one of these distributors and our inability to found a satisfactory replacement in a timely manner could adversely affect our operating results.

Moreover, as we generate a greater portion of our revenue from distribution relationships, our failure to maintain favorable arrangements with our distributors may adversely impact our business. For example, our distributors, and the retailers who sell our software to the public, also sell products offered by our competitors. If our competitors offer our distributors or retailers more favorable terms, those distributors or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors or retailers. If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. Further, if we reduce the prices of our products, we may have to compensate our distributors for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors through their exercise of contractual return rights. If direct sales to customers through our own online channels increase, our distributors and retailers may suffer decreased sales as a consequence. These changes may cause our distributors to cease distribution of our products or seek more favorable terms, both of which could seriously harm our business.

If we fail to protect our intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and we have also filed applications for additional patents. We also registered or filed registration trademark applications for the following: DVDit, MyDVD, DVD Creator, DVD Fusion, RecordNow!, Backup MyPC, CinePlayer, AuthorScript, ReelDVD and Primo SDK among others. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed or sold. Moreover, despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

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

Additionally, in connection with the Roxio CSD acquisition, we inherited a number of patent infringement suits involving Roxio for which we have potential liability. For example, Optima Technology Corporation filed a lawsuit against us alleging infringement of certain of their patents by Roxio’s Easy CD Creator line of products. Roxio and MGI Software Corp., which capital stock we acquired in the Roxio CSD acquisition, were notified by a number of companies that certain of Roxio and MGI Software’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies, including Roxio and MGI Software, claiming patent infringement.

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

Our revolving credit facility imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our revolving credit facility imposes significant operating and financial restrictions on us. These restrictions will limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate. In addition, our revolving credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, Union Bank of California, the lender under the credit facility could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Currently, the borrowings under the credit facility are secured by a lien on substantially all of our assets.

Further, we may require additional capital in the future to expand our business operations, acquire complementary businesses or if we expend cash sooner than anticipated. Our current revolving credit facility may restrict us from getting additional capital or such additional capital may not otherwise be available on satisfactory terms, if at all.

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

Our success depends on our ability to effectively manage the growth of our operations. As a result of our acquisitions, we have significantly increased our headcount from 110 at March 31, 2002, to 575 at December 31, 2004. Also, the other expansions of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries, we have increased our geographical presence. Our management team will face challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. The inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger organization, could have a material adverse effect on the growth of our business.

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

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market Rules, impose stricter corporate governance requirements, greater disclosure obligations, increased auditor independence and tougher penalties for securities fraud on public companies. They have had the effect of increasing the complexity and cost of our company’s corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities, and increasing the risk of personal liability for our board members and executive officers involved in our company’s corporate governance process. Our efforts to comply with evolving laws and regulations have resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it may become more difficult and expensive for us to obtain director and officer liability insurance. Furthermore, in order to meet the new corporate governance and disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. While we believe that the procedures and policies that we have in place are effective to address the new Sarbanes, NASDAQ and other regulatory requirements, the expansion of our operations and the growth of our business may require us to modify and expand our disclosure controls and procedures and related corporate governance policies. In addition, these new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending March 31, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We are currently conducting evaluations, implementation and testing of our internal controls and procedures as part of our compliance with Section 404. In order for our management to issue its report on our internal control over financial reporting, it must document both the design for our internal control over financial reporting and the testing processes that support management’s evaluations and conclusions. Our management has commenced the necessary processes and procedures for issuing its report. However, there can be no assurance that there will be sufficient time and resources available for us to fully implement the requirements relating to internal controls and other aspects of Section 404 by the filing deadline for our 2005 Form 10-K. Upon the completion of our remaining testing and documentation, any internal controls matters that we discover may need or may require remediation efforts, which may require establishing, implementing and testing additional controls, the time and cost of which are not presently known. If we or our auditors identify significant deficiencies or material weakness in our internal controls, this assessment may result in our auditors providing an attestation report with an adverse opinion, or a disclaimer of an opinion, as to the adequacy of our internal controls over financial reporting.

Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in the remaining quarter of fiscal year 2005 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested. Furthermore, the expansion of our operations and the growth of our business, as well as our recent acquisitions, including InterActual and Roxio, and future acquisitions, if any, have required us to, and will continue to require us to, modify and expand our internal controls and procedures.

Furthermore, the expansion of our operations and the growth of our business, as well as our recent acquisitions, including InterActual and Roxio CSD, and future acquisitions, if any, have required us to, and will continue to require us to, modify and expand our internal controls and procedures. Although our management has commenced the necessary processes and procedures for issuing its 404 report to include the assessment of the acquired businesses’ internal control over financial reporting, including the business acquired in the Roxio CSD transaction, there can be no assurance that there will be sufficient time and resources available for us to fully implement all the requirements in a timely manner. During the course of our testing we may identify deficiencies relating to the acquired businesses’ internal controls which we may not be able to remediate in time or effectively to meet the deadline imposed by the requirements of Section 404. If we fail to timely complete the 404 report to include the acquired businesses or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory sanctions, costly litigation or a loss of public confidence in our internal controls, all of which could have an adverse effect on our business and our stock price.

Newly adopted accounting regulations that require companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board, recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options granted after June 15, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

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

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2004 under our senior credit facility bear interest at 4.29%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest rate decrease			Interest rate increase
100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
		(dollar in thousands)
$987,000	$1,137,000	$1,287,000	$1,437,000	$1,587,000

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We from time to time are subject to routine claims and litigation incidental to our business. InterActual was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which it was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs. $225,000 of this amount was paid in January 2004 and the remaining $275,000 was evidenced by a note. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004 we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004. The additional settlement amount is expected to be settled through an adjustment to the escrow holdback set aside for the former InterActual shareholders. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corp. (“MGI Software”) Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI Software were notified by a number of original equipment manufacturer (“OEM”) customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI Software. We have accrued $2.4 million on our balance sheet related to the settlement of the MGI Software-related patent infringement claims, of which $2.4 million was recorded as part of the purchase price allocation of MGI Software. The amount, if any, necessary to settle patent claims related to Roxi’s software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle the MGI Software-related patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. As part of our purchase of the Software Division of Roxio, Inc., we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages. The patent at issue in the case has expired, and we intend to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of their patents by Roxio, Inc.’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of our purchase of the Software Division of Roxio, Inc., we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio, Inc. filed a countersuit against Optima Technology Corporation alleging infringement of certain of its patents by their CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date is set for November 1, 2005.

Our business and results of operation may be materially adversely affected if we expend large resources to defense against the claims references above and/or incur significant liability to settle the above claims.

In addition, we are a party to other litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position, cash flows or results of operations.

ITEM 6.	EXHIBITS.

2.1	Asset Purchase Agreement between Sonic Solutions and Roxio, Inc. dated August 9, 2004 (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on August 9, 2004).

2.2	Amended and Restated Asset Purchase Agreement between Sonic Solutions and Roxio, Inc. dated December 17, 2004 (incorporated by reference to Exhibit 2.1, filed with Registrant’s Current Report on Form 8-K filed on December 23, 2004).

10.1	Loan and Security Agreement, between Sonic Solutions and Union Bank of California, N.A., dated December 13, 2004 (Incorporated by reference to the Exhibit of the same exhibit number, filed with Registrant’s Current Report on Form 8-K filed on December 16, 2004).

10.2	Lease Agreements between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2004 (Incorporated by reference to the Exhibit 10.14 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.,) with the Securities and Exchange Commission on June 30, 2003).

10.3	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001 (Incorporated by reference to the Exhibit 10.15 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.4	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001 (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.5	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002 (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.6	Tri-Partite Agreement between Roxio, Inc., Sonic Solutions and Entrust, Inc. dated December 17, 2004.*

10.7	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Sonic Solutions dated February 4, 2005.*

31.1	Certificate of President pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certificate of Senior Vice President of Finance and Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of February, 2005.

SONIC SOLUTIONS

/s/ ROBERT J. DORIS	February 9, 2005
Robert J. Doris
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ A. CLAY LEIGHTON	February 9, 2005
A. Clay Leighton
Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)