Form 10-K
period 2005-03-31
SONIC SOLUTIONS/CA/
filed 2005-06-29
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)(2) of the Act).

Yes ☒        No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2004, based upon the closing price of the Common Stock on the NASDAQ National Market for such date was approximately $362,963,850.1

The aggregate market value of the voting stock held by non affiliates of the registrant on June 20, 2005, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $379,125,911.2

Documents incorporated by reference: Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of March 31, 2005 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

The number of outstanding shares of the registrant’s Common Stock on June 20, 2005 was 24,335,154.

1           Excludes 1,187,994 shares held by directors, officers and ten percent or greater shareholders on September 30, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

2           Excludes 1,189,494 shares held by directors, officers and ten percent or greater shareholders on June 20, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

i

Forward Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference into this report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	competing products that may, now or in the future, be available to consumers;

•	our plans to develop and market new products;

•	availability of additional financing to satisfy our working capital and other requirements;

•	our ability to improve our financial performance;

•	other competitive pressures;

•	effects of integrating businesses that we purchased including the Consumer Software Division of Roxio, Inc., which we purchased in fiscal year 2005 (sometimes referred to as the Roxio CSD acquisition); InterActual Technologies, Inc. (“InterActual”), which we purchased in fiscal year 2004; the Ravisent business line, which we purchased in fiscal year 2003 from Axeda Systems, Inc.; and the Desktop and Mobile Division, which we purchased in fiscal year 2003 from VERITAS Software Corporation; and

•	future acquisitions and other business combinations, if any, effected by us or our competitors.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. We do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this document is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

A Note on Dates

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2005, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year. For example, “FY 2005” and “fiscal year 2005” each refer to the fiscal year ending March 31, 2005. Other references to “years” mean calendar years.

PART I

Item 1.    BUSINESS

OVERVIEW

We develop and market computer software related to digital media – that is, data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful optical disc based digital media formats – the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD-Video”). Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	recording data files on various formats of CD recordable and DVD recordable discs;

•	editing video programs;

•	playing DVD-Video discs;

•	managing digital media on a computer’s file system;

•	editing and adjusting digital photographs; and

•	backing up the information contained on hard disks attached to computers.

Most of the products we sell include only software, though sometimes we include “plug-in” computer hardware with our software. We also license the software technology underlying our tools to other companies to incorporate in products they develop. Most of the software we sell is intended for use on Windows personal computers, but some of our products operate on the Macintosh OS, and some operate on Linux and on embedded OS’s for consumer electronics devices.

We organize our business into three operating units:

•	Professional Products Group – Our Professional Products Group offers professional products including advanced DVD-Video creation tools intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator®, Scenarist®, DVD Producer™, and ReelDVD®, all under the “Sonic” brand name. In addition to computer-based tools, we offer content development services as well as a playback application and an associated software development kit (SDK) under the InterActual® brand name that enable professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video end users who view DVD-Video discs on Macintosh and Windows PCs. Our professional products and services are offered to our customers through a worldwide sales force and in cooperation with a specialized dealer network.

•	Roxio Division – The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC™, CinePlayer™, DVDit®, Easy DVD Copy™, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator™, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, as well as on our webstore and in retail channels (both “bricks and mortar” and web-based channels). Since we finalized our acquisition of the Roxio CSD in December 2004, we have been transitioning all of our consumer applications software products to the Roxio brand. As of the date of this report, this process is not complete. We anticipate a full transition to the Roxio brand later in fiscal year 2006.

•	Advanced Technology Group – The Advanced Technology Group offers software and software components to PC application and consumer electronics developers. We market much of this software under the brand name “AuthorScript.” The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

It is difficult to draw a clear distinction between some of the business conducted by the Roxio Division and some of the business conducted by the Advanced Technology Group. Thus, for purposes of reporting financial results by business segment we group the business of the Roxio Division together with that of the Advanced Technology Group under the category of “consumer software.” See Note (9) to Consolidated Financial Statements included in this Annual Report for a summary of our financial data by business segment.

We were incorporated in California in 1986 and completed our initial public offering in 1994. Our principal executive headquarters are located at 101 Rowland Way, Suite 110, Novato, California 94945. Our telephone number is (415) 893-8000. Our fax number is (415) 893-8008. We maintain a web site at www.sonic.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our web site as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (“SEC”).

DVD-VIDEO AND RELATED OPTICAL FORMATS

Many of our products involve the creation or playback of DVD-Video discs and related formats.

The DVD-Video optical disc format, introduced in 1996, offers high quality video, surround audio and extensive interactivity on a Compact Disc-sized disc. DVD-Video is built upon the DVD-ROM standard, which specifies a disc capable of storing a significantly greater amount of digital information than the earlier Compact Disc (“CD”) format. A single-layer, single-sided DVD-ROM disc holds 4.7 Gigabytes of data, which equals more than 7 times the 650 Megabyte capacity of a CD-ROM. A double-layer, double-sided DVD can hold up to 17 Gigabytes of information, which equals more than 26 times that stored on a CD-ROM. The DVD-Video format utilizes this large capacity to offer content publishers and video consumers a compelling set of features and options, including:

•	High Quality Video – Video can be presented in the Moving Pictures Expert Group-2 (“MPEG-2”) compressed digital video format, and in multiple streams. DVD-Video’s perceived video quality significantly surpasses VHS cassette or broadcast television.

•	Theatre Quality Audio – Audio for DVD-Video can be presented in compressed digital stereo and “surround” formats (in up to eight user-selectable audio streams to support different language dialog tracks, or to allow stereo and surround versions of the same audio program). DVD titles, when presented in surround format, give consumers the same kind of audio experience as a feature film in surround-equipped theatres.

•	Interactivity – DVD-Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, based on published industry statistics DVD-Video has proven to be the most rapidly adopted consumer electronics format of all time. By the end of 2004, over 600 million DVD players had been shipped worldwide, including “set-top” players, video game console based players, and personal computer based software players. In the United States more than 70% of all homes had DVD players by the end of 2004, and during 2004 more than 1.5 billion DVD-Video discs were replicated worldwide.

Our products and technology are used to encode video, audio and graphics elements in the particular formats supported by the DVD-Video specification, to prescribe and specify disc navigation, which is the interactive behavior of the DVD title in response to user commands, and then to weave or “multiplex” together the encoded elements and navigation information in the particular manner required by the DVD-Video format. Sometimes, particularly in professional settings, this process is referred to as “DVD Authoring.” In other instances, particularly in consumer settings, it is referred to as “DVD Creation.”

There are some other optical disc audio and video formats that are supported by some of our products including Video CD, DVD-Audio, and CD-Audio. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution Moving Pictures Expert Group-1 (“MPEG-1”) video. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. CD-Audio (“CD-A”) was the first widely adopted digital audio format, introduced in 1982, that made 5.25 inch optical discs the standard for distributing recorded music. CD-ROM is a data format that was introduced in 1985, and began to create a personal computer data application for CD technology.

CD and DVD discs are available in both read-only, pre-manufactured versions, as well as in recordable versions. Recordable discs figure prominently in our consumer business because they create demand among a large portion of the PC industry for disc creation software. There are a number of variations in recordable discs: CD-R, DVD-R, and DVD+R refer to recordable discs that can be written only once; and CD-RW, DVD-RW, DVD+RW, and DVD-RAM refer to recordable discs that can be erased after writing to be written on again with different data. The “-” and “+” symbols refer to somewhat different physical recording strategies for DVD recording promoted by different consortia of companies that developed the underlying recording technology.

PROFESSIONAL PRODUCTS – PROFESSIONAL PRODUCTS GROUP

We currently offer a number of professional product lines including DVD Creator®, Sonic Scenarist®, DVD Producer™ and ReelDVD®.

Professional Customers

Our professional customers are mainly facilities that process and prepare audio, video and film programming and that provide DVD authoring services as part of their offering. Most of the titles authored by our professional customers involve entertainment, educational and/or business content.

Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers, while some are in-house facilities that are owned by particular content holders or publishers. Our professional customers range in size from relatively small organizations with few employees to larger facilities with hundreds of employees. Our customers include facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations.

Professional DVD Production

Our tools enable professional customers to prepare DVD-Video titles. The tools we sell support some or all of the following processes:

•	Video Encoding – The DVD-Video standard specifies MPEG-2 and MPEG-1 compressed digital video as the video formats to be used on DVD-Video discs. Many of our professional tools include a hardware encoding system designed to support user control of the encoding process, and to facilitate the operation of the encoding system with standard professional video tape recorders and other typical peripheral devices.

•	Audio Encoding – Our tools include the ability to encode audio into the formats supported by DVD-Video, including compressed formats such as MPEG-2 and Dolby Digital as well as uncompressed

PCM audio. Many of our tools include a hardware encoding system which speeds the encoding process and permits encoding of advanced audio formats such as Dolby Digital 5.1 “surround” audio.

•	Format Authoring – Our tools enable the customer to combine and organize individual compressed video, audio, graphics, still picture and subpicture elements along with navigation instructions specifying interactivity (i.e., the response a DVD disc will provide based on user manipulation of DVD player front panel or remote control buttons).

•	Emulation – Our professional users require the ability to preview the results of their work before the time consuming step of producing a final output disc image. This is provided by a system that emulates the behavior of the finished disc in a player, but uses the original video, audio, picture and text elements stored on a computer’s hard disk.

•	Formatting and Writing – Our tools take the output of an authoring session and then combine the navigation instructions together with the audio, video, text and graphic elements in the particular sequence required by the DVD-Video specification. This process, sometimes referred to as “multiplexing,” produces a finished DVD-Video disc image that can then be recorded to a recordable DVD disc, or to the particular tape format that can be read by the mastering systems at the replication plant that actually “cut” the disc master using high-powered lasers.

Professional Product Lines

DVD Creator

DVD Creator® is a high-end professional DVD authoring system that we introduced in 1996. DVD Creator® is intended for use by “Hollywood” class professionals. It offers audio and video encoding, a convenient and efficient workflow, and a high degree of creative control over the authoring process. It is designed to support a “mastering” model, where a piece of video content is completely finished and the main objective is to publish that content as a DVD-Video disc. The archetypical project for DVD Creator® is the release of a major feature film on DVD. We also offer a number of software and some hardware options to our DVD Creator® system packages.

Scenarist

Scenarist® is a tool for DVD-Video authoring that we introduced in 1996, and that is targeted at “Hollywood” video professionals. Scenarist® gives authoring professionals a great degree of control over the interactivity and feature set of DVD titles they produce. Along with superior audio and video encoding, it offers extensive “scripting” capabilities that can be used by DVD-Video production facilities to automate much of the work involved in producing multiple versions of the same title. For example, Scenarist® can be used to release a movie on DVD-Video that will be released in different parts of the world with different language audio and subtitle tracks. It also can be used in producing various DVD-Video titles that share a common “look and feel,” for example, a set of classic movie titles being released as part of a series.

ReelDVD

ReelDVD® is a DVD-Video authoring tool that we introduced in 2000, and that is intended for video professionals who are not experts in the DVD-Video specification but who still need significant flexibility in utilizing the features of the DVD-Video specification. ReelDVD® is available as a standalone software application as well in a system packaged with a hardware MPEG video encoder. In addition to selling ReelDVD® to end-users, we have marketed it through OEM agreements with other companies who include or “bundle” it with their products.

DVD Producer

DVD Producer™ is a DVD-Video authoring tool that we introduced in 2002, and that is intended for video professionals in the corporate and multimedia segments who wish to produce high quality professional-

looking DVD-Video titles, but who need an easy-to-use system that supports a streamlined and efficient workflow. It features convenient capabilities such as the ability to combine video, graphical, and textual elements to create DVD menu assets that have a quality similar to menus that would normally be developed outside the authoring environment in separate graphic editing or video compositing applications. DVD Producer™ includes a number of Sonic technologies that make it unnecessary for customers to have deep knowledge of the DVD-Video specification, but still enables them to author discs supporting advanced navigation capabilities consumers associate with Hollywood caliber titles.

DVD Producer™ is available both as a standalone software application and also in a system packaged with a hardware MPEG video encoder. In addition to selling DVD Producer™ to end-users, we have marketed it through OEM agreements with other companies who include, rebrand, and/or bundle it with their products.

InterActual Services and Technology

InterActual® is a technology for increasing the interactivity of DVD-Video titles by making use of the computing power of the personal computer. In an InterActual®-enabled title, software embodying enhanced features is placed in the “ROM zone” (the “extra information” zone) of an otherwise standard DVD-Video disc. When played back in a PC equipped with the InterActual® player, this software offers the user an enhanced viewing experience, as well as, in some cases, connection to designated web sites. The InterActual® player installer application is included with an InterActual®-enabled disc or available as a free download from the InterActual.com website. Also, the InterActual® player is available in software development kit (SDK) form under license agreement that enables third-party developers to incorporate native playback of InterActual®-enabled content within their products. As of today, there have been over 40 million installations of the InterActual® player or its technology via third-party applications. Additionally, the InterActual® player incorporates technology that allows the anonymous measurement of the number of uses it receives by end-users, which surpassed 10 million on a monthly basis in February 2005.

Our Professional Products Group develops InterActual® technology and the InterActual® player. It also markets content design and programming services to film and video studios to develop the extra features associated with an InterActual®-enabled disc. We receive revenues from content publishers for these design and programming services as well as for licenses to use InterActual® technology.

In 2004 10 out of the top 15 selling DVD-Videos (North American market) were InterActual®-enabled.

Professional DVD Market and Strategy

Market Segments for Professional DVD Production Systems

We divide the professional DVD production market into three segments:

•	“Hollywood” Segment – This segment includes facilities that prepare film and video material for mass publication on DVD-Video discs. It includes film and television studios, production companies, and other content owners, as well as independent video post production facilities and disc replicators that serve these video publishers.

•	“Corporate” Segment – Customers in this segment prepare DVD-Video discs for publishing information for a variety of sales, training, and other communications purposes. The segment includes “in-house” departments of corporate, industrial, non-profit or educational organizations, as well as independent video post production facilities that specialize in serving corporate publishers.

•	“Multimedia” Segment – This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Customers in this segment tend to use DVD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments.

Competition

A number of companies produce or have produced products that compete with all or part of our professional product offerings. These companies include:

Adobe	Philips
Apple Computer	Pinnacle*
Digital Vision	Sony
Dolby Laboratories	Toshiba
Mitsubishi	Ulead**
Panasonic

*	The acquisition of Pinnacle by Avid Technology has been announced and is currently pending.
**	InterVideo, Inc. recently announced that it has acquired a controlling interest in Ulead.

A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity than we do with certain technologies involved in DVD production.

Strategy

Our Professional Market strategy will continue to be based on the following elements:

•	Focus on the Needs of Professional Customers – Our DVD product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality DVD discs, in complete compliance with worldwide standards, with a high level of efficiency.

•	High Performance Tools – Our DVD tools offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing production efficiency.

•	Flexible Configurations – Because we market to a wide range of professional customers, we have engineered our professional products to incorporate modular audio, video and authoring subsystems to make it easy for facilities to re-arrange DVD workflow quickly, and to comply easily with changing demands of their customers.

•	Range of Product Offerings – Professional customers typically need to author DVDs for a number of potential uses, including applications in corporate and industrial settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. That is why we have a broad range of professional products to meet the demands of varying professional applications and to fit the constraints of differing professional budgets.

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of professional audio/video dealers. As of June 1, 2005, we employed 8 people in our field sales organization for professional products. Sales personnel are based in our headquarters offices in Novato and Santa Clara, California as well as in our offices in Burbank, California, London and Tokyo. We have other sales personnel based out of various home office locations. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

The vast majority of our professional product sales involve one of our dealers. We have dealers for our professional products in most areas of the world. As of June 1, 2005, we had 32 dealers in the Americas, 16 in Europe, Africa and the Middle East and 47 dealers in Asia. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer’s territory and capabilities, we may maintain only one dealer in a particular region.

Customer Support

We offer our professional customers the SonicCare™ maintenance program. Customers purchase annual SonicCare™ service contracts from us that may (depending on customer choice of options) provide for:

•	ongoing software upgrades;

•	telephone support;

•	“swap” replacement hardware in case of hardware failure; and

•	preferential access to new products and new versions of software.

Customers typically add a one-year SonicCare™ option to their initial system purchase and a significant number of customers renew SonicCare™ after their first year.

Outlook

While we expect our professional products and services to continue to represent a significant source of our revenues in the future, we have recently experienced revenue declines in this segment and, absent new format introductions (see below), we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically. Therefore, we do not expect that DVD production facilities will increase the rate of their capacity expansion; instead they may decrease the rate of their expansion, resulting in a lower level of sales for us.

High Definition DVD

In the past few years there have been a number of proposals for a high definition video optical disc format. Two of these seem most likely to actually launch as consumer formats:    (1) HD-DVD, a proposal developed by the DVD Forum, the Toshiba Corporation-led trade association that developed and now controls the DVD specification; and (2) Blu-ray Disc (sometimes referred to as “BD”), a proposal originally developed by a consortium of companies led by Sony Corporation and now managed by the Blu-ray Disc Association. Sonic is a member of both the DVD Forum and the Blu-ray Disc Association.

While there are some significant differences between the two proposals, both incorporate a blue reading laser, in contrast to the red laser used by DVD and CD players. The shorter wavelength blue light permits smaller “pits” to be recorded on and read from the disc, thereby increasing information capacity; roughly speaking, data density is quadrupled with use of a blue laser rather than a red laser. Both formats also employ other newly developed techniques, including multi-layer technology, to further increase data capacity beyond the current DVD format.

Neither of these proposals currently constitutes a fully complete standard ready for commercial introduction, but we expect both to move to completion in the near future. Though there have been some efforts to combine the two formats in a single high definition standard, as of June 1, 2005, such a development seems unlikely. Accordingly, it seems likely to us that both HD-DVD and Blu-ray Disc will launch with limited production of consumer players and some modest amount of “Hollywood” content by the end of 2005 or early 2006. We have begun developing professional authoring tools for both of the proposed formats. We also have begun early development of technology components needed to support the new formats in our consumer application products and in our technology licensing programs.

If either or both of the formats launch commercially, this may have the effect of increasing the revenue level of our professional business. Of course, there can be no assurance that either of these formats will launch or, if they do launch, that they will achieve widespread adoption. Also, it is not unusual for developing formats to take longer to launch than anticipated and to enjoy only slow consumer acceptance.

Professional Audio Products — SonicStudio Spin Off

For a number of years we developed and marketed a line of professional audio workstations under the SonicStudio brand name. On March 21, 2002, we executed an agreement to form a new company, SonicStudio LLC, in partnership with a limited liability corporation controlled by two individuals. Under the terms of the agreement, we transferred our SonicStudio workstation business to SonicStudio LLC, and licensed this company to utilize the technology underlying SonicStudio in the professional audio workstation market. The book value of net assets and liabilities transferred to SonicStudio LLC, including receivables, inventory, fixed assets, and net of customer service liabilities was $235,661. Certain employees transferred from Sonic to join SonicStudio LLC.

Under the terms of the agreement, SonicStudio LLC compensated us for the SonicStudio business with a three year note for $500,000. The note, which does not carry interest, will be repaid to us with a percentage royalty based on sales received by SonicStudio LLC, plus any share of profits paid by them to us. Once the note is retired, Sonic will continue to retain a 15% interest in SonicStudio LLC.

As we discussed in our Annual Report for FY 2003, we executed this spin off because we understood the market for professional audio workstations designed for use by CD mastering engineers in the recording industry (the segment addressed by the SonicStudio product line) to be quite depressed and unlikely to present us with any growth opportunities for the foreseeable future.

During fiscal year 2004, the business prospects for SonicStudio LLC deteriorated. Accordingly, we wrote down the book value of our investment in SonicStudio LLC to zero.

CONSUMER APPLICATION PRODUCTS — THE ROXIO DIVISION

Our consumer applications empower customers to perform a wide range of activities related to digital media. We offer our consumer products under a variety of brand names, including Backup MyPC™, CinePlayer™, DVDit®, Easy DVD Copy™, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator™, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. The following table identifies our current major consumer application products. Most of these products are sold in a number of different versions and languages. Not all of our products are sold through all of our channels.

Application Name	Year Introduced	Key Functions	Customer Focus
DVDit®	1999	• DVD Video authoring & burning • Quick menu creation	• Consumer Enthusiast • Casual Professional
MyDVD®	2000	• DVD Video creation & burning • DVD Slideshow creation • Video/Audio Format Conversion	• Consumer
Backup My PC™	2001	• Data backup to tape/disc	• Individual Computer Users
RecordNow!®	2001	• CD-ROM burning • CD-Audio burning	• Consumer
CinePlayer™	2001	• DVD-Video Playback	• Consumer
Roxio Easy Media Creator™	2004 1997*	• DVD-Video authoring & burning • CD-Audio burning • CD-ROM burning • Video Editing • Photo Editing • DVD-Video Playback • Data Backup	• Sophisticated Consumer
Sonic DigitalMedia™ Studio	2005	• DVD-Video authoring & burning • CD-Audio burning • CD-ROM burning • DVD-Video Playback • Data Backup	• Sophisticated Consumer
PhotoSuite®	1996	• Photo Editing	• Consumer
VideoWave®	1997	• Video Editing	• Consumer
Easy DVD Copy™	2004	• DVD-Video copying**	• Consumer
Sonic PrimeTime®	2003	• DVD-Video authoring	• Windows Media Center Edition PC users
Toast®	1994	• DVD-ROM burning • CD-Audio burning • CD-ROM burning	• Macintosh users
Popcorn™	2004	• CD, DVD Copying	• Macintosh users

Some of the products listed in this table became part of our business via acquisition. For every product listed, “year introduced” refers to what we believe was the year in which first commercial shipment of the product occurred, regardless of whether Sonic or another company was then offering the product.

*A predecessor product – Easy CD Creator – was introduced in 1997. Easy CD Creator functionality is now included within Roxio Easy Media Creator™.

**Easy DVD Copy™ will not copy published DVD-Video discs protected with the encryption mechanism specified in the DVD standard. Sonic’s policy is to honor all standard copy protection mechanisms employed by content publishers. We encourage users of our software to respect copyrights and admonish them not to engage in illegal copying of copyrighted works.

Consumer Applications Strategy

Our consumer applications are positioned to benefit from a number of trends in the PC and consumer electronics industries:

•	Rapid Growth in DVD Playback Units – Based on published industry statistics, by the end of 2004, over 600 million DVD-Video playback units (including set-top players, game console based players and PCs equipped with DVD readers) had been shipped worldwide.

•	Proliferation of MPEG Video Encoding on PCs – Due to certain introductions by chip and software makers, and a dramatic increase in the speed of standard PCs, relatively high quality real time MPEG encoding systems (some in hardware, some in software) are becoming widely available at very reasonable prices.

•	Ubiquitous Digital Video – Relatively high quality digital video camera/recorders were introduced in the past five years aimed at consumers as well as professionals. Prices for consumer digital cameras began declining below $1,000 during 2000; entry level consumer digital camcorders are now available for less than $300.

•	Availability of Lower Cost DVD Recording; Mass Adoption of CD- and DVD-Recorders – Since 2001 prices for PC-attached DVD recorders have declined dramatically, accompanied by an equally dramatic increase in the number of PC-attached DVD recorders shipped. We estimate that the average price in North America for a PC-attached DVD recorder was approximately $150 in calendar year 2004, down from a price of approximately $700 as recently as 2001. We estimate that approximately 35 million PC-attached DVD recorders were shipped worldwide in 2004, an increase from approximately 600,000 of such recorders shipped in 2001. In the same time-frame, CD-recorders have become an almost standard item on desktop and many notebook PCs. We estimate that more than 60 million PC-attached CD recorders were shipped in 2004. (Note that virtually all PC-attached DVD recorders are also capable of recording CDs.)

Sales and Distribution for Consumer Application Products

As of June 1, 2005, we had 51 sales and marketing professionals responsible for our consumer application products, located at our headquarters in Novato and Santa Clara as well as in field and home offices in various locations around the world. These professionals plan the development “road map” for our products, develop marketing materials to position the products, and develop and conclude agreements with the various channel partners we utilize to reach end-users with our products.

We distribute our consumer application products through three main channels: “bundling” arrangements with OEMs; web store sales; and retail stores (both “bricks and mortar” and web based).

OEM Bundling

A primary channel for our consumer applications software is including or “bundling” our products with compatible products sold by OEMs.

We believe that most consumers will first become exposed to digital media software when they purchase a PC or a PC-compatible device — for example a CD recorder, video input plug-in card or a DVD recorder — and begin to use the software that comes bundled with the PC or device. Some of these new users will later add to their software capabilities via upgrades or add-ons, in many cases through web transactions or purchases at retail locations.

Our OEM customers (we often refer to them as “Bundle Partners”) are motivated to include our software as a value-added offering for their customers and they usually pay us a royalty on each copy of our software shipped with their products (in most cases, we provide a single master copy of our software, which the Bundle Partner replicates as needed; occasionally we supply copies of our software separately imprinted on physical media). Typically the royalty paid is only a small fraction of the price for our software at retail. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products.

We have bundling arrangements with a variety of Bundle Partners. The products with which our software is bundled include professional video editing systems, professional video capture and display cards, consumer video capture and interface cards, DVD recorders, CD recorders, PC models that include DVD recorders, PC models that include CD recorders, and PC models positioned as “multimedia” PCs.

Most of our bundle deals permit us to capture customer registrations or to invite the customer to click to our web site. We usually do not provide end-user support as part of our bundling arrangements, but rely on our Bundle Partners to support the end-user customers. We typically do provide “second line” support to our Bundle Partners to enable them to provide “first line” support of our products to their consumer-customers.

We maintain an engineering and delivery staff that is tuned to the requirements of our Bundle Partners. OEM customers tend to be very sensitive to product quality and stability, and are usually focused on providing their end-user customers with a simple, elegant, and trouble free experience. They typically demand significant customization of our products to meet their particular requirements in terms of hardware and system configurations supported. Finally, and this is particularly true of high volume OEM customers, they require strict adherence to the release schedules of their product lines.

The following is a representative list of companies with which we have current bundling arrangements and/or with whom we bundled our software during the 2005 fiscal year:

Accesstek	Hewlett-Packard	Panasonic
Adaptec	IBM	Philips
Asustech	Iomega	Pioneer
Avid Technologies	Lenovo	Plextor
BenQ	LiteOn	Primera
BTC	Matrox	Seagate
Buffalo	Melco	Sharp
Canopus	Microgistix	Sony
Dell	Microsolutions	Teac
Easy Systems Japan	NEC	Toshiba
Fujitsu	NEC CI Packard Bell
Gateway

— Non-traditional Bundling Programs

Over the past two years we have begun to establish non-traditional bundling programs with some of our OEM customers and have promoted the concept of such arrangements to virtually all of our OEM customers. In such an arrangement, we reduce or eliminate the royalty due to us when a copy of our product is shipped by the Bundle Partner. In return the Bundle Partner actively promotes the purchase of an enhanced version of the bundled product, either at point of sale, or after point of sale, and the resulting revenues are split between us and the Bundle Partner. The largest such program we have initiated to date is with one of our major Bundle Partners, Dell, in which we have developed a number of versions of our products specifically for Dell’s customers including a base version and a number of enhanced versions. The enhanced versions are marketed by Dell and by us to obtain favorable end-user upgrade decisions at the “point of sale,” that is the time and place at which end-user customers purchase a PC or other device, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by Dell to its customers without royalty to us but the revenue from upgrade sales is split between us and Dell. We have contributed and will continue to contribute significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced customer support activities, and (3) enhanced marketing obligations, among others.

We believe that upgrade rates and resulting revenues will outweigh the lack of royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution derived from these non-traditional bundling programs. However, the new business model is not fully tested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected.

We believe that non-traditional bundling arrangements are attractive, because they focus both ourselves and our Bundle Partners on revenue enhancement, rather than cost reduction. We hope to pursue a number of such programs in the future with Dell and with other OEMs.

— Volume Licensing

We license our consumer applications software for use by corporate and institutional organizations on populations of in-house personal computers. We group this licensing program together with OEM bundling because it resembles our OEM bundle business in many important ways: there is a single point of sale for a large number of copies of our software; the price per copy is usually set at a significant discount from retail price; oftentimes a single copy of our software is provided that the volume license customer then replicates for internal deployment; volume license customers are very focused on product quality and stability; and volume license customers are very focused on a simple, elegant, and trouble-free user experience.

Web Store

For the past three years, we have maintained a web-based retail store for our consumer application products (as well as for certain professional products). Our web store is intended to meet retail demand for our consumer application products as well as to service upgrade orders for our products, in particular, upgrade orders from customers derived via our OEM bundling operations.

We currently operate web stores in North America, Europe, and Japan. Some portions of our web store operations are “outsourced” through arrangements we have with a variety of third party service providers including Digital River, Element 5 (recently acquired by Digital River), Transaction 1 and Sanshin Denki, among others. Under these arrangements, our outsource partners typically provide the servers that list our products, handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment).

When we acquired the Roxio CSD in December 2004, we augmented our operations with the Roxio web store which included a substantial in-house developed infrastructure and had a history of significant revenue production. Since then, we have managed the former Roxio web store and former Sonic web store under a single management structure. However, as of June 1, 2005, their respective infrastructures and operations have still remained somewhat distinct. We are currently engaged in an upgrade of our web store infrastructure and re-negotiation of arrangements with our outsource partners in order to integrate the former Roxio and former Sonic web stores. We anticipate that such integration will be largely accomplished within calendar year 2005.

We believe that our web store operations have substantial growth potential over the next few years and that our web store sales will represent an increasing percentage of our overall consumer application software revenues. For all of FY 2005 web store sales constituted approximately 14% of total revenues. In the quarter ending March 31, 2005 (the first period in which a full quarter of operations of the Roxio CSD were included in our overall results) web store sales constituted approximately 20% of revenues.

Given the opportunity we perceive in the area of web sales, we are currently devoting a significant amount of our resources to building enhanced web marketing capabilities.

Retail Channel

We distribute our consumer application products through a large number of retail partners — representing both traditional physical retail stores as well as catalog and internet stores. We estimate that more than 12,000 physical store locations (worldwide) sell at least one of our products. The following are representative of our major retail channel partners worldwide:

Amadeus	Fred Meyer	Office Max
Amazon.com	Fry’s Electronics	Office World
Apple	Future Shop	PC Connection
Atelco	Hartlauer	Portable Shop
Berlet	Hastings	Radio Shack
Best Buy	Hugendubl	Ratio
BIC	Interdiscount	Sam’s Club
Birg	J&R Electronics	Saturn
BJs Wholesale	Libro	Softwaredschungel
Business Depot	Manor	Staples
Buy.com	Media Markt	Target
Circuit City	Metro C & C	Thalia
CompUSA	Meyersche Buchhandel	Vobis
Conrad	Micro Center	Wal-Mart
Cosmos	Micro Warehouse	Yamaka Denki
Costco Wholesale	Morawa	Yodobashi Camera
Dixon’s Group	Niedermeyer
ExLibris	Office Depot

We promote our products in the retail channel through a variety of techniques including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.

We often distribute our retail products through distribution partners. These distributors handle inventory, shipment to particular retail locations, and returns and stock rotation as required by our retail partners. In North America, our two major distribution partners are Navarre and Ingram-Micro. In Europe, we have 35 distribution partners of which four, GEM, Ingram, Koch, and CUF, handle the majority of our European distribution volume. In Japan, our distribution partners are Sanshin, Softbank, and Marubeni. In Taiwan, our sole distribution partner is GIL.

Competition for Consumer Application Products

The market for our consumer application products is very competitive. Digital media is thought to be a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Companies producing products competing with ours include: Adobe, Apple Computer, ArcSoft, BHA, CyberLink, InterVideo Inc., MedioStream, Nero, NTI, Pinnacle (the acquisition of Pinnacle by Avid Technology has been announced and is currently pending), and Ulead (InterVideo, Inc. recently announced that it has acquired a controlling interest in Ulead, Inc.). Some of these competitors have significant technical and financial resources exceeding our own.

TECHNOLOGY PRODUCTS — THE ADVANCED TECHNOLOGY GROUP

In the past five years we have begun to market our technology to permit other companies to build software products of their own. We market many of our technology products under the brand name “AuthorScript.”

AuthorScript® is designed to make available to software product developers our “back-end” engines for producing DVD-Video discs (and related formats such as Video CD) and CD-Audio discs, as well as general data recording on CD and DVD media. For PC applications we include in AuthorScript® the same processing software that underlies the authoring subsystems we provide in DVD Creator®, DVDit®, MyDVD®, and RecordNow!®. We package this software with an Application Programmer’s Interface (“API”) — that is, a top level mechanism permitting other companies’ software engineers easily to access our processing technology and integrate it with their own software applications.

In addition to disc production technology we provide playback components for DVD-Video, CD-Audio, and similar formats. We often include playback technology under the AuthorScript® brand, although we also make it separately available under the CinePlayer™ brand. Additional components provided under the AuthorScript® brand include video and audio encoding and decoding of various formats such as MPEG, H.264, MP3, and AC-3.

We believe that AuthorScript® is both a source of revenue and a point of strategic leverage for our company. Once a software product is developed using our back-end technology, it is quite difficult and possibly destabilizing to switch to another platform. We’ve packaged AuthorScript® in a way that is attractive to software developers, and we license it on terms that we believe are very reasonable. We anticipate that this will create a growing base of AuthorScript® licensees as digital media creation technology spreads.

Customers and Licenses for AuthorScript

We have licensed AuthorScript® to a number of companies including Adobe, AOL, Avid Technology, Yahoo!, Microsoft, Broadcom, Google, Hewlett-Packard, Kodak, Microsoft, Scientific Atlanta, Sony, and Yahoo!. Because the needs and situations of AuthorScript® licensees vary greatly, there is no typical AuthorScript® license. Some of the licenses we have concluded resemble a software bundling arrangement in which we receive a royalty on every unit shipped of software containing AuthorScript®. Some of the licenses are broad development relationships through which the license partner receives source-level access to AuthorScript® and rights to participate with us in our ongoing development program.

Consumer Electronics Markets for AuthorScript

We believe that our technology is applicable to other application areas outside the PC software space, specifically, to the consumer electronics industry. We believe that over the next several years consumer electronics devices will become more powerful in terms of digital processing power, and that an increasing portion of the behavior exhibited by consumer electronics appliances will depend on software programming rather than on “hardwired” logic. In other words, we believe that the consumer electronics industry will begin to resemble the present-day PC industry, with software companies playing a distinct and vital role in the development and delivery of value to customers. Moreover, we believe that the successful software companies will be those that can provide a highly compatible software experience bridging between digital media on consumer electronics devices and on PCs.

We are actively marketing our technology to consumer electronics device manufacturers. Over the past few years we have announced licensing arrangements for our technology with units of Sony and Hitachi, and with Broadcom, Scientific Atlanta, and other consumer electronics companies. We believe that the consumer electronics industry will be an area of long term growth for our company and intend to continue to invest in this part of our business.

Patent Program

With the acquisition of InterActual in early calendar year 2004, we initiated a formal patent management and commercialization program. From an operating point of view this program is conducted as part of our Advanced Technology Group with important assistance from certain members of our corporate strategy and legal groups.

Under our patent program we actively acquire patents in three different ways: (1) we identify patentable ideas that arise in the course of our internal development operations (we have established incentive programs to encourage our engineers to bring such ideas to our attention and to reward engineers for assisting in the sometimes arduous process of patent prosecution); (2) we assess and acquire patents as part of business acquisitions (for example, significant numbers of patents came to us as part of the InterActual and Roxio acquisitions), and (3) we assess and may acquire patents and patent portfolios from other companies.

Under the patent program we continually monitor the status of our various patents and potentially patentable inventions, and decide whether and to what extent it is advisable to apply for, and then prosecute and maintain resulting patents. Our evaluation is focused on patents that: (1) yield strategic value in our software business; (2) are, or might be, important in the operation of patent “pools” that typically accompany the development of the industry-standard formats that much of our software business touches; and (3) might have economic value when deployed in businesses other than ours.

We receive revenues associated with our patents by: (1) granting limited licenses to our patents directly to other companies or consortia; (2) licensing the use of our patents in connection with licenses of our applications software or software technology; (3) including our patents as “essential” patents in patent pools associated with new industry standard digital media formats, and then participating in the resulting royalty streams; and (4) selling or licensing our patents (usually with the reservation of use rights in our in-house products) to other companies or consortia.

We believe that our patent program can be both a source of strategic benefit as well as a source of additional revenues. We intend to pursue our patent program with considerable vigor over the next several years.

ACQUISITIONS

Consumer Software Division of Roxio, Inc.

On December 17, 2004, Sonic Solutions and Roxio, Inc. entered into an Amended and Restated Asset Purchase Agreement (the “Amended Purchase Agreement”) for the Roxio CSD acquisition. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement that Sonic Solutions and Roxio entered into on August 9, 2004. On December 21, 2004, Sonic announced that it had completed its previously announced purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended

Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Many of the employees, 212, joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

Subsequent to completion of the Roxio CSD acquisition, Roxio, Inc. changed its name to Napster, Inc. Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

InterActual Technologies, Inc.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual® player, and all engineering and service operations. Upon closing of the acquisition, 19 former InterActual employees, who handle production of bonus content for various studio and publishing companies, joined our Professional Products Group. Three former InterActual employees joined our Advanced Technology Group and one former InterActual employee joined our corporate organization.

VERITAS DMD Acquisition — RecordNow!, Backup My PC

In December 2002 we acquired the business of the VERITAS Desktop and Mobile Division (“DMD”) from VERITAS. DMD sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The two principal end-user products of the DMD business are RecordNow!® and Backup MyPC™.

We acquired all the software and other intellectual property of VERITAS required to carry on development and marketing of products sold by the DMD business, and we assumed substantially all of the DMD business’s outstanding customer and other contracts. Almost all the employees of the DMD business (approximately 40 individuals) joined Sonic. We also entered into a sublease agreement with VERITAS for the principal offices of the DMD business.

In connection with the acquisition, we issued 1,290,948 shares of Series F preferred stock, all of which has been converted into 1,290,948 shares of our common stock. We also provided registration rights for these shares.

Ravisent License Agreement — CinePlayer, etc.

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

We market the DVD player we acquired from Ravisent under the Sonic CinePlayer™ brand name. CinePlayer™ turns a Windows PC equipped with a device capable of reading a DVD-ROM into the full-featured DVD player.

COMPANY OPERATIONS

Business Units

Since the middle of the 2002 fiscal year, we have organized Sonic using a matrix form of organization. In such an organization, many managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories – professional products, Roxio division (formerly referred to as “desktop products”) and technology products. The following table shows an allocation of Sonic’s employees by major functional area and by business unit as of March 31, 2005. Employees whose responsibilities span multiple business units (e.g., corporate, accounting, strategic planning, and general services staff) are included in the “Corporate” classification.

	Professional Products	Roxio Division	Technology Products	Corporate	TOTAL
Marketing & Sales	25	128	7	8	168
Engineering & Development	18	264	60	11	353
General & Administrative	0	0	0	81	81
TOTAL	43	392	67	100	602

Marketing and Sales

Marketing and sales functions are handled by professional staff (168 in number as of March 31, 2005) who are dedicated to each of our business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end-users or dealers, in the case of professional products, to bundle partners and channel participants in the case of consumer products, and to licensee developers in the case of technology products.

Sonic marketing and sales staff are located at our headquarters in Novato and Santa Clara, California and at our field offices in Burbank and San Luis Obispo, California; London and Milton Keynes, UK; Tokyo; Shanghai; and Taipei and in home offices in a number of locations around the world.

Engineering and Development

Our research and development staff includes a total of 353 hardware and software engineers and technicians and technical specialists. We typically hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.

Our research and development staff is located principally at our headquarters in Novato and Santa Clara, and in our offices in Richmond Hill, Ontario, Canada; San Luis Obispo, California; Wayne, Pennsylvania; Wurselen, Germany; and in Shanghai. Some of our engineers work remotely from their homes.

We will need to continue to invest in research and development to keep pace with new trends in our industry. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be relatively consistent with fiscal year 2005 levels, excluding the impact of any future acquisitions.

General and Administrative

General and administrative functions are handled by a staff of 81 people, most of whom are located at our corporate headquarters in Novato. Corporate management, accounting and financial management, information services, and other services including manufacturing and shipping are all included in the general and administrative group. We anticipate that general and administrative expenditures in future periods will increase as a result of our increased headcount and the expansion of our business.

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

Revenue Concentration

During fiscal year 2005, approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. During fiscal year 2004, approximately 46% of our revenue was derived from revenue recognized on development and licensing agreements from three customers, Dell, Hewlett-Packard and Sony (22%, 13% and 11%, respectively). During fiscal year 2003, approximately 23% of our revenue was derived from revenue recognized on development and licensing agreements from two customers, Adobe and Microsoft (13% and 10%, respectively).

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

In the case of consumer products sold on our web site, there is no significant time interval between receipt of an order and its fulfillment via web download or via physical shipment. Thus, in this case, we have no significant backlog. OEM bundle sales through Bundle Partners depend on the Bundle Partners’ sales activities which are, for the most part, not under our influence or control. Generally, we recognize revenue from bundling arrangements based on the receipt of royalty reports from our Bundle Partners. While we receive some royalty reports relating to a quarter’s activities within a short time after the end of a quarter, some Bundle Partners are slow in their reporting, which can lead to a lag in our accounting for their activities (for instance, some Bundle Partner reports included in our March 31, 2005 quarterly report reflected Bundle Partner activity from October 1, 2004 through December 31, 2004). In the case of consumer application products sold through retail channels, we estimate likely demand and try keep sufficient inventory on hand to respond quickly to incoming orders. Thus we generally ship to our distribution or retail partners within a few days after receipt of a firm order and therefore, under normal conditions, have very little backlog.

In the case of technology products, as discussed above, some of our licenses resemble software bundling arrangements and, as such have no backlog. Certain licenses, especially those of a broad nature, involve significant up-front payments or commitments by the OEM partner. Under such licenses, we often have certain delivery obligations to the OEM (for example, for customized changes to our software). We account for revenue under such licenses in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of

Construction-Type and Certain Production-Type Contracts,” whereby the revenue is recognized under the “percentage of completion” method of contract accounting. Since these deliveries involve in most cases some degree of development activity, the outcome of which is inherently uncertain, it is incorrect to characterize these licenses as having a significant backlog associated with them.

Manufacturing and Suppliers

Manufacturing Consumer Application Products for Retail and Web Store Channels

We manufacture our consumer software products for physical delivery through our retail and web store channels. Manufacturing is outsourced using Moduslink as our primary supplier. Moduslink provides services such as parts procurement, parts warehousing, product assembly and supply chain services. These services are provided to Sonic from three primary Moduslink locations: Raleigh, North Carolina, servicing North America; Apeldoorn, Holland servicing Europe; and Taipei, Taiwan servicing Asia. Moduslink is a non-exclusive supplier to Sonic.

We select our suppliers based on their ability to provide high quality, responsive service, and to scale up our volumes as necessary for product launches and seasonality requirements; as well as their having established relationships with our distributors and resellers.

We manufacture our consumer software products as required by orders received from distributors and resellers. Finished goods usually are produced and shipped within five working days of receipt of order. Our supply chain vendors produce the required shipping and receiving documents, provide return goods documentation and reconciliation services.

Packaging design, quality standards, documentation, localization and customer invoicing are functions that are performed by our full-time staff, mostly located in our Santa Clara, California facility. We transfer completed designs and products to our outsourced suppliers for duplication and distribution.

Manufacturing Professional Products

We manufacture various hardware components used in some of our professional products. We also manufacture or replicate copies of our professional software products on CDs when our customers require physical delivery of our products.

We typically have contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our professional products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly, integration and testing at our Novato, California headquarters.

Software packaging and CD duplication for professional products is done primarily in Northern California. Our staff performs some assembly and logistical functions associated with our professional software products. Our staff also replicates some of our software products in-house in the case of certain short run length shipments.

Sole-Sourced Components

We utilize a number of components in our products that are available from only a single source. We purchase these sole-source components from time to time, that is, we do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-sourced components in the past. We are likely to experience similar shortages at some point in the future. Such shortages, as well as pricing fluctuations, can have a significant negative impact on our professional business.

Outsourcing

Over the past several years, we have shifted our hardware manufacturing to an “outsourcing” approach. Under outsourcing, we contract with a single partner organization that takes responsibility for procuring parts and for manufacturing them into complete, tested assemblies that are then released to us according to our instructions. Our current outsourcing arrangement is principally with Arrow-Bell Electronics, Inc. We believe that outsourcing provides us with increased flexibility to increase or decrease production, and allows us to operate our business with substantially reduced inventories thereby reducing financing requirements. During the 2005 fiscal year, we produced most of our hardware via outsourcing. We plan to continue this outsourcing approach.

While we believe outsourcing is advantageous for Sonic, it makes us very dependent on a single production source. Financial, operational, or supply problems encountered by an outsourcing partner or its sub-contractors could seriously hamper or interrupt our ability to manufacture, sell and ship our products.

Proprietary Rights; Intellectual Property

General Approach

We rely on a combination of the following to protect our proprietary rights in our products:

•	patents;

•	trade secrets;

•	copyright law;

•	trademark law;

•	contracts; and

•	technical measures.

We generally sell our products subject to standard purchase and license agreements that restrict unauthorized disclosure of our proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

Patents

We own many patents and have more patent applications pending in the United States and foreign countries. We cannot be certain that our current or future patent applications will be granted, nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive and is highly uncertain in terms of outcome.

The status of patent protection in our industry is not well defined, particularly as it relates to software and signal processing algorithms. In the past several years there has been a trend on the part of patent authorities to grant patents in audio and video processing techniques and, in particular, for software based techniques, with increasing liberality. We believe that it is quite possible that some of our present or future products might be found to infringe issued or yet to be issued patents. It is almost certain that we will be asked by patent holders to respond to infringement claims. If such patents were held to be valid, and if they covered a portion of our technology for which there was no ready substitute, we might suffer significant market and financial losses.

Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called “MPEG LA”; see “Current Infringement Issues” below), not all relevant patent holding companies have joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have endeavored to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing. However, not all of our OEM customers are willing to agree to the terms we seek, and, even if they agree, there is no assurance that such limitations in our bundling agreements will in fact reduce our exposure to liability.

As we have discussed (see “Technology Products – The Advanced Technology Group—Patent Program,” above), we have recently established an active patent management program. Though patent prosecution and defense are subject to the risks mentioned above, we believe that a well run patent program can contribute to our overall strategy, and provide us with a significant revenue stream. We intend to pursue our patent program with considerable vigor over the next several years.

Trade Secrets

We rely to a great extent on the protection the law gives to trade secrets to protect our proprietary technology. Our policy is to request confidentiality agreements from all of our employees and key consultants, and we regularly enter into confidentiality agreements with other companies with whom we discuss our proprietary technology.

Despite trade secret protection, we cannot be certain that third parties will not independently develop the same or similar technologies. Despite contract and procedural measures, we believe that it is practically impossible to guard against unauthorized disclosure or misuse of technology to which we have granted third parties access. We also have significant international operations. Many foreign countries, in law or in practice, do not extend the same level of protection to trade secrets as does the United States.

Current Infringement Issues

In the past we have been advised of various claims for infringement of patents and trademarks of third parties. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. There is no guarantee that we are correct in this assessment. We regularly accrue certain reserves relating to shipments of products based on our assessment of what we may ultimately pay in royalties to various patent holders. Our assessment in this regard may prove to be wrong, in which case we may be exposed to additional financial losses relating to patent infringements.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against Roxio in United States District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of their patents by the Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and continue to defend ourselves vigorously. On February 20, 2004, Roxio, Inc. (now Napster, Inc.) filed a countersuit against Optima Technology Corporation alleging infringement of certain of its patents by their CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date was set for November 1, 2005. Further proceedings in the case have moved the trial date to February 6, 2006.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software Corporation, a subsidiary of Roxio (“MGI”), were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the District Court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the District Court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal (Case No. 05-1142). We, along with the two other remaining defendants in the case, will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI. Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have accrued $2.4 million on our balance sheet as of March 31, 2005 based on our estimate of what will be required to settle various patent claims. Though we believe this accrual is appropriate given the various outstanding claims relative to Roxio and MGI, litigation is an inherently unpredictable process. Thus, the actual amount necessary to settle patent claims related to the Roxio and MGI software products cannot be determined at this time. Accordingly, there can be no assurance that the amounts we will ultimately pay to settle claims relative to Roxio and MGI will not be greater than the amount of the accrual.

International Operations

We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 50% of our revenues. In the fiscal year ended March 31, 2005, approximately 23% of our revenues derived from sales outside the United States. In the fiscal years ended March 31, 2004 and 2003, approximately 40% and 30%, respectively, of our revenues came from sales outside the United States. We expect that a larger percentage of our revenues will derive from sales outside the United States in fiscal year 2006.

Because of our foreign sales, we are exposed to a number of factors that would not be relevant if our sales were largely made within the United States. Currency movements that make the U.S. dollar stronger relative to foreign currencies can effectively raise the price of our products to foreign customers, reducing demand for our products. Import restrictions, tariffs, difficulty in obtaining export licenses for certain technology, the burden of complying with foreign product regulations (particularly those dealing with product safety and RF emissions) and other barriers and restrictions may also impede our ability to do business in foreign countries.

See Note (9) to Consolidated Financial Statements included in this Annual Report for a summary of our operations within various geographic areas.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of June 1, 2005 are as follows:

Name	Age	Position With The Company
Robert J. Doris	52	Chairman of the Board and Chief Executive Officer
David C. Habiger	36	President and Chief Operating Officer
Mary C. Sauer	52	Senior Vice President of Business Development, Secretary and Director
A. Clay Leighton	48	Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of Sonic Solutions.

Robert J. Doris.    Mr. Doris founded Sonic Solutions in 1986, served as Chairman of the Board, President, and Chief Executive Officer from 1986 to April 2005 and since April 2005 has served as Chairman of the Board and Chief Executive Officer. Prior to 1986, he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

David C. Habiger.    Mr. Habiger joined Sonic Solutions in 1993 as a regional sales manager. In 2000, Mr. Habiger was promoted to Vice President of Sales. From 2002 to April 2005, Mr. Habiger served as the Co-General Manager and then sole General Manager of our Roxio Division (formerly known as the Desktop Products Group). Since April 2005, Mr. Habiger has served as our President and Chief Operating Officer. Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago.

Mary C. Sauer.    Ms. Sauer founded Sonic Solutions in 1986 and has served as a Vice President and Director since that time. Ms. Sauer became Senior Vice President of Marketing and Sales in February 1993. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

A. Clay Leighton.    Mr. Leighton joined Sonic Solutions in February 1993 as Vice President of Finance. In January 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer. Prior to joining Sonic, from January 1990 to July 1992 he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm, and from August 1988 to December 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market. Mr. Leighton also has worked as strategy consultant for the Boston Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Item 2.    PROPERTIES

In connection with our recent acquisition of the Roxio CSD we acquired additional facilities located in California, Texas, Canada, Japan, United Kingdom and Germany. Our principal administrative, sales and marketing, research and development and support facility is located at 101 Rowland Way in Novato, California and consists of approximately 38,000 square feet under a lease that expires in 2010.

We have additional research and development facilities in San Luis Obispo, California; San Jose, California; Wayne, Pennsylvania; Shanghai; and Taipei.

We also have sales offices located in London, Tokyo and Germany.

Item 3.    LEGAL PROCEEDINGS

See “Business – Company Operations – Proprietary Rights; Intellectual Property – Current Infringement Issues” for a discussion of certain outstanding legal proceeding.

As part of our normal course of business, we apply for U.S. and foreign registrations on various Sonic trademarks. In some instances, these applications may be opposed by entities seeking to block or curtail our use of such marks in a particular jurisdiction. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business.

We may, from time to time, become involved in other litigation relating to claims arising from our ordinary course of business activities.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	MARKET FOR SONIC SOLUTIONS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market. As of March 31, 2005, there were approximately 118 registered holders of our Common Stock. We believe, however, that many beneficial holders of our Common Stock have registered their shares in nominee or street name, and that there are substantially more than 118 beneficial owners. The low price and high price of our Common Stock during the last eight quarters are as follows:

	Low Price	High Price
Quarter ended June 30, 2003	$5.450	$9.350
Quarter ended September 30, 2003	$7.500	$16.620
Quarter ended December 31, 2003	$13.790	$20.080
Quarter ended March 31, 2004	$15.250	$22.500
Quarter ended June 30, 2004	$17.060	$23.670
Quarter ended September 30, 2004	$12.200	$21.330
Quarter ended December 31, 2004	$16.290	$23.190
Quarter ended March 31, 2005	$13.070	$22.660

We have not paid any dividends on our Common Stock during the periods set forth above. It is presently the policy of our Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

In December 2001, we issued 250,000 shares of Series E Convertible Preferred Stock to Sanshin Electronics Co., Ltd. in conjunction with its $1 million equity investment in Sonic Solutions. In addition to the equity investment, it was agreed that the distributor agreement by and between Sanshin and Sonic Solutions would be extended. Each share of Series E Convertible Preferred Stock is convertible into one share of Common Stock. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act. These securities were sold to one investor which represented it was sophisticated and accredited. During the fiscal year ended March 31, 2003, all shares of Series E Convertible Preferred Stock were converted into 250,000 shares of our Common Stock.

In December 2002, we issued 1,290,948 shares of Series F Preferred Stock convertible into 1,290,948 shares of our Common Stock (subject to adjustment for stock splits and the like) in connection with our acquisition of certain assets of VERITAS. These securities were exempt from registration pursuant to Section 4(2) of the Securities Act. Pursuant to the asset purchase agreement we entered into an amended and restated registration rights agreement with VERITAS under which we provided registration rights for the shares issued once they were converted into shares of our Common Stock. During March 2003, all shares of Series F Preferred Stock were converted into 1,290,948 shares of our Common Stock.

In December 2004, in conjunction with our acquisition of the Roxio CSD and pursuant to the terms of the Amended Purchase Agreement, we issued Roxio 653,837 shares of our common stock (the “Shares”) as part of the Purchase Price for the Roxio CSD. Under the terms of the Amended Purchase Agreement, Sonic Solutions has agreed to file a registration statement with respect to the sale of the Shares by Roxio.

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. The information is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption “Statement of Operations Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended March 31, 2005, are derived from the consolidated financial statements of Sonic Solutions. The consolidated financial statements as of March 31, 2005 and 2004, and for each of the years in the three-year period ended March 31, 2005, and the report of the Independent Registered Public Accounting Firm thereon, are included elsewhere in this Form 10-K.

	Years Ended March 31,
	2001	2002	2003	2004	2005
	(in thousands except share and per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenue	$16,519	$19,104	$32,718	$56,853	$90,627
Cost of revenue	5,892	5,743	7,447	7,052	13,373

Gross profit	10,627	13,361	25,271	49,801	77,254

Operating expenses:
Marketing and sales	8,710	8,601	8,762	12,629	21,117
Research and development	5,148	5,897	10,625	19,731	31,618
General and administrative	2,514	2,095	3,100	4,669	9,845
Acquired in-process technology	—	—	—	—	3,100
Business integration	—	705	—	—	2,190

Total operating expenses	16,372	17,298	22,487	37,029	67,870

Operating income (loss)	(5,745)	(3,937)	2,784	12,772	9,384
Other income (expense)	(110)	(79)	(47)	238	209
Provision (benefit) for income taxes	—	166	200	1,926	1,051

Net income (loss)	($5,855)	($4,182)	$2,537	$11,084	$8,542

Basic income (loss) per share	($0.47)	($0.30)	$0.15	$0.54	$0.37
Weighted average shares used in computing per share amounts	12,402	14,157	16,391	20,459	23,347

Diluted income (loss) per share	($0.47)	($0.30)	$0.13	$0.46	$0.32
Weighted average shares used in computing per share amounts	12,402	14,157	19,311	23,889	26,529

BALANCE SHEET DATA (at year end):
Working capital	$458	$1,981	$8,004	$32,437	$17,793
Long term obligations (1)	—	—	—	75	30,041
Total assets	11,738	18,478	28,353	70,945	165,948
Shareholders’ equity	5,455	5,196	19,426	55,723	99,423

(1)	Consisting of long term capital lease and debt obligations.

Summarized quarterly financial information for fiscal years 2005 and 2004 is as follows (in thousands, except share and per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2005
Net revenue	$17,909	$17,437	$19,677	$35,604
Gross profit	16,048	15,798	17,180	28,228

Operating income (loss)	4,388	3,618	(736)	2,114
Net income (loss)	3,987	3,575	(419)	1,399

Basic income (loss) per share	$0.18	$0.15	$(0.02)	$0.06
Weighted average shares used in computing per share amounts	22,044	23,422	23,627	23,347

Diluted income (loss) per share	$0.16	$0.14	$(0.02)	$0.05
Weighted average shares used in computing per share amounts	25,461	26,400	23,627	26,979

Common Stock Price Range:
High	$23.67	$21.33	$23.19	$22.66
Low	$17.06	$12.20	$16.29	$13.07

Fiscal Year 2004
Net revenue	$12,022	$12,695	$14,834	$17,302
Gross profit	10,274	11,042	13,100	15,385

Operating income	2,024	2,261	3,636	4,852
Net income	1,642	1,898	3,208	4,336

Basic income per share	$0.09	$0.09	$0.15	$0.20
Weighted average shares used in computing per share amounts	18,434	20,118	21,516	21,766

Diluted income per share	$0.08	$0.08	$0.13	$0.17
Weighted average shares used in computing per share amounts	21,557	23,462	24,770	25,197

Common Stock Price Range:
High	$9.35	$16.62	$20.08	$22.50
Low	$5.45	$7.50	$13.79	$15.25

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our OEM partners, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors,” our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

A large portion of our quarterly professional product revenue usually is generated in the last few weeks of the quarter. Since our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, if OEM partner shipments do not meet our forecast or if, professional revenue generated in the last few weeks of a quarter or year do not meet our forecast operating results can be very negatively affected.

OVERVIEW

We develop and market computer software related to digital media—that is data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful optical disc based digital media formats—the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD-Video”). Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats;

•	editing video programs;

•	playing DVD-Video discs;

•	managing digital media on a computer’s file system;

•	editing and adjusting digital photographs; and

•	backing up the information contained on hard discs attached to computers.

Most of the products we sell include only software, though in our professional business we sometimes include “plug-in” computer hardware with our software. We also license the software technology underlying our tools to other companies to incorporate in products they develop. Most of the software we sell is intended for use on Windows personal computers, but some of our products operate on the Macintosh OS, and some operate on Linux as well.

We organize our business into three operating units:

•

Professional Products Group – Our Professional Products Group offers professional products including advanced DVD-Video creation tools intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator®, Scenarist®, DVD Producer™, ReelDVD®, and DVD-Audio Creator, all under the “Sonic” brand name. In addition to computer-based tools, we offer content development services under the InterActual® brand name that enable professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video end users who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a world-wide sales force augmented with a specialized dealer network.

•	Roxio Division – The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC™, CinePlayer™, DVDit®, Easy DVD Copy™, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator™, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as on our webstore and in retail channels (both “bricks and mortar” and web-based channels). Since we finalized our acquisition of the Roxio CSD in December 2004, we have been transitioning all of our consumer applications software products to the Roxio brand. As of the date of this report, this process is not complete. We anticipate a full transition to the Roxio brand later in fiscal year 2006.

•	Advanced Technology Group – The Advanced Technology Group offers software and software components to PC application and consumer electronics developers. We market much of this software under the brand name “AuthorScript.” The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

It is difficult to draw a clear distinction between some of the business conducted by the Roxio Division and some of the business conducted by the Advanced Technology Group. Thus, for purposes of reporting financial results by business segment we group the business of the Roxio Division together with that of the Advanced Technology Group under the category of “consumer software.”

During fiscal year 2005, we experienced continued growth in our net revenue as well as growth in our profitability and net income. Our revenue growth for fiscal year 2005, which amounted to an increase of 59% from the same period in the prior year, was driven mainly by an increase in sales of our consumer products through new and existing OEM licensing agreements. The increase was attributable, at least in part, to product lines we acquired as part of the Roxio CSD. International sales decreased to 23% of our net revenue for fiscal year 2005, down from 40% of our net revenue for fiscal year 2004. Approximately 33% of our net revenue for fiscal year 2005 resulted from sales to Dell, and our top three customers accounted for 39% of our revenues. The loss of any of these customers would have a material adverse effect on our financial results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts and returns, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is generally measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

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

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional progress. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Revenue from software product sales to distributors is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”. These allowances are recorded as a direct reduction of revenues and as a contra to net accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

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

Unbilled Receivables

In connection with the Roxio CSD acquisition we originally recorded approximately $397,000 as unbilled receivables which represent our estimate of the OEM royalty reports we expect to receive after December 17, 2004 for shipments prior to December 17, 2004. As of March 31, 2005, we recorded an additional amount of approximately $121,000 as unbilled receivables, which represent our estimate of the remaining OEM royalty reports we expect to receive after December 17, 2004 for shipments prior to December 17, 2004.

Allowance for Doubtful Accounts

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

On April 1, 2002 we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the quarter ended December 31, 2002, from our InterActual acquisition during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as a purchase. As of March 31, 2005, no events have occurred that would lead us to believe that there has been any impairment.

Impairment of Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes certain provisions of Accounting Principles Board Opinion (“APB Opinion”) No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In accordance with SFAS No. 144, we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of March 31, 2005.

Stock Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. See Notes 1 and 7 to our consolidated financial statements for March 31, 2003, 2004 and 2005 included elsewhere in this Form 10-K for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Consolidated Income Statement similar to our pro forma disclosure under SFAS 123, as amended. For example, the impact of applying SFAS 123 for fiscal year 2005 would have adjusted our diluted net income per share from $0.32 to a diluted net loss of $0.01.

OTHER DISCLOSURES

Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly-owned subsidiary in Japan, called “Sonic Japan KK.” After the acquisition of the Roxio CSD, in Japan, we combined the Roxio acquired subsidiary into Sonic’s established subsidiary, which is now called Sonic Solutions Kabushiki Kaisha (K.K.), and we currently have a total of 17 employees in this subsidiary. This subsidiary was established to handle the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

During the quarter ended September 30, 2003, we established a wholly-owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this new subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This new subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations, which include development and sales offices in North America, Europe, Japan and Taiwan.

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with the acquisition of InterActual. This subsidiary includes all the acquired assets and liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations personnel.

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands. Two hundred and twelve former Roxio CSD employees joined Sonic, of which one hundred and thirty-two currently work in our foreign offices. In April 2005, we combined the two Japanese subsidiaries, including the operations and personnel.

Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for fiscal years 2003 through 2005:

	Years ended March 31,
	2003	2004	2005
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	22.8	12.4	14.8

Gross profit	77.2	87.6	85.2
Operating expenses:
Marketing and sales	26.8	22.2	23.3
Research and development	32.5	34.7	34.9
General and administrative	9.4	8.2	10.9
Acquired in-process technology	—	—	3.4
Business integration	—	—	2.3

Total operating expenses	68.7	65.1	74.8

Operating income	8.5	22.5	10.4
Other income (expense)	(0.1)	0.4	0.2
Provision for income taxes	0.6	3.4	1.2

Net income	7.8%	19.5%	9.4%

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2005, 2004 and 2003

Net Revenue.    Our net revenue increased from $32,718,000 in fiscal year 2003 to $56,853,000 in fiscal year 2004, representing an increase of 74%, and increased to $90,627,000 in fiscal year 2005, representing an increase of 59% from fiscal year 2004. The increase in net revenue in fiscal year 2004 was primarily due to the increase in sales of our consumer products, which increased approximately 114%. This increase was due to sales to new OEM partners as well as to an increase in volume of sales reported by existing OEM partners. The increase in sales was also due to the full year inclusion of the results of OEM licensing agreements that we assumed as part of our acquisition on the DMD business of VERITAS in December 2002. The increase in sales of our consumer products was offset in part by a decrease in our revenues deriving from sales of professional products of approximately 18%. The increase in net revenue in fiscal year 2005 was primarily due to the increase in volume of sales reported, both from new and existing OEM partners, of our consumer software products, which increased approximately 69%. This increase was also due to the addition of product lines acquired as part of the Roxio CSD acquisition, which we completed in mid December 2004. The increase in net revenue in fiscal year 2005, was also due, in small part, to increased sales of our professional products (approximately 1%), due primarily to the acquisition of InterActual in February 2004. The following table includes the breakdown of revenue by consumer and professional products for the fiscal years ended March 31, 2003, 2004, and 2005 (in thousands):

	Years Ended March 31,
	2003	2004	2005
Revenues
Consumer	$22,832	$48,780	$82,487
Professional products	9,886	8,073	8,140

Total net revenue	$32,718	$56,853	$90,627

International sales accounted for $9.8 million, or 30% of our net revenue in fiscal year 2003, $23.0 million or 40% of our net revenue in fiscal year 2004 and $20.4 million or 23% of our net revenue in fiscal year 2005. The percentage increase in fiscal year 2004 was due to the increase in international sales of OEM and development revenue from our consumer products. The percentage decrease in fiscal year 2005 was due to the increase in domestic sales of OEM, retail and development revenue from our consumer products as well as decline in sales of our professional products to our European customers. Sales to Japan accounted for 19%, 28% and 11% of our net revenue for the fiscal years 2003, 2004 and 2005, respectively. International sales have historically ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the fiscal years ended March 31, 2003, 2004, and 2005 indicated by geographic location (in thousands):

	Years Ended March 31,
	2003	2004	2005
North America	$22,874	33,831	70,221
Export:
France	285	377	928
Germany	349	1,438	2,896
United Kingdom	636	1,047	1,572
Other European	1,460	1,770	2,987
Japan	6,368	15,922	9,845
Taiwan	142	1,142	1,288
Other Pacific Rim	594	615	781
Other international	10	711	109

Total net revenue	$32,718	56,853	90,627

Cost of Revenue.    Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue decreased from 22.8% of net revenue in fiscal year 2003 to 12.4% in fiscal year 2004 and increased to 14.8% in fiscal year 2005. The decrease in cost of revenue as a percentage of net revenue in fiscal year 2004 was primarily due to a shift in sales product mix towards higher margin consumer products, including software license and development contracts, and to the decrease in hardware as a percentage of revenue in our professional products. The increase in cost of revenue as a percentage of net revenue in fiscal year 2005 was primarily due to the Roxio CSD software acquired in mid December 2004, which included a higher percentage of retail sales, which carry a lower margin.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During fiscal year 2004 and 2005, we capitalized approximately $397,000 and $295,000, respectively, and amortized approximately $322,000 and $463,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD business acquisitions. During fiscal year 2004 and 2005, we capitalized approximately $2,130,000 and $47,900,000, respectively, and amortized approximately $577,000 and $1,752,000, respectively, relating to technology and intangibles acquired pursuant to these acquisitions.

Significant Customers.    Revenue from two customers, Adobe and Microsoft, accounted for 13% and 10%, respectively, of our total net revenue for the fiscal year 2003. Three customers accounted for 22%, 13% and 11%, respectively, of our total net revenue for fiscal year 2004. Dell accounted for 33% of our total net revenue for fiscal year 2005. In each of those fiscal years, no other customer accounted for more than 10% of our revenue. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Revenue			Percent of Total Accounts Receivable
	Years Ended March 31,			March 31,
	2003	2004	2005	2004	2005
Dell	8%	22%	33%	—	—
Hewlett-Packard	5%	13%	3%	—	—
Sony	4%	11%	—	30%	—
Adobe	13%	—	—	—	—
Microsoft	10%	2%	3%	14%	—

Gross Profit.    Our gross profit as a percentage of net revenue increased from 77.2% for fiscal year 2003 to 87.6% for fiscal year 2004 and decreased to 85.2% for fiscal year 2005. The increase in our gross profit in fiscal year 2004 was primarily due to a shift in sales product mix towards higher margin consumer products and to the reduction of hardware as a percentage of revenue in our professional audio and video systems. The decrease in our gross profit in fiscal year 2005 was primarily due to the increase in cost of sales associated with the product lines acquired as part of the Roxio CSD acquisition, which are distributed to a large extent through retail channels and which generally exhibit a lower gross margin than our historical consumer software sales.

Post the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end users via retail channels (both physical and web-based). Retail sales often require physical fulfillment of customer orders (involving shipment of boxes, CDs or DVDs and manuals) and thus exhibit higher costs than our traditional business. In addition, retail channels are often quite competitive, sometimes requiring price reductions to maintain market share. The combination of higher costs and possibly lower prices results in lower gross margins for retail sales than we have been accustomed to in our traditional business. Thus, you should not rely on our past margins as an indication of future results.

Marketing and Sales.    Marketing and sales expenses mainly consist of employee salaries and benefits, travel, consulting, marketing, and other promotional expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $8,762,000 in fiscal year 2003 to $12,629,000 in fiscal year 2004 and to $21,117,000 in fiscal year 2005. Marketing and sales represented 26.8%, 22.2% and 23.3% of net revenue for fiscal year 2003, 2004 and 2005, respectively. Our marketing and sales expenses increased in fiscal year 2004 primarily due to an increase in salary expenses of approximately $1,375,000 relating to the increase in headcount and an increase in dealer and employee commission expense of approximately $1,440,000. Our marketing and sales expenses increased in fiscal year 2005 primarily due to an increase in salary expenses relating to the overall increase in headcount. The increase was also due to increased marketing and advertising costs. Our marketing and sales headcount increased from 50 at March 31, 2003 to 64 at March 31, 2004 and increased to 168 at March 31, 2005. We anticipate that marketing and sales expenses will increase in fiscal year 2006 due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year. We anticipate that marketing and sales expenses will also continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

Research and Development.    Research and development expenses mainly consist of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $10,625,000 in fiscal year 2003 to $19,731,000 in fiscal year 2004 and to $31,618,000 in fiscal year 2005. Our research and development expenses represented 32.5%, 34.7% and 34.9% of net revenue for fiscal years 2003, 2004 and 2005, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount, which increased from 141 at March 31, 2003 to 206 at March 31, 2004 to 353 at March 31, 2005. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions, including 113 recently added as a result of the Roxio CSD acquisition. We anticipate that research and development expenses will increase in the future due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year. We anticipate that research and development expenditures will continue to increase in future periods as our net revenue increases.

General and Administrative.    General and administrative expenses mainly consist of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $3,100,000 in fiscal year 2003 to $4,669,000 in fiscal year 2004 and to $9,845,000 in fiscal year 2005. These expenses represented 9.5% of net revenue in fiscal year 2003, 8.2% of net revenue in fiscal year 2004 and 10.9% of net revenue in fiscal year 2005. General and administrative expenses increased in fiscal year 2003 and 2004 primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in our headcount from 211 at March 31, 2003 to 296 at March 31, 2004 to 602 at March 31, 2005. Included in this headcount increase are 113 engineers and development personnel, 72 sales and marketing personnel, and 27 general and administrative personnel hired in connection with the Roxio CSD acquisition, which was completed in mid December 2004. The increase in fiscal year 2005 was also due to the increased expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act. During the fourth quarter of fiscal year 2005 we incurred approximately $1,968,000 in professional services associated with the implementation of these requirements. We anticipate that general and administrative expenses will increase in the future as our operations expand.

Acquired In-Process Technology.    Acquired in-process technology expenses for fiscal year 2005 included the write-off of the in-process research and development acquired in connection with the Roxio CSD acquisition, which was completed in December 2004. We had identified research projects in areas for which technological feasibility had not been established and no alternative future use existed. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and the applying a percentage of completion to the calculated value. This amount represents the value of research and development efforts related to technologies that had not reached technological feasibility and for which there was no future alternative use, as determined on the acquisition date.

Business Integration Expense.    Business integration expenses primarily consisted of expenses we incurred to transition the recently acquired Roxio CSD business into our existing operations. These expenses include incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000 and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000.

Other Income and Expense, Net.    Other income on our consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $96,000, $214,000 and $998,000 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. Other expense in fiscal years 2003 and 2004 primarily consisted of write-downs of investments in other entities, which totaled approximately $151,000 and $69,000, respectively, which was offset in part by the interest income discussed above. Interest income increased in the periods presented as a result of our increased cash balances invested. However, we anticipate that net interest income or expense will decrease or become an expense item in future periods due to our increased borrowings. Other income and expense for fiscal year 2004 and 2005 consisted of gain and loss realized from foreign currency fluctuations.

Provision for Income Taxes.    In accordance with SFAS No. 109, “Accounting for Income Taxes,” we made no provision for Federal income taxes for our 2003 fiscal year due to Federal net operating loss carryforwards and other Federal credits. Federal provisions in the amounts of $215,000 and $308,000 were made for fiscal years 2004 and 2005, respectively. State provisions in the amounts of $4,000, $33,000 and $93,000 were made for fiscal years 2003, 2004 and 2005, respectively. For the 2003, 2004 and 2005 fiscal years, foreign tax expense was recorded in the amounts of $196,000, $1,678,000 and $650,000, respectively, to reflect the taxes withheld by various foreign customers and paid to the foreign taxing authorities.

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

On November 13, 2002, we entered into an agreement with VERITAS to acquire the business of the VERITAS DMD, which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

Under this agreement with VERITAS we acquired all the software and other intellectual property required to carry on development and marketing of products sold by the DMD business, and we assumed essentially all of outstanding customers and other contracts of the DMD business. Under this agreement, approximately 40 individuals of the DMD business joined Sonic.

Under the VERITAS agreement, we issued 1,290,948 shares of Series F preferred stock valued at $8,471,000 and convertible into 1,290,948 shares of our common stock. The total purchase price was approximately $9,433,000 and the accounting for this transaction was applied pursuant to the purchase accounting method.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual®

player, and all engineering and service operations. We plan to use the technology acquired from InterActual to develop new products that are compatible with emerging new DVD formats, including the first new High Definition DVD standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to its customers. Twenty-three former InterActual employees joined Sonic. The majority of the employees are located in San Jose, California. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

On December 17, 2004 Sonic Solutions and Roxio, Inc. entered into the Amended Purchase Agreement for the Roxio CSD acquisition. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic Solutions and Roxio entered into on August 9, 2004. On December 21, 2004, Sonic announced that it had completed its previously announced purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Many of the employees, 212, joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities generated cash of $153,000 in fiscal year 2003, $13,927,000 in fiscal year 2004 and $22,189,000 in fiscal year 2005.

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

During fiscal year 2005, cash generated by operations included net income of $8,452,000, including depreciation and amortization of $4,393,000. Cash generated by operations was primarily a result of net income, depreciation and amortization, an increase in accounts payable and accrued liabilities of $4,637,000, and an increase in deferred revenue and deposits of $967,000. The increase in deferred revenue was the result of prepayments and deposits received from OEM and licensing customers.

In addition to our operations, we utilized cash during the 2003, 2004 and 2005 fiscal years to purchase new fixed assets, and to fund the development of capitalized software. During fiscal year 2003, cash of $2,275,000 was used to complete the acquisition of the Ravisent product line from Axeda and $962,000 was used to complete the acquisition of the DMD business from VERITAS. During fiscal year 2004, cash of $9,416,000 was used to complete the InterActual acquisition. During fiscal year 2005, cash of $75,163,000 was used to complete the Roxio CSD acquisition.

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

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000 under the Form S-3 Registration Statement. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

On December 17, 2004 Sonic Solutions and Roxio, Inc. entered into the Amended Purchase Agreement for the Roxio CSD acquisition. Pursuant to the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof.

On December 15, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with Union Bank of California, N.A. (“UBOC”) that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007. The Credit Facility was obtained for general corporate purposes, including for working capital and to finance a portion of our purchase of the consumer software product division of Roxio. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

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

As part of our business strategy, we regularly evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced, shareholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

We lease certain facilities and equipment under noncancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1,598,000, $2,065,000 and $2,913,000 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. On February 3, 2004, we signed an Amendment No. 3 to our office lease for our Novato Headquarters office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio software acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility. We have provided an accrual of approximately $500,000 to restore the building to its original condition; and

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in December 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hills Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under our debt obligations, and operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Contractual Obligations.

		Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating and capital leases (1)	$11,744	3,553	5,753	2,438	—
Debt obligation (2)	30,125	84	30,041	—	—

Total	$41,869	3,637	35,794	2,438	—

(1) Operating and capital leases includes our rent obligations on our occupied properties and includes our site restoration obligation to restore one facility back to its original state upon the term of the lease. As of March 31, 2005, approximately $655,000 of the site restoration obligation had been accrued.

(2) On December 15, 2004 we entered into the Loan Agreement, as discussed above, with UBOC that provides for a three-year revolving credit facility. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. The Credit Facility matures on September 30, 2007.

As of March 31, 2005, we had cash and cash equivalents of $35,436,000 and working capital of $17,793,000. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months.

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

RISK FACTORS

You should carefully consider the risk factors set forth below as well as those in other documents we file with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair business operations. The risks identified below could harm our business and cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

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

The market for our products is characterized by rapid changes in technology. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for, and sales of, our products and the PCs and consumer electronics devices with which our products are bundled;

•	introduction of new products by us and our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders and shipments of our products;

•	changes in the mix of products sold and the impact on our gross margins;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	our ability to enter into or renew on favorable terms our licensing and distribution agreements;

•	the costs associated with the defense of litigation and intellectual property claims; and

•	general economic conditions specific to the DVD audio and video recording market, as well as related PC and consumer electronics markets.

Although we were profitable for fiscal years 2003, 2004 and 2005, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Furthermore, given the general uncertainty of market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income in fiscal year 2006.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to book a significant portion of quarterly revenues in the last month or last weeks of a quarter, and we generally do not know until quite late in a quarter whether our sales expectations for the quarter will be met. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. For many of our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional review of reports after we receive them but prior to including them in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, result in negative reported operating results. Because most of our quarterly operating expenses and our inventory purchasing are committed well before quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be impacted adversely. If we have lower revenues than we expect, we will not be able to quickly reduce our spending in response. From time to time, we also may make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

On December 17, 2004 we acquired the assets of the Roxio CSD for $70.0 million in cash and 653,837 shares of Sonic common stock, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments.

In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the patents and trademarks of the Roxio CSD, and assumed substantially all the liabilities of the Roxio CSD. Two hundred and twelve former employees of the Roxio CSD joined Sonic.

On February 13, 2004, we acquired all of the stock of InterActual for $8.8 million in cash. In the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual® player, and all engineering and service operations. Twenty-three former employees of InterActual joined Sonic.

The integration of the Roxio CSD and InterActual, as well as any future businesses we may acquire, into our existing business is and will be a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

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

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may affect adversely the trading price of our common stock.

We have grown in recent years, in part due to recent acquisitions such as our Roxio CSD acquisition, and if our executive team is unable to effectively manage our growing company, our operating results and our ability to expand further our operations may suffer.

Our success depends on our ability to effectively manage the growth of our operations. As a result of our recent acquisitions, we have significantly increased our headcount from 110 at March 31, 2002 to 602 at March 31, 2005. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries, we have increased our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We are dependent on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the fourth quarter of fiscal year 2005 approximately 21% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 39% of our revenue was derived from revenue recognized on retail agreements from three national and international distributors (Ingram, Rush Order and Navarre). For the fiscal year 2005 approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. For the fiscal year 2005, revenue recognized on retail agreements from Ingram, Rush Order and Navarre was less than 10%. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

As a result of the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end-users via retail channels through our network of national and international distributors, including Navarre and Ingram Micro. For the full fourth fiscal quarter ended March 31, 2005, revenue recognized from these distributors as a percentage of revenue was significant, as discussed above. We anticipate that revenue recognized on sales to distributors will continue to represent a significant percentage of revenue in future periods.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other risks that could increase our operating expenses or disrupt our business.

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 30%, 40% and 23% of our revenues in fiscal years 2003, 2004 and 2005, respectively. In connection with the Roxio CSD acquisition, we currently anticipate that we will generate additional international sales. International sales historically represented approximately

20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

Furthermore, although some of our revenue and expenses related to our international operations are transacted in U.S. dollars, we are exposed to currency exchange fluctuations and we expect to be more so exposed in the future as business practices evolve and we are forced to transact a greater portion of our business in local currencies. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

Also, as a result of recent acquisitions, particularly Roxio CSD, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of March 31, 2005, we have 7 major locations (a location with more than 15 employees) and employ over 199 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to the following additional risks, among others:

•	currency movements in which the U.S. dollar becomes significantly stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	currency movements in which a foreign currency in which we incur expenses related to foreign operations becomes significantly stronger with respect to the U.S. dollar, thereby, raising our expense level for the same level of operating activity;

•	import and export restrictions and duties, including tariffs and other barriers;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations;

•	liquidity problems in various foreign markets;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition.

As part of our efforts to enhance our existing products and introduce new products, as well as grow our business and remain competitive, we have pursued, and we may pursue in the future, acquisitions of complementary companies, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. Further, once integrated, acquisitions may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or we may be required to seek additional debt or equity financing.

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

Our product prices may decline, which could harm our operating results.

The market for our software in intensely competitive. It is likely that prices for our OEM products will decline due to competitive pricing pressures from other software providers, due to competition in the PC industry and due to concentration among OEM customers resulting in their having strong negotiating positions relative to us. In addition, as a result of the Roxio CSD acquisition, we will derive a greater portion of our revenue from retail sales, which also are subject to significant competitive pricing pressures. We may experience additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits.

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

Any interruption in the operations of our vendors of sole source components could affect adversely our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

Much of our consumer revenue is derived from sales through OEM customers for copies of our software bundled with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could impact negatively sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs or on a stand-alone basis. Consumer acceptance of these digital media devices depends significantly on the price and ease-of use for these devices. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, the growth of this market may decline, which may affect adversely sales of our consumer products to our OEM customers.

In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their end products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will be impacted adversely and we may be less profitable than forecasted or unprofitable.

Furthermore, we are dependent on reports prepared by the OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective action may result in negative impact on our business or our reported results, for example, we could conclude that our prior reported net revenue and related results may be less than previously reported.

Changes in requirements or business models of our OEM customers may affect negatively our financial results.

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic demands. Because there are a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, which could impact negatively our revenues and results of operations. If particular OEMs demand certain product or product features that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, our revenues and our results of operations could be affected negatively. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. These OEM relationships serve an important role in distributing our software to the end-user and positioning the market for upgrades to our more fully featured software products. If we are unable to maintain or expand our relationships with OEMs, our business will suffer.

We rely on distributors to sell our products and disruptions to these channels would affect adversely our ability to generate revenues from the sale of our products.

As a result of the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end-users via retail channels through our network of national and international distributors. There are currently two distributors that account for a significant portion of sales of Roxio software, and we anticipate that this trend will continue as we integrate the Roxio CSD business into our operations. As a result, any decrease in revenue from these distributors or the loss of one of these distributors and our inability to found a satisfactory replacement in a timely manner could affect adversely our operating results.

Moreover, as we generate a greater portion of our revenue from distribution relationships, our failure to maintain favorable arrangements with our distributors may adversely impact our business. For example, our distributors and the retailers who sell our software to the public also sell products offered by our competitors. If our competitors offer our distributors or retailers more favorable terms, those distributors or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors or retailers. If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors through their exercise of contractual return rights. If direct sales to customers through our own online channels increase, our distributors and retailers may suffer decreased sales as a consequence. These changes may cause our distributors to cease distribution of our products or seek more favorable terms, either of which could seriously harm our business.

If we fail to protect our intellectual property rights, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and pending applications for additional patents in the United States and in foreign countries. We also acquired trademark protection for DVDit®, MyDVD®, DVD Creator®, DVD Fusion, RecordNow!®, Backup MyPC™, CinePlayer™, AuthorScript®, ReelDVD® and Primo SDK, among other products of ours. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed or sold. Moreover, despite our efforts, these measures only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. Patent protection throughout the world is generally established on a country-by-country basis. Failure to obtain patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not develop independently similar technology, duplicate our products or design around any of our patents or other intellectual property rights we hold.

If we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in litigation relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others, our business could be harmed seriously because the value ascribed to our intellectual property could diminish and result in a lower stock price. To the extent we are unable to protect our proprietary rights, competitors also may enter the market offering products identical to ours, with a negative impact on sales of our products.

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

Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD and MPEG technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby Licensing Corporation covering Dolby Digital Audio, with Meridian Audio Limited covering Meridian Lossless Packing, with MPEG-LA (see below) covering various aspects of MPEG-2 video compression technology, and with Thomson/Fraunhofer covering various aspects of MPEG-2 and layer 3 audio compression technology, among others. Such license agreements may not be sufficient to grant us all of the intellectual property rights necessary to market our products.

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

Additionally, in connection with the Roxio CSD acquisition, we assumed a number of patent infringement suits involving Roxio for which we have potential liability. For example, Optima Technology Corporation filed a lawsuit against us alleging infringement of certain of their patents by Roxio’s Easy CD Creator line of products. In April 2002, Roxio and MGI were notified by a number of companies that certain of Roxio and MGI’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies, including Roxio and MGI, claiming patent infringement. These patent infringement suits are discussed in greater detail under the caption “Current Infringement Issues” in Item 1 above.

Patent infringement litigation can be time consuming and costly, may divert management resources and may result in the invalidation of our intellectual property rights. If such litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and required to cease production of infringing products, terminate our use of infringing technology or develop non-infringing technology and obtain a royalty or license agreement to continue using the technology at issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. Our use of protected technology may result in liability that threatens our continuing operation.

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Apple Computer, ArcSoft, CyberLink, Intervideo, Inc., MedioStream, Nero, Pinnacle (the acquisition of Pinnacle by Avid Technology has been announced and is currently pending) and Ulead (Intervideo recently announced that it has acquired a controlling interest in Ulead). Some of these companies have greater financial and technological resources than we do.

Because our products are designed to adhere to industry standards, to the extent that we cannot distinguish our products from those produced by our competitors, our current distributors and customers may choose alternate producers or choose to purchase products from multiple vendors. We may be unable to compete effectively with the other vendors if we cannot produce products more quickly or at lower cost than our competitors.

We cannot provide any assurance that the industry standards on which we develop new products will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future. Accelerated product introductions and short product life cycles require significant expenditures for research and development that could affect adversely our operating results. Further, any new products we develop may not be introduced in a timely manner or in advance of our competitor’s products and may not achieve the broad market acceptance necessary to generate significant revenues.

Revenue derived from our professional products and services have declined in recent years and may continue to decline.

We have recently experienced revenue declines in the professional segment and, absent new format introductions, such as the proposed high definition video optical disc formats, we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. Although the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically, hence we do not expect that DVD production facilities will increase the rate of their capacity expansion. Instead, they may decrease the rate of their expansion resulting in a lower level of sales for us.

We may encounter significant challenges as our business comes to depend more on sales of consumer products.

We anticipate that our business will continue to evolve to depend more on sales of consumer products to generate additional revenue and grow our business. If this trend continues, we will be subject to risks due to changing consumer demands, extensive competition which may result in price erosions, products liability litigation and product warranty concerns.

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the winter holiday season. Due to the importance of the winter holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers fall below our expectations in November and December (for example, if specific events cause consumer confidence to drop or other factors limit consumer spending), our business, financial condition and annual operating results may be materially adversely affected.

Success in our consumer segment will depend upon our ability to enhance and distinguish our existing products, to introduce new competitive products with features that meet changing consumer requirements, and to control our inventory levels to avoid any significant impact from sudden price decreases.

Moreover, our success will depend on our ability to sell effectively our products in the consumer market. Historically, the major portion of sales of our consumer products were through bundling arrangements with our OEM customers. However, as we have increased our sales of consumer software, we have increasingly relied on sales of our software through direct (Sonic webstore) channels, as well as retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and will take more time and effort to penetrate. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming any of these challenges our business and results of operations may be harmed.

We may need to develop additional channels to market and sell our professional products, which may not occur.

We rely on dealers for the vast majority of sales for our professional products. Recruiting and maintaining dealers can pose significant challenges. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with our products. We may fail to attract the dealers necessary to expand our sales and business reversals or turnovers at dealer organizations may have a negative impact on our sales. Moreover, the attractive dealers in a targeted region may carry competing products. If our competitors offer our dealers more favorable terms, our dealers may de-emphasize or decline to carry our products.

Our revolving credit facility imposes significant operating and financial restrictions which may prevent us from capitalizing on business opportunities and taking some actions.

Our revolving credit facility imposes significant operating and financial restrictions on us. These restrictions will limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate with other businesses. In addition, our revolving credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not hinder our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Currently, the borrowings under the credit facility are secured by a lien on substantially all of our assets.

Further, we may require additional capital in the future to expand our business operations, acquire complementary businesses or replenish cash expended sooner than anticipated. Our current revolving credit facility may restrict us from obtaining additional capital or such additional capital may not otherwise be available to us on satisfactory terms, if at all.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new, high definition, formats including HD-DVD and Blu-Ray Disc. We expend significant time and effort to develop new products in compliance with these new formats. If these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

Our reliance on outsourcing our web store makes us vulnerable to third parties’ operational problems.

We have initiated a web-based retail store for our consumer products including DVDit® and MyDVD®, as well as some of our professional products, for example, ReelDVD®. We currently outsource our web store targeted at the U.S. market through an arrangement we have with Digital River, targeted at the European market through an arrangement with Element 5 (which has been acquired by Digital River) and targeted at the Japanese market through an arrangement with Sanshin. We may have other similar arrangements in the future. We refer to Digital River and such other organizations as “Outsourcers.” Under these arrangements the Outsourcers provide the servers which list our products and handle all purchase transactions through their secure web sites.

We are dependent on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us, errors may not be found in new products until after delivery to our customers. We may need to modify significantly our products to correct these errors. Our reputation and business could be damaged if undetected errors cause our user and customer base to reject our new products.

Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel.

Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales, and customer support and product development personnel. The loss of significant numbers of such personnel could harm significantly our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees. Because our products are specialized and complex, our success depends upon our ability to attract, train and retain qualified personnel, including qualified technical, marketing and sales personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	charges, amortization and other financial effects relating to our recent or future acquisitions;

•	introduction of new products or changes in product pricing policies by us or our competitors;

•	acquisition or loss of significant customers, distributors or suppliers;

•	business acquisitions or divestitures;

•	changes in earnings estimates by us or by independent analysts who cover the company;

•	issuances of stock under our current or any future shelf registration statement;

•	fluctuations in the U.S. or world economy or general market conditions;

•	the delay in delivery to market or acceptance of new DVD products, such as DVD recorders; or

•	disclosure of material weaknesses or significant deficiencies in our internal control over financial reporting or our disclosure controls and procedures or of other corporate governance issues.

In addition, stock markets in general, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations in recent years which frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may impact adversely the market price of our common stock. The market price of our common stock could decline below its current price and may fluctuate significantly in the future. These fluctuations may be unrelated to our performance.

In the past, shareholders of various companies often have instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a shareholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market Rules, impose stricter corporate governance requirements, greater disclosure obligations, and greater focus on disclosure and internal controls. These new laws and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities, and increasing the risk of personal liability for our board members and executive officers involved in our corporate governance process. Our efforts to comply with evolving laws and regulations have resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it has become more difficult and expensive for us to obtain director and officer liability insurance.

In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we have undertaken a comprehensive and costly evaluation of our internal controls. Based on this evaluation and as set forth in the Section 404 management report included in this Annual Report, our management determined that our internal controls over financial reporting were ineffective as measured by the applicable standards. Our management further determined that our disclosure controls and procedures were ineffective as measured by the applicable standards. In response to these deficiencies, our management has commenced the necessary processes and procedures to remediate the deficiencies in our disclosure and internal control by establishing, implementing and testing additional controls. However, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate in a timely manner the material weaknesses discussed in Item 9A of this Annual Report. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective disclosure and internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal year 2006 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.

Furthermore, changes in our operations and the growth of our business following our recent acquisitions of InterActual and the Roxio CSD have required us to modify and expand our disclosure controls and procedures, internal controls and related corporate governance policies. Any future acquisitions and other changes in our operations likely will require us to revise further our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Newly adopted accounting regulations that require companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The FASB recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with GAAP. The adoption of this new accounting regulation will have a significant impact on our results of operations as our reported earnings will decrease significantly. Our stock price could decline in response to the perceived decline in our reported earnings.

We are vulnerable to earthquakes, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities, are located in California, an area known for seismic activity. An earthquake, or other significant natural disaster, could result in an interruption in our business. Our business also may be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We are not likely to have sufficient insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited. Most of our international sales are denominated in U.S. dollars, although some of our sales and development contracts are denominated in foreign currencies. See Note (9) to Consolidated Financial Statements. We do not engage in any hedging activities.

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

All borrowings at March 31, 2005 under our senior credit facility bear interest at 4.21%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements. This interest rate increased to 5.14% effective June 16, 2005.

The following table estimates the changes to cash flow from operations as of March 31, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest rate decrease		No change to interest rate	Interest rate increase
100 BPS	50 BPS		50 BPS	100 BPS
		(dollar in thousands)
$963,000	$1,113,000	$1,263,000	($1,413,000)	($1,563,000)

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Solutions:

We have audited the accompanying consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Solution’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

June 29, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sonic Solutions:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” at Item 9A.b, that Sonic Solutions did not maintain effective internal control over financial reporting as of March 31, 2005, because of insufficient qualified accounting and human resources personnel, ineffective controls over cash, fixed assets and the close process and inadequate controls over spreadsheets used in the financial reporting process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with its financial reporting requirements. The Company did not employ sufficient qualified personnel to plan, manage and execute the December 17, 2004 Roxio acquisition and the related purchase accounting. As a result, material errors occurred in the Company’s accounting for Roxio’s facility lease obligations and the related rent expense. In addition, material errors occurred in the Company’s classification of debt amounts in its consolidated balance sheet and in its consolidated statement of cash flows in its preparation of financial statements for the quarter ended December 31, 2004. Material errors also occurred in the Company’s consolidated statement of cash flows and footnotes in its preparation of financial statements for the year ended March 31, 2005. These errors in accounting were identified by us and were corrected prior to the filing of the Company’s financial statements on Form 10-Q for the quarter ended December 31, 2004 and on Form 10-K for the year ended March 31, 2005.

The Company did not maintain adequate controls to ensure appropriate execution of its integration plan to merge the accounting and financial reporting processes of the Roxio CSD into the Company’s existing processes. During the integration of the Roxio CSD, the Company did not maintain sufficient controls over existence, completeness and accuracy in its cash processes regarding authorization of disbursements and completion and review of bank account reconciliations; over accuracy of account balances in the close processes due to a lack of adequate review and approval of account postings and reconciliations; over accuracy of account balances related to accrued expenses; and over accuracy and completeness in its invoicing process related to shipment information received from third parties upon which the Company relies to record revenue within certain classes of customers. In addition, the Company had inadequate controls within the accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result, material errors in accounting for accounts receivable, other current assets and accrued expenses occurred and were corrected prior to the issuance of the financial statements for the year ended March 31, 2005.

The Company did not maintain sufficient qualified personnel in its human resources and payroll functions. The Company did not maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti fraud measures including inadequate communication to employees of policies generally and with respect to the Company’s commitment to developing and maintaining effective internal control over financial reporting and compliance with its Code of Conduct and other corporate governance policies. As a result, material errors in accounting for compensation and related expenses could have occurred in the Company’s interim and annual financial statements.

The Company did not maintain adequate controls over accounting for the existence and valuation of fixed assets. The lack of adequate controls to ensure fixed assets records are supported by underlying invoices or other documentation, and the absence of tagging procedures and periodic physical counts, resulted in unsupported balances as well as inaccurate and incomplete data in the fixed assets listing resulting in a material error in accounting for depreciation expense for the year ended March 31, 2005. This error was corrected prior to the issuance of the financial statements for the year ended March 31, 2005.

The Company did not maintain adequate controls over spreadsheets used in its financial reporting process. The Company did not maintain sufficient controls regarding change management and access controls to prevent unauthorized modification of formulas and to detect errors in formulas. These spreadsheets are utilized to calculate and record entries to its records underlying the financial statements. As a result, material errors occurred in the allowance for returns and to the tax footnote disclosure in the annual financial statements. These errors were corrected prior to the issuance of the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2005 and the related financial statement schedule. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 29, 2005 which expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

In our opinion, management’s assessment that Sonic Solutions did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sonic Solutions has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after March 31, 2005, relative to the aforementioned material weaknesses in internal control over financial reporting.

(signed) KPMG LLP

San Francisco, California

June 29, 2005

FINANCIAL STATEMENTS

SONIC SOLUTIONS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$36,182	$35,436
Accounts receivable, net of allowance for discounts, returns, discounts and doubtful accounts of $243 and $10,377, at March 31, 2004 and 2005, respectively	9,443	12,839
Unbilled receivables	—	121
Inventory	560	755
Prepaid expenses and other current assets	1,399	2,153

Total current assets	47,584	51,304
Fixed assets, net	3,610	6,756
Purchased and internally developed software, net	1,042	1,595
Goodwill	15,533	54,664
Acquired intangibles, net	2,898	49,046
Other assets	278	2,583

Total assets	$70,945	165,948

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,145	$9,087
Accrued liabilities	8,977	19,164
Deferred revenue	4,965	5,176
Obligations under capital leases, current portion	60	84

Total current liabilities	15,147	33,511
Bank note payable	—	30,000
Other long term liabilities, net of current portion	—	2,217
Deferred revenue, net of current portion	—	756
Obligations under capital leases, net of current portion	75	41

Total liabilities	15,222	66,525

Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2004, and 2005	—	—
Common stock, no par value, 100,000,000 shares authorized; 21,885,138 and 24,308,730 shares issued and outstanding at March 31, 2004 and 2005, respectively	70,994	106,410
Accumulated other comprehensive loss	(16)	(274)
Accumulated deficit	(15,255)	(6,713)

Total shareholders’ equity	55,723	99,423

Total liabilities and shareholders’ equity	$70,945	$165,948

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended March 31,
	2003	2004	2005
Net revenue	$32,718	56,853	90,627
Cost of revenue	7,447	7,052	13,373

Gross profit	25,271	49,801	77,254

Operating expenses:
Marketing and sales	8,762	12,629	21,117
Research and development	10,625	19,731	31,618
General and administrative	3,100	4,669	9,845
Acquired in-process technology	—	—	3,100
Business integration	—	—	2,190

Total operating expenses	22,487	37,029	67,870

Operating income	2,784	12,772	9,384
Interest income	96	214	998
Interest expense	—	(1)	(182)
Other income (expense)	(143)	25	(607)

Income before income taxes	2,737	13,010	9,593
Provision for income taxes	200	1,926	1,051

Net income	2,537	11,084	8,542
Dividends paid to preferred shareholders	92	—	—

Net income applicable to common shareholders	$2,445	11,084	8,542

Net income per share:
Basic	$0.15	0.54	0.37

Diluted	$0.13	0.46	0.32

Shares used in computing net income per share:
Basic	16,391	20,459	23,347

Diluted	19,311	23,889	26,529

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred stock		Common stock		Accumulated deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
Balances at March 31, 2002	983	$2,832	14,964	$31,240	($28,876)	—	$5,196	($4,182)

Exercise of common stock options	—	—	676	1,329	—	—	1,329
Exercise of warrants	—	—	34	1	—	—	1
Equity line of credit issuances, net of issuance costs of $16	—	—	269	1,984	—	—	1,984
Issuance of preferred stock	1,291	8,471	—	—	—	—	8,471
Conversion of preferred stock	(2,274)	(11,303)	2,274	11,303	—	—	—
Cash dividends paid on preferred stock	—	—	—	(92)	—	—	(92)
Net income	—	—	—	—	2,537	—	2,537	2,537

Balances at March 31, 2003	—	$—	18,217	$45,765	(26,339)	—	19,426	2,537

Exercise of common stock options	—	—	1,748	4,218	—	—	4,218
Issuance of common stock	—	—	1,920	21,011	—	—	21,011
Foreign currency translation adjustment	—	—	—	—	—	(16)	(16)	(16)
Net income	—	—	—	—	11,084	—	11,084	11,084

Balances at March 31, 2004	—	$—	21,885	$70,994	(15,255)	(16)	55,723	11,068

Exercise of common stock options	—	—	470	2,101	—	—	2,101
Issuance of common stock	—	—	1,954	32,531	—	—	32,531
Tax benefit from employee stock option plans	—	—	—	784	—	—	784
Foreign currency translation adjustment	—	—	—	—	—	(258)	(258)	(258)
Net income	—	—	—	—	8,542	—	8,542	8,542

Balances at March 31, 2005	—	$—	24,309	$106,410	($6,713)	$(274)	$99,423	$8,284

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$2,537	11,084	8,542
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	2,396	1,979	4,393
Deferred taxes	—	—	(640)
Provision for returns and doubtful accounts, net of write-offs	20	30	(108)
Tax benefit from employee stock option plans	—	—	784
Acquired in-process technology	—	—	3,100
Changes in operating assets and liabilities:
Accounts receivable	40	(2,974)	319
Inventory	(141)	(29)	401
Prepaid expenses and other current assets	(205)	(486)	781
Other assets	(93)	419	(987)
Accounts payable	382	168	4,477
Accrued liabilities	1,903	735	160
Deferred revenue	(6,686)	3,001	967

Net cash generated by operating activities	153	13,927	22,189

Cash flows from investing activities:
Purchase of fixed assets	(875)	(2,713)	(3,035)
Cash paid for purchase of Ravisent, including transaction costs	(2,275)	—	—
Transaction costs related to DMD acquisition	(962)	—	—
Interactual goodwill adjustment	—	—	245
Cash paid for purchase of InterActual, including transaction costs	—	(9,416)	—
Cash paid for purchase of Roxio CSD, including transaction costs, net of cash acquired	—	—	(75,163)
Additions to purchased and internally developed software	(669)	(537)	(635)

Net cash used in investing activities	(4,781)	(12,666)	(78,588)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	1,330	4,218	2,101
Proceeds associated with equity line financing	1,984	—	—
Principal payments on capital leases	—	—	(91)
Proceeds from issuance of common stock	—	21,011	23,901
Borrowings on bank credit facility	—	—	30,000
Payment of dividends	(92)	—	—

Net cash generated by financing activities	3,222	25,229	55,911

Effect on exchange rate changes on cash and cash equivalents	—	(16)	(258)

Net increase (decrease) in cash and cash equivalents	(1,406)	26,474	(746)
Cash and cash equivalents, beginning of year	11,114	9,708	36,182

Cash and cash equivalents, end of year	$9,708	36,182	35,436

Supplemental disclosure of cash flow information:
Interest paid during year	$—	—	342

Income taxes paid during year	$117	1,712	513

Noncash financing and investing activities:
Preferred stock issued for the purchase of DMD business	8,471	—	—

Conversion of preferred stock to common stock	11,303	—	—

Value of shares issued in connection with Roxio CSD acquisition	—	—	8,630

Value of fully depreciated fixed assets written down	—	—	6,773

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003, 2004 AND 2005

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    Operations

We develop and market computer software related to digital media – that is data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful optical disc based digital media formats – the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD-Video”). Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats;

•	editing video programs;

•	playing DVD-Video discs;

•	managing digital media on a computer’s file system;

•	editing and adjusting digital photographs; and

•	backing up the information contained on hard discs attached to computers.

Most of the products we sell include only software, though sometimes we include “plug-in” computer hardware with our software. We also license the software technology underlying our tools to other companies to incorporate in products they develop. Most of the software we sell is meant for use on Windows personal computers, but some of our products operate on the Macintosh OS, and some operate on Linux as well.

(b)    Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

During the quarter ended June 30, 2003 we established a wholly-owned subsidiary in Japan, called “Sonic Japan KK.” After the acquisition of the Roxio CSD, in Japan, we combined the Roxio acquired subsidiary into Sonic’s established subsidiary, which is now called Sonic Solutions Kabushiki Kaisha (K.K.), and we currently have a total of 17 employees in this subsidiary. This subsidiary was established to handle the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

During the quarter ended September 30, 2003, we established a wholly-owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this new subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This new subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations, which include development and sales offices in North America, Europe, Japan and Taiwan.

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with the acquisition of InterActual. This subsidiary includes all the acquired assets and liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual® player, and all engineering and service operations personnel.

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands.

(c)    Use of Estimates and Certain Concentrations

We prepare our financial statements in conformity with GAAP. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

(d)    Revenue Recognition

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements”, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products, including any related hardware components, development agreements and maintenance and support. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement using the residual method. Under the residual method, revenue is recognized when vendor specific objective evidence of fair value exists for all undelivered elements in the arrangement. Objective evidence of fair values of undelivered elements of an arrangement is based upon our standard pricing and discounting practices for those products and services when sold separately or by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered element is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We record revenue on a net basis for those sales in which we have in substance acted as an agent or broker in the transaction.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred (F.O.B. shipping point), no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. In addition, royalty revenue from certain distributors that do not meet our credit standards is recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Revenue from software product sales to distributors and retailers is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104, “Revenue Recognition in Financial Statements”. These allowances are recorded as a direct reduction of revenues and are net of accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to technology and InterActual customers during either the current fiscal year or in prior fiscal years for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain Original Equipment Manufacturers (“OEMs”) for products that contain one or more undelivered elements.

Unbilled receivables represents estimated amounts to be received by us from Roxio customers after December 17, 2004 related to revenue earned by Roxio prior to December 17, 2004.

(e)    Cash Equivalents

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value.

(f)    Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends. Included in finished goods at March 31, 2005 is an amount of $75,000 for inventory on consignment.

(g) Allowance for Discounts, Returns, Discounts and Doubtful Accounts

We maintain an allowance for discounts, returns, discounts and doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances may be required.

Our distributor and retail arrangements provide for certain product rotation rights and permit return of products in certain circumstances. End users additionally have the right to return their product within 30 days of purchase. We maintain reserves for these estimated rights and returns.

(h)    Fixed Assets

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

(i)    Purchased and Developed Software Costs

Purchased software is recorded at cost less accumulated amortization.

Software product development costs are capitalized when a product’s technological feasibility has been established and then are amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight-line basis over the estimated economic life of the product, which is three years, or on a basis using the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater. All other research and development expenditures are charged to research and development expense in the period incurred.

(j)    Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, accounts receivable (net of the allowance for returns and doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying value of our debt obligation at March 31, 2005 approximates fair value the interest rate is consistent with current market rates.

(k)    Income Taxes

We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We have recorded a valuation allowance against our net deferred tax assets at March 31, 2004 and 2005 due to significant uncertainty regarding whether the deferred tax assets will be realized.

(l)    Basic and Diluted Income Per Share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the years ended March 31, 2003, 2004 and 2005 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2003	2004	2005
Net income	$2,537	11,084	8,542
Dividends paid to preferred shareholders	92	—	—

Net income applicable to common shareholders	2,445	11,084	8,542

Net income per share
Basic	$0.15	0.54	0.37

Diluted	$0.13	0.46	0.32

Shares used in computing net income
Basic	16,391	20,459	23,347

Diluted	19,311	23,889	26,529

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the years ended March 31, 2003, 2004 and 2005 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2003	2004	2005
Shares used in basic net income per share computation	16,391	20,459	23,347
Effect of dilutive potential common shares resulting from stock options	2,920	3,430	3,182

Shares used in diluted net income per share computation	19,311	23,889	26,529

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share data), respectively:

	Years Ended March 31,
	2003	2004	2005
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	2,692	1,777	3,808

Shares excluded from diluted net income per share computation	2,692	1,777	3,808

(m)    Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We sell our products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of our end users and their dispersion across many geographic sales areas. We maintain an allowance for doubtful accounts to provide against potential credit losses. See additional information provided in Note (9) below.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds. As of March 31, 2004 and 2005, approximately $34,000,000 and $29,000,000, respectively, was invested in money market funds with one institution.

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

(n)    Stock-Based Compensation

We have various stock-based compensation plans, as discussed in Note (7) to the Consolidated Financial Statements. We have accounted for the effect of our stock based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We have elected to adopt only the disclosure based requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as such have disclosed the pro forma effects on net loss and net loss per share data as if we had elected to use the fair value approach to account for all of our employee stock-based compensation plans.

Had compensation cost for our stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the years ended March 31, 2003, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Years Ended March 31,
	2003	2004	2005
Net income as reported	$2,537	11,084	8,542
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	2,450	4,139	7,721

Pro forma net income (loss)	$87	6,945	821

Reported basic net income per share	$0.15	0.54	0.36

Reported diluted net income per share	$0.13	0.46	0.32

Pro forma basic net income (loss) per share	$0.01	0.34	0.04

Pro forma diluted net income (loss) per share	$0.00	0.29	0.03

The weighted-average fair value of options granted in fiscal years 2003, 2004 and 2005 was $3.82, $9.08 and $11.24, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2004 and 2005: risk-free interest rates of 2.5%, 2.4% and 3.2%, respectively; expected life of 4 years; 112%, 107% and 89% expected volatility, respectively; and no dividends.

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

(o)    Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not have any long-lived assets which we considered to be impaired during the fiscal year ended March 31, 2005.

(p)    Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from 3 to 15 years.

On April 1, 2002 we adopted SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized over its estimated useful life, rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually, on the last day of the fiscal year, and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. Goodwill is tested for impairment annually in a two-step process. First, we determine if the carrying amount exceeds “fair value” for each reporting unit. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the quarter ended December 31, 2002, from our InterActual acquisition during the quarter ended March 31, 2004, and from the Roxio CSD acquisition during the quarter ended December 31, 2004. As of March 31, 2005, no events have occurred that would lead us to believe and our annual impairment test did not reveal that there has been any impairment.

We have invested in equity instruments of two separate privately held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as we do not have the ability to exert significant influence over the investees or their operations and we are not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of our carrying value. Our assessment takes into account, where possible, pricing on more recent rounds of financing, cash resources, liquidity, market fluctuations of similar companies with publicly quoted stock, as well as more subjective factors. If an impairment is believed to have occurred, the investment is further evaluated. When we believe there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. As of March 31, 2005, no events have occurred that would lead us to believe and our annual impairment test did not reveal that there has been any impairment. At March 31, 2005, other long lived assets included private investments with a carrying value of $735,000.

(q)    Recently Issued Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In October 2004, the FASB reached a consensus on EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” The consensus requires that a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists, and thus requiring accounting separate from the business combination. The consensuses reached in EITF 04-1 should be applied prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004. The adoption of EITF 04-1 did not have a material effect on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Pension of Accounting Research Bulletins”, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS 123R is very similar to the fair value method under SFAS 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Consolidated Income Statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at their fair value rather than at their carryover basis. The provisions of SFAS No. 152 are effective for fiscal years beginning after June 15, 2005. We will adopt this standard in fiscal year 2007. Management believes that the adoption of this statement will not have a material impact on our financial statements.

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We plan to adopt this standard in fiscal year 2006; however, we have not begun our analysis and expect that we may not be able to do so until Congress or the Treasury Department provide additional clarifying language on the key elements of this provision.

(r)    Comprehensive Income (Loss)

We adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income,” following the establishment of our overseas subsidiaries in fiscal year 2004. This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Our comprehensive income (loss) is composed of net income (loss) and foreign currency translation adjustments.

(s)    Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

(t)    Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

(2)    INVENTORY

The components of inventory consist of (in thousands):

	March 31,
	2004	2005
Finished Goods	$179	746
Work-in-process	—	9
Raw materials	381	—

	$560	755

Included in finished goods at March 31, 2005, is a net amount of $75,000 representing inventory on consignment. There was no inventory on consignment at March 31, 2004.

(3)    FIXED ASSETS

Fixed assets consist of (in thousands):

	March 31,
	2004	2005
Equipment, furniture and fixtures	$10,736	$13,501
Demonstration equipment	2,014	—
Parts used in service, not held for sale	1,426	15

	14,176	13,516
Less accumulated depreciation	(10,566)	(6,760)

	$3,610	$6,756

(4)    PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The components of all intangible assets, excluding goodwill, were as follow: (in thousands):

Purchased and internally developed software:

	Useful life in years	March 31, 2004 Net Carrying Amount	March 31, 2005
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$232	$1,450	$(493)	$957
Internally developed software	3	810	9,436	(8,798)	638

		$1,042	$10,886	$(9,291)	$1,595

Amortization of internally developed software costs was $468,000, $414,000 and $463,000 for the years ended March 31, 2003, 2004 and 2005, respectively.

Acquired Intangibles:

	Useful life in years	March 31, 2004 Net Carrying Amount	March 31, 2005
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$1,566	$11,249	$(1,706)	$9,543
Customer Lists	4-15	1,160	14,440	(749)	13,691
Trademarks	3	172	180	(68)	112
Brand name	Indef	0	25,700	—	25,700

		2,898	$51,569	(2,523)	49,046

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives. Amortization of acquired intangibles was $963,000, $577,000 and $1,752,000 for the years ended March 31, 2003, 2004 and 2005, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2006	$4,026
2007	3,688
2008	3,636
2009	3,610
2010	1,652
Thereafter	6,734

$23,346

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

The following tables present a rollforward of the goodwill and other intangibles, for the 2004 and 2005 fiscal years (in thousands):

	March 31, 2003	Additions (1)	Amortization (2)	March 31, 2004
Goodwill	$6,715	$8,818	$—	$15,533
Acquired technology	984	1,010	(428)	1,566
Trademark/brand name	—	180	(8)	172
Customer lists	361	940	(141)	1,160

	$8,060	$10,948	$(577)	$18,431

	March 31, 2004	Additions (3)	Adjustment (4)	Amortization (2)	March 31, 2005
Goodwill	$15,533	$39,376	$(245)	$—	$54,664
Acquired technology	1,566	9,100	—	(1,123)	9,543
Trademark/brand name	172	25,700	—	(60)	25,812
Customer lists/contracts	1,160	13,100	—	(569)	13,691

	$18,431	$87,276	$(245)	$(1,752)	$103,710

(1)	Includes goodwill, technology acquired, customer lists and trademark/brand name acquired related to the InterActual acquisition, as discussed in Note (11) “InterActual Technologies, Inc. Acquisition”.
(2)	Amortization of intangibles is included in “Cost of Revenue” in our Statements of Operations for the fiscal years ended March 31, 2003, 2004 and 2005.
(3)	Includes goodwill, technology acquired, customer lists and trademark/brand name acquired related to the Roxio CSD acquisition, as discussed in Note (10) “Roxio CSD Acquisition.”
(4)	Includes an adjustment to goodwill acquired related to the InterActual acquisition in fiscal year 2004, as discussed in Note (11) “InterActual Technologies, Inc. Acquisition.” The adjustment related to a severance accrual recorded at the time of acquisition that was not incurred.

(5)    ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	March 31,
	2004	2005
Commissions payable	$879	985
Accrued compensation and benefits	2,254	4,200
Accrued professional services	660	3,215
Accrued marketing costs	497	1,978
Accrued royalties	1,178	4,400
Accrued acquisition costs	1,717	2,239
Other accrued expenses	1,792	2,147

Total accrued liabilities	$8,977	19,164

(6)    CONTINGENCIES, COMMITMENTS AND CREDIT FACILITIES

(a) Contingencies

InterActual, before we acquired the company, was a defendant in a lawsuit entitled Trust Licensing, LLC and Leigh Rothschild v. InterActual Technologies, Inc. in the United States District Court for the Southern District of Florida (Civil Action No. 03-20672) in which InterActual was charged with patent infringement and other wrongdoing. As a result of a court-sponsored mediation, InterActual and the plaintiffs executed a settlement agreement on January 28, 2004, and InterActual agreed to pay $500,000 to the plaintiffs, of which $225,000 was paid in January 2004. However, after learning of our acquisition of InterActual, the plaintiffs filed a motion to have the settlement set aside. On May 6, 2004, we executed a final settlement agreement, in which we agreed to cancel the note payable of $275,000 and to pay an additional $475,000, which was paid on May 21, 2004 through an adjustment to the escrow holdback set aside for the former InterActual shareholders.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against Roxio in United States District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of their patents by the Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and continue to defend ourselves vigorously. On February 20, 2004, Roxio, Inc. (now Napster, Inc.) filed a countersuit against Optima Technology Corporation alleging infringement of certain of its patents by their CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date was set for November 1, 2005. Further proceedings in the case have moved the trial date to February 6, 2006.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI, were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the District Court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the District Court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal (Case No. 05-1142). We, along with the two other remaining defendants in the case, will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI. Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have accrued $2.4 million on our balance sheet as of March 31, 2005 based on our estimate of what will be required to settle such patent claims. Though we believe this accrual is appropriate given the various outstanding claims relative to Roxio and MGI, litigation is an inherently unpredictable process. Thus, the actual amount necessary to settle patent claims related to the Roxio and MGI software products cannot be determined at this time. Accordingly, there can be no assurance that the amounts we will ultimately pay to settle claims relative to Roxio and MGI will not be greater than the amount of the accrual.

(b)    Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the years ended March 31, 2003, 2004 and 2005 was approximately $1,598,000, $2,065,000 and $2,913,000, respectively. On February 3, 2004, we signed an Amendment No. 3 to our office lease for our Novato Headquarters office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California under the terms of our existing revolving credit facility. We have provided an accrual of approximately $655,000 to restore the building to its original condition.

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hills Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,	Lease Obligation
2006	$3,553
2007	4,308
2008	1,445
2009	1,378
2010	1,060
Thereafter	—

$11,744

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $84,000 and $41,000 for the fiscal years ending March 31, 2006 and 2007, respectively.

(c)    Credit Facilities

On December 15, 2004 we entered into the Loan Agreement with UBOC that provides for a three-year revolving Credit Facility. Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007 with interest payments due quarterly through maturity date. The Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The interest rate charged on borrowings under the Credit Facility can vary depending on the types of loans Sonic selects. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. At March 31, 2005 the interest rate was 4.21%.

The Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on its ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. Sonic is also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder.

(d)    Other

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

Under the terms of an agreement with an outside supplier, we have a commitment which requires us to purchase finished goods inventory from them subject to certain terms. At March 31, 2005, the amount was not significant.

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

On September 2, 2003, at our annual shareholders’ meeting, the amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares, from 30,000,000 shares to 100,000,000, shares was approved.

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

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000 under the Form S-3 Registration Statement. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

As part of the Purchase Price for the Roxio CSD, pursuant to the terms of the Amended Purchase Agreement, we issued to Roxio 653,837 shares of our common stock (the “Shares”). Under the terms of the Amended Purchase Agreement, we have agreed to file a registration statement with respect to the re-sale of the Shares by Roxio.

Convertible Preferred Stock — Series D

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

Convertible Preferred Stock — Series F

On December 18, 2002 under the VERITAS Asset Purchase Agreement, we issued 1,290,948 shares of Series F Preferred Stock to VERITAS. Each share of Series F Preferred Stock was convertible at the option of the holder into one share of common stock subject to adjustment for certain dilutive events, such as stock splits. In March 2003, VERITAS converted all of its Series F Preferred Stock into 1,290,948 shares of Common Stock.

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

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”), which provides for the grant of stock options to Sonic Solutions’ non-employee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions’ Common Stock on the date of grant. The number of options so granted annually is fixed by the plan. The total number of shares to be issued under this plan may not exceed 100,000 shares. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Non-Employee Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the Non-Employee Plan.

During 1998, we adopted the Sonic Solutions 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan covers 1,000,000 shares of Common Stock, with an annual increase in the number of shares available for issuance under the 1998 Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2,000,000. The 1998 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the 1998 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the 1998 Plan.

In 2000, we adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan covers 3,000,000 shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year. Our Board of Directors and Chief Executive Officer administer the 2000 Plan.

In February 2004, the Board of Directors adopted the 2004 Stock Incentive Plan and reserved 2,000,000 shares of Common Stock solely for the grant of “inducement” stock options and other stock-based awards; this plan does not require shareholder approval. These shares may be issued in connection with the recruitment of employees in future acquisitions and in the recruitment of other employees in the future. Subsequent to the InterActual acquisition and in connection with the recruitment of employees in this acquisition, 23 employees of InterActual, who became non-executive employees of Sonic following the acquisition, were issued offer letters that included employment inducement stock option grants to purchase a total of 144,500 shares of Sonic Common Stock. The number of shares involved in these grants amounted to less than 1% of the outstanding Common Stock of Sonic at that time. All these option grants have an exercise price of $20.38 per share and will vest over a four-year period. Subsequent to the Roxio CSD acquisition and in connection with the recruitment of various employees in this acquisition, many employees were issued offer letters that included employment inducement stock option grants to purchase a total of 608,305 shares of Sonic Common Stock. The number of shares involved in these grants amounted to approximately 3% of the outstanding Common Stock of Sonic at December 31, 2004. These option grants have an exercise price of $20.86 per share and will vest over a four-year period.

In June 2004, the Board of Directors adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004. The 2004 Plan covers 3,000,000 shares of Common Stock. Our Board of Directors and Chief Executive officer administer the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”). The terms and the purposes of the Non-U.S. Plan and the 2004 Stock Incentive Plan are substantially similar. The Board of Directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan which were previously reserved under the 2004 Stock Incentive Plan. As of March 31, 2005, no options have been granted pursuant to the Non-U.S. Plan.

A summary of Sonic Solutions’ option plans is presented below:

	2003		2004		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning
of year	4,432,370	$2.04	5,292,674	$3.13	5,240,529	$6.60
Granted	1,658,955	5.53	1,738,475	13.07	1,838,925	18.09
Exercised	(676,720)	1.92	(1,711,922)	2.44	(468,880)	4.51
Forfeited	(121,931)	3.04	(78,698)	6.15	(131,737)	7.59

Outstanding at end of year	5,292,674	$3.13	5,240,529	$6.60	6,478,837	$10.00

Options exercisable at year end	3,186,349	$2.14	2,934,860	3.82	3,510,707	5.83
Fair value of options granted during the year		$3.82		$9.08		$11.24

The following table summarizes information about stock options outstanding at March 31, 2005.

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at March 31, 2005	Weighted Average Exercise Price
From $0.86 to $1.25	571,514	6.40	$1.16	563,847	$1.16
From $1.35 to $1.75	605,404	5.77	1.56	557,308	1.58
From $2.00 to $3.00	713,336	3.49	2.67	713,336	2.67
From $3.20 to $4.75	514,760	7.39	4.00	361,526	3.98
From $4.96 to $7.66	585,100	7.72	5.86	233,679	5.83
From $7.95 to $11.05	553,497	7.79	8.45	372,165	8.32
From $13.47 to $20.71	2,935,226	9.21	17.42	708,846	15.69

From $0.86 to $20.71	6,478,837	7.61	$10.00	3,510,707	$5.83

(8)    INCOME TAXES

Income tax expense for the year ended March 31, 2003 consists of:

	Current	Deferred	Total
US federal	$—	—	$—
State and local	4	—	4
Foreign	196	—	196

	$200	—	$200

Income tax expense for the year ended March 31, 2004 consists of:

	Current	Deferred	Total
US federal	$215	—	$215
State and local	33	—	33
Foreign	1,678	—	1,678

	$1,926	—	$1,926

Income tax expense for the year ended March 31, 2005 consists of:

	Current	Deferred	Total
US federal	$948	$(640)	$308
State and local	93	—	93
Foreign	650	—	650

	$1,691	$(640)	$1,051

The differences between income taxes computed using the statutory federal income tax rate of 34% and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2003	2004	2005
Computed tax at statutory rate	$931	$4,424	$3,262
State taxes, net of federal benefit	1	22	62
Extraterritorial income exclusion	(150)	(419)	(75)
Current year net operating losses, temporary differences and tax credits for which no benefit was recognized	—	—	—
Change in valuation allowance	138	7,320	(1,868)
Net operating loss carryover, temporary differences and tax credit carryover for which no benefit was recognized previously	(1,086)	(11,115)	(1,051)
Foreign taxes	196	1,637	650
Other permanent differences	170	57	71

	$200	$1,926	$1,051

The components of deferred taxes are as follows (in thousands):

	March 31,
	2003	2004	2005
Deferred tax assets:
Accounts receivable	$318	$288	$361
Accrued salaries	60	74	—
Inventories	14	22	218
Tax credit carryforwards	4,339	8,294	11,621
Net operating losses	8,813	13,348	7,625
Intangible assets	—	—	525
Accrued vacation pay	208	224	450
Commissions and bonus	39	63	98
Fixed assets	54	—	—
Investments	41	67	29
Warranty and other	55	141	592

Gross deferred tax assets	13,941	22,521	21,519

Valuation allowance	(13,753)	(21,073)	(19,205)

Total deferred tax assets, net of valuation allowance	188	1,448	2,314
Deferred tax liabilities:
Intangible assets	(27)	(807)	—
State income taxes	—	—	(1,277)
Fixed assets	—	(427)	(288)
State income taxes	—	(12)	—
Research and experimental expenses	(161)	(202)	(109)

Total deferred tax liability	(188)	(1,448)	(1,674)

Net deferred taxes	$—	$—	$640

The net change in the valuation allowance for the years ended March 31, 2003 and 2004 was an increase of approximately $138,000 and $7,320,000, respectively, and was a decrease of approximately $1,868,000 for the year ended March 31, 2005. Management believes that sufficient uncertainty exists regarding the future realization of certain deferred tax assets and thus a valuation allowance for amounts exceeding the carryback refund potential is required.

As of March 31, 2005, we have cumulative federal and California net operating losses of approximately $21,983,000 and $2,607,000, respectively, which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the year 2013 through 2024. The California tax loss carryforwards will expire beginning in the tax year 2013 through 2014.

California had imposed a moratorium on the utilization of loss carryforwards for the years 2002 and 2003.

As of March 31, 2005, we have cumulative unused research and development tax credits of approximately $4,987,000 and $3,183,000 that can be used to reduce future federal and California income taxes, respectively. We also have cumulative foreign tax credits of approximately $2,279,000. Federal credit carryforwards expire from 2009 through 2024; California credits will carryforward indefinitely.

As of March 31, 2005, we have federal minimum tax credit carryforwards of approximately $1,082,000 that are available to reduce federal regular income taxes, if any, over an indefinite period.

Utilization of our net operating loss carryforwards and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

Pursuant to APB 23, “Funds Permanently Invested Outside the U.S.”, U.S. corporate income taxes were not provided upon a cumulative total of $184,000 of undistributed net foreign earnings for all non-U.S. subsidiaries. We intend for these funds to be indefinitely reinvested in their respective operations outside the U.S.

Amounts for the current year are based on estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for the fiscal year 2004 are primarily a result of adjustments to conform to tax returns as filed.

(9)    SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Our Chief Executive Officer (the “CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by segregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. However, the information reviewed by management for the gross margin analysis and operating income for the related operating segments did not begin, nor was available, until the first fiscal quarter ended June 30, 2003. This information was not tracked previously and is not available for presentation. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we recently acquired in connection with the Roxio acquisition. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional audio and video segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Net Revenue by Segment (in thousands):

	Years Ended March 31,
	2003	2004	2005
Revenues
Consumer	$22,832	$48,780	$82,487
Professional products	9,886	8,073	8,140

Total net revenue	$32,718	$56,853	$90,627

Net Revenue and Operating Income by Segment (in thousands):

	Year Ended March 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$48,780	8,073	—	56,853
Operating income	19,880	877	(7,985)	12,772

	Year Ended March 31, 2005
	Consumer	Professional products	Unallocated operating expenses	Total
Net revenue	$82,487	$8,140	—	$90,627
Operating income	25,774	(615)	(15,775)	9,384

Revenues by Geographic Location:

	Years Ended March 31,
	2003	2004	2005
North America	$22,874	$33,831	$70,221
Export:
France	285	377	928
Germany	349	1,438	2,896
United Kingdom	636	1,047	1,572
Other European	1,460	1,770	2,987
Japan	6,368	15,922	9,845
Taiwan	142	1,142	1,288
Other Pacific Rim	594	615	781
Other international	10	711	109

Total net revenue	$32,718	$56,853	$90,627

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country:

	March 31,
	2004	2005
North America	$3,595	5,723
Japan	15	226
Canada	—	497
Other international	—	310

Total long-lived assets	$3,610	6,756

Significant customer information:

	Percent of Total Revenue			Percent of Total Accounts Receivable March 31,
	Years Ended March 31,
	2003	2004	2005	2004	2005
Dell	8%	22%	33%	—	—
Hewlett-Packard	5%	13%	3%	—	—
Sony	4%	11%	—	30%	—
Adobe	13%	—	—	—	—
Microsoft	10%	2%	3%	14%	—

Revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements.

Revenue recognized from Sony, Adobe and Microsoft is pursuant to development and licensing agreements for which some amounts had been prepaid and previously included in deferred revenue.

(10)    ROXIO CSD ACQUISITION

On December 17, 2004 Sonic Solutions and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition, and Sonic announced that it had completed its previously announced purchase of the Roxio CSD. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic Solutions and Roxio entered into on August 9, 2004. We believe the Roxio CSD acquisition will provide us with a well-recognized set of consumer software brands; access to long-standing distribution channels; strong product marketing expertise; and key relationships with top-tier retail outlets.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Many of the employees, 212, joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Subsequent to completion of the Roxio CSD acquisition, Roxio, Inc. changed its name to Napster, Inc. Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

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

Common stock issued	$8,630
Cash	72,299
Estimated transaction costs	3,856

Total purchase price	$84,785

Fair market value of liabilities assumed less tangible assets acquired	$(5,591)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Acquired in process technology	3,100
Goodwill	39,376

Net assets acquired	$84,785

The final purchase price and accounting for the acquisition is dependent on receipt and acceptance by us of the closing date audited financial statements and on the receipt of the outstanding OEM royalty reports.

The estimated transaction costs above include approximately $1,000,000 of transaction related liabilities of Sonic including approximately $700,000 for severance payments to former Roxio CSD employees and approximately $300,000 for exit costs associated with the Roxio CSD facilities. Execution of these restructuring plans began within a few months of the date of close of the transaction. As part of the acquisition of Roxio, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(248)
Adjustments	(45)

Balance at March 31, 2005	$1,921

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. We do not anticipate significant additional restructuring charges in the next fiscal year.

The value of identifiable intangible assets was determined in accordance with SFAS No. 141, “Business Combinations.” Core developed technology represents technology products that had been introduced into the market, were generating revenue and or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized on a straight line basis. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not be amortized.

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use. In connection with the Roxio CSD acquisition, we identified five research and development projects involving the creation of next generation versions of certain primary software products for which technological feasibility had not been established and no alternative future uses existed. These projects ranged from approximately 35% to 70% complete at the time of acquisition, and we generally anticipate that these projects will have been completed and begun generating revenue by the end of calendar year 2005. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our Consolidated Statements of Operations for the fiscal year ended March 31, 2005.

As of March 31, 2005 we incurred additional expenses of approximately $2,190,000 to transition the Roxio business into our existing operations. These expenses include incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000 and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000.

Results for Roxio CSD have been included in our consolidated results beginning on December 18, 2004. The following pro forma results of operations for the fiscal years ended March 31, 2004 and 2005 are as if the acquisition occurred on April 1, 2003 and 2004. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified period. The pro forma information excludes non-recurring items which consist of acquired in-process technology expense of $3,100,000 and business integration expense of $2,190,000.

(in thousands, except per share amounts)	Years ended March 31,
	2004	2005
Net revenue	$141,400	174,000

Net income (loss)	$(1,500)	30,500

Basic net income (loss) per share	$(0.07)	1.28

Diluted net income (loss) per share	$(0.07)	1.13

(11)    INTERACTUAL TECHNOLOGIES, INC. ACQUISITION

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual for $8.8 million in cash. This transaction closed on February 13, 2004. Of the total purchase price an amount of $880,000 had been placed in escrow for a period of one year to offset any resolution of unknown obligations or liabilities the balance of which was paid out during the fourth quarter of fiscal year 2005. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual® player, and all engineering and service operations. Most of the employees, 23, joined our company. The majority of the employees are located in San Jose, California. With this acquisition we are now able to provide tools and services that enable professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video consumers who view their DVD-Video discs on PCs. Included in the consolidated financials for fiscal year ended March 31, 2004 are the financial results of InterActual for the period of February 13, 2004 through March 31, 2004.

This transaction was accounted for using to the purchase method. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Purchase price paid as:
Cash paid	$8,800
Transaction costs	830

Total purchase price	$9,630

Allocated to:
Fair value of InterActual’s assets and liabilities	$(1,073)
Goodwill	8,573
Acquired technology	1,010
Customer contracts and related relationships	940
Trademarks and brand names	180

Net assets acquired	$9,630

The acquired technology is being amortized over five years, the customer contracts and related relationships is being amortized over 15 years, and the trademark and brand names is being amortized over three years. The weighted average amortization period is 7.7 years.

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

(in thousands, except per share amounts)	Years ended March 31,
	2003	2004
Net revenue	$34,707	60,422

Net income	$1,592	10,105

Basic net income per share	$0.10	0.49

Diluted net income per share	$0.08	0.42

(12)    DMD ACQUISITION

On November 13, 2002, we entered into an agreement with VERITAS to acquire the business of the VERITAS DMD, which sold personal computer based CD–ROM, CD-Audio and DVD-ROM mastering software and personal computer backup software. The transactions contemplated by the agreement were closed on December 18, 2002. The results of DMD’s operations have been included in our financials since December 18, 2002. We acquired the DMD business to expand our suite of CD and DVD mastering products.

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

(in thousands, except per share amounts)	Years Ended March 31,
	2002	2003
Net revenue	$35,871	41,174

Net income	$158	6,717

Basic net income per share	$0.01	0.38

Diluted net income per share	$0.01	0.33

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures.

As of March 31, 2005, the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

b. Management’s Report on Internal Control Over Financial Reporting.

Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control—Integrated Framework.”

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is also a process that involves human diligence and compliance and may be subject to lapses in judgment and breakdowns resulting from human judgments. Internal control over financial reporting can also be circumvented by collusion or management override. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of our assessment, performed on the basis of the COSO criteria, management has identified the material weaknesses in the Company’s interim and annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2005.

We did not maintain sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements. The Company did not employ sufficient qualified personnel to plan, manage and execute the December 17, 2004 Roxio acquisition and the related purchase accounting. As a result, material errors occurred in the Company’s accounting for Roxio’s facility lease obligations and the related rent expense. In addition, material errors occurred in the Company’s classification of debt amounts in its consolidated balance sheet and in its consolidated statement of cash flows in its preparation of financial statements for the quarter ended December 31, 2004. Material errors also occurred in the Company’s consolidated statement of cash flows and footnotes in its preparation of financial statements for the year ended March 31, 2005. These errors in accounting were identified by our independent registered public accountants and were corrected prior to the filing of our financial statements on Form 10-Q for the quarter ended December 31, 2004 and on Form 10-K for the year ended March 31, 2005.

We did not maintain adequate controls to ensure appropriate execution of our integration plan to merge the accounting and financial reporting processes of the Roxio CSD into the Company’s existing processes. During the integration of the Roxio CSD, we did not maintain sufficient controls over existence, completeness and accuracy in our cash processes regarding authorization of disbursements and completion and review of bank account reconciliations; over accuracy of account balances in our close processes due to a lack of adequate review and approval of account postings and reconciliations; over accuracy of account balances related to accrued expenses; and over accuracy and completeness in our invoicing process related to shipment information received from third parties upon which we rely to record revenue within certain classes of customers. In addition, we had inadequate controls within the accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result, material errors in accounting for accounts receivable, other current assets and accrued expenses occurred and were corrected prior to the issuance of our financial statements for the year ended March 31, 2005.

We did not maintain sufficient qualified personnel in our human resources and payroll functions. The Company did not maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti fraud measures including inadequate communication to our employees of our policies generally and with respect to our commitment to developing and maintaining effective internal control over financial reporting and compliance with our Code of Conduct and other corporate governance policies. As a result, material errors in accounting for compensation and related expenses could have occurred in our interim and annual financial statements.

We did not maintain adequate controls over accounting for the existence and valuation of fixed assets. The lack of adequate controls to ensure fixed assets records are supported by underlying invoices or other documentation, and the absence of tagging procedures and periodic physical counts, resulted in unsupported balances as well as inaccurate and incomplete data in the fixed assets listing resulting in a material error in accounting for depreciation expense for the year ended March 31, 2005. This error was corrected prior to the issuance of our financial statements for the year ended March 31, 2005.

We did not maintain adequate controls over spreadsheets used in our financial reporting process. The Company did not maintain sufficient controls regarding change management and access controls to prevent unauthorized modification of formulas and to detect errors in formulas. These spreadsheets are utilized to calculate and record entries to our records underlying our financial statements. As a result, material errors occurred in our allowance for returns and in our tax footnote disclosure in our annual financial statements. These errors were corrected prior to the issuance of our financial statements.

KPMG LLP has issued an auditors’ report on management’s assessment of our internal control over financial reporting. The auditors’ report is included in the Report of KPMG LLP, Independent Registered Public Accounting Firm, that appears on page 56 of this Annual Report on Form 10-K.

c. Remediation Plans

Management has reported to the Audit Committee the identification of the material weaknesses identified in its assessment. We intend to pursue the following corrective actions during the fiscal year ending March 31, 2006 to address the material weaknesses we have identified. Our remediation plans include:

•	Selectively hiring more qualified accounting personnel with specialized skills and knowledge consistent with the level of accounting expertise required;

•	Further integrating Roxio’s accounting processes and systems;

•	Further training of accounting and financial reporting employees on the new systems;

•	Hiring of a human resources manager to implement improvements regarding the completeness and accuracy of employee records, the processing of payroll transactions and the distribution and acknowledgement of our policies, including our Code of Conduct;

•	Improving the Company’s support for and monitoring and tracking of fixed assets through the implementation of application specific software and improved processes.

d. Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year ended March 31, 2005 and following the completion of the Roxio CSD acquisition, we made material changes to our internal controls including i) implementing a more formal disclosure committee process, ii) integrating our accounting records into the accounting systems and into the related financial reporting controls acquired in the acquisition, iii) reorganizing the duties and responsibilities of the accounting personnel regarding financial close and control activities.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file our definitive proxy statement for our 2005 annual shareholders’ meeting pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and certain information included in such proxy statement is incorporated herein by reference.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is set forth in Part I of this Report. Information relating to our directors will be presented in our definitive proxy statement for the 2005 annual shareholders meeting and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

Information relating to executive compensation will be presented in our definitive proxy statement for the 2005 annual shareholders meeting and is incorporated herein by reference.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership will be presented in our definitive proxy statement for the 2005 annual shareholders meeting and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to related party transactions will be presented in our definitive proxy statement for the 2005 annual shareholders meeting and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to our principal accountant fees and services will be presented in our definitive proxy statement for the 2005 annual shareholders meeting and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements.

Included in Part II of this report:

Consent of Independent Registered Public Accounting Firm (page 56 of this Report).

Consolidated Balance Sheets as of March 31, 2004 and March 31, 2005.

Consolidated Statements of Operations for each of the years in the three year period ended March 31, 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the years in the three year period ended March 31, 2005.

Consolidated Statements of Cash Flows for each of the years in the three year period ended March 31, 2005.

Notes to Consolidated Financial Statements (pages 61 through 85 of this Report).

(a)2.	Financial Statements Schedule.

Included in Part IV of this report:

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3.	Exhibits:

Exhibit	Note	Title
3.1	(1)	Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-Laws

3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation

4.1	(1)	Specimen Common Stock Certificate

4.2	(4)	Certificate of Determination of Series D Preferred Stock of Registrant

4.3	(5)	Certificate of Determination of Series E Preferred Stock of Registrant

10.1	(6)	Asset Purchase Agreement among VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., VERITAS Software International Ltd. and Registrant, dated November 13, 2002.

10.2	(9)	Agreement and Plan of Reorganization by and among Registrant, Snow Acquisition Corporation and InterActual Technologies, Inc., dated January 31, 2004

10.3	(13)	Amended and Restated Asset Purchase Agreement between Registrant and Roxio, Inc., dated December 17, 2004

Exhibit	Note	Title
10.4	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004

10.5	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995

10.6	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000

10.7	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004

10.8	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005

10.9	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002

10.10	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001

10.11	(1)	Form of Indemnity Agreement

10.12	(1)	Amended and Restated Stock Option Plan (compensatory plan)

10.13	(3)	1998 Stock Option Plan (compensatory plan)

10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan

10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement

10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement

10.17	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement

10.18	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement

10.19	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement

10.20	(11)	Sonic Solutions 2004 Stock Incentive Plan

10.21	*	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)

21.1	*	List of subsidiaries

23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer

32.2	*	Section 1350 Certification of Chief Financial Officer

*	filed herewith.

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.

(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.

(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.

(7)	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 30, 2002.

(8)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.

(9)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.

(10)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.

(11)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.

(13)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.

(14)	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(15)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE

SONIC SOLUTIONS

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2003, 2004 and 2005

(in thousands)

	Balance at beginning of period		Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
Year ended March 31, 2003	$383		20	—	22	425
Year ended March 31, 2004	425		30	—	(212)	243
Year ended March 31, 2005	$1,139	(a)	155	309	(341)	1,262
Sales discounts, returns and allowances
Year ended March 31, 2003	$—		—	—	—	—
Year ended March 31, 2004	—		—	—	—	—
Year ended March 31, 2005	$9,346	(a)	—	2,726	(2,957)	9,115

(a)	Includes balances from the Roxio CSD acquisition as of 12/17/04 opening balance sheet.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on June 29, 2005.

SONIC SOLUTIONS

By:	/s/ Robert J. Doris
Robert J. Doris, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

June 29, 2005	/s/ Robert J. Doris
Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Robert J. Doris

June 29, 2005	/s/ Mary C. Sauer
Senior Vice President of Business Development and Director Mary C. Sauer

June 29, 2005	/s/ Robert M. Greber
Director Robert M. Greber

June 29, 2005	/s/ Peter J. Marguglio
Director Peter J. Marguglio

June 29, 2005	/s/ R. Warren Langley
Director R. Warren Langley

June 29, 2005	/s/ A. Clay Leighton
Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton