Form 10-K/A
period 2005-03-31
SONIC SOLUTIONS/CA/
filed 2005-07-29
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

This Form 10-K/A (Amendment No. 1) of Sonic Solutions (“Sonic”) is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission on June 29, 2005.

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

Index

SONIC SOLUTIONS

i

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF SONIC SOLUTIONS

Information regarding Sonic’s executive officers is included in Item 1 of Sonic’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2005.

Sonic’s bylaws currently provide for a board consisting of not less than five nor more than seven directors. The number of directors is presently fixed at five. The term of office of each person elected as a director will continue until the next annual meeting of shareholders or until his or her successor has been elected and qualified.

The name of and certain other information regarding each director is set forth in the table below.

Name of Director	Age	Position With Sonic	Director Since
Robert J. Doris	52	Chief Executive Officer and Chairman of the Board	1986
Mary C. Sauer	52	Senior Vice President of Business Development, Secretary and Director	1986
Robert M. Greber	66	Director	1993
Peter J. Marguglio	58	Director	1986
R. Warren Langley	62	Director	2001

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of Sonic.

Robert J. Doris.    Mr. Doris founded Sonic in 1986, served as Chairman of the Board, President, and Chief Executive Officer from 1986 to April 2005 and since April 2005 has served as Chairman of the Board and Chief Executive Officer. Prior to 1986, he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

Mary C. Sauer.    Ms. Sauer founded Sonic in 1986 and has served as a vice president and director since that time. Ms. Sauer became Senior Vice President of Marketing and Sales in February 1993. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

Robert M. Greber.    Mr. Greber has served as a director of Sonic since August 1993. Mr. Greber served as President and Chief Operating Officer of The Pacific Stock Exchange from July 1990 until December 1995. In January 1996, he was elected Chairman and Chief Executive Officer of The Pacific Stock Exchange. In December 1999, Mr. Greber retired from The Pacific Stock Exchange. Prior to joining The Pacific Stock Exchange, he was from, 1985 to 1987, President and Chief Executive Officer of Diagnostic Networks, Inc., a network of Magnetic Resonance Imaging Centers which was merged into NMR America in 1987. Prior to joining Diagnostic Networks, Inc., Mr. Greber was President and Chief Executive Officer of Lucasfilm Ltd. from 1981 to 1985 where, among other duties, he oversaw development of digital technologies for video, film, audio, and special effects and video games applications. Before joining Lucasfilm, Mr. Greber was associated with the firm of Merrill Lynch where he was Vice President and Manager of the Los Angeles Institutional Office. Mr. Greber also serves on the board of Bay View Capital Corp. and E.D.T. Ergonomical Dental Technologies. Mr. Greber holds a B.S. in Finance from Temple University.

Peter J. Marguglio.    Mr. Marguglio has served as a director of Sonic since August 1986. Since January 1990, Mr. Marguglio has worked at Eatec Corporation, a software company located in Berkeley, California, where he is now President and currently serves as a director. Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981. Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

R. Warren Langley.    Mr. Langley has served as a director of Sonic since June 2001. Since January 2000, Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture-capital firm that emphasizes social investing. From January 2000 to May 2000, he served as interim CEO of Brush Dance, a creator of Mind-Body-Spirit products. From September 1996 until March 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From August 1987 to January 1998, he was a Principal and Chief Operating Officer of Hull Trading in Chicago, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and worked in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for fifteen years. Mr. Langley holds a B.S. degree in Engineer Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Ph.d in Operations Research from Georgia Institute of Technology.

Audit Committee; Audit Committee Financial Expert

Sonic’s board of directors has established an audit committee for the purpose of overseeing the accounting and financial reporting processes of Sonic and audits of Sonic’s financial statements. During the fiscal year ended March 31, 2005, and currently, the audit committee of the board consists of Messrs. Marguglio, Greber and Langley.

Sonic’s board of directors has determined that Mr. Greber qualifies as an audit committee financial expert, as defined by the applicable rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to, among other things, his association with The Pacific Stock Exchange in various capacities, including Chairman, Chief Executive Officer and Chief Operating Officer, and his position as Chief Executive Officer of Diagnostic Network, Inc., and in those capacities had acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an audit committee financial expert. The board of directors also has determined that Mr. Greber is “independent” as that term is defined in Rule 4200 of the listing standards of the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Sonic’s directors and executive officers, and persons who own more than 10% of a registered class of Sonic’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders are also required by Securities and Exchange Commission rules to furnish Sonic with copies of all Section 16(a) forms that they file.

To Sonic’s knowledge, based solely on review of the copies of such reports furnished to Sonic and written representations that no other reports were required, during the fiscal year ended March 31, 2005, each of the directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements during the fiscal year ended March 31, 2005.

Code of Business Conduct and Ethics

Sonic’s board of directors adopted a code of business conduct and ethics in March 2004. This code applies to all of Sonic’s employees and is posted on its web site at www.sonic.com. The code satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as Nasdaq rules applicable to issuers listed on the Nasdaq National Market. The code, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. Any waivers of the code with respect to Sonic’s executive officers and directors may be granted only by the audit committee. Any waivers of the code with respect to the remainder of the employees may be granted by the corporate compliance officer, which is currently Sonic’s Chief Executive Officer. Any waivers of the code and any amendments to the code applicable to the Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller or persons performing similar functions, will be posted on Sonic’s web site.

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth the total compensation for the fiscal years ended March 31, 2005, 2004 and 2003 for the Chief Executive Officer and each of Sonic’s other executive officers who earned at least $100,000 during the fiscal year ended March 31, 2005 (“fiscal 2005”) and who served as executive officers at fiscal year end. None of the named executive officers earned any bonuses or compensation for these fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.

SUMMARY COMPENSATION TABLE

				Long-term Compensation
Name and Principal Position	Fiscal Year Ended March 31,	Annual Compensation		Number of Securities Underlying Options (#)(1)
		Salary ($)	Bonus ($)
Robert J. Doris Chief Executive Officer and Chairman of the Board	2005	$225,000	$0	170,000
	2004	$225,000	$0	170,000
	2003	$198,750	$0	170,000
Mary C. Sauer Senior Vice President, Business Development, Secretary and Director	2005	$162,000	$0	80,000
	2004	$155,925	$0	80,000
	2003	$135,750	$0	80,000
A. Clay Leighton Senior Vice President, Worldwide Operations and Finance and Chief Financial Officer	2005	$215,000	$100,000	100,000
	2004	$223,750	$15,000	0
	2003	$168,333	$15,000	100,000

(1)	All figures in this column represent options to purchase Sonic’s common stock.

The following table sets forth certain information regarding grants of stock options made during the fiscal year ended March 31, 2005 to the executive officers named in the Summary Compensation Table. Since inception, Sonic has not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%	10%
Robert J. Doris	170,000	(1)	9%	$15.90	9/7/2014	$1,699,902	$4,307,886
Mary C. Sauer	80,000	(1)	4%	$15.90	9/7/2014	$799,954	$2,027,240
A. Clay Leighton	100,000	(2)	5%	$17.49	5/10/2014	$11,099,937	$2,787,456

(1)	Options vest over a period of one year at a rate of 8.333% per month.
(2)	Options vest over a period of three years at a rate of 2.778% per month.

The exercise price is equal to the fair market value of Sonic’s common stock on the date of grant, as determined by reference to the closing price of Sonic’s common stock on the Nasdaq National Market. The options are subject to earlier expiration in the event of the officer’s termination of employment with Sonic. Potential realizable value is based on an assumption that the fair market value of the stock on the date of grant appreciates at the stated rate, compounded annually, from the date of grant until the end of the option terms. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect Sonic’s estimate of future stock price appreciation. All of the options in the above table were granted under Sonic’s stock option plans.

The following table sets forth information regarding the number and value of options exercised during the fiscal year ended March 31, 2005 and of unexercised options held by the named executive officers on March 31, 2005. Value of in-the-money options is considered to be the difference between the exercise price and the closing price of $15.05 per share of the common stock as quoted on the Nasdaq National Market on March 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of In-the-Money Options at Fiscal Year End Exercisable/Unexercisable(1)
Robert J. Doris	0	0	1,115,000/85,000	$10,321,123/0
Mary C. Sauer	0	0	602,000/40,000	$5,890,940/0
A. Clay Leighton	26,500	$446,500	394,667/83,333	$4,568,100/277,000

(1)	These values have not been, and may not be, realized, and are based on the positive spread between the respective exercise prices of the outstanding stock options and the closing price of Sonic’s common stock at March 31, 2005 ($15.05).

Sonic did not make any awards during the fiscal year ended March 31, 2005 to any of the executive officers named in the Summary Compensation Table under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, excluding the stock options set forth above.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

None of Sonic’s executive officers has an employment, termination of employment or change-in-control agreement with Sonic.

Compensation Committee Interlocks and Insider Participation

The audit committee, functioning as the compensation committee, determined executive compensation for fiscal 2005. No member of the audit committee served as an officer or employee of Sonic or any of its subsidiaries during fiscal 2005 or previously. No Sonic executive officer served on the board of directors or compensation committee of any entity, which has one or more executive officers serving as a member of Sonic’s board or committee thereof.

Compensation of Directors

Sonic does not pay fees to its directors for attendance at meetings. Sonic does reimburse its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of Sonic. Directors of Sonic who are not, and have not been during the preceding twelve months, employees of Sonic, and who do not directly or indirectly own more than 5% of Sonic’s common stock, are eligible to receive an initial grant and thereafter annual grants of options to purchase shares of Sonic’s common stock. On September 7, 2004, each of Messrs. Greber, Langley and Marguglio was granted an annual option to purchase 30,000, 24,000 and 24,000 shares, respectively, of Sonic’s common stock, at an exercise price of $15.90 per share under Sonic’s 2004 Equity Compensation Plan.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2005 (i) by each person who is known by Sonic to own beneficially more than 5% of the common stock, (ii) by each of Sonic’s directors, (iii) by each of Sonic’s executive officers, and (iv) by all directors and executive officers as a group.

NAME AND ADDRESS(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(2)
RS Investment Management (3) 388 Market Street, Suite 200 San Francisco, CA 94111	2,359,875	9.7%
JMP Asset Management LLC (4) One Embarcadero Center, Suite 2100 San Francisco, CA 94111	1,769,776	7.3%
Next Century Growth Investors, LLC (5) 5500 Wayzata Blvd., Suite 1275 Minneapolis, MN 55416	1,585,915	6.5%
Robert J. Doris (6)	1,894,389	7.8%
Mary C. Sauer (7)	853,328	3.5%
Peter J. Marguglio (8)	300,443	1.2%
Robert M. Greber (9)	51,000	*
R. Warren Langley (10)	52,083	*
A. Clay Leighton (11)	476,944	2.0%
All directors and executive officers as a group (6 persons)	3,628,188	14.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.
(2)

This table is based upon information supplied by directors, officers and principal shareholders. Applicable percentage ownership for each shareholder is based on 24,392,103 shares of common stock outstanding as of June 30, 2005, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to the community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

(3)	The information is based solely on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission jointly by RS Investment Management Co. LLC, RS Investment Management, L.P. and George R. Hecht on February 14, 2005.
(4)	The information is based solely on Amendment No. 1 to Schedule 13G filed Securities and Exchange Commission jointly by JMP Asset Management LLC and Joseph A. Jolson on January 1, 2005.
(5)	The information is based solely on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission joinly by Next Century Growth Investors, LLC and Thomas L. Press on February 14, 2005.
(6)	Includes 708,556 shares owned by Mr. Doris, and 1,185,833 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.
(7)	Includes 217,995 shares owned by Ms. Sauer, and 635,333 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.
(8)	Includes 208,443 shares owned by Mr. Marguglio, and 92,000 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.
(9)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.
(10)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.
(11)	Includes 54,500 shares owned by Mr. Leighton and 422,444 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER STOCK OPTION PLANS

The following table provides information as of March 31, 2005 regarding securities authorized for issuance under Sonic’s stock option plans. The stock option plans of Sonic include the 1989 Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan, the 1998 Stock Option Plan, the 2000 Stock Option Plan, the 2004 Stock Incentive Plan, the 2004 Equity Compensation Plan and the 2005 Stock Incentive Plan (Non-U.S. Employees). All of the stock option plans, except for the 2004 Stock Incentive Plan and the 2005 Stock Incentive Plan (Non-U.S. Employees), were approved by Sonic’s shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,724,032	$9.02	2,927,393
Equity compensation plans not approved by security holders	754,805	$20.85	1,245,195
TOTAL	6,478,837	$10.00	4,172,588

The 1998 Stock Option Plan is subject to an annual increase of shares equal to 2% of the total number of shares of Sonic’s common stock outstanding on the last day of the previous fiscal year. The 2000 Stock Option Plan is subject to an annual increase of the lesser of (i) 5% of the total number of shares of Sonic’s common stock outstanding on the last day of the previous fiscal year, (ii) 750,000 shares of common stock, or (iii) an amount determined by the board of directors.

A description of the material features of Sonic’s 2004 Stock Incentive Plan (the “2004 Incentive Plan”), which was not approved by Sonic’s shareholders, is set forth below. In March 2005, the board of directors adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”) for the grant of stock options to non-U.S. employees. The terms and the purposes of the Non-U.S. Plan and the 2004 Incentive Plan are substantially similar. Awards under the Non-U.S. Plan and the 2004 Incentive Plan are granted only to employees of Sonic as a material inducement to the employee’s entering into service with Sonic. The board of directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan that were previously reserved under the 2004 Incentive Plan. As of March 31, 2005, no options have been granted pursuant to the Non-U.S. Plan. The Non-U.S. Plan was not approved by Sonic’s shareholders. The Non-U.S. Plan will continue in effect until 2015.

2004 Stock Incentive Plan

Sonic’s board of directors adopted the 2004 Incentive Plan in March 2004. A maximum of 1,250,000 shares of common stock is currently available for issuance under the 2004 Incentive Plan. The board of directors, or a committee designated by the board of directors, administers the 2004 Incentive Plan. The administrator has the sole discretion to interpret any provision of the 2004 Incentive Plan, and to determine the terms and conditions of awards of non-qualified stock options, restricted stock and other awards granted under the 2004 Incentive Plan. Awards may be granted under the 2004 Incentive Plan only to employees of Sonic (i) who have not previously been an employee or director of Sonic, or (ii) following a bona fide period of non-employment or non-service to Sonic. Further, awards under the 2004 Incentive Plan are granted as a material inducement to the employee’s entering into service with Sonic. The material features of the 2004 Incentive Plan are summarized below.

Term.    The term of each award shall be stated in the applicable option agreement.

Exercise or Purchase Price.    The exercise or purchase price per share of common stock for awards shall be such price as is determined by the administrator.

Vesting.    Each award shall vest in accordance with a schedule as determined by the administrator.

Transferability.    Awards are transferable to the extent provided in the applicable option agreement.

Termination of Employment.    A participant may not exercise an award after the termination of the participant’s employment or director relationship with Sonic or any parent or subsidiary of Sonic, except to the extent specified in the applicable award agreement. Where the award agreement permits the exercise of the award following termination of the participant’s employment or other service relationship with Sonic or any parent or subsidiary of Sonic, the award shall terminate to the extent not exercised on the last day of the specified period or the last day of the term of the award, whichever occurs first.

Acquisition of Sonic.    If Sonic is acquired whether by sale, transfer of assets, merger or similar transaction, any award not assumed or replaced shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights immediately prior to the specified effective date of such sale, transfer of assets, merger or similar transaction.

Amendment and Termination of the Plan.    The 2004 Incentive Plan will continue in effect until 2014. The board may amend the 2004 Incentive Plan at any time or from time to time or may suspend or terminate it, without approval of the shareholders, except as required by law. However, no action by the board of directors or shareholders may alter or impair any award previously granted under the 2004 Incentive Plan. In connection with the board’s adoption of the Non-U.S. Plan in March 2005, the board reduced the number of shares reserved for issuance under the 2004 Incentive Plan from 2,000,000 shares to 1,250,000 shares. No option may be granted during any suspension of or after termination of the 2004 Incentive Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sonic has entered into indemnification agreements with each of its directors and executive officers. Such agreements require Sonic to indemnify such individuals to the fullest extent permitted by California law.

All transactions between Sonic and its officers, directors, principal stockholders and affiliates have been and will be approved by a majority of its board of directors, including a majority of Sonic’s disinterested, non-employee directors on the board, and have been or will be on terms no less favorable to Sonic than could be obtained from unaffiliated third parties.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP performed services for Sonic in fiscal 2005 and fiscal 2004 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid or payable to KPMG in fiscal 2005 and 2004 were as follows:

Fees	March 31, 2005	March 31, 2004
AUDIT FEES:
Audit Review and Preparation—Consists of fees billed for audit of financial statements and review of interim financial statements	1,839,750	300,000
Statutory Audits—Consists of fees billed in relation to required statutory audits of foreign subsidiaries	—	—
SEC Compliance—Consists of fees billed for assistance with our SEC filings	143,000	116,000

TOTAL AUDIT FEES	1,982,750	416,000

AUDIT-RELATED FEES	—	—

TAX FEES:
Consists of fees billed in relation to preparation and review of income tax returns, fees billed in relation to advice on tax matters and consists of tax planning and strategy services	89,554	114,830

ALL OTHER FEES:
Consists of other products or services, including financial information systems design and implementation services	219,528	—

TOTAL ALL FEES	2,291,832	530,830

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by KPMG must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from Sonic. In accordance with its policies and procedures, our audit committee approved all audit and non-audit services prior to them being performed by KPMG in fiscal 2005.

P ART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K/A:

(1)	Exhibits

The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on July 29, 2005.

SONIC SOLUTIONS

By:	/s/ Robert J. Doris
Robert J. Doris, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

July 29, 2005	/s/ Robert J. Doris
Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Robert J. Doris

July 29, 2005	/s/ Mary C. Sauer
Senior Vice President of Business Development and Director Mary C. Sauer

July 29, 2005	/s/ Robert M. Greber
Director Robert M. Greber

July 29, 2005	/s/ Peter J. Marguglio
Director Peter J. Marguglio

July 29, 2005	/s/ R. Warren Langley
Director R. Warren Langley

July 29, 2005	/s/ A. Clay Leighton
Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton

INDEX TO EXHIBITS

Exhibit	Note	Title
3.1	(1)	Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-Laws

3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation

4.1	(1)	Specimen Common Stock Certificate

4.2	(4)	Certificate of Determination of Series D Preferred Stock of Registrant

4.3	(5)	Certificate of Determination of Series E Preferred Stock of Registrant

10.1	(6)	Asset Purchase Agreement among VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., VERITAS Software International Ltd. and Registrant, dated November 13, 2002.

10.2	(9)	Agreement and Plan of Reorganization by and among Registrant, Snow Acquisition Corporation and InterActual Technologies, Inc., dated January 31, 2004

10.3	(13)	Amended and Restated Asset Purchase Agreement between Registrant and Roxio, Inc., dated December 17, 2004

10.4	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004

10.5	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995

10.6	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000

10.7	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004

10.8	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005

10.9	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002

10.10	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001

10.11	(1)	Form of Indemnity Agreement

10.12	(1)	Amended and Restated Stock Option Plan (compensatory plan)

10.13	(3)	1998 Stock Option Plan (compensatory plan)

10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan

10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement

10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement

10.17	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement

10.18	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement

10.19	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement

Exhibit	Note	Title

10.20	(11)	Sonic Solutions 2004 Stock Incentive Plan

10.21	(16)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)

21.1	(16)	List of subsidiaries

23.1	(16)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	(16)	Section 1350 Certification of Chief Executive Officer

32.2	(16)	Section 1350 Certification of Chief Financial Officer

*	filed herewith.

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.

(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.

(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.

(7)	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 30, 2002.

(8)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.

(9)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.

(10)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.

(11)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.

(13)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.

(14)	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(15)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.

(16)	Incorporated by reference to exhibits to Annual Report on Form 10-K filed on June 29, 2005.

2