Form 10-Q
period 2005-06-30
SONIC SOLUTIONS/CA/
filed 2005-08-15
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 23190

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

Yes  x             No

The number of outstanding shares of the registrant’s Common Stock on August 2, 2005, was 24,395,004.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2005

i

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	2005
	March 31*	June 30
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,436	$42,853
Accounts receivable, net of allowance for returns and doubtful accounts of $10,377 and $8,767 at March 31, 2005 and June 30, 2005, respectively	12,839	13,628
Inventory	755	715
Unbilled receivables	121	—
Prepaid expenses and other current assets	2,153	2,334

Total current assets	51,304	59,530
Fixed assets, net	6,756	6,569
Purchased and internally developed software, net	1,595	1,485
Goodwill	54,664	53,269
Acquired intangibles, net	49,046	47,731
Other assets	2,583	4,630

Total assets	$165,948	$173,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,087	$9,325
Accrued liabilities	19,164	20,389
Deferred revenue	5,176	6,919
Obligations under capital leases, current portion	84	67

Total current liabilities	33,511	36,700
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	2,170
Deferred revenue, net of current portion	756	679
Obligations under capital leases, net of current portion	41	21

Total liabilities	66,525	69,570

Commitments and contingencies (Notes 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and June 30, 2005
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 24,392,103 shares issued and outstanding at March 31, 2005 and June 30, 2005, respectively	106,410	106,669
Accumulated other comprehensive loss	(274)	(325)
Accumulated deficit	(6,713)	(2,700)

Total shareholders’ equity	99,423	103,644

Total liabilities and shareholders’ equity	$165,948	$173,214

See accompanying notes to condensed consolidated financial statements.

* The consolidated balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts—unaudited)

	Quarters Ended June 30,
	2004	2005
Net revenue	$17,909	$35,519
Cost of revenue	1,861	9,249

Gross profit	16,048	26,270

Operating expenses:
Marketing and sales	3,912	8,523
Research and development	6,548	10,390
General and administrative	1,200	4,909
Business integration	—	295

Total operating expenses	11,660	24,117

Operating income	4,388	2,153
Other income (expense), net	60	(113)

Income before income taxes	4,448	2,040
Provision (benefit) for income taxes	461	(1,973)

Net income	$3,987	$4,013

Net income per share
Basic	$0.18	$0.16

Diluted	$0.16	$0.15

Shares used in computing net income per share
Basic	22,044	24,350

Diluted	25,461	27,499

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands—unaudited)

	Quarter Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$3,987	$4,013
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	816	2,681
Provision for returns and doubtful accounts, net of write-offs and recoveries	41	(1,610)
Changes in operating assets and liabilities:
Accounts receivable	2,412	942
Inventory	(36)	40
Prepaid expenses and other current assets	202	(181)
Other assets	(20)	(2,047)
Acquired intangibles sold as part of operations	—	1,169
Accounts payable	274	191
Accrued liabilities	(287)	1,451
Deferred revenue	200	1,666

Net cash generated by operating activities	7,589	8,315

Cash flows from investing activities:
Purchase of fixed assets	(765)	(824)
Additions to purchased and internally developed software	(185)	(245)

Net cash used in investing activities	(950)	(1,069)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,007	259
Proceeds from issuance of common stock	23,976	—
Principal payments on capital leases	(20)	(37)

Net cash generated by financing activities	24,963	222

Effect on exchange rate changes on cash and cash equivalents	(3)	(51)

Net increase in cash and cash equivalents	31,599	7,417
Cash and cash equivalents, beginning of period	36,182	35,436

Cash and cash equivalents, end of period	$67,781	$42,853

Supplemental disclosure of cash flow information:
Interest paid during period	$7	$356

Income taxes paid during period	$330	$183

Supplemental disclosure of non-cash transactions:
Adjustment of Roxio goodwill to increase acquired intangibles	$—	$1,169
Adjustment of Roxio goodwill to decrease acquired liabilities	$—	$226

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company,” have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission.

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

We derive our software revenue primarily from licenses of our software products, including any related hardware components, development agreements and maintenance and support. In addition, during the quarter ended June 30, 2005, we derived revenue from the sale of patents in the amount of $2,082,000. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is generally measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and the sale of patents is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectability is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to customers during either the current fiscal year or in prior fiscal years for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed to certain OEMs for products that contain one or more undelivered elements.

Unbilled receivables represented estimated amounts to be received by us from Roxio customers after December 17, 2004 related to revenue earned by Roxio prior to December 17, 2004.

(2) Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, used in the calculation of basic and diluted net income per share for the quarters ended June 30, 2004 and 2005, respectively (in thousands, except per share data):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
Net income applicable to common shareholders	$3,987	$4,013

Net income per share
Basic	$0.18	$0.16

Diluted	$0.16	$0.15

Shares used in computing net income
Basic	22,044	24,350

Diluted	25,461	27,499

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the quarters ended June 30, 2004 and 2005, respectively (in thousands):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
Shares used in basic net income per share computation	22,044	24,350
Effect of dilutive potential common shares resulting from stock options	3,417	3,149

Shares used in diluted net income per share computation	25,461	27,499

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands), respectively:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	1,757	3,707

Shares excluded from diluted net income per share computation	1,757	3,707

(3) Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.

Had compensation cost for stock options issued pursuant to our stock option plans been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the quarters ended June 30, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
Net income as reported	$3,987	$4,013
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	1,895	3,675

Pro Forma net income	$2,092	$338

Reported basic net income per share	$0.18	$0.16

Reported diluted net income per share	$0.16	$0.15

Pro Forma basic net income per share	$0.09	$0.01

Pro Forma diluted net income per share	$0.08	$0.01

The weighted-average fair value of options granted in the three months ended June 30, 2004 and 2005 was $12.63 and $9.34, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the quarters ended June 30, 2004 and 2005; risk-free interest rate of 3.3% and 3.8%, respectively; expected life of 4.0 years; expected volatility of 104% and 89%, respectively; and no dividends.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” and on March 29, 2005, the Securities and Exchange Commission (“SEC”) issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact our Consolidated Income Statement.

(4) Inventory

The components of inventory consist of (in thousands):

	March 31, 2005	June 30, 2005
Finished goods	$746	$624
Work in-process	9	9
Raw materials	—	82

	$755	$715

(5) Purchased, internally developed software, goodwill and acquired intangibles

The components of all intangible assets, excluding goodwill, were as follows: (in thousands):

Purchased and internally developed software:

		March 31, 2005	June 30, 2005
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$957	$1,622	$(736)	$886
Internally developed software	3	638	9,509	(8,910)	599

		$1,595	$11,131	$(9,646)	$1,485

Amortization of internally developed software costs was $113,000 and $112,000 for the quarters ended June 30, 2004 and 2005, respectively.

Acquired Intangibles:

		March 31, 2005	June 30, 2005
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$9,543	$11,249	$(2,355)	$8,894
Customer Lists	4-15	13,691	14,440	(1,400)	13,040
Trademarks	3	112	180	(83)	97
Tradename	Indef	25,700	25,700	—	25,700

		$49,046	$51,569	$(3,838)	$47,731

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives or based on forecasted cash flows. Amortization of acquired intangibles was $209,000, and $1,315,000 for the quarters ended June 30, 2004 and 2005, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2006 (remaining nine months)	$3,843
2007	4,704
2008	4,393
2009	3,943
2010	1,770
Thereafter	3,378

$22,031

We evaluate the remaining useful life of intangible assets not subject to amortization, such as tradenames, on each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment. If impairment is found, that intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

The following table presents a rollforward of the goodwill and acquired intangibles as of June 30, 2005 (in thousands):

	March 31, 2005	Adjustment(1)	Amortization(2)	June 30, 2005
Goodwill	$54,664	$(1,395)	$—	$53,269
Acquired technology	9,543	—	(649)	8,894
Trademark/brand name	25,812	—	(15)	25,797
Customer lists/contracts	13,691	—	(651)	13,040

	$103,710	$(1,395)	$(1,315)	$101,000

(1)	Includes an adjustment to goodwill acquired related to the Roxio CSD acquisition in fiscal year 2005 to reflect an adjustment in an accrual of $226,000 and an adjustment for the revaluation of patents acquired with the Roxio CSD acquisition that we sold during the quarter ended June 30, 2005 in the amount of $1,169,000.
(2)	Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6) Roxio CSD Acquisition

On December 17, 2004 Sonic Solutions and Roxio, Inc. (“Roxio”) entered into an Amended and Restated Asset Purchase Agreement (the “Amended Purchase Agreement”) for the acquisition of the consumer software division of Roxio (referred to at times as the “Roxio CSD acquisition”), and Sonic announced that it had completed its previously announced purchase of the Roxio CSD. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic and Roxio entered into on August 9, 2004. Sonic acquired the Roxio CSD to enhance Sonic’s retail distribution.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s common stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

The transaction was accounted for as a purchase. Under purchase accounting, the purchase price was allocated to assets purchased and liabilities assumed based on their relative fair values as of the date acquired, with the excess recorded as goodwill. Based on an evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price, as adjusted through June 30, 2005, were as follows:

Common stock issued	$8,630
Cash	72,299
Estimated transaction costs	3,856

Total purchase price	$84,785

Fair market value of liabilities assumed less tangible assets acquired	$(5,365)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Patents	1,169
Acquired in process technology	3,100
Goodwill	37,981

Net assets acquired	$84,785

The final purchase price and accounting for the acquisition is dependent on receipt and acceptance by us of the closing date audited financial statements and on the receipt of Roxio’s outstanding OEM royalty reports.

During the quarter ended June 30, 2005, an adjustment in the amount of $1,169,000 was made to goodwill representing an adjustment for the subsequent revaluation of patents acquired. These patents were licensed and sold to a third party during the quarter ended June 30, 2005.

The transaction costs above include approximately $1,000,000 of transaction related liabilities of Sonic including approximately $700,000 for severance payments to former CSD employees and approximately $300,000 for exit costs associated with CSD facilities. These restructuring plans were executed within a few months of the date of close of the transaction.

As part of the acquisition of Roxio, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(560)
Adjustments	71

Balance at June 30, 2005	$1,725

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. We do not anticipate significant additional restructuring charges in the next fiscal year.

The value of identifiable intangible assets was determined in accordance with SFAS No. 141, “Business Combinations.” Core developed technology represents technology products that had been introduced into the market, were generating revenue and / or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized based upon forecasted cash flows. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not currently be amortized.

Acquired in-process technology includes the value of products in the development stage that are not considered to have reached technological feasibility or have alternative future use as of the acquisition date. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and was included as a separate line item on our Consolidated Statements of Operations for the fiscal year ended March 31, 2005.

Through March 31, 2005 we incurred additional expenses of approximately $2,190,000 related to transition the Roxio business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000 and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000. During the first quarter ended June 30, 2005, we incurred additional expenses of approximately $295,000 to continue the transition of the Roxio business into our operations. These expenses consisted of incremental costs incurred by consultants who worked on the integration.

Results for the Roxio CSD have been included in our consolidated results beginning on December 18, 2004.

(7) Shareholders’ Equity

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

In conjunction with the Roxio CSD acquisition and pursuant to the terms of the Amended Purchase Agreement, we issued Roxio 653,837 shares of Sonic Solutions common stock (the “Shares”) valued at $8,630,000 as part of the Purchase Price. Under the terms of the Amended Purchase Agreement, we have agreed to file a registration statement with respect to the sale of the Shares by Roxio.

During the quarter ended June 30, 2005, 75,018 options were exercised with a value $295,000.

(8) Contingencies, Commitments and Credit Facilities

(A) CONTINGENCIES

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals on our balance sheet related to the settlement of the MGI related patent infringement claims and the Sonic Solutions related infringement claims. The amount, if any, necessary to settle patent claims related to Roxio, MGI, or Sonic Solutions software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation (“Optima”) filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of its patents by Roxio’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date was set for November 1, 2005. Further proceedings in the case have moved the trial date to February 6, 2006.

(B) COMMITMENTS

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters ended June 30, 2004 and 2005 was approximately $528,000 and $1,006,000, respectively. On February 3, 2004, we signed an Amendment No. 3 to our office lease for our headquarters in Novato, California. The terms of the Amendment No. 3 extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $400,000 to restore the building to its original condition; and in addition have provided a reserve for this lease as a Accrued Restructuring in long-term liabilities.

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,	Lease Obligation
2006 (nine remaining months)	$2,656
2007	4,308
2008	1,445
2009	1,378
2010	1,060
Thereafter	—

$10,847

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $84,000 and $41,000 for the fiscal years ending March 31, 2006 and 2007, respectively.

(C) CREDIT FACILITIES

On December 15, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with UBOC that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007. The Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The interest rate charged on borrowings under the Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%.

The Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

(D) OTHER

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

Under the terms of an agreement with an outside supplier, we have a commitment that requires us to purchase finished goods inventory from them subject to certain terms. At June 30, 2005, the amount was not significant.

(9) Significant Customer Information and Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to report financial and descriptive information about our reportable operating segments, including segment profit or loss, certain specific revenue and expense items and segment assets, as well as information about the revenues derived from our products and services, the countries in which we earn revenue and hold assets, and major customers. The method for determining what information to report is based on management’s organization of the operating segments within our company for making operating decisions and assessing financial performance.

Our Chief Executive Officer is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by segregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we recently acquired in connection with the Roxio CSD acquisition. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional products segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended June 30,
	2004	2005
Net revenue
Consumer	$15,309	$33,875
Professional products	2,600	1,644

Total net revenue	$17,909	$35,519

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended June 30, 2004		Unallocated operating expenses	Total
	Consumer	Professional audio and video
Net revenue	$15,309	$2,600	$—	$17,909
Operating income (loss)	$6,695	$31	$(2,338)	$4,388

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended June 30, 2005		Unallocated operating expenses	Total
	Consumer	Professional audio and video
Net revenue	$33,875	$1,644	$—	$35,519
Operating income (loss)	$9,316	$(746)	$(6,417)	$2,153

Net Revenue by Geographic Location (in thousands):

	Quarter Ended June 30,
	2004	2005
North America	$13,456	$29,342
Export:
France	24	880
Germany	563	418
United Kingdom	275	1,047
Other European	483	753
Japan	2,229	2,502
Taiwan	750	108
Other Pacific Rim	122	452
Other international	7	17

Total net revenue	$17,909	$35,519

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	Quarter Ended June 30,
	2004	2005
North America	$3,745	$5,516
Japan	20	218
Canada	—	550
Other international	35	283

Total net assets	$3,800	$6,567

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended June 30,		Percent of Total Accounts Receivable June 30,
	2004	2005	2004	2005
Dell	36%	17%	0%	16%
Navarre	0%	14%	0%	8%
Rush Order	0%	14%	0%	6%

Revenue recognized from Dell is pursuant to development and licensing agreements.

Revenue recognized from Navarre and Rush Order is pursuant to distributor agreements, in connection with the business lines acquired with the Roxio CSD acquisition.

(10) Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended June 30
	2004	2005
Net income	$3,987	$4,013
Other comprehensive loss:
Foreign currency translation losses	3	51

Comprehensive income	$3,990	$4,064

(11) Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Income Statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at their fair value rather than at their carryover basis. The provisions of SFAS No. 152 are effective for fiscal years beginning after June 15, 2005. We will adopt this standard in fiscal year 2007. Management believes that the adoption of this statement will not have a material impact on our financial statements.

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We plan to adopt this standard in fiscal year 2006; however, we have not begun our analysis and expect that we may not be able to do so until Congress or the Treasury Department provide additional clarifying language on the key elements of this provision.

(12) Income Taxes

During the quarter ended June 30, 2004, income tax expense of $461,000 consisted primarily of state and local taxes plus the effect of alternative minimum taxes for which deferred tax assets were immediately reserved against, as we could not determine at that time they were more likely than not to be realized.

During the quarter ended June 30, 2005, we recorded an income tax expense of $337,000. In addition, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax asset reserves established in prior years. As a result, we booked an income tax benefit relating to the reversal of reserves totaling $2,310,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by ourselves and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our OEM partners, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors, “ our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

A large portion of our quarterly professional product revenue usually is generated in the last few weeks of the quarter. Because our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts, operating results can be very negatively affected if OEM partner shipments do not meet our forecast or if professional revenue generated in the last few weeks of a quarter or year do not meet our forecast.

OVERVIEW

We develop and market computer software related to digital media—that is data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful optical disc based digital media formats—the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD-Video”). Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio and DVD-Video formats (and in related formats);

•	recording data files on CD recordable or DVD recordable discs in the CD-ROM and DVD-ROM formats;

•	editing video programs;

•	playing DVD-Video discs;

•	managing digital media on a computer’s or consumer electronic device’s file system;

•	editing and adjusting digital photographs and other images; and

•	backing up the information contained on hard discs attached to computers and consumer electronic devices.

Most of the products we sell include only software, though in our professional business we sometimes we include “plug-in” computer hardware with our software. We also license the software technology underlying our tools to other companies to incorporate in products they develop. Most of the software we sell is intended for use on Windows personal computers, but some of our products operate on the Macintosh operating system, and some operate on Linux as well.

We organize our business into three operating units:

•	Professional Products Group—Our Professional Products Group offers professional products including advanced DVD-Video creation tools intended for use by high-end professional customers. We sell a number of products in this category including DVD Creator®, Scenarist®, DVD Producer™, ReelDVD®, and DVD-Audio Creator, all under the “Sonic” brand name. In addition to computer-based tools, we offer content development services under the InterActual® brand name enabling professional content publishers to offer enhanced interactivity and web connectivity to DVD-Video end users who view DVD-Video discs on personal computers (“PCs”). Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•	Roxio Division—The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC™, CinePlayer™, DVDit®, Easy DVD Copy™, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator™, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as on our webstore and in retail channels (both “bricks and mortar” and web-based channels). Since we finalized our acquisition of the Roxio CSD in December 2004, we have been transitioning all of our consumer applications software products to the Roxio brand. As of the date of this report, this process is not complete. We anticipate a full transition to the Roxio brand later in fiscal year 2006.

•	Advanced Technology Group—The Advanced Technology Group offers software and software components to PC application and consumer electronics developers. We market much of this software under the brand name “AuthorScript.” The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

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

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. We also sell and license patents and patented technology. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our standard pricing and discounting practices for those products and services when sold separately. Objective evidence of support services is generally measured by annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists, delivery of the product (including hardware) has occurred, no significant obligations with regard to implementation remain, the fee is fixed and determinable, and collectability is probable.

In addition, royalty revenue from distributors that do not meet our credit standards is recognized upon sell-through to the end-customer. We consider all arrangements with payment terms longer than one year not to be fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized over the service period based on proportional progress. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

Revenue from software product sales to distributors is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectability is probable. Revenue from certain distributors is recognized upon sell-through to retailers or to end customers. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB No. 104, “Revenue Recognition in Financial Statements. These allowances are recorded as a direct reduction of revenues and as a contra to net accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred license, maintenance and support; (2) amounts billed to certain distributors for our products not yet sold to the end-user customers; (3) amounts billed in excess of services performed to customers for license and development agreements; and (4) amounts billed to certain OEMs for products which contain one or more undelivered elements.

—Unbilled Receivables

In connection with the Roxio CSD acquisition we originally recorded approximately $397,000 as unbilled receivables which represent our estimate of the OEM royalty reports we expect to receive after December 17, 2004 for shipments prior to December 17, 2004. At March 31, 2005, we recorded an additional amount of approximately $121,000 as unbilled receivables, which represented our estimate of the remaining OEM royalty reports we expect to receive after December 17, 2004 for shipments prior to December 17, 2004. As of June 30, 2005, there are no unbilled receivables.

—Allowance for Returns and Doubtful Accounts

We maintain an allowance for returns and doubtful accounts to reflect the expected distributor returns and the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances may be required.

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

In accordance with SFAS No. 142, goodwill is not amortized, rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 in a two-step process at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our DMD acquisition from VERITAS during the quarter ended December 31, 2002, from our InterActual acquisition during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of June 30, 2005, no events have occurred that would lead us to believe that there has been any impairment.

—Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider to be impaired as of June 30, 2005.

—Stock Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. See Notes 1 and 7 to our consolidated financial statements for March 31, 2003, 2004 and 2005 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No.123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Income Statement similar to our pro forma disclosure under SFAS No. 123, as amended. For example, the impact of applying SFAS No. 123 for first quarter ended June 30, 2005 would have adjusted our diluted net income per share from $0.14 to diluted net income per share of $0.01.

OTHER DISCLOSURES

—Foreign Subsidiaries

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

During the quarter ended September 30, 2003, we established a wholly-owned subsidiary in China, called “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this subsidiary. We established this subsidiary in response to the growing demand for our CD/DVD creation technology worldwide. This subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations, which include development and sales offices in North America, Europe, Japan and Taiwan.

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with the acquisition of InterActual. This subsidiary includes all the acquired assets and liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations personnel.

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands. Two hundred and twelve former Roxio CSD employees joined Sonic, of which 132 currently work in our foreign offices.

—Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters ended June 30, 2004 and 2005, respectively (in thousands):

	Quarter Ended June 30,
	2004	2005
Net revenue	100.0%	100.0%
Cost of revenue	10.4	26.0

Gross profit	89.6	74.0

Operating expenses:
Marketing and sales	21.8	24.0
Research and development	36.6	29.3
General and administrative	6.7	13.8
Business Integration	—	0.8

Total operating expenses	65.1	67.9

Operating income	24.5	6.1
Other income (expense)	0.3	(0.3)
Provision (benefit) for income taxes	2.6	(5.6)

Net income	22.2%	11.4%

Comparison of Quarter Ended June 30, 2004 and 2005

NET REVENUE. Our net revenue increased from $17,909,000 for the quarter ended June 30, 2004 to $35,919,000 for the quarter ended June 30, 2005, representing an increase of 101%. The increase in net revenue for the quarter ended June 30, 2005 was primarily due to the 121% increase in volume of sales reported of our consumer software products, both from new and existing OEM partners. This increase was also due to the addition of product lines acquired as part of the Roxio CSD acquisition, which we completed in mid December 2004. Included in net revenue for the quarter ended June 30, 2005 is revenue recognized in the amount of approximately $2,082,000 from the sales of some patents which we had acquired with the Roxio CSD acquisition. The increase in net revenue for the first quarter ended June 30, 2005 was offset, in part, by a decrease in sales of our professional products of approximately 37%. The following table includes the breakdown of revenue by consumer and professional products for the quarters ended June 30, 2004 and 2005 (in thousands):

	Quarter Ended June 30,
	2004	2005
Net revenue
Consumer	$15,309	$33,875
Professional products	2,600	1,644

Total net revenue	$17,909	$35,519

International sales accounted for $4.5 million, or 25% of our net revenue in the quarter ended June 30, 2004 and for $6.2 million or 17% of our net revenue in the quarter ended June 30, 2005. The percentage decrease in the quarter ended June 30, 2005 was primarily due to the increase in domestic sales of OEM, retail and development revenue from our consumer products as well as decline in sales of our professional products to our European customers. Sales to Japan accounted for 12% and 7% of our net revenue for the quarters ended June 30, 2004 and 2005, respectively. International sales historically have ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the quarters ended June 30, 2004, and 2005 indicated by geographic location (in thousands):

	Quarter Ended June 30,
	2004	2005
North America	$13,456	$29,342
Export:
France	24	880
Germany	563	418
United Kingdom	275	1,047
Other European	483	753
Japan	2,229	2,502
Taiwan	750	108
Other Pacific Rim	122	452
Other international	7	17

Total net revenue	$17,909	$35,519

COST OF REVENUE. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased from 10.4% of net revenue in the quarter ended June 30, 2004 to 26.0% in the quarter ended June 30, 2005. The increase in cost of revenue as a percentage of net revenue in fiscal year 2005 was primarily due to the Roxio CSD software acquired in mid December 2004, which included a higher percentage of retail sales and which carry a lower margin. In addition, the quarter ended June 30, 2005 included $1,169,000 in costs related to the sale of patents obtained in the Roxio acquisition.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development is not recorded as an expense in the period in which it is actually incurred. Instead, the costs are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the quarters ended June 30, 2004 and 2005 we capitalized approximately $91,000 and $73,000, respectively, and amortized approximately $113,000 and $112,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual and the Roxio CSD acquisitions.

SIGNIFICANT CUSTOMERS. Revenue from two customers, Adobe and Microsoft, accounted for 13% and 10%, respectively, of our total net revenue for fiscal year 2003. Three customers, Dell, Hewlett-Packard and Sony, accounted for 22%, 13% and 11%, respectively, of our total net revenue for fiscal year 2004. Dell accounted for 33% of our total net revenue for fiscal year 2005. In each of those fiscal years, no other customer accounted for more than 10% of our revenue.

Dell accounted for 36% and 17% of our total net revenue for the quarters ended June 30, 2004 and 2005, respectively. Revenue recognized from these customers was pursuant to development and licensing agreements we have with them. Navarre and Rush Order accounted for 14% and 14%, respectively, for the quarter ended June 30, 2005. Revenue recognized from these two customers was pursuant to distributor agreements in connection with the business lines acquired with the Roxio CSD acquisition which was completed in mid December 2004. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended June 30,		Percent of Total Accounts Receivable June 30,
	2004	2005	2004	2005
Dell	36%	17%	0%	16%
Navarre	0%	14%	0%	8%
Rush Order	0%	14%	0%	6%

GROSS PROFIT. Our gross profit as a percentage of net revenue decreased from 89.6% for the quarter ended June 30, 2004 to 74.0% for the quarter ended June 30, 2005. The decrease in our gross profit in fiscal year 2005 was primarily due to the increase in cost of sales associated with the product lines acquired as part of the Roxio CSD acquisition, which are distributed to a large extent through retail channels and which generally exhibit a lower gross margin than our historical consumer software sales.

Following the Roxio CSD acquisition, we now derive a greater portion of our revenue from sales of software to end users via retail channels (both physical and web-based). Retail sales often require physical fulfillment of customer orders (involving shipment of boxes, CDs or DVDs and manuals) and thus exhibit higher costs than our traditional business. In addition, retail channels are often quite competitive, sometimes requiring price reductions to maintain market share. The combination of higher costs and possibly lower prices results in lower gross margins for retail sales than we have been accustomed to in our traditional business. Thus, you should not rely on our past margins as an indication of future results.

MARKETING AND SALES. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $3,912,000 for the quarter ended June 30, 2004 to $8,523,000 for the quarter ended June 30, 2005. Marketing and sales expenses represented 21.8% and 24.0% of net revenue for the quarters ended June 30, 2004 and 2005, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the overall increase in headcount, an increase in our promotional advertising expenses as a result of our increased marketing and sales operations and increase in those promotional expenses associated with the sales of the retail products acquired with the Roxio CSD acquisition. The increase is also due to an increase in sales commissions as a result of the increase in sales in particular, the increase in commission associated with the sale of some patents that were recently acquired with the Roxio CSD acquisition. Headcount increased from 69 at June 30, 2004 to 158 at June 30, 2005. We anticipate that marketing and sales expenses will increase in fiscal year 2006 in comparison to fiscal year 2005 due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year. We anticipate that marketing and sales expenses will also continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $6,548,000 for the quarter ended June 30, 2004 to $10,390,000 for the first quarter ended June 30, 2005. Our research and development expenses represented 36.6% and 29.3% of net revenue for the quarters ended June 30, 2004 and 2005, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount, which increased from 231 at June 30, 2004 to 378 at June 30, 2005. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions, including 113 recently hired as a result of our Roxio CSD acquisition. We anticipate that research and development expenses will increase in the future in comparison to the prior year due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year. We anticipate that research and development expenditures will continue to increase in future periods as our net revenue increases.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $1,200,000 for the quarter ended June 30, 2004 to $4,909,000 for the quarter ended June 30, 2005. Our general and administrative expenses represented 6.7% and 13.8% of net revenue for the quarters ended June 30, 2004 and 2005, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 325 at June 30, 2004 to 616 at June 30, 2005. Included in this headcount increase are 113 engineers and development personnel, 72 sales and marketing personnel and 27 general and administrative personnel hired in connection with the Roxio CSD acquisition. The increase is also due to the increased expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the increased expense associated with the annual audit. During the first quarter ended June 30, 2005 we incurred approximately $1,145,000 in professional services associated with the implementation of these requirements and the completion of the annual audit. We anticipate that general and administrative expenses will increase in the future as our operations expand.

BUSINESS INTEGRATION EXPENSE. Business integration expenses consisted primarily of expenses we incurred to transition the recently acquired Roxio CSD business into our existing operations.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $95,000 and $203,000 for the first quarters ended June 30, 2004 and 2005, respectively. Other expense for the quarter ended June 30, 2005 includes interest expense of approximately $356,000 relating to the interest due on the UBOC Credit Facility.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $158,000 was made for the quarter ended June 30, 2004. A provision for federal, state and foreign taxes in the amount of $337,000 was made for the quarter ended June 30, 2005. Additionally, at June 30, 2005, we had a tax valuation allowance of $16,895,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit of $2,310,000 was recognized in operating results during the quarter ended June 30, 2005 due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $19,205,000. The $2.3 million amount is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $7.2 million portion of the reserve will be absorbed proportionately into operating results during the remaining three quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

Therefore, the net income tax benefit is $1,973,000 for the quarter ended June 30, 2005.

ACQUISITIONS. On December 17, 2004 Sonic and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition. On December 21, 2004, Sonic announced that it had completed its previously announced purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of our stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities generated cash of $7,589,000 and $8,315,000 for the three months ended June 30, 2004 and 2005, respectively.

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

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,976,000 after deducting underwriting discounts associated with the offering.

During the quarter ended June 30, 2005, cash generated by operations included net income of $4,013,000, including depreciation and amortization of $2,681,000. Cash generated by operations was primarily a result of the net income generated, depreciation and amortization, an increase in accounts payable and accrued liabilities of $1,642,000, an increase in deferred revenue of $1,666,000, a decrease in accounts receivable of $942,000, offset in part by an increase in prepaid expenses and other current assets of $181,000.

On December 15, 2004 the Loan Agreement with UBOC that provides for a three-year revolving credit facility. Total availability under the Credit Facility is $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007. The Credit Facility was obtained for general corporate purposes, including for working capital and to finance a portion of our purchase of the consumer software product division of Roxio. On December 14, 2004 we drew down $30,000,000 under the Credit Facility.

The Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt; sell assets; make distributions; make investments; make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at June 30, 2005. The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases was approximately $528,000 and $1,006,000 for the quarters ended June 30, 2004 and 2005, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of Roxio’s consumer software division, including:

•	the Santa Clara Lease for approximately 70,000 square feet. We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our existing revolving Credit Facility. We have provided an accrual of approximately $400,000 to restore the building to its original condition; and in addition have provided a reserve for this lease as a Accrued Restructuring in long-term liabilities.

•	the Richmond Hill Lease for approximately 45,000 square feet. We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in December 2008 . The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

As of June 30, 2005, we had cash and cash equivalents of $42,853,000 and working capital of $22,830,000. We believe that existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

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

The market for our products is characterized by rapid changes in technology. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for, and sales of, our products and the PCs and consumer electronic devices with which our products are bundled;

•	introduction of new products by us and our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders and shipments of our products;

•	changes in the mix of products sold and the impact on our gross margins;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	our ability to enter into or renew on favorable terms our licensing and distribution agreements;

•	the costs associated with the defense of litigation and intellectual property claims; and

•	general economic conditions specific to the DVD audio and video recording market, as well as related PC and consumer electronics markets.

Although we were profitable for fiscal years 2003, 2004 and 2005, and the first quarter of fiscal year 2006, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Furthermore, given the general uncertainty of market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income in fiscal year 2006.

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

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development and product development efforts;

•	the loss or termination of key employees, including costly litigation resulting from the termination of those employees;

•	disruptions among employees which may erode employee morale;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition; and

•	negative reactions from our resellers and customers to an acquisition.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities or other problems, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may affect adversely the trading price of our common stock.

We have grown in recent years, in part due to recent acquisitions such as our Roxio CSD acquisition, and if our executive team is unable to effectively manage our growing company, our operating results and our ability to expand further our operations may suffer.

Our success depends on our ability to effectively manage the growth of our operations. As a result of our recent acquisitions, we have significantly increased our headcount from 110 at March 31, 2002 to 602 at March 31, 2005 and to 615 at June 30, 2005. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have increased our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We are dependent on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the first quarter of fiscal year 2006 approximately 17% of our revenue was derived from revenue recognized on licensing agreements with Dell, and approximately 28% of our revenue was derived from revenue recognized on retail agreements with two national and international distributors (Navarre and Rush Order). For fiscal year 2005 approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. For fiscal year 2005, revenue recognized on retail agreements from Ingram, Rush Order and Navarre was less than 10%. We anticipate that these relationships will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

As a result of the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end-users via retail channels through our network of national and international distributors, including Navarre and Ingram. For the full fourth fiscal quarter ended March 31, 2005, revenue recognized from these distributors as a percentage of revenue was significant, as discussed above. We anticipate that revenue recognized on sales to distributors will continue to represent a significant percentage of revenue in future periods.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other risks that could increase our operating expenses and disrupt our business.

We are dependent on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 17% for the first quarter of fiscal year 2006. Revenue derived from these customers accounted for approximately 30%, 40% and 23% of our revenues in fiscal years 2003, 2004 and 2005, respectively. In connection with the Roxio CSD acquisition, we currently anticipate that we will generate additional international sales. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Also, as a result of recent acquisitions, particularly the Roxio CSD, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of March 31, 2005, we had 7 major locations (a location with more than 15 employees) and employed over 206 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to the following additional risks, among others:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	currency movements in which a foreign currency in which we incur expenses related to foreign operations becomes stronger with respect to the U.S. dollar, thereby, raising our expense level for the same level of operating activity;

•	import and export restrictions and duties, including tariffs and other barriers;

•	foreign regulatory restrictions, for example, safety or radio emissions regulations;

•	liquidity problems in various foreign markets;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability; and

•	changes in diplomatic and trade relationships.

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

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations, business, financial condition and/or the price of our stock:

•	issuance of equity securities that would dilute our current stockholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	difficulties in the assimilation and integration of operations, personnel, technologies, products and information and other systems of the acquired businesses;

•	contractual and intellectual property disputes;

•	risks of entering geographic and business markets in which we have no or only limited prior experience; and

•	potential loss of key employees of acquired businesses.

Our product prices may decline, which could harm our operating results.

The market for our software is intensely competitive. It is likely that prices for our OEM products will decline due to competitive pricing pressures from other software providers, due to competition in the PC industry and due to concentration among OEM customers resulting in their having strong negotiating positions relative to us. In addition, as a result of the Roxio CSD acquisition, we will derive a greater portion of our revenue from retail sales, which also are subject to significant competitive pricing pressures. We may experience additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits.

Our reliance on a single supplier for our manufacturing makes us vulnerable to supplier operational problems.

Our hardware outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier—Arrow Bell Electronics. Furthermore, there are other significant risks associated with outsourcing our manufacturing processes. For example, if Arrow Bell Electronics does not achieve the necessary product delivery schedules, yields and hardware product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

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

Any interruption in the operations of our vendors of sole source components could affect adversely our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margins or operating results.

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

Furthermore, we are dependent on reports prepared by the OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective actions may result in a negative impact on our business or our reported results, for example, we could conclude that our prior reported net revenue and related results may be less than previously reported.

Changes in requirements or business models of our OEM customers may affect negatively our financial results.

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic demands. Because there are a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, which could impact negatively our revenues and results of operations. If particular OEMs demand certain products or product features that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, our revenues and our results of operations could be affected negatively. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their products. These OEM relationships serve an important role in distributing our software to the end-user and positioning the market for upgrades to our more fully featured software products. If we are unable to maintain or expand our relationships with OEMs, our business will suffer.

We rely on distributors to sell our products and disruptions to these channels would affect adversely our ability to generate revenues from the sale of our products.

As a result of the Roxio CSD acquisition, we will derive a greater portion of our revenue from sales of software to end-users via retail channels through our network of national and international distributors. There are currently two distributors that account for a significant portion of sales of Roxio software, and we anticipate that this trend will continue as we integrate the Roxio CSD business into our operations. As a result, any decrease in revenue from these distributors or the loss of one of these distributors and our inability to find a satisfactory replacement in a timely manner could affect adversely our operating results.

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

Unlicensed copying and use of our intellectual property and infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and pending applications for additional patents in the United States and in foreign countries. We also have acquired trademark protection for DVDit®, MyDVD®, DVD Creator®, DVD Fusion, RecordNow!®, Backup MyPC™, CinePlayer™, AuthorScript®, ReelDVD® and Primo SDK, among other products and services of ours. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed, distributed, sold or used. Moreover, despite our efforts, these measures only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

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

If we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in legal proceedings relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others, our business could be harmed seriously. To the extent we are unable to protect our proprietary rights, competitors also may enter the market offering products substantially similar or identical to ours, with a negative impact on sales of our products.

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

Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD, MPEG and other relevant technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby’s licensing affiliate covering Dolby Digital Audio, with Meridian Audio Limited covering Meridian Lossless Packing, with MPEG-LA (see below) covering various aspects of MPEG-2 video compression technology, and with Thomson/Fraunhofer covering various aspects of MPEG-2 and layer 3 audio compression technology, among others. Such license agreements may not be sufficient to grant us all of the intellectual property rights necessary to market and sell our products.

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

Additionally, in connection with the Roxio CSD acquisition, we assumed a number of patent infringement claims and suits involving Roxio for which we have potential liability. For example, Optima filed a lawsuit against us alleging infringement of certain of its patents by Roxio’s Easy CD Creator line of products. In April 2002, Roxio and MGI were notified by a number of companies that certain of Roxio and MGI’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies, including Roxio and MGI, claiming patent infringement.

Patent infringement litigation can be time consuming and costly, may divert management resources and may result in the invalidation of our intellectual property rights. If such litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and required to cease production of infringing products, terminate our use of infringing technology or develop non-infringing technology and obtain a royalty or license agreement to continue using the technology at issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. Our use of protected technology may result in liability that threatens our continuing operations.

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Apple Computer, ArcSoft, CyberLink, Intervideo, Inc., MedioStream, Nero, Pinnacle (the acquisition of Pinnacle by Avid Technology has been announced and recently closed on August 10, 2005) and Ulead (Intervideo recently announced that it has acquired a controlling interest in Ulead). Some of these companies have greater financial and technological resources than we do.

Because our products are designed to adhere to industry standards, to the extent that we cannot distinguish our products from those produced by our competitors, our current distributors and customers may choose alternate products or choose to purchase products from multiple vendors. We may be unable to compete effectively if we cannot produce products more quickly or at lower cost than our competitors.

We cannot provide any assurance that the industry standards on which we develop new products will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future. Accelerated product introductions and short product life cycles require significant expenditures for research and development that could affect adversely our operating results. Further, any new products we develop may not be introduced in a timely manner or in advance of our competitors’ products and may not achieve the broad market acceptance necessary to generate significant revenues.

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

We anticipate that our business will continue to evolve to depend more on sales of consumer products to generate additional revenue and grow our business. If this trend continues, we will be subject to risks due to changing consumer demands, extensive competition which may result in price erosion, product liability litigation and/or product warranty concerns.

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the winter holiday season. Due to the importance of the winter holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers fall below our expectations in November and December (for example, if specific events cause consumer confidence to drop or other factors limit consumer spending), our business, financial condition and operating results may be materially adversely affected.

Success in our consumer segment will depend upon our ability to enhance and distinguish our existing products, to introduce new competitive products with features that meet changing consumer requirements, and to control our inventory levels to minimize impact of sudden price decreases.

Moreover, our success will depend on our ability to sell effectively our products in the consumer market. Historically, the major portion of sales of our consumer products were through bundling arrangements with our OEM customers. However, as we have increased our sales of consumer software, we have increasingly relied on sales of our software through direct (Sonic web store) channels, as well as retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and will take more time and effort to penetrate. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

We may need to develop additional channels to market and sell our professional products, which may not occur.

We rely on dealers for the vast majority of sales for our professional products are through dealers. Recruiting and maintaining dealers can pose significant challenges. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with our products. We may fail to attract the dealers necessary to expand our sales and business reversals or turnovers at dealer organizations may have a negative impact on our sales. Moreover, the attractive dealers in a targeted region may also carry competing products. If our competitors offer our dealers more favorable terms, our dealers may de-emphasize, fail to recommend or decline to carry our products.

Our revolving credit facility imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our revolving credit facility imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate with other businesses. In addition, our revolving credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not hinder our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Currently, the borrowings under the credit facility are secured by a lien on substantially all of our assets.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new, high definition, formats including HD-DVD and Blu-ray Disc. We expend significant time and effort to develop new products in compliance with these new formats. If these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

Our reliance on outsourcing our web store makes us vulnerable to third party’s operational problems.

We have initiated a web-based retail store for our consumer products including MyDVD®, as well as some of our professional products, including DVDit® and ReelDVD®. We currently outsource our web store targeted at the U.S. market through an arrangement we have with Digital River, targeted at the European market through an arrangement with Element 5 (which has been acquired by Digital River) and targeted at the Japanese market through an arrangement with Sanshin. We may have other similar arrangements in the future. We refer to Digital River and such other organizations as “Outsourcers.” Under these arrangements the Outsourcers provide the servers which list our products and handle all purchase transactions through their secure web sites.

We are dependent on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us, errors may not be found in new products until after delivery to our customers. We may need to modify significantly our products to correct these errors. Our reputation and business could be damaged if undetected errors cause our user and customer base to reject our products.

Our executive officers and key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain such qualified personnel.

Our success depends to a significant degree upon the continued contributions of our executive management team, and our technical, marketing, sales, and customer support and product development personnel. The loss of key individuals or significant numbers of such personnel could harm significantly our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees. Because our products are specialized and complex, our success depends upon our ability to attract, train and retain qualified personnel, including qualified technical, marketing and sales personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been, and is likely to continue to be, highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons, among others:

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

In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we have undertaken a comprehensive and costly evaluation of our internal controls. Based on this evaluation and as set forth in the Section 404 management report included in our Annual Report for the year ended March 31, 2005 (the “Annual Report”), our management determined that our internal controls over financial reporting were ineffective as measured by the applicable standards. Our management further determined that our disclosure controls and procedures were ineffective as measured by the applicable standards. In response to these deficiencies, our management has commenced processes and procedures to remediate the deficiencies in our disclosure and internal control by establishing, implementing and testing additional controls. However, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate in a timely manner the material weaknesses discussed in the Annual Report. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective disclosure and internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our corporate headquarters, as well as the majority of our research and development activities, are located in California, an area known for seismic activity. An earthquake, or other significant natural disaster, could result in an interruption in our business. Our business also may be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We are not likely to have sufficient insurance to compensate fully for losses that we may sustain as a result of any natural disasters or other unexpected events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report have not changed materially. Most of our international sales are denominated in U.S. dollars, although some of our sales and development contracts are denominated in foreign currencies. We do not engage in any hedging activities.

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

The following table estimates the changes to cash flow from operations as of June 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change To Interest Rate	Interest Rate Increase
100 bps	50 bps		50 bps	100 bps
		(dollar in thousands)
$963,000	$1,113,000	$1,263,000	($1,413,000)	($1,563,000)

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2005. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and described below, have not been fully remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Material weaknesses in our internal control over financial reporting that were identified at March 31, 2005 relate to:

Insufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. The Company did not employ sufficient qualified personnel to plan, manage and execute the December 17, 2004, Roxio

CSD acquisition and the related purchase accounting. As a result, material errors occurred in the Company’s accounting for Roxio’s facility lease obligations and the related rent expense for the quarter ended December 31, 2004, and in the analysis of the effect of subsequent transactions on purchase accounting for acquired intangibles in the quarter ended June 30, 2005. In addition, material errors occurred in the Company’s classification of debt amounts in its consolidated balance sheet and in its consolidated statement of cash flows in its preparation of financial statements for the quarter ended December 31, 2004. Material errors also occurred in the Company’s consolidated statement of cash flows and footnotes in its preparation of financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, and in analysis of certain revenue contracts for the quarter ended June 30, 2005. These errors in accounting were identified by our current and former independent registered public accountants and were corrected prior to the filing of our financial statements on Form 10-Q for the quarters ended December 31, 2004 and June 30, 2005 and on Form 10-K for the year ended March 31, 2005.

Inadequate controls to ensure appropriate execution of our integration plan to merge the accounting and financial reporting processes of the Roxio CSD into the Company’s existing processes. During the integration of the Roxio CSD, we did not maintain sufficient controls over existence, completeness and accuracy in our cash processes regarding authorization of disbursements and completion and review of bank account reconciliations; over accuracy of account balances in our close processes due to a lack of adequate review and approval of account postings and reconciliations; over accuracy of account balances related to accrued expenses; and over accuracy and completeness in our invoicing process related to shipment information received from third parties upon which we rely to record revenue within certain classes of customers. In addition, we had inadequate controls within the accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result, material errors in accounting for accounts receivable, other current assets and accrued expenses occurred and were corrected prior to the issuance of our financial statements for the year ended March 31, 2005.

Insufficient qualified personnel in our human resources and payroll functions. The Company did not maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti fraud measures including inadequate communication to our employees of our policies generally and with respect to our commitment to developing and maintaining effective internal control over financial reporting and compliance with our Code of Conduct and other corporate governance policies. As a result, material errors in accounting for compensation and related expenses could have occurred in our interim and annual financial statements.

Inadequate controls over accounting for the existence and valuation of fixed assets. The lack of adequate controls to ensure fixed assets records are supported by underlying invoices or other documentation, and the absence of tagging procedures and periodic physical counts, resulted in unsupported balances as well as inaccurate and incomplete data in the fixed assets listing resulting in a material error in accounting for depreciation expense for the year ended March 31, 2005. This error was corrected prior to the issuance of our financial statements for the year ended March 31, 2005.

Inadequate controls over spreadsheets used in our financial reporting process. The Company did not maintain sufficient controls regarding change management and access controls to prevent unauthorized modification of formulas and to detect errors in formulas. These spreadsheets are utilized to calculate and record entries to our records underlying our financial statements. As a result, material errors occurred in our allowance for returns and in our tax footnote disclosure in our annual financial statements. These errors were corrected prior to the issuance of our financial statements for the fiscal year ended March 31, 2005.

Remediation Steps

During the quarter ended June 30, 2005 and through to the date of the filing of this Form 10-Q, we have taken the following steps in our efforts to remediate the deficiencies in our disclosure controls and procedures and the material weaknesses identified above:

•	Selectively hired additional personnel with accounting expertise.

•	Further integrated select Roxio accounting functions by changing certain steps relating to transaction processing and some close procedures.

•	Further trained the accounting staff regarding the accounting systems acquired through the Roxio CSD.

•	Hired a Vice President of Human Resources to oversee and improve the completeness and accuracy of employee records, the processing of payroll transactions and the distribution and acknowledgement of our policies, including our Code of Conduct.

•	Hired a General Counsel to oversee and improve the management of the Company’s legal affairs.

•	Implemented a new software application to improve the Company’s support for and monitoring of fixed assets.

Moreover, we intend to implement the following additional remediation steps:

•	Selectively hire additional qualified accounting personnel with specialized skills and knowledge consistent with the level of accounting expertise required.

•	Continue to integrate Roxio’s accounting processes and systems.

•	Provide additional training to accounting and financial reporting employees on the new accounting processes and systems.

•	Continue to improve the Company’s support for and monitoring and tracking of fixed assets through the implementation of application specific software and improved processes.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to routine claims and litigation incidental to our business. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI (“MGI Software”) Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. Sonic Solutions has separately been approached by companies claiming patent infringement. We currently have accruals on our balance sheet related to the settlement of the MGI related patent infringement claims and the Sonic Solutions related infringement claims. The amount, if any, necessary to settle patent claims related to Roxio, MGI, or Sonic Solutions software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of its patents by Roxio’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of our purchase of Roxio CSD, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. A status conference was held in November 2004, and a trial date is set for November 1, 2005. Further proceedings in the case have moved the trial date to February 6, 2006.

Our business and results of operation may be materially adversely affected if we expend large resources to defend against the claims referenced above and/or incur significant liability to settle the above claims.

In addition, we are a party to other litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position, cash flows or results of operations.

ITEM 6.	EXHIBITS.

10.1	Lease Agreements between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2004 (Incorporated by reference to the Exhibit 10.14 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.,) with the Securities and Exchange Commission on June 30, 2003).

10.2	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001 (Incorporated by reference to the Exhibit 10.15 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.3	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001 (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.4	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002 (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.5	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Sonic Solutions dated February 4, 2005.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Senior Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 15th day of August, 2005.

SONIC SOLUTIONS

/s/ Robert J. Doris Robert J. Doris Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 15, 2005

/s/ A. Clay Leighton A. Clay Leighton Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (Principal Financial Accounting Officer)	August 15, 2005