Form 10-Q
period 2005-09-30
SONIC SOLUTIONS/CA/
filed 2005-11-09
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From                      to

Commission File Number: 000-23190

Sonic Solutions

(Exact name of registrant as specified in its charter)

CALIFORNIA	93-0925818
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

101 Rowland Way, Suite 110 Novato, CA California	94945
(Address of principal executive offices)	(zip code)

(415) 893-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 1, 2005
Common stock, no par value per share	24,781,675

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	2005
	March 31*	September 30
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,436	$18,741
Short term investments	—	26,100
Accounts receivable, net of allowance for returns and doubtful accounts of $10,068 and $7,648 at March 31, 2005 and September 30, 2005, respectively	12,839	16,978
Inventory	755	546
Unbilled receivables	121	—
Prepaid expenses and other current assets	2,153	3,044

Total current assets	51,304	65,409
Fixed assets, net	6,756	6,187
Purchased and internally developed software costs, net	1,595	1,405
Goodwill	54,664	53,481
Acquired intangibles, net	49,046	46,413
Other assets	2,583	4,798

Total assets	$165,948	$177,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,087	$6,891
Accrued liabilities	19,164	23,405
Deferred revenue	5,176	7,143
Obligations under capital leases, current portion	84	62

Total current liabilities	33,511	37,501
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	1,018
Deferred revenue, net of current portion	756	607
Obligations under capital leases, net of current portion	41	11

Total liabilities	66,525	69,137
Commitments and contingencies (Notes 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and September 30, 2005, respectively	—	—
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 24,799,399 shares issued and outstanding at March 31, 2005 and September 30, 2005, respectively	106,410	109,021
Accumulated other comprehensive loss	(274)	(867)
Accumulated earnings (deficit)	(6,713)	402

Total shareholders’ equity	99,423	108,556

Total liabilities and shareholders’ equity	$165,948	$177,693

See accompanying notes to condensed consolidated financial statements.

*	The consolidated balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Net revenue	$17,437	$31,948	$35,346	$67,467
Cost of revenue	1,639	6,845	3,500	16,093

Gross profit	15,798	25,103	31,846	51,374

Operating expenses:
Marketing and sales	3,686	7,354	7,598	15,877
Research and development	7,107	11,128	13,655	21,518
General and administrative	1,387	3,354	2,587	8,264
Business integration	—	41	—	336

Total operating expenses	12,180	21,877	23,840	45,995

Operating income	3,618	3,226	8,006	5,379
Other income (expense), net	171	(234)	231	(347)

Income before income taxes	3,789	2,992	8,237	5,032
Provision (benefit) for income taxes	214	(110)	675	(2,083)

Net income	$3,575	$3,102	$7,562	$7,115

Net income per share
Basic	$0.15	$0.13	$0.33	$0.29

Diluted	$0.14	$0.11	$0.29	$0.26

Shares used in computing net income per share
Basic	23,422	24,586	22,733	24,468

Diluted	26,400	27,975	25,931	27,738

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Six Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$7,562	$7,115
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	1,749	5,059
Provision for returns and doubtful accounts, net of write-offs and recoveries	100	(2,420)
Changes in operating assets and liabilities:
Accounts receivable	(128)	(1,597)
Inventory	(174)	209
Prepaid expenses and other current assets	(877)	(891)
Other assets	(233)	(2,215)
Acquired intangibles sold as part of operations	—	1,169
Accounts payable	700	(2,197)
Accrued liabilities	(865)	3,056
Deferred revenue	(264)	1,818

Net cash generated by operating activities	7,570	9,106

Cash flows from investing activities:
Purchase of fixed assets	(1,838)	(1,316)
Purchase of short term investment instruments	—	(26,100)
Additions to purchased and internally developed software	(586)	(351)

Net cash used in investing activities	(2,424)	(27,767)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,047	2,611
Proceeds from issuance of common stock	23,901	—
Principal payments on capital leases	(31)	(52)

Net cash generated by financing activities	24,917	2,559

Effect of exchange rate changes on cash and cash equivalents	(6)	(593)

Net increase (decrease) in cash and cash equivalents	30,057	(16,695)
Cash and cash equivalents, beginning of period	36,182	35,436

Cash and cash equivalents, end of period	$66,239	$18,741

Supplemental disclosure of cash flow information:
Interest paid during period	$16	$721

Income taxes paid during period	$453	$328

Supplemental disclosure of non-cash transactions:

Adjustment of Roxio goodwill to increase acquired intangibles	$—	$1,169

Adjustment of Roxio goodwill to decrease acquired liabilities, net	$—	$14

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company,” have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, as amended, filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Short Term Investments

Short term investments consist of auction rate securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

We recognize software-related revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements”, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, we recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. In addition, during the quarter ended June 30, 2005, we derived revenue from the sale of patents in the amount of $2,082,000. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our historical pricing for those products and services when sold separately or, in the case of support services, annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement, but does exist for the undelivered elements. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product or other deliverable has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. We consider all arrangements with payment terms longer than one year from the time of delivery not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In those situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables or the criteria of Paragraph 65 of SOP 97-2 otherwise cannot be met, we recognize revenue in connection with the AuthorScript license arrangement in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

In general, we recognize revenue with respect to our patent program in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction (for example, a license versus a patent sale). For example, in a licensing transaction where patents were licensed together with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. As another example, during the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

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

On December 17, 2004, Sonic and Roxio, Inc. (“Roxio”) executed an Amended and Restated Purchase Agreement (the “Amended Purchase Agreement”) pursuant to which Sonic acquired substantially all of the assets of the Roxio Consumer Software Division (the “Roxio CSD”), including all products, intellectual property and trademarks, as well as the “Roxio” name. Unbilled receivables represented estimated amounts to be received by us from Roxio customers after December 17, 2004 related to revenue earned by Roxio prior to December 17, 2004.

(2)	Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the second quarter and six months ended September 30, 2004 and 2005 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
Net income applicable to common shareholders	$3,575	$3,102	$7,562	$7,115

Net income per share
Basic	$0.15	$0.13	$0.33	$0.29

Diluted	$0.14	$0.11	$0.29	$0.26

Shares used in computing net income
Basic	23,422	24,586	22,733	24,468

Diluted	26,400	27,975	25,931	27,738

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the second quarter and six months ended September 30, 2004 and 2005 (in thousands), respectively:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
Shares used in basic net income per share computation	23,422	24,586	22,733	24,468
Effect of dilutive potential common shares resulting from stock options	2,978	3,389	3,198	3,270

Shares used in diluted net income per share computation	26,400	27,975	25,931	27,738

Potential dilutive common shares consist of shares issuable upon exercise of stock options. The impact of our stock options on the shares used for the diluted earnings per share computation is calculated based on the average share price of our common stock for each year using the treasury stock method.

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents (in thousands) were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive, respectively:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	3,059	3,877	2,839	3,996

Shares excluded from diluted net income per share computation	3,059	3,877	2,839	3,996

(3)	Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and comply with the disclosure provisions SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the second quarter and six months ended September 30, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
Net income as reported	$3,575	$3,102	$7,562	$7,115
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	2,073	2,963	3,969	6,495

Pro Forma net income	$1,502	$139	$3,593	$620

Reported basic net income per share	$0.15	$0.13	$0.33	$0.29

Reported diluted net income per share	$0.14	$0.11	$0.29	$0.26

Pro Forma basic net income per share	$0.06	$0.01	$0.16	$0.03

Pro Forma diluted net income per share	$0.06	$0.00	$0.14	$0.02

The weighted-average fair value of options granted in the three months ended September 30, 2004 and 2005, was $9.41 and 12.59, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the second quarter ended September 30, 2004 and 2005, respectively; risk-free interest rate of 2.9% and 4.1%, respectively; expected life of 3 and 4 years, respectively; 86% and 86% expected volatility, respectively; and no dividends.

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

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95.”) The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Statement of Operations.

(4)	Inventory

The components of inventory consist of (in thousands):

	March 31, 2005	September 30, 2005
Finished goods	$746	$524
Work in-process	9	22

	$755	$546

(5)	Purchased and internally developed software, goodwill and acquired intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

	Useful life in years	September 30, 2005			March 31, 2005 Net Carrying Amount
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$1,741	$(903)	$838	$957
Internally developed software	3	9,548	(8,981)	567	638

		$11,289	$(9,884)	$1,405	$1,595

Amortization of internally developed software costs was $160,000 and $71,000 for the quarters ended September 30, 2004 and 2005, respectively, and 274,000 and $183,000 for the six months ended September 230, 2004 and 2005, respectively.

Acquired Intangibles:

	Useful life in years	September 30, 2005			March 31, 2005 Net Carrying Amount
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$11,249	$(2,985)	$8,264	$9,543
Customer Lists	4-15	14,440	(2,073)	12,367	13,691
Trademarks	3	180	(98)	82	112
Tradename	Indef	25,700	—	25,700	25,700

		$51,569	$(5,156)	$46,413	$49,046

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives or based on forecasted cash flows. Amortization of acquired intangibles was $198,000, $1,318,000, $407,000 and $2,633,000 for the second quarter and six months ended September 30, 2004 and 2005, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2006 (remaining six months)	$2,517
2007	4,704
2008	4,393
2009	3,943
2010	1,790
Thereafter	3,366

$20,713

We evaluate the remaining useful life of intangible assets not subject to amortization, such as trade names, on each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment. If impairment is found, that intangible asset is then amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

The following table presents a roll-forward of the goodwill and acquired intangibles as of September 30, 2005 (in thousands):

	March 31, 2005	Adjustment (1)	Amortization (2)	September 30, 2005
Goodwill	$54,664	$(1,183)	$—	$53,481
Acquired technology	9,543	—	(1,279)	8,264
Trademark/brand name	25,812	—	(30)	25,782
Customer lists/contracts	13,691	—	(1,324)	12,367

	$103,710	$(1,183)	$(2,633)	$99,894

(1)	Includes an adjustment to goodwill acquired related to the Roxio Consumer Software Division (“CSD”) acquisition in the fiscal year ended March 31, 2005 (“fiscal year 2005”) to reflect an adjustment in an accrual of $14,000, and an adjustment for the revaluation for the cost of patents acquired with the Roxio CSD acquisition that we sold during the quarter ended June 30, 2005 in the amount of $1,169,000.

(2)	Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6)	Roxio CSD Acquisition

On December 17, 2004 Sonic and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition, and Sonic announced that it had completed its previously announced purchase of the Roxio CSD. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic and Roxio entered into on August 9, 2004. Sonic acquired the Roxio CSD to, among other things, enhance Sonic’s retail distribution.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of Sonic’s common stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

The transaction was accounted for as a purchase. Under purchase accounting, the purchase price was allocated to assets purchased and liabilities assumed based on their relative fair values as of the date acquired, with the excess recorded as goodwill. Based on an evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price, as adjusted through September 30, 2005, were as follows:

Common stock issued	$8,630
Cash	72,299
Estimated transaction costs	3,856

Total purchase price	$84,785

Fair market value of liabilities assumed less tangible assets acquired	$(5,572)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Patents	1,169
Acquired in process technology	3,100
Goodwill	38,188

Net assets acquired	$84,785

The final purchase price and accounting for the acquisition depends on receipt and acceptance by us of the closing date audited financial statements.

During the quarter ended June 30, 2005, an adjustment in the amount of $1,169,000 was made to goodwill representing an adjustment for the subsequent revaluation of patents acquired. These patents were sold to a third party during the quarter ended June 30, 2005 and revenue from the sale of these patents in the amount of $2,082,000 was recognized in that quarter.

The transaction costs above include approximately $1,000,000 of transaction-related liabilities of Sonic, including approximately $700,000 for severance payments to former CSD employees and approximately $300,000 for exit costs associated with CSD facilities. These restructuring plans were executed within a few months of the date of close of the transaction.

As part of the Roxio CSD acquisition, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(830)
Adjustments	255

Balance at September 30, 2005	$1,639

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors such as our success in negotiating with our lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required, or if actual lease exit costs or sublease income differ from amounts currently expected. We do not anticipate significant additional restructuring charges in the next fiscal year.

The value of identifiable intangible assets was determined in accordance with SFAS No. 141, “Business Combinations.” Core developed technology represents technology products that had been introduced into the market, were generating revenue and/or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized based upon forecasted cash flows. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not currently be amortized.

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

Through March 31, 2005 we incurred additional expenses of approximately $2,190,000 related to the transition of the Roxio CSD business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000, and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000. During the six months ended September 30, 2005, we incurred additional expenses of approximately $336,000 to continue the transition of the Roxio CSD business into our operations. These expenses consisted of incremental costs incurred by consultants who worked on the integration.

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

In conjunction with the Roxio CSD acquisition and pursuant to the terms of the Amended Purchase Agreement, we issued Roxio 653,837 shares of our common stock (the “Shares”) valued at $8,630,000 as part of the Purchase Price. Pursuant to the terms of the Amended Purchase Agreement, on September 13, 2005 we filed a registration statement on Form S-3 with respect to the sale of the Shares by Roxio. As of the date of this report, the registration statement on Form S-3 has not yet been declared effective by the SEC.

During the six months ended September 30, 2005, 470,669 options were exercised resulting in cash proceeds of approximately $2,611,000.

(8)	Commitments and Contingencies

(A)	CONTINGENCIES

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals on our balance sheet related to the settlement of the MGI related patent infringement claims and the Sonic related infringement claims. The amount, if any, necessary to settle patent claims related to Roxio, MGI, or Sonic software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The date of the appellate hearing is December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation (“Optima”) filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. As of the date of this filing, no appeal has been filed. However, we expect that an appeal will be filed prior to the deadline, and if so, we will continue to vigorously defend the action on appeal.

(B)	COMMITMENTS

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters and six months ended September 30, 2004 and 2005 was approximately $593,000, $1,115,000, $1,121,000, and $2,121,000, respectively. On February 3, 2004, we signed Amendment No. 3 to our office lease for our headquarters in Novato, California. The terms of Amendment No. 3 extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•	a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay approximately $147,000 per month in rent, which amount increases to approximately $172,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $671,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately $30,000 per month Canadian (“CAN”) in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,	Lease Obligation
2006 (six remaining months)	$2,518
2007	4,190
2008	1,869
2009	1,545
2010	964
Thereafter	—

$11,086

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $62,000 and $11,000 for the fiscal years ending March 31, 2006 and 2007, respectively. As of September 30, 2005, approximately $1,391,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

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

The interest rate charged on borrowings under the Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of September 30, 2005 the interest rate was 5.14%.

The Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. As of September 30, 2005, we were in compliance with all financial covenants.

(D)	OTHER

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

Under the terms of an agreement with an outside supplier, we have a commitment that requires us to purchase finished goods inventory from it subject to certain terms. At September 30, 2005, the amount was not significant.

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

Our Chief Executive Officer (“CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by segregated information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments. The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we recently acquired in connection with the Roxio CSD acquisition. Our consumer products also include software that we license to other companies for inclusion in their products. Our professional products segment includes advanced DVD-Video creation tools which are intended for use by high-end professional customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Net revenue
Consumer	$15,257	$28,886	$30,566	$62,761
Professional audio and video	2,180	3,062	4,780	4,706

Total net revenue	$17,437	$31,948	$35,346	$67,467

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended September 30, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$15,257	$2,180	$—	$17,437
Operating income	$5,873	$151	$(2,406)	$3,618

Net Revenue and Operating Income by Segment (in thousands):

	Six Months Ended September 30, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$30,566	$4,780	$—	$35,346
Operating income	$12,573	$177	$(4,744)	$8,006

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended September 30, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$28,886	$3,062	$—	$31,948
Operating income	$7,665	$328	$(4,767)	$3,226

Net Revenue and Operating Income by Segment (in thousands):

	Six Months Ended September 30, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$62,761	$4,706	$—	$67,467
Operating income	$16,981	$(418)	$(11,184)	$5,379

Net Revenue by Geographic Location (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
North America	$13,001	$23,143	$26,456	$52,485
Export:
France	152	589	177	1,469
Germany	803	463	1,368	881
United Kingdom	100	839	374	1,886
Other European	534	895	1,017	1,648
Japan	2,224	4,891	4,453	7,393
Taiwan	400	127	1,149	235
Other Pacific Rim	222	839	345	1,291
Other international	1	162	7	179

Total net revenue	$17,437	$31,948	$35,346	$67,467

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	Quarter Ended September 30,
	2004	2005
North America	$4,839	$5,048
Japan	21	209
Canada	—	541
Other international	185	389

Total net assets	$5,045	$6,187

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2004	2005	2004	2005	2004	2005
Dell	36%	20%	36%	18%	18%	17%
Navarre	0%	7%	0%	11%	0%	9%

Revenue recognized from Dell is pursuant to development and licensing agreements.

Revenue recognized from Navarre is pursuant to distributor agreements, in connection with the business lines acquired with the Roxio CSD acquisition.

(10)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30
	2004	2005	2004	2005
Net income	$3,575	$3,102	$7,562	$7,115
Other comprehensive loss: Foreign currency translation losses	(3)	(542)	(6)	(593)

Comprehensive income	$3,572	$2,560	$7,556	$6,522

(11)	Recently Issued Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Statement of Operations.

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

During the quarter and six months ended September 30, 2004, income tax expense of $214,000 and $675,000, respectively, consisted primarily of state and local taxes plus the effect of alternative minimum taxes against which the related deferred tax assets were immediately reserved, as we could not determine at that time they were more likely than not to be realized.

During the quarter and six months ended September 30, 2005, we recorded an income tax (benefit) of $(110,000) and $(2,083,000) respectively. Additionally, during the first quarter ended June 30, 2005, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totaling $2,310,000 and $1,658,000 for the quarters ended June 30, 2005 and September 30, 2005, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including the documents incorporated by reference in this report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference into this report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	competing products that may, now or in the future, be available to consumers;

•	our plans to develop and market new products;

•	availability of additional financing to satisfy our working capital and other requirements;

•	our ability to improve our financial performance;

•	other competitive pressures;

•	effects of integrating businesses that we purchased, including the Roxio CSD (which we purchased in fiscal year 2005) and InterActual (which we purchased in fiscal year 2004); and

•	future acquisitions and other business combinations, if any, effected by us or our competitors.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. We do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this document is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by us and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments made by our Original Equipment Manufacturer (“OEM”) partners resulting in royalties reported to us, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors, “ our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

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

We organize our business into three operating units:

•

Professional Products Group – Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as HD DVD and Blu-ray Disc next generation high-definition and high-density disc formats.

Intended for use by professional customers, high-end authoring houses, facilities, major motion picture studios and disc replicators, we sell a number of products in this category including Scenarist®, SD-series hardware encoders, DVDit®, DVDit Pro, and eDVD® all under the “Sonic®” brand name. In addition to computer-based tools, we offer content development technology, products and services under the InterActual® brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity to DVD-Video titles. Additionally we license an InterActual-enabled software DVD player to Hollywood studios to be included on motion picture packaged media releases to consumers who view DVD-Video discs on personal computers (“PCs”). Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•	Roxio Division – The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC™, CinePlayer™, Easy DVD Copy™, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator™, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as on our webstore and in retail channels (both “bricks and mortar” and web-based channels). Since we finalized our acquisition of the Roxio CSD in December 2004, we have been transitioning all of our consumer applications software products to the Roxio brand. As of the date of this report, this process is not complete. We anticipate a full transition to the Roxio brand in calendar year 2006.

•	Advanced Technology Group – The Advanced Technology Group offers software and software components to PC application and consumer electronics developers. We market much of this software under the brand name “AuthorScript.” The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

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

We recognize software-related revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, we recognize revenue with respect to our patent program in accordance with the guidance of SAB 104. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. We also sell and license patents and patented technology. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our historical pricing for those products and services when sold separately or, in the case of support services, annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement, but does exist for the undelivered elements. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product or other deliverable has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. We consider all arrangements with payment terms longer than one year from the time of delivery not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, whereby the development is essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Revenue from certain distributors is recognized upon sell-through to retailers or end customers. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104, “Revenue Recognition in Financial Statements. These allowances are recorded as a direct reduction of revenues and as a contra to net accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In those situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables or the criteria of Paragraph 65 of SOP 97-2 otherwise cannot be met, we recognize revenue in connection with the AuthorScript license arrangement in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

In general, we recognize revenue with respect to our patent program in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction (for example, a license versus a patent sale). For example, in a licensing transaction where patents were licensed together with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. As another example, during the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

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

Our distributor and retail arrangements provide for certain product rotation rights and permit return of products, particularly in the case of the discontinuance of a product. End users typically have the right to return their product within 30 days of purchase. We maintain reserves for these estimated rights and returns.

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

- Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of current and future period charges and amortization expense. The determination of value of these components of a business combination, as well as associated asset useful lives, requires management to make various estimates and assumptions. These estimates and assumptions rely, to a great extent, on the judgment of management.

In accordance with SFAS No. 142, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 in a two-step process at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division (“DMD”) from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual Technologies, Inc. (“InterActual”) during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of September 30, 2005, no events have occurred that would lead us to believe that there has been any impairment.

- Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider impaired as of September 30, 2005.

- Stock Based Compensation

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

In December 2004, the FASB issued SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Statement of Operations similar to our pro forma disclosure under SFAS No. 123, as amended. For example, the impact of applying SFAS No. 123 for second quarter ended September 30, 2005 would have adjusted our diluted net income per share from $0.11 to diluted net income per share of $0.00.

- Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $214,000 and $675,000 was made for the quarter and six months ended September 30, 2004. A provision (benefit) for federal, state and foreign taxes in the amount of $(110,000) and $(2,083,000) was made for the quarter and six months ended September 30, 2005. Additionally, at September 30, 2005, we had a tax valuation allowance of $15,237,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit $2,310,000 and $1,658,000 was recognized for the first and second quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $19,205,000. The $2,310,000 amount for the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $5.6 million portion of the reserve is being absorbed proportionately into operating results during the remaining two quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

OTHER DISCLOSURES

- Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly-owned subsidiary in Japan, called “Sonic Japan KK.” Through the Roxio CSD acquisition, we acquired a subsidiary of Roxio in Japan, which we combined with Sonic’s established subsidiary. The combined subsidiary, named Sonic Solutions Kabushiki Kaisha (K.K.), currently has a total of 17 employees. This subsidiary was established to handle the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

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

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with our InterActual acquisition. This subsidiary includes all the acquired assets and liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual Player, and all engineering and service operations personnel.

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and six months ended September 30, 2004 and 2005, respectively:

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	9.4	21.4	9.9	23.9

Gross profit	90.6	78.6	90.1	76.1
Operating expenses:
Marketing and sales	21.1	23.0	21.5	23.5
Research and development	40.8	34.8	38.6	31.9
General and administrative	8.0	10.6	7.3	12.2
Business integration	0.0	0.1	0.0	0.5

Total operating expenses	69.9	68.5	67.4	68.1

Operating income	20.7	10.1	22.7	8.0
Other income (expense), net	1.0	(0.7)	0.7	(0.5)
Provision (benefit) for income taxes	1.2	(0.3)	2.0	(3.1)

Net income	20.5%	9.7%	21.4%	10.6%

Comparison of Second Quarter and Six Months Ended September 30, 2004 and 2005

NET REVENUE. Our net revenue increased from $17,437,000 for the second quarter ended September 30, 2004 to $31,948,000 for the second quarter ended September 30, 2005, representing an increase of 83%. For the six months ended September 30, 2005, net revenue increased from $35,346,000 to $67,467,000 compared to the same period in the prior fiscal year, representing an increase of 91%. The increase in net revenue for the quarter and six months ended September 30, 2005 was primarily due to the addition of product lines acquired in the Roxio CSD acquisition, which we completed in mid December 2004, and to the increase in consumer product sales from new and existing OEM partners. Consumer product sales increased approximately 89% and 105% for the second quarter and six months ended September 30, 2005, respectively. Included in net revenue for the six months ended September 30, 2005 is revenue recognized in the amount of approximately $2,082,000 from the sale of patents during the first quarter ended June 30, 2005, which we had acquired with the Roxio CSD acquisition. The increase in net revenue for the second quarter ended September 30, 2005 was also due to increased sales of our professional products of approximately 40% over the same quarter of the prior year. The increase in net revenue for the six months ended September 30, 2005, was offset in part, by a decrease in sales of our professional products of approximately 2%. The following table includes the breakdown of revenue by consumer and professional products for the quarters and six months ended September 30, 2004 and 2005, respectively, (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Net revenue
Consumer	$15,257	$28,886	$30,566	$62,761
Professional audio and video	2,180	3,062	4,780	4,706

Total net revenue	$17,437	$31,948	$35,346	$67,467

International sales accounted for 25% and 28% of our net revenue for the second quarters ended September 30, 2004 and 2005, respectively. International sales accounted for 25% and 22% of our net revenue for the six months ended September 30, 2004 and 2005, respectively. The percentage decrease in the quarter and six months ended September 30, 2005 was primarily due to the increase in domestic sales of OEM, retail and development revenue from our consumer products as well as a decline in sales of our professional products to our European customers. International sales have historically ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the quarters and six months ended September 30, 2004 2005, respectively, indicated by geographic location (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
North America	$13,001	$23,143	$26,456	$52,485
Export:
France	152	589	177	1,469
Germany	803	463	1,368	881
United Kingdom	100	839	374	1,886
Other European	534	895	1,017	1,648
Japan	2,224	4,891	4,453	7,393
Taiwan	400	127	1,149	235
Other Pacific Rim	222	839	345	1,291
Other international	1	162	7	179

Total net revenue	$17,437	$31,948	$35,346	$67,467

COST OF REVENUE. Cost of revenue mainly consists of third party licensing OEM arrangements, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased from 9.4% for the second quarter ended September 30, 2004 to 21.4% for the second quarter ended September 30, 2005. Cost of revenue, as a percentage of net revenue increased from 9.9% for the six months ended September 30, 2004 to 23.9% for the six months ended September 30, 2005. The increase in cost of revenue as a percentage of net revenue was primarily due to the Roxio CSD software acquired in December 2004, which included a higher percentage of retail sales carrying a lower margin. In addition, for the six months ended September 30, 2005, cost of revenue included $1,169,000 in costs related to the sale of patents obtained in the Roxio CSD acquisition, which were sold during the first quarter ended June 30, 2005.

We capitalize a portion of our software development costs in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the second quarter ended September 30, 2004 and 2005 we capitalized approximately $52,000 and $40,000, respectively, and amortized approximately $160,000 and $71,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD acquisitions. During the six months ended September 30, 2004 we capitalized approximately $223,000 and amortized approximately $186,000 and during the six months ended September 30, 2005 we capitalized approximately $112,000 and amortized $183,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD acquisitions.

SIGNIFICANT CUSTOMERS. Dell accounted for 36%, 20%, 36% and 18% of our total net revenue for the quarters and six months ended September 30, 2004 and 2005, respectively. Revenue recognized from Dell is pursuant to development and licensing agreements. Navarre accounted for 7% and 11%, respectively, for the quarter and six months ended September 30, 2005. Revenue recognized from Navarre was pursuant to a distributor agreement in connection with the business lines acquired with the Roxio CSD acquisition which was completed in mid December 2004. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2004	2005	2004	2005	2004	2005
Dell	36%	20%	36%	18%	18%	17%
Navarre	0%	7%	0%	11%	0%	9%

GROSS PROFIT. Our gross profit as a percentage of net revenue decreased from 90.6% for the quarter ended September 30, 2004 to 78.6% for the quarter ended September 30, 2005 and from 90.1% for the six months ended September 30, 2004 to 76.1% for the six months ended September 30, 2005. The decrease in our gross profit was primarily due to the increase in cost of sales associated with the product lines acquired as part of the Roxio CSD acquisition, which are distributed to a large extent through retail channels and which generally exhibit a lower gross margin than our historical consumer software sales.

Following the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end users via retail channels (both physical and web-based). Retail sales often require physical fulfillment of customer orders (involving shipment of boxes, CDs or DVDs and manuals) and thus exhibit higher direct costs than our traditional business. In addition, retail channels are often quite competitive, sometimes requiring price reductions to maintain market share. The combination of higher costs and possibly lower prices results in lower gross margins for retail sales than we have been accustomed to in our historical OEM business. Thus, you should not rely on our past margins as an indication of future results.

MARKETING AND SALES. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotions expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $3,686,000 for the second quarter ended September 30, 2004 to $7,354,000 for the second quarter ended September 30, 2005. Marketing and sales expenses increased from $7,598,000 for the six months ended September 30, 2004 to $15,877,000 for the six months ended September 30, 2005. Marketing and sales represented 21.1% and 23.0% of net revenue for the second quarters ended September 30, 2004 and 2005, respectively, and 21.5% and 23.5% of net revenues for the six months ended September 30, 2004 and 2005, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the overall increase in headcount, an increase in our promotional advertising expenses as a result of our increased marketing and sales operations and an increase in those promotional expenses associated with the sales of the retail products acquired with the Roxio CSD acquisition. Higher sales commissions associated with the overall increase in revenue and with the sale of certain patents acquired in the Roxio CSD acquisition also contributed to the higher marketing and sales expense. Marketing and sales headcount increased from 72 at September 30, 2004 to 166 at September 30, 2005. We anticipate that marketing and sales expenses will continue to increase in fiscal year 2006 due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $7,107,000 for the second quarter ended September 30, 2004 to $11,128,000 for the second quarter ended September 30, 2005 and increased from $13,655,000 for the six months ended September 30, 2004 to $21,518,000 for the six months ended September 30, 2005. Our research and development expenses represented 40.8% and 34.8% of net revenue for the second quarters ended September 30, 2004 and 2005, respectively, and 38.6% and 31.9% of net revenue for the six months ended September 30, 2004 and 2005, respectively. Our research and development expenses increased primarily due to higher salary expense associated with an increase in headcount from 251 at September 30, 2004 to 382 at September 30, 2005. Included in the headcount increase are the development personnel we hired as a result of our various acquisitions, including 113 recently hired as a result of our Roxio CSD acquisition. We anticipate that research and development expenses will increase in the future due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $1,387,000 for the second quarter ended September 30, 2004 to $3,354,000 for the second quarter ended September 30, 2005 and increased from $2,587,000 for the six months ended September 30, 2004 to $8,264,000 for the six months ended September 30, 2005. Our general and administrative expenses represented 8.0% and 10.6% for the second quarters ended September 30, 2004 and 2005, respectively, and 7.3% and 12.2% of net revenue for the six months ended September 30, 2004 and 2005, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount from 353 at September 30, 2004 to 630 at September 30, 2005. Included in this headcount increase are 113 engineers and development personnel, 72 sales and marketing personnel, and 27 general and administrative personnel hired in connection with the Roxio CSD acquisition. The increase for the six months ended September 30, 2005 is also due to the increased expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the increased expense associated with the annual audit, which were primarily incurred in the first quarter ended June 30, 2005. During the first quarter ended June 30, 2005 we incurred approximately $1,145,000 in professional services associated with the implementation of these requirements and the completion of the annual audit. We anticipate that general and administrative expenses will continue to increase in fiscal year 2006 due to our expanded operations derived from the Roxio CSD acquisition.

BUSINESS INTEGRATION EXPENSE. Business integration expenses consisted primarily of expenses we incurred to transition the recently acquired Roxio CSD business into our existing operations.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations includes the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $272,000 and $262,000 for the second quarters ended September 30, 2004 and 2005, respectively, and approximately $367,000 and $465,000 for the six months ended September 30, 2004 and 2005, respectively. Other expense for the second quarter and six months ended September 30, 2005 includes interest expense of approximately $408,000 and $764,000, respectively, relating to the interest due on the UBOC Credit Facility.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $214,000 and $675,000 was made for the quarter and six months ended September 30, 2004. A provision (benefit) for federal, state and foreign taxes in the amount of $(110,000) and $(2,083,000) was made for the quarter and six months ended September 30, 2005. Additionally, at September 30, 2005, we had a tax valuation allowance of $15,237,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit $2,310,000 and $1,658,000 was recognized for the first and second quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $19,205,000. The $2,310,000 tax benefit realized in the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $5.6 million portion of the reserve is being absorbed proportionately into operating results during the remaining two quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

ACQUISITIONS. On December 17, 2004 Sonic and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition. On December 21, 2004, Sonic announced that it had completed its previously announced purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2005, we had cash, cash equivalents and short term investments of $44,841,000 and working capital of $27,908,000. We believe that existing cash, cash equivalents, short term investments and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $7,570,000 and $9,106,000 for the six months ended September 30, 2004 and 2005, respectively.

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

On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,976,000 after deducting underwriting discounts and expenses associated with the offering.

During the quarter ended September 30, 2005, cash generated by operations included net income of $7,115,000, including depreciation and amortization of $5,059,000. Cash generated by operations was primarily a result of net income and depreciation and amortization, an increase in accrued liabilities of $3,056,000, an increase in deferred revenue of $1,818,000 and a decrease in inventory of $209,000, offset in part by an increase in accounts receivable of $1,597,000, a decrease in accounts payable of $2,197,000, and a decrease in other assets of $2,215,000.

On December 15, 2004 we entered into the Loan Agreement with UBOC that provides for a three-year revolving credit facility. The Credit Facility provides up to $40,000,000 through the first anniversary of the Loan Agreement, $35,000,000 through the second anniversary of the Loan Agreement and $30,000,000 at all times thereafter. The Credit Facility also provides for letters of credit up to the availability of the Credit Facility, less any outstanding borrowings under the Credit Facility. The Credit Facility matures on September 30, 2007. The

Credit Facility was obtained for general corporate purposes, including for working capital and to finance a portion of our purchase of the Roxio CSD. On December 14, 2004 we drew down $30,000,000 under the Credit Facility.

The Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt; sell assets; make distributions; make investments; make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at September 30, 2005. The Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters and six months ended September 30, 2004 and 2005 was approximately $593,000, $1,115,000, $1,121,000, and $2,121,000, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•	a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay approximately $147,000 per month in rent, which amount increases to approximately $172,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our existing revolving credit facility. We have provided an accrual of approximately $671,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements, as such term is defined by applicable SEC rules, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

You should consider carefully the risk factors set forth below as well as those in other documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair business operations. The risks identified below could harm our business and cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

The market for our products is characterized by rapid changes in technology. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

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

Although we were profitable for fiscal years 2003, 2004 and 2005, and the first two quarters of fiscal year 2006, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Furthermore, given the general uncertainty of market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income in fiscal year 2006.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to book a significant portion of quarterly revenues in the last month or last weeks of a quarter, and we generally do not know until quite late in a quarter whether we will meet our sales expectations for the quarter. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. For many of our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional review of reports after we receive them but prior to including them in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, result in negative reported operating results. Because most of our quarterly operating expenses and our inventory purchasing are committed well before quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be impacted adversely. If we have lower revenues than we expect, we will not be able to quickly reduce our spending in response. From time to time, we also may make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $4,188,000 incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities or other problems, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may affect adversely the trading price of our common stock.

We have grown in recent years, in part due to recent acquisitions such as our Roxio CSD acquisition, and if our executive team is unable to effectively manage our growing company, our operating results and our ability to expand further our operations may suffer.

Our success depends on our ability to effectively manage the growth of our operations. As a result of our recent acquisitions, we have increased significantly our headcount from 110 at March 31, 2002 to 630 at September 30, 2005. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have increased our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could harm materially our operating results, business and financial condition.

During the second quarter of fiscal year 2006 approximately 20% of our revenue was derived from revenue recognized on licensing agreements with Dell, and approximately 7% of our revenue was derived from revenue recognized on retail agreements with a national and international distributor (Navarre). For the first quarter of fiscal year 2006 approximately 17% of our revenue was derived from revenue recognized on licensing agreements with Dell, and approximately 14% of our revenue was derived from revenue recognized on retail agreements with Navarre. For fiscal year 2005 approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. For fiscal year 2005, revenue recognized on retail agreements from Ingram Micro Inc. and Navarre was less than 10%. In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have been working cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we will be successful in negotiating appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell and Navarre will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

As a result of the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end-users via retail channels through our network of national and international distributors, including Navarre and Ingram. For the fourth quarter of fiscal year 2005, revenue recognized from these distributors as a percentage of revenue was significant, as discussed above. We anticipate that revenue recognized on sales to distributors will continue to represent a significant percentage of revenue in future periods.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other risks that could increase our operating expenses and disrupt our business.

We depend on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 28% for the second quarter of fiscal year 2006. Revenue derived from these customers accounted for approximately 30%, 40% and 23% of our revenues in fiscal years 2003, 2004 and 2005, respectively. As a result of the Roxio CSD acquisition, we currently anticipate that we will generate additional international sales. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Also, as a result of recent acquisitions, particularly the Roxio CSD, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of September 30, 2005, we had 7 major locations (defined as location with more than 15 employees) and employed over 245 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to the following additional risks, among others:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products outside the United States;

•	currency movements in which a foreign currency in which we incur expenses related to foreign operations becomes stronger in relation to the U.S. dollar, thereby, raising our expenses for the same level of operating activity;

•	import and export restrictions and duties, including tariffs and other barriers;

•	foreign regulatory restrictions, such as safety or radio emissions regulations;

•	liquidity problems in various foreign markets;

•	burdens of complying with a variety of foreign laws;

•	political and economic instability;

•	changes in diplomatic and trade relationships; and

•	unforeseeable natural disasters.

We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition.

As part of our efforts to enhance our existing products, introduce new products, grow our business, and remain competitive, we have pursued, and we may pursue in the future, acquisitions of complementary companies, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for the ongoing development of our business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. Further, even if integrated, an acquired business may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, or we may be required to seek additional debt or equity financing.

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

The market for our software is intensely competitive. It is likely that prices for our OEM products will decline due to competitive pricing pressures from other software providers, due to competition in the PC industry and due to concentration among OEM customers resulting in their having strong negotiating positions relative to us. In addition, as a result of the Roxio CSD acquisition, we derive a greater portion of our revenue from retail sales, which also are subject to significant competitive pricing pressures. We may experience additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits.

Our reliance on a single supplier for our manufacturing makes us vulnerable to supplier operational problems.

Our hardware outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier – Arrow Bell Electronics. If Arrow Bell Electronics does not achieve the necessary product delivery schedules, yields and hardware product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations. Moreover, if Arrow Bell electronically fails to perform as we expect, we cannot guarantee that we would be able to identify and engage a substitute supplier on favorable terms, at a reasonable cost, or in a timely manner, if at all. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

The occurrence of any of the above-noted product shortages or quality assurance problems could increase the costs of manufacturing and distributing our products and may adversely impact our operating results.

We depend on third-party single-source suppliers for components of some of our products and any failure by them to deliver these components could limit our ability to satisfy customer demand.

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

Much of our consumer revenue is derived from sales through OEM customers for copies of our software bundled with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could impact negatively sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs or on a stand-alone basis. Consumer acceptance of these digital media devices depends significantly on the price and ease-of use for these devices, among other factors. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, the growth of this market may decline, which may affect adversely sales of our consumer products to our OEM customers.

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

Furthermore, we rely on reports prepared by OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective actions may result in a negative impact on our business or our reported results, for example, we could conclude that our prior reported net revenue and related results may be less than previously reported.

Changes in requirements or business models of our OEM customers may affect negatively our financial results.

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic demands. Because there are a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, which could impact negatively our revenues and results of operations. If particular OEMs demand certain products or product features that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, we could lose those relationships which likely would damage our revenues and our results of operations. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their products. These OEM relationships serve an important role in distributing our software to end-users and positioning the market for upgrades to our more fully featured software products. If we are unable to maintain or expand our relationships with OEMs, our business will suffer.

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

Moreover, as we generate a greater portion of our revenue from distribution relationships, our failure to maintain favorable arrangements with our distributors may impact adversely our business. For example, our distributors and the retailers who sell our software to the public also sell products offered by our competitors. If our competitors offer our distributors or retailers more favorable terms, those distributors or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors or retailers. If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors through their exercise of contractual return rights. If direct sales to customers through our own online channels increase, our distributors and retailers may suffer decreased sales as a consequence. These changes may cause our distributors to cease distribution of our products or seek more favorable terms, either of which could seriously harm our business.

If we fail to protect our intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property and infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and pending applications for additional patents in the United States and in foreign countries. We also make significant efforts to acquire trademark protection for the names and brands of our unique product features, software products, and services. In addition, we make extensive use of trade secrets that we may not be able to protect. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed, distributed, sold or used. Moreover, despite our efforts, these measures only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property.

To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise indefensible. Patent protection throughout the world is generally established on a country-by-country basis. Failure to obtain patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not develop independently similar technology, duplicate our products or design around any of our patents or other intellectual property rights.

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

We have never conducted a comprehensive patent search relating to our business models or the technology we use in our products or services. There may be issued or pending patents owned by third parties that relate to our business models, products or services. If so, we could incur substantial costs defending against patent infringement claims or we could even be blocked from engaging in certain business endeavors or selling our products or services.

Other companies may succeed in obtaining valid patents covering one or more of our business models or key techniques we utilize in our products or services. If so, we may be forced to obtain required licenses or implement alternative non-infringing approaches.

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

We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products or services may infringe patent rights of third parties. Budgetary concerns may cause us not to file, or continue, litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers may make licensing more difficult.

Third parties could pursue us claiming that our business models, products or services infringe various patents. For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties not represented by MPEG-LA from asserting that we infringe a patent covering some aspects of MPEG-2 technology.

Additionally, in connection with the Roxio CSD acquisition, we assumed a number of patent infringement claims and suits involving Roxio for which we have potential liability. For example, Optima filed a lawsuit against us alleging infringement of its patent by Roxio’s Easy CD Creator line of products. In April 2002, Roxio and MGI were notified by a number of companies that certain of Roxio and MGI’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies, including Roxio and MGI, claiming patent infringement.

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Apple Computer, ArcSoft, CyberLink, Intervideo, Inc., MedioStream, Nero, Pinnacle (which was acquired by Avid Technology in August 2005) and Ulead (the majority stockholder of which is Intervideo). Some of these companies have greater financial and technological resources than we do.

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

We rely on dealers for the vast majority of sales for our professional products. Recruiting and maintaining dealers can pose significant challenges. Because our products are sophisticated, our dealers need to be technically proficient and very familiar with our products. We may fail to attract the talented dealers necessary to expand our sales and business reversals or turnovers at dealer organizations may have a negative impact on our sales. Moreover, the attractive dealers in a targeted region also may carry competing products. If our competitors offer our dealers more favorable terms, our dealers may de-emphasize, fail to recommend or decline to carry our products.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new, high definition, formats including HD-DVD and Blu-ray Disc. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. If these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

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

We rely on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant in fiscal year 2006 and may continue to be significant in future fiscal years as these controls are maintained and continually evaluated and tested.

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

Short term investments consist of auction rate securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2005 under our senior credit facility bear interest at 5.14%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease			Interest Rate Increase
100 bps	50 bps	No Change To Interest Rate	50 bps	100 bps
		(dollar in thousands)
$963,000	$1,113,000	$1,263,000	($1,413,000)	($1,563,000)

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2005. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and described below, have not been remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

Material weaknesses in our internal control over financial reporting that were identified at March 31, 2005 relate to:

Insufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. The Company did not employ sufficient qualified personnel to plan, manage and execute the December 17, 2004, Roxio CSD acquisition and the related purchase accounting. As a result, material errors occurred in the Company’s accounting for Roxio’s facility lease obligations and the related rent expense for the quarter ended December 31, 2004, and in the analysis of the effect of subsequent transaction on purchase accounting for acquired intangibles in the quarter ended June 30, 2005. In addition, material errors occurred in the Company’s classification of debt amounts in its consolidated balance sheet and in its consolidated statement of cash flows in its preparation of financial statements for the quarter ended December 31, 2004. Material errors also occurred in the Company’s consolidated statement of cash flows and footnotes in its preparation of financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, and in analysis of certain revenue contracts for the quarter ended June 30, 2005. These errors in accounting were identified by our current and former independent registered public accountants and were corrected prior to the filing of our financial statements on Form 10-Q for the quarters ended December 31, 2004 and June 30, 2005 and on Form 10-K for the year ended March 31, 2005.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2005, we made certain changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes are as follows:

•	We selectively hired additional personnel, including a new Corporate Controller, which expands our depth of personnel with accounting expertise and allows for specific focus on external financial reporting and monitoring of internal controls.

•	We further trained our accounting staff regarding the accounting systems acquired through the Roxio CSD transaction.

•	We implemented a new software application to assist with human resources compliance and tracking.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to routine claims and litigation incidental to our business. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI. Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals on our balance sheet related to the settlement of the MGI related patent infringement claims and the Sonic related infringement claims. The amount, if any, necessary to settle patent claims related to Roxio, MGI, or Sonic software products cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The date of the appellate hearing is December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit. We are seeking unspecified damages and injunctive relief. On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. As of the date of this filing, no appeal has been filed. However, we expect that an appeal will be filed prior to the deadline, and if so, we will continue to vigorously defend the action on appeal.

ITEM 6.	EXHIBITS.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of November, 2005.

SONIC SOLUTIONS

/s/ David C. Habiger	November 9, 2005
David C. Habiger
Chief Executive Officer and President (Principal Executive Officer)

/s/ A. Clay Leighton	November 9, 2005
A. Clay Leighton
Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)