Form 10-Q
period 2005-12-31
SONIC SOLUTIONS/CA/
filed 2006-02-09
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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
Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer ad large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 3, 2006
Common stock, no par value per share	25,340,392

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended December 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2005
	March 31*	December 31
		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,436	$15,726
Short term investments	—	33,925
Accounts receivable, net of allowance for returns and doubtful accounts of $10,068 and $8,799 at March 31, 2005 and December 31, 2005, respectively	12,839	23,664
Inventory	755	687
Unbilled receivables	121	—
Prepaid expenses and other current assets	2,153	3,735
Total current assets	51,304	77,737
Fixed assets, net	6,756	5,447
Purchased and internally developed software costs, net	1,595	1,347
Goodwill	54,664	54,159
Acquired intangibles, net	49,046	45,115
Other assets	2,583	6,322
Total assets	$165,948	$190,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,087	$6,123
Accrued liabilities	19,164	24,209
Deferred revenue	5,176	10,237
Obligations under capital leases, current portion	84	48
Total current liabilities	33,511	40,617
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	172
Deferred revenue, net of current portion	756	481
Obligations under capital leases, net of current portion	41	3
Total liabilities	66,525	71,273
Commitments and contingencies (Notes 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and December 31, 2005, respectively	—	—
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 24,832,986 shares issued and outstanding at March 31, 2005 and December 31, 2005, respectively	106,410	109,256
Accumulated other comprehensive loss	(274)	(896)
Accumulated earnings (deficit)	(6,713)	10,494
Total shareholders’ equity	99,423	118,854
Total liabilities and shareholders’ equity	$165,948	$190,127

See accompanying notes to condensed consolidated financial statements.

* The consolidated balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
Net revenue	$19,677	$40,774	$55,023	$108,241
Cost of revenue	3,008	9,435	6,980	26,353
Gross profit	16,669	31,339	48,043	81,888
Operating expenses:
Marketing and sales	4,553	7,751	12,151	23,628
Research and development	6,992	10,133	20,175	30,826
General and administrative	1,673	4,158	4,260	12,421
Business integration	1,087	—	1,087	336
Acquired in-process technology	3,100	—	3,100	—
Total operating expenses	17,405	22,042	40,773	67,211
Operating income (loss)	(736)	9,297	7,270	14,677
Other income (expense), net	365	(445)	596	(793)
Income (loss) before income taxes	(371)	8,852	7,866	13,884
Provision (benefit) for income taxes	48	651	723	(3,323)
Net income (loss)	$(419)	$8,201	$7,143	$17,207
Net income (loss) per share
Basic	$(0.02)	$0.33	$0.31	$0.70
Diluted	$(0.02)	$0.30	$0.27	$0.63
Shares used in computing net income (loss) per share
Basic	23,627	24,806	23,031	24,581
Diluted	23,627	27,117	26,383	27,531

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Nine Months Ended December 31,
	2004	2005
Cash flows from operating activities:
Net income	$7,143	$17,207
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	2,869	7,355
Provision for returns and doubtful accounts, net of write-offs and recoveries	333	(1,269)
Acquired in-process technology	3,100	—
Changes in operating assets and liabilities:
Accounts receivable	(2,449)	(9,435)
Inventory	(194)	68
Prepaid expenses and other current assets	740	(1,582)
Other assets	(968)	(3,739)
Acquired intangibles sold as part of operations	—	1,169
Accounts payable	562	(2,964)
Accrued liabilities	2,464	2,626
Deferred revenue	2,158	4,786
Net cash generated by operating activities	15,758	14,222

Cash flows from investing activities:
Purchase of fixed assets	(2,570)	(1,644)
Cash paid for purchase of Roxio CSD, including transaction costs net of cash acquired	(73,576)	—
Purchase of short term investment instruments	—	(33,925)
Additions to purchased and internally developed software	(2,497)	(513)
Net cash used in investing activities	(78,643)	(36,082)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,072	2,846
Proceeds from issuance of common stock	23,901	—
Borrowings on bank credit facility	30,000	—
Principal payments on capital leases	(58)	(74)
Net cash generated by financing activities	55,915	2,772
Effect of exchange rate changes on cash and cash equivalents	2	(622)
Net increase (decrease) in cash and cash equivalents	(6,968)	(19,710)
Cash and cash equivalents, beginning of period	36,182	35,436
Cash and cash equivalents, end of period	$29,214	$15,726
Supplemental disclosure of cash flow information:
Interest paid during period	$68	$1,248
Income taxes paid during period	$459	$432
Supplemental disclosure of non-cash transactions:
Adjustment of Roxio goodwill to increase acquired intangibles	$—	$1,169
Adjustment of Roxio goodwill to increase acquired liabilities, net	$—	$320

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation and Restatement

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

Restatement

Amounts from the first quarter ended June 30, 2005 have been restated to reflect an inadvertent error in our estimate of Research and Development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation.  The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.  The impact of this revision is reflected in our results for the nine months ended December 31, 2005, provided herewith. We plan to file amended Quarterly Report Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005 that we originally filed with the Securities and Exchange Commission on August 15, 2005 and November 9, 2005, respectively. The Condensed Consolidated Balance Sheets as of December 31, 2005, the Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended December 31, 2005 have been restated on a cumulative basis for this error.

A reconciliation of this revision is as follows:

	As	As
	Reported	Restated	Adjustment

First quarter ended June 30, 2005

Income Statement Effects:

Income (loss) before income taxes	$2,040	$2,040
Tax provision (benefit)	(1,973)	(3,864)	(1,891)
Net income (loss)	$4,013	$5,904	$1,891

Net income (loss) per share
Basic	$0.16	$0.24	$0.08
Diluted	$0.15	$0.21	$0.06

Shares used in computing net income (loss) per share
Basic	24,350	24,350
Diluted	27,499	27,499

Balance Sheet Effects:

Other assets, long term	$4,630	$6,521	$1,891
Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891
Total shareholders' equity	$103,644	$105,535	$1,891
Total liabilities and shareholders' equity	$173,214	$175,105	$1,891

Second quarter ended September 30, 2005

Balance Sheet Effects:

Other assets, long term	$4,798	$6,689	$1,891
Total assets	$177,693	$179,584	$1,891

Retained earnings	$402	$2,293	$1,891
Total shareholders' equity	$108,556	$110,447	$1,891
Total liabilities and shareholders' equity	$177,693	$179,584	$1,891

Revenue Recognition

We recognize software-related revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition, with Respect to Certain Arrangements”, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. We recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

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

Revenue from software product sales to distributors and retailers is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables or the criteria of Paragraph 65 of SOP 97-2 otherwise cannot be met, we recognize revenue in connection with the AuthorScript license arrangement in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion.

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

(2) Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the third quarter and nine months ended December 31, 2004 and 2005 (in thousands, except per share data), respectively:

	Quarter Ended December 31, 2004	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2005
Net income (loss) applicable to common shareholders	$(419)	$8,201	$7,143	$17,207
Net income (loss) per share
Basic	$(0.02)	$0.33	$0.31	$0.70
Diluted	$(0.02)	$0.30	$0.27	$0.63
Shares used in computing net income (loss)
Basic	23,627	24,806	23,031	24,581
Diluted	23,627	27,117	26,383	27,531

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the third quarter and nine months ended December 31, 2004 and 2005 (in thousands), respectively:

	Quarter Ended December 31, 2004	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2005
Shares used in basic net income (loss) per share computation	23,627	24,806	23,031	24,581
Effect of dilutive potential common shares resulting from stock options	---	2,311	3,352	2,950
Shares used in diluted net income (loss) per share computation	23,627	27,117	26,383	27,531

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents (in thousands) were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive, respectively:

	Quarter Ended December 31, 2004	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2005
Stock options excluded as their inclusion would have been anti-dilutive	3,660	---	---	---
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	---	5,643	2,805	5,004
Shares excluded from diluted net income (loss) per share computation	3,660	5,643	2,805	5,004

(3) Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and comply with the disclosure provisions in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the third quarter and nine months ended December 31, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended December 31, 2004	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2005
Net income (loss) as reported	$(419)	$8,201	$7,143	$17,207
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	2,124	4,395	6,093	10,890
Pro Forma net income (loss)	$(2,543)	$3,806	$1,050	$6,317
Reported basic net income (loss) per share	$(0.02)	$0.33	$0.31	$0.70
Reported diluted net income (loss) per share	$(0.02)	$0.30	$0.27	$0.63
Pro Forma basic net income (loss) per share	$(0.11)	$0.15	$0.05	$0.26
Pro Forma diluted net income (loss) per share	$(0.11)	$0.14	$0.04	$0.23

The weighted-average fair value of options granted in the three months ended December 31, 2004 and 2005, was $13.50 and $10.65, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the third quarter ended December 31, 2004 and 2005, respectively; risk-free interest rate of 3.5% and 4.3%, respectively; expected life of 4.0 and 3.9 years, respectively; 88% and 79% expected volatility, respectively; and no dividends.

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

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95.”) The effective date of the standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123R on our financial statements, and on January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. See Note 13 of Notes to Condensed Consolidated Financial Statements below.

(4) Inventory

The components of inventory, net of reserves, consist of (in thousands):

	March 31, 2005	December 31, 2005
Finished goods	$746	$629
Work in-process	9	---
Raw materials	---	58
	$755	$687

(5) Purchased and internally developed software, goodwill and acquired intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

		December 31, 2005
	Useful life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	March 31, 2005 Net Carrying Amount
Purchased software	3	$1,851	$(977)	$874	$957
Internally developed software	3	9,548	(9,075)	473	638
		$11,399	$(10,052)	$1,347	$1,595

Amortization of internally developed software costs was $110,000 and $94,000 for the quarters ended December 31, 2004 and 2005, respectively, and $384,000 and $277,000 for the nine months ended December 31, 2004 and 2005, respectively.

Acquired Intangibles:

		December 31, 2005
	Useful life in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	March 31, 2005 Net Carrying Amount
Acquired Technology	3-5	$11,249	$(3,611)	$7,638	$9,543
Customer Lists	4-15	14,440	(2,730)	11,710	13,691
Trademarks	3	180	(113)	67	112
Trade name	Indef	25,700	—	25,700	25,700
		$51,569	$(6,454)	$45,115	$49,046

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives or based on forecasted cash flows. Amortization of acquired intangibles was $326,000, $1,392,000, $733,000 and $3,931,000 for the third quarter and nine months ended December 31, 2004 and 2005, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2006 (remaining three months)	$1,219
2007	4,704
2008	4,393
2009	3,943
2010	1,790
Thereafter	3,366
$19,415

We evaluate the remaining useful life of intangible assets not subject to amortization, such as trade names, on each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment. If impairment is found, that intangible asset is then amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

The following table presents the accounting activity related to our goodwill and acquired intangibles accounts during the period from March 31, 2005 to December 31, 2005 (in thousands):

	March 31, 2005	Adjustment (1)	Amortization (2)	December 31, 2005
Goodwill	$54,664	$(505)	$—	$54,159
Acquired technology	9,543	—	(1,905)	7,638
Trademark/brand name	25,812	—	(45)	25,767
Customer lists/contracts	13,691	—	(1,981)	11,710
	$103,710	$(505)	$(3,931)	$99,274

(1) Includes an adjustment to goodwill acquired related to the Roxio Consumer Software Division (“CSD”) acquisition completed in the fiscal year ended March 31, 2005 (“fiscal year 2005”) to reflect an adjustment for the revaluation for the cost of patents acquired with the Roxio CSD acquisition that we sold during the quarter ended June 30, 2005 in the amount of $1,169,000, and other adjustments to net assets and liabilities acquired in the amount of $664,000, the majority of which relates to an adjustment to the restructuring accrual.

(2) Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6) Roxio CSD Acquisition

On December 17, 2004 Sonic and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition, and Sonic completed its purchase of the Roxio CSD. Sonic acquired the Roxio CSD to, among other things, enhance Sonic’s retail distribution.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of Sonic’s common stock for the two days before through two days following August 9, 2004, the date of the original Purchase Agreement and announcement of the purchase. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

The transaction was accounted for as a purchase. Under purchase accounting, the purchase price was allocated to assets purchased and liabilities assumed based on their relative fair values as of the date acquired, with the excess recorded as goodwill. Based on an evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price, as adjusted through December 31, 2005, were as follows:

Common stock issued	$8,630
Cash	72,299
Estimated transaction costs	3,856
Total purchase price	$84,785

Fair market value of liabilities assumed less tangible assets acquired	$(6,255)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Patents	1,169
Acquired in process technology	3,100
Goodwill	38,871
Net assets acquired	$84,785

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

As part of the Roxio CSD acquisition, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(1,102)
Adjustments	835
Balance at December 31, 2005	$1,947

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors such as our success in negotiating with our lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required, or if actual lease exit costs or sublease income differ from amounts currently expected. We do not anticipate significant additional restructuring charges in the fourth quarter of fiscal year 2006.

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

Acquired in-process technology includes the value of products in the development stage that are not considered to have either reached technological feasibility or have alternative future use as of the acquisition date. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and was included as a separate line item on our Consolidated Statements of Operations for the fiscal year ended March 31, 2005.

Through March 31, 2005 we incurred additional expenses of approximately $2,190,000 related to the transition of the Roxio CSD business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000, and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000. During the nine months ended December 31, 2005, we incurred additional expenses of approximately $336,000 to continue the transition of the Roxio CSD business into our operations. These expenses consisted of incremental costs incurred by consultants who worked on the integration.

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

In conjunction with the Roxio CSD acquisition and pursuant to the terms of the Amended Purchase Agreement, we issued Roxio 653,837 shares of our common stock (the “Shares”) valued at $8,630,000 as part of the Purchase Price. Pursuant to the terms of the Amended Purchase Agreement, on September 13, 2005 we filed a registration statement on Form S-3 with respect to the sale of the Shares by Roxio (the “Registration Statement”). During the quarter ended December 31, 2005, pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), Roxio sold all of its shares covered by the Registration Statement. No securities were sold pursuant to the Registration Statement. Pursuant to. Rule 477 promulgated under the Securities Act, we requested the withdrawal of the Registration Statement on February 7, 2006.

During the nine months ended December 31, 2005, 524,256 options were exercised resulting in cash proceeds of approximately $2,794,000.

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

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The appeal was heard by the Court on December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action in the event our appeal is not successful. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation (“Optima”) filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima had been seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believed the claims were without merit and have defended ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit, which has since been settled. On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. As of the date of this filing, no appeal has been filed. However, we expect that an appeal will be filed prior to the deadline, and if so, we will continue to vigorously defend the action on appeal.

(B) COMMITMENTS

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters and nine months ended December 31, 2004 and 2005 was approximately $734,000, $1,114,000, $1,855,000, and $3,158,000, respectively. On February 4, 2005, we signed Amendment No. 3 to our office lease for our headquarters in Novato, California. The terms of Amendment No. 3 extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•
a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). Initially we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease expires on November 30, 2006. Sonic has an option to renew the Santa Clara Lease, which it has not exercised at this time. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $679,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

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

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,	Lease Obligation
2006 (three remaining months)	$1,380
2007	4,452
2008	1,870
2009	1,545
2010	964
Thereafter	—
$10,211

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $48,000 and $3,000 for the fiscal years ending March 31, 2006 and 2007, respectively. As of December 31, 2005, approximately $1,947,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

(C) CREDIT FACILITIES

On December 13, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with UBOC that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility was $40,000,000 for an initial annual period, $35,000,000 for a second annual period and $30,000,000 at all times thereafter. On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the leverage ratio. Total availability under the Amended Credit Facility is $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of December 31, 2005 the interest rate was 5.87%.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. As of December 31, 2005, we were in compliance with all financial covenants.

(D) OTHER

We sponsor a 401(k) savings plan covering most salaried employees. To date, no contributions have been made to this plan by us.

Under the terms of agreements with two outside suppliers, we have a commitment that requires us to purchase finished goods inventory from them subject to certain terms. At December 31, 2005, the amount was not significant.

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

Our Chief Executive Officer (“CEO”) is considered our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by segmented information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments - the consumer and the professional segments.

The consumer segment includes DVD-Video creation tools and DVD-Video playback software products intended for use by entry-level professionals, enthusiasts or “prosumers,” and consumers, and CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we recently acquired in connection with the Roxio CSD acquisition. Our consumer segment’s products also include software that we license to other companies for inclusion in their products.

Our professional products segment includes advanced DVD-Video creation tools which are intended for use by high-end technically-oriented customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
Net revenue
Consumer	$17,645	$38,017	$48,211	$100,778
Professional audio and video	2,032	2,757	6,812	7,463
Total net revenue	$19,677	$40,774	$55,023	$108,241

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended December 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$17,634	$2,043	$—	$19,677
Operating income (loss)	$3,223	$(359)	$(3,600)	$(736)

Net Revenue and Operating Income by Segment (in thousands):

	Nine Months Ended December 31, 2004
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$48,205	$6,818	$—	$55,023
Operating income	$15,795	$(182)	$(8,343)	$7,270

Net Revenue and Operating Income by Segment (in thousands):

	Quarter Ended December 31, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$38,017	$2,757	$—	$40,774
Operating income	$14,447	$545	$(5,695)	$9,297

Net Revenue and Operating Income by Segment (in thousands):

	Nine Months Ended December 31, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$100,778	$7,463	$—	$108,241
Operating income	$31,428	$127	$(16,878)	$14,677

Net Revenue by Geographic Location (in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
North America	$16,657	$31,948	$43,119	$84,436
Export:
France	36	434	213	1,903
Germany	573	786	1,940	1,667
United Kingdom	85	1,844	459	3,731
Other European	971	1,360	1,989	3,008
Japan	1,191	3,223	5,640	10,616
Singapore	2	774	63	1,458
Taiwan	57	67	1,205	302
Other Pacific Rim	98	264	381	871
Other international	7	74	14	249
Total net revenue	$19,677	$40,774	$55,023	$108,241

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	Quarter Ended December 31,
	2004	2005
North America	$5,651	$4,358
Japan	134	192
Canada	607	491
Other international	364	406
Total net assets	$6,756	$5,447

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,
	2004	2005	2004	2005	2004	2005
Dell	47%	20%	40%	19%	13%	26%
Ingram	0%	12%	0%	9%	0%	12%
Navarre	0%	18%	0%	13%	0%	15%

Revenue recognized from Dell is pursuant to development and licensing agreements.

Revenue recognized from Ingram and Navarre is pursuant to distributor agreements, in connection with the business lines acquired with the Roxio CSD acquisition.

(10) Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
Net income (loss)	$(419)	$8,201	$7,143	$17,207
Other comprehensive loss: Foreign currency translation losses	8	(29)	2	(622)
Comprehensive income	$(411)	$8,172	$7,145	$16,585

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95. The effective date of the standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123R on our financial statements, and on January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. See Note 13 of Notes to Condensed Consolidated Financial Statements below.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at their fair value rather than at their carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005. We will adopt this standard in fiscal year 2007. Management believes that the adoption of this statement will not have a material impact on our financial statements.

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

(12) Income Taxes

During the quarter and nine months ended December 31, 2004, income tax expense of $48,000 and $723,000, respectively, consisted primarily of state and local taxes plus the effect of alternative minimum taxes against which the related deferred tax assets were immediately reserved, as we could not determine at that time they were more likely than not to be realized.

During the quarter ended December 31, 2005, we recorded an income tax expense of $651,000 and for the nine months ended December 31, 2005,we recorded an income tax (benefit) of $(3,323,000) respectively. During the first quarter ended June 30, 2005, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totaling $4,201,000 (as restated), $1,658,000, and $2,818,000 for the quarters ended June 30, 2005, September 30, 2005, and December 31, 2005, respectively.

As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation.  The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.  The impact of this revision is reflected in our results for the nine months ended December 31, 2005, provided herewith. We plan to file amended Quarterly Report Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005 that we originally filed with the SEC on August 15, 2005 and November 9, 2005, respectively.

(13) Subsequent Event

On January 30, 2006, our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share.

Based only on options outstanding as of December 31, 2005, options to purchase approximately 3.4 million shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. The options as to which vesting was accelerated have exercise prices per share ranging from $13.77 to $20.86 and a weighted average exercise price of $17.57. The number of shares subject to, and exercise prices of, the options as to which vesting was accelerated remain unchanged. Of the approximately 3.4 million shares subject to options as to which vesting was accelerated, approximately 828,000 or approximately 24%, correspond to options held by the our executive officers and directors.

In accordance with APB No. 25, we will record, in the quarter ending March 31, 2006, a charge for the estimated stock-based compensation resulting from the acceleration of certain of the options which, at the date of acceleration, had an exercise price which was below the closing stock price on January 30, 2006 (the “in the money options”), and which otherwise would not have vested prior to termination of the grantee. The maximum amount of the charge related to these in the money options is approximately $1.7 million. Although we have not yet completed our analysis of this potential charge, we expect the amount to be booked, based on estimated forfeitures will be considerably less. We will evaluate in future quarters, after adoption of SFAS No.123R, any adjustments that may be required to the estimated stock-based compensation expense.

The Board believes the actions described above are in the best interests of our shareholders, as the primary purpose of the acceleration of the vesting is to minimize future compensation expense that would have been associated with the unvested stock options upon our planned adoption of SFAS No.123R, effective for fiscal periods beginning after June 15, 2005. Based on the fair market value, as determined based on the original grant date, of unvested stock options outstanding as of December 31, 2005, we expect we will not incur future compensation expense under SFAS No.123R of aaproximately $45 million over the remaining vesting terms of those options. This amount does not include the expense related to accelerated options issued between January 1 and January 30, 2006, as the effect has not yet been calculated, which will also not be incurred in future periods as a result of the acceleration.

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

• other competitive pressures;

• effects of integrating businesses that we purchased, including the Roxio CSD (which we purchased in fiscal year 2005);

• future acquisitions and other business combinations, if any, effected by us or our competitors;

• the estimated charge for stock-based compensation resulting from the acceleration of certain stock options; and

• the estimated expense impact of adoptions of SFAS 123R.

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

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by us and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments made by our Original Equipment Manufacturer (“OEM”) partners resulting in royalties reported to us, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under the caption “Risk Factors,” our results of operations for any quarter or any year may be a poor indicator of the results to be expected in any future quarter or year.

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

OVERVIEW

We develop and market computer software related to digital media - that is data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful optical disc based digital media formats - the Compact Audio Disc (“CD-Audio”), the DVD Video Disc (“DVD-Video”) as well as the new High Definition Digital Video Disc (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

• creating digital audio and video titles in the CD-Audio, DVD, HD DVD and BD formats (and in related formats);

• recording data files on CD, DVD, and BD recordable discs in the CD-ROM, DVD-ROM and BD-ROM formats;

• editing video programs;

• playing DVD, HD DVD and BD discs;

• managing digital media on a computer’s or consumer electronic device’s file system;

• editing and adjusting digital photographs and other images; and

• backing up the information contained on hard discs attached to computers and consumer electronic devices.

Most of the products we sell include only software, though in our professional business we sometimes include computer hardware with our software. We also license the software technology underlying our tools to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into three operating units:

•
Professional Products Group - Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as the highly anticipated HD DVD and Blu-ray Disc next generation high-definition and high-density disc formats. Intended for use by highly skilled professional content creation customers, high-end authoring houses, facilities, major motion picture studios and disc replicators, our products include Scenarist(R), SD-series and CineVision video and audio encoders, DVDit(R), DVDit Pro, and eDVD(R) all of which we sell under the “Sonic(R)” brand name. We also sell content development technology, products and services under the InterActual(R) brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on personal computers (“PCs”). Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•
Roxio Division - The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC(TM), CinePlayer(R), Easy DVD Copy(TM), MyDVD(R), PhotoSuite(R), Popcorn(TM), RecordNow!(R), Roxio Easy Media Creator(R), Sonic DigitalMedia(TM) Studio, Sonic PrimeTime(R), Toast(R), VideoWave(R) and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as on our webstore and in retail channels (both “bricks and mortar” and web-based channels). Since we finalized our acquisition of the Roxio CSD in December 2004, we have been transitioning all of our consumer applications software products to the Roxio brand. As of the date of this report, this process is not complete. We anticipate a full transition to the Roxio brand in calendar year 2006.

•
Advanced Technology Group - The Advanced Technology Group offers software and software components to PC application and consumer electronics developers. We market much of this software under the brand name “AuthorScript(R).” The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

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

Revenue from software product sales to distributors is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Revenue from certain distributors is recognized upon sell-through to retailers or end customers. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104, “Revenue Recognition in Financial Statements. These allowances are recorded as a direct reduction of revenues and as a contra to net accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

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

- Capitalized Software

We capitalize a portion of our software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Such capitalized costs are amortized to cost of revenue over the estimated economic life of the product, which is generally three years. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value (based on the product’s estimated future gross revenues, less the estimated cost of revenue), the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products, and the future cost of revenue. If these estimates change, write-offs of capitalized software costs could result.

- Acquisitions and Valuation of Goodwill and Other Intangible Assets

Our acquisitions typically result in a portion of the purchase consideration being allocated to goodwill and to identifiable intangible assets in accordance with SFAS No. 141. The amount allocated to each along with the estimated useful life affect the amount of current and future period charges for amortization expense. The determination of value of these components of a business combination, as well as associated asset useful lives, generally requires management to obtain advice from third party valuation firms and to make various estimates and assumptions. These estimates and assumptions rely, to a great extent, on the judgment of management based on information available at the time of acquisition.

In accordance with SFAS No. 142, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 in a two-step process at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. First, we determine if the carrying amount exceeds “fair value” based on quoted market prices of our common stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division (“DMD”) from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual Technologies, Inc. (“InterActual”) during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of December 31, 2005, no events have occurred that would lead us to believe that there has been any impairment.

- Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider impaired as of December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123R on our financial statements, and we believe that the expensing of stock-based compensation would have a material impact on our Consolidated Statement of Operations similar to our pro forma disclosure under SFAS No. 123, as amended. On January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. For example, the impact of applying SFAS No. 123 for third quarter ended December 31, 2005 would have adjusted our diluted net income per share from $0.30 to diluted net income per share of $0.15. See Note 13 of Notes to Condensed Consolidated Financial Statements.

- Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $48,000 and $723,000 was made for the quarter and nine months ended December 31, 2004. A provision federal, state and foreign taxes in the amount of $651,000 was made for the quarter ended December 31, 2005 and a tax (benefit) in the amount of ($3,323,000) was made for nine months ended December 31, 2005. Additionally, at December 31, 2005, we had a tax valuation allowance of $12,419,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit $4,201,000 (as restated), $1,658,000 and $2,818,000 was recognized for the first, second and third quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $19,205,000. The $4,201,000 (as restated) amount for the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $2.8 million portion of the reserve will be absorbed into operating results in the fourth quarter of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation.  The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.  The impact of this revision is reflected in our results for the nine months ended December 31, 2005, provided herewith. We plan to file amended Quarterly Report Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005 that we originally filed with the SEC on August 15, 2005 and November 9, 2005, respectively.

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

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands. The Cayman Islands subsidiary has since been liquidated.

- Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS 5 “Accounting for Contingencies”, we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and nine months ended December 31, 2004 and 2005, respectively:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.3	23.1	12.7	24.3
Gross profit	84.7	76.9	87.3	75.7
Operating expenses:
Marketing and sales	23.1	19.0	22.1	21.8
Research and development	35.5	24.9	36.7	28.5
General and administrative	8.5	10.2	7.7	11.5
Business integration	5.5	—	2.0	0.3
Acquired in-process technology	15.8	—	5.6	—
Total operating expenses	88.4	54.1	74.1	62.1
Operating income (loss)	(3.7)	22.8	13.2	13.6
Other income (expense), net	1.9	(1.1)	1.1	(0.7)
Provision (benefit) for income taxes	0.2	1.6	1.3	(3.1)
Net income (loss)	(2.0)%	20.1%	13.0%	16.0%

Comparison of Third Quarter and Nine Months Ended December 31, 2004 and 2005

NET REVENUE. Our net revenue increased from $19,677,000 for the third quarter ended December 31, 2004 to $40,774,000 for the third quarter ended December 31, 2005, representing an increase of 107%. For the nine months ended December 31, 2005, net revenue increased from $55,023,000 to $108,241,000 compared to the same period in the prior fiscal year, representing an increase of 97%. The increase in net revenue for the quarter and nine months ended December 31, 2005 was primarily due to the addition of product lines acquired in the Roxio CSD acquisition, which we completed in mid December 2004, and to the increase in consumer product sales from new and existing OEM partners. Consumer product sales increased approximately 115% and 109% for the third quarter and nine months ended December 31, 2005, respectively. Included in net revenue for the nine months ended December 31, 2005 is revenue recognized in the amount of approximately $2,082,000 from the sale of patents during the first quarter ended June 30, 2005, which we had acquired with the Roxio CSD acquisition. The increase in net revenue for the third quarter and nine months ended December 31, 2005 was also due to increased sales of our professional products of approximately 37% and 10%, over the same period of the prior year, respectively. The increase in professional products is primarily due to revenue recognized on sales of High-Definition DVD products, introduced during the current fiscal year. The following table includes the breakdown of revenue by consumer and professional products for the quarters and nine months ended December 31, 2004 and 2005, respectively, (in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
Net revenue
Consumer	$17,645	$38,017	$48,211	$100,778
Professional audio and video	2,032	2,757	6,812	7,463
Total net revenue	$19,677	$40,774	$55,023	$108,241

International sales accounted for 15% and 22% of our net revenue for the third quarters ended December 31, 2004 and 2005, respectively. International sales remained consistent at 22% of our net revenue for the nine months ended December 31, 2004 and 2005. International sales have historically ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the quarters and nine months ended December 31, 2004 and 2005, respectively, indicated by geographic location (in thousands):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2005	2004	2005
North America	$16,657	$31,948	$43,119	$84,436
Export:
France	36	434	213	1,903
Germany	573	786	1,940	1,667
United Kingdom	85	1,844	459	3,731
Other European	971	1,360	1,989	3,008
Japan	1,191	3,223	5,640	10,616
Singapore	2	774	63	1,458
Taiwan	57	67	1,205	302
Other Pacific Rim	98	264	381	871
Other international	7	74	14	249
Total net revenue	$19,677	$40,774	$55,023	$108,241

COST OF REVENUE. Cost of revenue mainly consists of the costs of third party licensing fees for technologies incorporated into our products, employee salaries and benefits for personnel involved in post sales technical support of our products, the physical cost of the materials in our retail products and the costs associated with the amortization of acquired and internally-developed software and intangible assets. We also include in cost of revenue the cost of engineering services associated with percentage of completion type revenue contracts. Our cost of revenue as a percentage of net revenue increased from 15.3% for the third quarter ended December 31, 2004 to 23.1% for the third quarter ended December 31, 2005. Cost of revenue, as a percentage of net revenue increased from 12.7% for the nine months ended December 31, 2004 to 24.3% for the nine months ended December 31, 2005. The increase in cost of revenue as a percentage of net revenue was primarily due to the Roxio CSD software acquired in December 2004, which has a higher percentage of retail sales. Retail sales carry a lower margin than our OEM business. The increase is also due to higher amortization expenses associated with the intangible assets acquired with the Roxio CSD acquisition. Additionally, for the nine months ended December 31, 2005, cost of revenue included $1,169,000 in costs related to the sale of patents obtained in the Roxio CSD acquisition, which were sold during the first quarter ended June 30, 2005.

We capitalize a portion of our software development costs in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the third quarter ended December 31, 2004, we capitalized approximately $76,000 and amortized approximately $110,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD acquisitions. During the third quarter ended December 31, 2005 we amortized approximately $94,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD acquisitions. During the nine months ended December 31, 2004 we capitalized approximately $219,000 and amortized approximately $384,000 and during the nine months ended December 31, 2005 we capitalized approximately $112,000 and amortized $277,000, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and the Roxio CSD acquisitions.

SIGNIFICANT CUSTOMERS. Dell accounted for 47% and 20% of our total net revenue for the quarters ended December 31, 2004 and 2005, respectively, and 40% and 19% of our total net revenue for the nine months ended December 31, 2004 and 2005, respectively. Revenue recognized from Dell is pursuant to various development and licensing agreements. Ingram and Navarre accounted for 30% and 22% of our total revenue, respectively, for the quarter and nine months ended December 31, 2005. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements in connection with the business lines acquired with the Roxio CSD acquisition which was completed in mid December 2004. Revenue recognized from Digital River / Element 5 accounted for 22% and 14% of our total revenue, respectively, for the quarter and nine months ended December 31, 2005. Revenue recognized from Digital River / Element 5 was pursuant to web store arrangements.

In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended December 31,		Percent of Total Net Revenue Nine Months Ended December 31,		Percent of Total Accounts Receivable December 31,
	2004	2005	2004	2005	2004	2005
Dell	47%	20%	40%	19%	13%	26%
Ingram	0%	12%	0%	9%	0%	12%
Navarre	0%	18%	0%	13%	0%	15%

GROSS PROFIT. Our gross profit as a percentage of net revenue decreased from 84.7% for the quarter ended December 31, 2004 to 76.9% for the quarter ended December 31, 2005 and from 87.3% for the nine months ended December 31, 2004 to 75.7% for the nine months ended December 31, 2005. The decrease in our gross profit was primarily due to the increase in cost of sales associated with the product lines acquired as part of the Roxio CSD acquisition, which are distributed to a large extent through retail channels and which generally exhibit a lower gross margin than our historical consumer software sales. The decrease is also due to the increase in amortization expense associated with the intangibles acquired as part of the Roxio CSD acquisition.

Following the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end users via retail channels (both retail store and web-based). Retail sales often require physical fulfillment of customer orders (involving shipment of boxes, CDs or DVDs and/or manuals) resulting in higher direct costs than our traditional business. In addition, retail channels are often quite competitive, sometimes requiring price reductions to maintain market share. The combination of higher costs and possibly lower prices results in lower gross margins for retail sales than we have been accustomed to in our historical OEM business. You should not rely on our past margins as an indication of future results.

MARKETING AND SALES. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotions expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased from $4,553,000 for the third quarter ended December 31, 2004 to $7,751,000 for the third quarter ended December 31, 2005. Marketing and sales expenses increased from $12,151,000 for the nine months ended December 31, 2004 to $23,628,000 for the nine months ended December 31, 2005. Marketing and sales represented 23.1% and 19.0% of net revenue for the third quarters ended December 31, 2004 and 2005, respectively, and 22.1% and 21.8% of net revenues for the nine months ended December 31, 2004 and 2005, respectively. Our marketing and sales expenses increased primarily due to an increase in salary expenses relating to the overall increase in headcount, an increase in our promotional advertising expenses as a result of our increased marketing and sales operations and an increase in those promotional expenses associated with the sales of the retail products acquired with the Roxio CSD acquisition. The Roxio CSD acquisition was completed on December 17, 2004, and, therefore marketing and sales expenses for the quarter and nine months ended December 31, 2004 included only approximately one-half month’s expenses associated with the employees and operating expenses acquired with the acquisition, whereas, for the quarter and nine months ended December 31, 2005, the full quarter and nine months expenses are reflected. Upon the completion of the Roxio CSD acquisition, 72 Roxio marketing and sales employees joined Sonic. Higher sales commissions associated with the overall increase in revenue and with the sale of certain patents acquired in the Roxio CSD acquisition also contributed to the higher marketing and sales expense. Marketing and sales headcount increased from 144 at December 31, 2004 to 161 at December 31, 2005. We anticipate that marketing and sales expenses will continue to increase in fiscal year 2006 due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $6,992,000 for the third quarter ended December 31, 2004 to $10,133,000 for the third quarter ended December 31, 2005 and increased from $20,175,000 for the nine months ended December 31, 2004 to $30,826,000 for the nine months ended December 31, 2005. Our research and development expenses represented 35.5% and 24.9% of net revenue for the third quarters ended December 31, 2004 and 2005, respectively, and 36.7% and 28.5% of net revenue for the nine months ended December 31, 2004 and 2005, respectively. Our research and development expense increased primarily due to higher salary expense, increased facility expense and increased consulting expense as a result of our expanded product lines and development of products. The Roxio CSD acquisition was completed on December 17, 2004, and, therefore research and development expenses for the quarter and nine months ended December 31, 2004 included only approximately one-half month’s expenses associated with the employees and operating expenses acquired with the acquisition, whereas, for the quarter and nine months ended December 31, 2005, the full quarter and nine months expenses are reflected. Upon the completion of the Roxio CSD acquisition, 113 Roxio research and development employees joined the Company. Our research and development expenses increased in headcount from 367 at December 31, 2004 to 369 at December 31, 2005. We anticipate that research and development expenses will increase in the future due to our including the business lines deriving from the Roxio CSD acquisition in our results for the full fiscal year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $1,673,000 for the third quarter ended December 31, 2004 to $4,158,000 for the third quarter ended December 31, 2005 and increased from $4,260,000 for the nine months ended December 31, 2004 to $12,421,000 for the nine months ended December 31, 2005. Our general and administrative expenses represented 8.5% and 10.2% for the third quarters ended December 31, 2004 and 2005, respectively, and 7.7% and 11.5% of net revenue for the nine months ended December 31, 2004 and 2005, respectively. General and administrative expenses increased primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in headcount. The Roxio CSD acquisition was completed on December 17, 2004, and, therefore general and administrative expenses for the quarter and nine months ended December 31, 2004 included only approximately one-half month’s expenses associated with the employees and operating expenses acquired with the acquisition, whereas, for the quarter and nine months ended December 31, 2005, the full quarter and nine months expenses are reflected. Upon the completion of the Roxio CSD acquisition, 27 Roxio general and administrative employees joined Sonic and a total of 212 Roxio employees joined the Company. Our total headcount increased from 575 at December 31, 2004 to 616 at December 31, 2005. The increase for the nine months ended December 31, 2005 is also due to the increased expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the increased expense associated with the annual audit, which were primarily incurred in the first quarter ended June 30, 2005. During the first quarter ended June 30, 2005 we incurred approximately $1,145,000 in professional services associated with the implementation of these requirements and the completion of the annual audit. For the quarter ended December 31, 2005, we incurred approximately $172,000 in professional services associated with implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that general and administrative expenses will continue to increase in fiscal year 2006 due to, among other things, our expanded operations derived from the Roxio CSD acquisition.

BUSINESS INTEGRATION EXPENSE. Business integration expenses consisted primarily of expenses we incurred to transition the recently acquired Roxio CSD business into our existing operations.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations includes the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $271,000 and $328,000 for the third quarters ended December 31, 2004 and 2005, respectively, and approximately $638,000 and $792,000 for the nine months ended December 31, 2004 and 2005, respectively. Other expense for the third quarter and nine months ended December 31, 2005 includes interest expense of approximately $454,000 and $1,248,000, respectively, relating to the interest due on the UBOC Amended Credit Facility. Also included for the third quarter and nine months ended December 31, 2005, is a charge of $75,000 to reflect a partial write-down in our investment in a development stage company.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a benefit for federal and state taxes, in the amount of $32,000 was made for the quarter ended December 31, 2004. A provision for foreign taxes, in the amount of $81,000 and $520,000 was recorded for the quarter and nine months ended December 31, 2004, respectively. A provision (benefit) for federal, state and foreign taxes in the amount of $651,000 and $(3,323,000) was made for the quarter and nine months ended December 31, 2005. Additionally, at December 31, 2005, we had a tax valuation allowance of $12,419,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit of $4,201,000 (as restated), $1,658,000 and $2,818,000 was recognized for the first, second and third quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $19,205,000. The $4,201,000 amount for the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $2.8 million portion of the reserve will be absorbed into operating results in the fourth quarter of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation.  The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.  The impact of this revision is reflected in our results for the nine months ended December 31, 2005, provided herewith. We plan to file amended Quarterly Report Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005 that we originally filed with the SEC on August 15, 2005 and November 9, 2005, respectively.

ACQUISITIONS. On December 17, 2004 Sonic completed its purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004, the date of the original Purchase Agreement and announcement of the purchase. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations, which calculations have not been finalized as of the date hereof. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada. The accounting for this acquisition was recorded pursuant to the purchase accounting method.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2005, we had cash, cash equivalents and short term investments of $49,651,000 and working capital of $37,120,000. We believe that existing cash, cash equivalents, short term investments and cash generated from operations, will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $15,758,000 and $14,222,000 for the nine months ended December 31, 2004 and 2005, respectively.

During the nine months ended December 31, 2004, cash generated by operations included net income of $7,143,000, including depreciation and amortization of $2,869,000. Cash generated by operations was primarily a result of the net income, depreciation and amortization, an increase in accounts payable and accrued liabilities of $3,026,000, a decrease in prepaid expenses and other current assets of $740,000 and an increase in deferred revenue of $2,158,000, offset in part by an increase in accounts receivable of $2,449,000, an increase in other assets of $968,000, and an increase in inventory of $194,000.

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

During the nine months ended December 31, 2005, cash generated by operations included net income of $17,207,000, including depreciation and amortization of $7,355,000. Cash generated by operations was primarily a result of net income, depreciation and amortization, an increase in accrued liabilities of $2,626,000, an increase in deferred revenue of $4,786,000 and a decrease in inventory of $68,000, offset in part by an increase in accounts receivable of $9,435,000, a decrease in accounts payable of $2,964,000, an increase in prepaid expenses and other current assets of $1,582,000, and an increase in other assets of $3,739,000.

On December 13, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with UBOC that provides for a three-year revolving credit facility (the “Credit Facility”). Total availability under the Credit Facility was $40,000,000 for an initial annual period, $35,000,000 for a second annual period and $30,000,000 at all times thereafter. On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the leverage ratio. Total availability under the Amended Credit Facility is $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The Amended Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt; sell assets; make distributions; make investments; make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at December 31, 2005. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters and nine months ended December 31, 2004 and 2005 was approximately $734,000, $1,114,000, $1,855,000, and $3,158,000, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•
a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease expires on November 30, 2006. Sonic has an option to renew the Santa Clara Lease, which it has not exercised at this time. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our existing revolving credit facility. We have provided an accrual of approximately $679,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

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

Although we were profitable for fiscal years 2003, 2004 and 2005, and the first three quarters of fiscal year 2006, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $3,591,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Furthermore, given the general uncertainty of market trends for professional and consumer audio and video products, we may not remain cash flow positive or generate net income in fourth quarter of fiscal year 2006.

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

The integration of the Roxio CSD, as well as any future businesses we may acquire, into our existing business is and will be a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

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

Our success depends on our ability to effectively manage the growth of our operations. As a result of our recent acquisitions, we have increased significantly our headcount from 110 at March 31, 2002 to 616 at December 31, 2005. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have increased our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could harm materially our operating results, business and financial condition.

During the third quarter of fiscal year 2006 approximately 20% of our revenue was derived from revenue recognized on licensing agreements with Dell, and approximately 30% of our revenue was derived from revenue recognized on retail agreements with national and international distributors (Ingram and Navarre). For fiscal year 2005 approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. For fiscal year 2005, revenue recognized on retail agreements from Ingram and Navarre was less than 10%. In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell, Ingram and Navarre will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

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

We depend on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 20% for the third quarter of fiscal year 2006 and for approximately 21% for the nine months ended December 31, 2005. As a result of the Roxio CSD acquisition, we currently anticipate that we will generate additional international sales. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Also, as a result of recent acquisitions, particularly the Roxio CSD, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of December 31, 2005, we had 7 major locations (defined as location with more than 15 employees) and employed over 238 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to the following additional risks, among others:

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

The market for our software is intensely competitive. It is likely that prices for our OEM products will decline due to competitive pricing pressures from other software providers, due to competition in the PC and consumer electronics industries and due to concentration among OEM customers resulting in their having strong negotiating positions relative to us. In addition, as a result of the Roxio CSD acquisition, we derive a greater portion of our revenue from retail sales, which also are subject to significant competitive pricing pressures. We may experience additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits.

Our reliance on a single supplier for our manufacturing makes us vulnerable to supplier operational problems.

Our hardware outsourcing manufacturing program commits responsibility for almost all of our manufacturing activities to a single supplier - Arrow Bell Electronics. If Arrow Bell Electronics does not achieve the necessary product delivery schedules, yields and hardware product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our gross margins and results of operations. Moreover, if Arrow Bell Electronics fails to perform as we expect, we cannot guarantee that we would be able to identify and engage a substitute supplier on favorable terms, at a reasonable cost, or in a timely manner, if at all. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

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

Much of our consumer revenue is derived from sales through OEM customers for copies of our software bundled with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could impact negatively sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs, consumer electronics devices, or on a stand-alone basis. Consumer acceptance of these digital media devices depends significantly on the price and ease-of use for these devices, among other factors. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, the growth of this market may decline, which may affect adversely sales of our consumer products to our OEM customers.

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

Third parties could pursue us claiming that our business models, products or services infringe various patents. For example, a group of companies have formed an organization called MPEG-LA to enforce the rights of holders of patents covering aspects of MPEG-2 video technology. Although we have entered into an agreement with MPEG-LA, that agreement may not prevent third parties not represented by MPEG-LA from asserting that we infringe a patent covering some aspects of MPEG-2 technology. In addition, as new standards and technologies evolve and as our relative commercial presence expands, we believe that we may face an increasing number of third party claims relating to patent infringements and potential patent infringements over time.

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

Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our license agreements with customers, we may not succeed. If we are required to pay damages to our customers, or indemnify our customers for damages they incur, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. Because of the importance to us of our customers, our ability to aggressively defend ourselves by asserting our contractual rights may be impaired, and we may in some instances agree to assume responsibility for infringement claims against them even if our contractual position would otherwise protect us. Any price reductions or assumption of responsibility for patent claims could harm our business.

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

Revenue derived from our professional DVD products and services has declined in recent years and may continue to decline.

We have experienced revenue declines in the professional segment and, absent new format introductions, such as the proposed high definition video optical disc formats, we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. Although the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically, hence we do not expect that DVD production facilities will increase the rate of their capacity expansion. Instead, they may decrease the rate of their expansion resulting in a lower level of sales for us.

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

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the winter holiday season. Due to the importance of the winter holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers fall below our expectations in that fiscal quarter (for example, if specific events cause consumer confidence to drop or other factors limit consumer spending), our business, financial condition and operating results may be materially adversely affected.

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

We may undertax tax studies which may result in changes to our estimates regarding tax credits accumulated to date

During the years prior to fiscal 2006, we were in a cumulative deficit position and had historically sustained losses.   As a result, prior to fiscal 2006, we did not reflect the tax benefits related to certain tax credits including among others Federal and state of California research and development credits.  Beginning with fiscal 2006, we have begun to recognize the benefits of these tax credits in the course of calculating our tax provision in accordance with GAAP.  The calculation of these credits requires significant judgment applied to expenditures and the evaluation of expenditures relative to guidance in the applicable tax codes.  We may in the near future undertake studies of these tax credits utilizing third party specialists.  These studies are more in depth than the work performed historically and may require significant time and effort to complete.  We cannot assure that the results will not require changes to estimates made historically or that the analysis might not result in amendments to tax returns or identification of errors requiring restatement.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new, high definition, formats including HD-DVD and Blu-ray Disc. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

Our web store makes us vulnerable to third party operational problems and other risks.

We have initiated a web-based retail store for our consumer products including MyDVD(R), as well as some of our professional products, including DVDit(R) and eDVD(R). We currently outsource our web store targeted at the U.S. market through an arrangement we have with Digital River, targeted at the European market through an arrangement with Element 5 (which has been acquired by Digital River) and targeted at the Japanese market through an arrangement with Sanshin. We may have other similar arrangements in the future. We refer to Digital River and such other organizations as “Outsourcers.” Under these arrangements the Outsourcers provide the servers which list our products and handle all purchase transactions through their secure web sites.

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were not feasible for us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

We may undertax tax studies which may result in changes to our estimates regarding tax credits accumulated to date

During the years prior to fiscal 2006, we were in a cumulative deficit position and had historically sustained losses.   As a result, prior to fiscal 2006, we did not reflect the tax benefits related to certain tax credits including among others Federal and state of California research and development credits.  Beginning with fiscal 2006, we have begun to recognize the benefits of these tax credits in the course of calculating our tax provision in accordance with GAAP.  The calculation of these credits requires significant judgment applied to expenditures and the evaluation of expenditures relative to guidance in the applicable tax codes.  We may in the near future undertake studies of these tax credits utilizing third party specialists.  These studies are more in depth than the work performed historically and may require significant time and effort to complete.  We cannot assure that the results will not require changes to estimates made historically or that the analysis might not result in amendments to tax returns or identification of errors requiring restatement.

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

Furthermore, changes in our operations and the growth of our business following our recent acquisition of the Roxio CSD have required us to modify and expand our disclosure controls and procedures, internal controls and related corporate governance policies. Any future acquisitions and other changes in our operations likely will require us to revise further our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

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

All borrowings at December 31, 2005 under our senior credit facility bear interest at 5.87%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease			Interest Rate Increase
100 bps	50 bps	No Change To Interest Rate	50 bps	100 bps
		(dollar in thousands)
$1,461,000	$1,611,000	$1,761,000	($1,911,000)	($2,061,000)

ITEM 4. CONTROLS AND PROCEDURES

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2005. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, as amended and described below, have not been remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Material weaknesses in our internal control over financial reporting that were identified at March 31, 2005 relate to:

Insufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. The Company did not employ sufficient qualified personnel to plan, manage and execute the December 17, 2004 Roxio CSD acquisition and the related purchase accounting. As a result, material errors occurred in the Company’s accounting for Roxio’s facility lease obligations and the related rent expense for the quarters ended December 31, 2004 through 2005, and in the analysis of the effect of subsequent transactions on purchase accounting for acquired intangibles in the quarter ended June 30, 2005. In addition, material errors occurred in the Company’s classification of debt amounts in its consolidated balance sheet and in its consolidated statement of cash flows in its preparation of financial statements for the quarter ended December 31, 2004. Material errors also occurred in the Company’s consolidated statement of cash flows and footnotes in its preparation of financial statements for the year ended March 31, 2005 and the quarter ended June 30, 2005, and in analysis of certain revenue contracts for the quarter ended June 30, 2005. These errors in accounting were identified by our current and former independent registered public accountants and were corrected prior to the filing of our financial statements on Form 10-Q for the quarters ended December 31, 2004, June 30, 2005, September 30, 2005, and December 31, 2005 and on Form 10-K for the year ended March 31, 2005.

Inadequate controls to ensure appropriate execution of our integration plan to merge the accounting and financial reporting processes of the Roxio CSD into the Company’s existing processes. During the integration of the Roxio CSD, we did not maintain sufficient controls over existence, completeness and accuracy in our cash processes regarding authorization of disbursements and completion and review of bank account reconciliations; over accuracy of account balances in our close processes due to a lack of adequate review and approval of account postings and reconciliations; over accuracy of account balances related to accrued expenses; and over accuracy and completeness in our invoicing process related to shipment information received from third parties upon which we rely to record revenue within certain classes of customers. In addition, we had inadequate controls within the accounting and financial information systems over user access, segregation of duties, account mapping, and monitoring of information systems. As a result, material errors in accounting for accounts receivable, other current assets and accrued expenses occurred and were corrected prior to the issuance of our financial statements for the year ended March 31, 2005. In addition, in February 2006, we had to restate our benefit for income taxes in our Quarterly Reports on Form 10-Q’s related to our results of operations for the quarters ended June 30, 2005 and September 30, 2005 due to an error arising from the omission of certain costs related to our estimate of our research and development tax credits.

Insufficient qualified personnel in our human resources and payroll functions. The Company did not maintain effective controls with respect to hiring of personnel; maintenance of employee records; payroll processing, including a lack of segregation of duties; and anti-fraud measures, including inadequate communication to our employees of our policies generally and with respect to our commitment to developing and maintaining effective internal control over financial reporting and compliance with our Code of Business Conduct and Ethics and other corporate governance policies. As a result, material errors in accounting for compensation and related expenses could have occurred in our interim and annual financial statements.

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

Inadequate controls over spreadsheets used in our financial reporting process. The Company did not maintain sufficient controls regarding change management and access controls to prevent unauthorized modification of formulas and to detect errors in formulas. These spreadsheets are utilized to calculate and record entries to our records underlying our financial statements. As a result, material errors occurred in our allowance for returns and in our tax footnote disclosure in our financial statements for the year ended March 31, 2005. These errors were corrected prior to the issuance of our financial statements for the year ended March 31, 2005.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2005, we have continued to make certain changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes this quarter are as follows:

•	We formalized our notification processes with regard to the Company’s compliance with the “Whistle Blower” provisions of the corporate governance rules.

•	We implemented new controls regarding restricting access to significant financial spreadsheets which are a part of our financial systems.

•	We continued to train our accounting staff regarding the accounting systems acquired through the Roxio CSD transaction.

PART II - OTHER INFORMATION

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

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The appeal was heard by the Court on December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action in the event our appeal is not successful. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima had been seeking unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and have been joined as a co-defendant in the case. We believe the claims were without merit and have defended ourselves vigorously. On February 20, 2004, Roxio filed a countersuit against Optima alleging infringement of certain of its patents by Optima’s CD-R Access Pro product. We also inherited this countersuit, which has since been settled.  On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. As of the date of this filing, no appeal has been filed. However, we expect that an appeal will be filed prior to the deadline, and if so, we will continue to vigorously defend the action on appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on November 11, 2005, at the Company's headquarters, the Company shareholders voted to approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for the ensuing fiscal year until their resignation or successors are elected. The vote for the nominated directors was as follows: out of a total of 24,781,675 shares eligible to vote at the meeting: 20,258,931 voted in favor and 1,834,616 withheld for the approval of Robert J. Doris; 19,829,722 voted in favor and 2,263,825 withheld for the approval of Robert M. Greber; 19,830,725 voted in favor and 2,262,822 withheld for the approval of R. Warren Langley; 19,391,009 voted in favor and 2,702,538 withheld for the approval of Peter J. Marguglio; and 19,873,525 voted in favor and 2,220,022 withheld for the approval of Mary C. Sauer.

ITEM 6. EXHIBITS.

10.1	First Amendment to Loan and Security Agreement, dated December 20, 2005, by and between Sonic Solutions and Union Bank of California, N.A.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of February, 2006.

SONIC SOLUTIONS

/s/ David C. Habiger	February 9, 2006
David C. Habiger
Chief Executive Officer and President (Principal Executive Officer)

/s/ A. Clay Leighton	February 9, 2006
A. Clay Leighton
Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)