Form 10-Q/A
period 2005-06-30
SONIC SOLUTIONS/CA/
filed 2006-02-27
CIK 916235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No.1 to Quarterly Report on Form 10-Q of Sonic Solutions (the “Company”), is to restate the Company’s condensed consolidated financial statements and related disclosures for the quarter ended June 30, 2005.

As a result of the recent completion and filing of its fiscal 2005 federal and California income tax returns, the Company revised the amount of its Research and Development tax credits. This revision increases its tax benefit and net income for the first quarter of fiscal 2006 by $1,891,000 and increases the earnings per share for that quarter from the $0.15 previously reported to $0.21.

In February 2006, the Company restated its condensed consolidated financial statements as of and for the quarter ended June 30, 2005. The impact of these adjustments are described in Note 1 to our condensed consolidated financial statements “Basis of Presentation and Restatement” in this Form 10-Q/A. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 15, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I, Item 1: Condensed Financial Statements;

•	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I, Item 4: Controls and Procedures.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2005

i

PART I—FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	2005
	March 31*	June 30
		(unaudited) (restated)
ASSETS
Current Assets:
Cash and cash equivalents	$35,436	$42,853
Accounts receivable, net of allowance for returns and doubtful accounts of $10,377 and $8,767 at March 31, 2005 and June 30, 2005, respectively	12,839	13,628
Inventory	755	715
Unbilled receivables	121	—
Prepaid expenses and other current assets	2,153	2,334

Total current assets	51,304	59,530
Fixed assets, net	6,756	6,569
Purchased and internally developed software, net	1,595	1,485
Goodwill	54,664	53,269
Acquired intangibles, net	49,046	47,731
Other assets	2,583	6,521

Total assets	$165,948	$175,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,087	$9,325
Accrued liabilities	19,164	20,389
Deferred revenue	5,176	6,919
Obligations under capital leases, current portion	84	67

Total current liabilities	33,511	36,700
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	2,170
Deferred revenue, net of current portion	756	679
Obligations under capital leases, net of current portion	41	21

Total liabilities	66,525	69,570

Commitments and contingencies (Notes 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and June 30, 2005
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 24,392,103 shares issued and outstanding at March 31, 2005 and June 30, 2005, respectively	106,410	106,669
Accumulated other comprehensive loss	(274)	(325)
Accumulated deficit	(6,713)	(809)

Total shareholders’ equity	99,423	105,535

Total liabilities and shareholders’ equity	$165,948	$175,105

See accompanying notes to condensed consolidated financial statements.

* The consolidated balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts—unaudited)

	Quarters Ended June 30,
	2004	2005
		(restated)
Net revenue	$17,909	$35,519
Cost of revenue	1,861	9,249

Gross profit	16,048	26,270

Operating expenses:
Marketing and sales	3,912	8,523
Research and development	6,548	10,390
General and administrative	1,200	4,909
Business integration	—	295

Total operating expenses	11,660	24,117

Operating income	4,388	2,153
Other income (expense), net	60	(113)

Income before income taxes	4,448	2,040
Provision (benefit) for income taxes	461	(3,864)

Net income	$3,987	$5,904

Net income per share
Basic	$0.18	$0.24

Diluted	$0.16	$0.21

Shares used in computing net income per share
Basic	22,044	24,350

Diluted	25,461	27,499

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands—unaudited)

	Quarter Ended June 30,
	2004	2005
		(restated)
Cash flows from operating activities:
Net income	$3,987	$5,904
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	816	2,681
Deferred taxes	—	(4,201)
Provision for returns and doubtful accounts, net of write-offs and recoveries	41	(1,610)
Changes in operating assets and liabilities:
Accounts receivable	2,412	942
Inventory	(36)	40
Prepaid expenses and other current assets	202	(181)
Other assets	(20)	263
Acquired intangibles sold as part of operations	—	1,169
Accounts payable	274	191
Accrued liabilities	(287)	1,451
Deferred revenue	200	1,666

Net cash generated by operating activities	7,589	8,315

Cash flows from investing activities:
Purchase of fixed assets	(765)	(824)
Additions to purchased and internally developed software	(185)	(245)

Net cash used in investing activities	(950)	(1,069)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,007	259
Proceeds from issuance of common stock	23,976	—
Principal payments on capital leases	(20)	(37)

Net cash generated by financing activities	24,963	222

Effect on exchange rate changes on cash and cash equivalents	(3)	(51)

Net increase in cash and cash equivalents	31,599	7,417
Cash and cash equivalents, beginning of period	36,182	35,436

Cash and cash equivalents, end of period	$67,781	$42,853

Supplemental disclosure of cash flow information:
Interest paid during period	$7	$356

Income taxes paid during period	$330	$183

Supplemental disclosure of non-cash transactions:
Adjustment of Roxio goodwill to increase acquired intangibles	$—	$1,169
Adjustment of Roxio goodwill to decrease acquired liabilities	$—	$226

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

Restatement

On February 8, 2006, we announced that we would restate our condensed consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005.

Amounts from the quarter ended June 30, 2005 have been restated to reflect an inadvertent error in our estimate of Research and Development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes and therefore our earnings per share for the quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.

A reconciliation of this revision is as follows:

	As Previously Reported	As Restated	Adjustment
Quarter ended June 30, 2005

Income Statement Effects:

Income (loss) before income taxes	$2,040	$2,040

Tax provision (benefit)	(1,973)	(3,864)	(1,891)

Net income (loss)	$4,013	$5,904	$1,891

Net income (loss) per share
Basic	$0.16	$0.24	$0.08

Diluted	$0.15	$0.21	$0.06

Shares used in computing net income (loss) per share
Basic	24,350	24,350

Diluted	27,499	27,499

Balance Sheet Effects:

Other assets	$4,630	$6,521	$1,891

Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891

Total shareholder’s equity	$103,644	$105,535	$1,891

Total liabilities and shareholders’ equity	$173,214	$175,105	$1,891

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

(2) Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, used in the calculation of basic and diluted net income per share for the quarters ended June 30, 2004 and 2005, respectively (in thousands, except per share data):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
		(restated)
Net income applicable to common shareholders	$3,987	$5,904

Net income per share
Basic	$0.18	$0.24

Diluted	$0.16	$0.21

Shares used in computing net income
Basic	22,044	24,350

Diluted	25,461	27,499

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

Had compensation cost for stock options issued pursuant to our stock option plans been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the quarters ended June 30, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2005
		(restated)
Net income as reported	$3,987	$5,904
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	1,895	3,675

Pro Forma net income	$2,092	$2,229

Reported basic net income per share	$0.18	$0.24

Reported diluted net income per share	$0.16	$0.21

Pro Forma basic net income per share	$0.09	$0.09

Pro Forma diluted net income per share	$0.08	$0.08

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

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including

•	a lease of approximately 70,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $663,000 to restore the building to its original condition; and in addition have provided a reserve for this lease as a Accrued Restructuring in long-term liabilities.

•	a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

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

(10) Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended June 30
	2004	2005
		(restated)
Net income	$3,987	$5,904
Other comprehensive loss:
Foreign currency translation losses	(3)	(51)

Comprehensive income	$3,984	$5,853

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

(12) Income Taxes (restated)

During the quarter ended June 30, 2004, income tax expense of $461,000 consisted primarily of state and local taxes plus the effect of alternative minimum taxes for which deferred tax assets were immediately reserved against, as we could not determine at that time they were more likely than not to be realized.

During the quarter ended June 30, 2005, we recorded an income tax expense of $337,000. In addition, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totaling $4,201,000 (restated).

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

RESTATEMENT

On February 8, 2006, we announced that we would restate our condensed consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005.

Amounts from the quarter ended June 30, 2005 have been restated to reflect an inadvertent error in our estimate of Research and Development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision of income taxes and therefore our earnings per share for the quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.

A reconciliation of this revision is as follows:

	As Previously Reported	As Restated	Adjustment
Quarter ended June 30, 2005

Income Statement Effects:

Income (loss) before income taxes	$2,040	$2,040

Tax provision (benefit)	(1,973)	(3,864)	(1,891)

Net income (loss)	$4,013	$5,904	$1,891

Net income (loss) per share
Basic	$0.16	$0.24	$0.08

Diluted	$0.15	$0.21	$0.06

Shares used in computing net income (loss) per share
Basic	24,350	24,350

Diluted	27,499	27,499

Balance Sheet Effects:

Other assets	$4,630	$6,521	$1,891

Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891

Total shareholder’s equity	$103,644	$105,535	$1,891

Total liabilities and shareholders’ equity	$173,214	$175,105	$1,891

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No.123R is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123R will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Income Statement similar to our pro forma disclosure under SFAS No. 123, as amended. For example, the impact of applying SFAS No. 123 for first quarter ended June 30, 2005 would have adjusted our diluted net income per share from $0.21 (restated) to diluted net income per share of $0.08 (restated).

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters ended June 30, 2004 and 2005, respectively (in thousands):

	Quarter Ended June 30,
	2004	2005
		(restated)
Net revenue	100.0%	100.0%
Cost of revenue	10.4	26.0

Gross profit	89.6	74.0

Operating expenses:
Marketing and sales	21.8	24.0
Research and development	36.6	29.3
General and administrative	6.7	13.8
Business Integration	—	0.8

Total operating expenses	65.1	67.9

Operating income	24.5	6.1
Other income (expense)	0.3	(0.3)
Provision (benefit) for income taxes	2.6	(10.9)

Net income	22.2%	16.7%

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

PROVISION (BENEFIT) FOR INCOME TAXES (restated). In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $158,000 was made for the quarter ended June 30, 2004. A provision for federal, state and foreign taxes in the amount of $337,000 was made for the quarter ended June 30, 2005. Additionally, at June 30, 2005, we had a tax valuation allowance of $16,895,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit of $4,201,000 (restated) was recognized in operating results during the quarter ended June 30, 2005 due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $21,096,000 (restated). The $4.2 (restated) million amount is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $7.2 million portion of the reserve will be absorbed proportionately into operating results during the remaining three quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

Therefore, the net income tax benefit is $3,864,000 (restated) for the quarter ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES (restated)

Our operating activities generated cash of $7,589,000 and $8,315,000 for the three months ended June 30, 2004 and 2005, respectively.

During the quarter ended June 30, 2004, cash generated by operations included net income of $3,987,000 including depreciation and amortization of $816,000. Cash generated by operations was primarily a result of a decrease in accounts receivables of $2,412,000 due to strong collections, an increase in deferred revenue and deposits of $200,000, and an increase in prepaid expenses and other current assets of $202,000, offset in part by an increase in other assets of $20,000, a decrease in accounts payable and accrued liabilities of $13,000 and an increase in inventory of $36,000.

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

During the quarter ended June 30, 2005, cash generated by operations included net income of $5,904,000 (restated), including depreciation and amortization of $2,681,000. Cash generated by operations was primarily a result of the net income generated, depreciation and amortization, an increase in accounts payable and accrued liabilities of $1,642,000, an increase in deferred revenue of $1,666,000, a decrease in accounts receivable of $942,000, and a decrease in other assets of $263,000 (restated) offset in part by an increase in prepaid expenses and other current assets of $181,000.

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

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of Roxio’s consumer software division, including:

•	the Santa Clara Lease for approximately 70,000 square feet. We are obligated to pay $145,000 per month in rent, which amount increases to $170,000 per month in December 2005. The Santa Clara Lease expires on November 30, 2006. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust, the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our existing revolving Credit Facility. We have provided an accrual of approximately $663,000 to restore the building to its original condition; and in addition have provided a reserve for this lease as a Accrued Restructuring in long-term liabilities.

•	the Richmond Hill Lease for approximately 45,000 square feet. We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which amount increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in December 2008 . The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due under the Richmond Hill Lease in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

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

The following table estimates the changes to cash flow from operations as of June 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change To Interest Rate	Interest Rate Increase
100 bps	50 bps		50 bps	100 bps
		(dollar in thousands)
$963,000	$1,113,000	$1,263,000	($1,413,000)	($1,563,000)

ITEM 4.	CONTROLS AND PROCEDURES (restated)

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2005. Due to (i) the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and described below, have not been fully remediated; and (ii) the restatement of certain previously issued financial statements to correct an inadvertent error in our estimate of Research and Development tax credits available to us, as described in Note 1 to our condensed consolidated financial statements, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

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

Inadequate controls to ensure appropriate execution of our integration plan to merge the accounting and financial reporting processes of the Roxio CSD into the Company’s existing processes. During the integration of the Roxio CSD, we did not maintain sufficient controls over existence, completeness and accuracy in our cash processes regarding authorization of disbursements and completion and review of bank account reconciliations; over accuracy of account balances in our close processes due to a lack of adequate review and approval of account postings and reconciliations; over accuracy of account balances related to accrued expenses; and over accuracy and completeness in our invoicing process related to shipment information received from third parties upon which we rely to record revenue within certain classes of customers. In addition, we had inadequate controls within the accounting and financial information systems over user access, segregation of duties, account mapping, and monitoring of information systems. As a result, material errors in accounting for accounts receivable, other current assets and accrued expenses occurred and were corrected prior to the issuance of our financial statements for the year ended March 31, 2005. In addition, in February 2006, we had to restate our benefit for income taxes in our Quarterly Reports on Form 10-Q related to our results of operations for the quarters ended June 30, 2005 and September 30, 2005 due to an error arising from the omission of certain costs related to our estimate of our Research and Development tax credits.

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

Changes in Internal Control over Financial Reporting (restated)

Items 4, 5 and 6 under the caption “Remediation Steps” above represent changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are likely to materially affect our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

10.1	Lease Agreements between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2004 (Incorporated by reference to the Exhibit 10.14 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.,) with the Securities and Exchange Commission on June 30, 2003).

10.2	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001 (Incorporated by reference to the Exhibit 10.15 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.3	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001 (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.4	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002 (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed by Napster, Inc. (f.k.a. Roxio, Inc.) with the Securities and Exchange Commission on June 30, 2003).

10.5	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Sonic Solutions dated February 4, 2005 (Incorporated by reference to the Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by Sonic Solutions with the Securities and Exchange Commission on August 15, 2005).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Senior Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 27 th day of February, 2006.

SONIC SOLUTIONS

/s/ David C. Habiger David C. Habiger President and Chief Executive Officer (Principal Executive Officer)	February 27, 2006

/s/ A. Clay Leighton A. Clay Leighton Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	February 27, 2006