Form 10-Q/A
period 2005-09-30
SONIC SOLUTIONS/CA/
filed 2006-02-27
CIK 916235

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

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q of Sonic Solutions (the “Company”) is to restate the Company’s condensed consolidated financial statements and related disclosures for the quarter ended September 30, 2005.

As a result of the recent completion and filing of its fiscal 2005 federal and California income tax returns, the Company revised the amount of its Research and Development tax credits. This revision increases its tax benefit and net income for the first quarter of fiscal 2006 by $1,891,000 and increases the earnings per share for that quarter from the $0.15 previously reported to $0.21.

In February 2006, the Company restated its condensed consolidated financial statements as of and for the quarter ended June 30, 2005. The impact of these adjustments are described in Note 1 to our condensed consolidated financial statements “Basis of Presentation and Restatement” in this Form 10-Q/A. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 9, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I, Item 1: Condensed Financial Statements;

•	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I, Item 4: Controls and Procedures.

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	2005
	March 31*	September 30
		(unaudited) (restated)
ASSETS
Current Assets:
Cash and cash equivalents	$35,436	$18,741
Short term investments	—	26,100
Accounts receivable, net of allowance for returns and doubtful accounts of $10,068 and $7,648 at March 31, 2005 and September 30, 2005, respectively	12,839	16,978
Inventory	755	546
Unbilled receivables	121	—
Prepaid expenses and other current assets	2,153	3,044

Total current assets	51,304	65,409
Fixed assets, net	6,756	6,187
Purchased and internally developed software costs, net	1,595	1,405
Goodwill	54,664	53,481
Acquired intangibles, net	49,046	46,413
Other assets	2,583	6,689

Total assets	$165,948	$179,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,087	$6,891
Accrued liabilities	19,164	23,405
Deferred revenue	5,176	7,143
Obligations under capital leases, current portion	84	62

Total current liabilities	33,511	37,501
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	1,018
Deferred revenue, net of current portion	756	607
Obligations under capital leases, net of current portion	41	11

Total liabilities	66,525	69,137
Commitments and contingencies (Notes 6 and 8)
Shareholders’ Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and September 30, 2005, respectively	—	—
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 24,799,399 shares issued and outstanding at March 31, 2005 and September 30, 2005, respectively	106,410	109,021
Accumulated other comprehensive loss	(274)	(867)
Accumulated earnings (deficit)	(6,713)	2,293

Total shareholders’ equity	99,423	110,447

Total liabilities and shareholders’ equity	$165,948	$179,584

See accompanying notes to condensed consolidated financial statements.

*	The consolidated balance sheet at March 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts — unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
				(restated)
Net revenue	$17,437	$31,948	$35,346	$67,467
Cost of revenue	1,639	6,845	3,500	16,093

Gross profit	15,798	25,103	31,846	51,374

Operating expenses:
Marketing and sales	3,686	7,354	7,598	15,877
Research and development	7,107	11,128	13,655	21,518
General and administrative	1,387	3,354	2,587	8,264
Business integration	—	41	—	336

Total operating expenses	12,180	21,877	23,840	45,995

Operating income	3,618	3,226	8,006	5,379
Other income (expense), net	171	(234)	231	(347)

Income before income taxes	3,789	2,992	8,237	5,032
Provision (benefit) for income taxes	214	(110)	675	(3,974)

Net income	$3,575	$3,102	$7,562	$9,006

Net income per share
Basic	$0.15	$0.13	$0.33	$0.37

Diluted	$0.14	$0.11	$0.29	$0.32

Shares used in computing net income per share
Basic	23,422	24,586	22,733	24,468

Diluted	26,400	27,975	25,931	27,738

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions

Condensed Consolidated Statements of Cash Flows

(in thousands — unaudited)

	Six Months Ended September 30,
	2004	2005
		(restated)
Cash flows from operating activities:
Net income	$7,562	$9,006
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	1,749	5,059
Deferred taxes	—	(4,201)
Provision for returns and doubtful accounts, net of write-offs and recoveries	100	(2,420)
Changes in operating assets and liabilities:
Accounts receivable	(128)	(1,597)
Inventory	(174)	209
Prepaid expenses and other current assets	(877)	(891)
Other assets	(233)	95
Acquired intangibles sold as part of operations	—	1,169
Accounts payable	700	(2,197)
Accrued liabilities	(865)	3,056
Deferred revenue	(264)	1,818

Net cash generated by operating activities	7,570	9,106

Cash flows from investing activities:
Purchase of fixed assets	(1,838)	(1,316)
Purchase of short term investment instruments	—	(26,100)
Additions to purchased and internally developed software	(586)	(351)

Net cash used in investing activities	(2,424)	(27,767)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,047	2,611
Proceeds from issuance of common stock	23,901	—
Principal payments on capital leases	(31)	(52)

Net cash generated by financing activities	24,917	2,559

Effect of exchange rate changes on cash and cash equivalents	(6)	(593)

Net increase (decrease) in cash and cash equivalents	30,057	(16,695)
Cash and cash equivalents, beginning of period	36,182	35,436

Cash and cash equivalents, end of period	$66,239	$18,741

Supplemental disclosure of cash flow information:
Interest paid during period	$16	$721

Income taxes paid during period	$453	$328

Supplemental disclosure of non-cash transactions:

Adjustment of Roxio goodwill to increase acquired intangibles	$—	$1,169

Adjustment of Roxio goodwill to decrease acquired liabilities, net	$—	$14

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

Amounts from the quarters ended June 30, 2005 and September 30, 2005 have been restated to reflect an inadvertent error in our estimate of Research and Development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes and therefore our earnings per share for the quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.

A reconciliation of this revision is as follows:

	As Previously Reported	As Restated	Adjustment
Quarter ended June 30, 2005

Income Statement Effects:

Income (loss) before income taxes	$2,040	$2,040

Tax provision (benefit)	(1,973)	(3,864)	(1,891)

Net income (loss)	$4,013	$5,904	$1,891

Net income (loss) per share
Basic	$0.16	$0.24	$0.08

Diluted	$0.15	$0.21	$0.06

Shares used in computing net income (loss) per share
Basic	24,350	24,350

Diluted	27,499	27,499

Balance Sheet Effects:

Other assets	$4,630	$6,521	$1,891

Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891

Total shareholder’s equity	$103,644	$105,535	$1,891

Total liabilities and shareholders’ equity	$173,214	$175,105	$1,891

Quarter ended September 30, 2005

Balance Sheet Effects:

Other assets	$4,798	$6,689	$1,891

Total assets	$177,693	$179,584	$1,891

Retained earnings	$402	$2,293	$1,891

Total shareholder’s equity	$108,556	$110,447	$1,891

Total liabilities and shareholders’ equity	$177,693	$179,584	$1,891

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

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the second quarter and six months ended September 30, 2004 and 2005 (in thousands, except per share data), respectively:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
				(restated)
Net income applicable to common shareholders	$3,575	$3,102	$7,562	$9,006

Net income per share
Basic	$0.15	$0.13	$0.33	$0.37

Diluted	$0.14	$0.11	$0.29	$0.32

Shares used in computing net income
Basic	23,422	24,586	22,733	24,468

Diluted	26,400	27,975	25,931	27,738

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents (in thousands) were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive, respectively:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	3,059	3,881	2,839	3,996

Shares excluded from diluted net income per share computation	3,059	3,881	2,839	3,996

(3)	Employee Stock-Based Compensation

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

Had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the second quarter and six months ended September 30, 2004 and 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2005	Six Months Ended September 30, 2004	Six Months Ended September 30, 2005
				(restated)
Net income as reported	$3,575	$3,102	$7,562	$9,006
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	2,073	2,963	3,969	6,495

Pro Forma net income	$1,502	$139	$3,593	$2,511

Reported basic net income per share	$0.15	$0.13	$0.33	$0.37

Reported diluted net income per share	$0.14	$0.11	$0.29	$0.32

Pro Forma basic net income per share	$0.06	$0.01	$0.16	$0.10

Pro Forma diluted net income per share	$0.06	$0.00	$0.14	$0.09

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

Amortization of internally developed software costs was $160,000 and $71,000 for the quarters ended September 30, 2004 and 2005, respectively, and 274,000 and $183,000 for the six months ended September 30, 2004 and 2005, respectively.

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

During the quarter and six months ended September 30, 2005, we recorded an income tax (benefit) of $(110,000) and $(3,974,000) (restated) respectively. Additionally, during the first quarter ended June 30, 2005, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totaling $4,201,000 (restated) and $1,658,000 for the quarters ended June 30, 2005 and September 30, 2005, respectively.

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

RESTATEMENT

On February 8, 2006, we announced that we would restate the condensed consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005.

Amounts from the quarters ended June 30, 2005 and September 30, 2005 have been restated to reflect an inadvertent error in our estimate of Research and Development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the Research and Development tax credit which we were entitled to as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision of income taxes and therefore our earnings per share for the quarter ended June 30, 2005, as certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.

A reconciliation of this revision is as follows:

	As Previously Reported	As Restated	Adjustment
Quarter ended June 30, 2005

Income Statement Effects:

Income (loss) before income taxes	$2,040	$2,040

Tax provision (benefit)	(1,973)	(3,864)	(1,891)

Net income (loss)	$4,013	$5,904	$1,891

Net income (loss) per share
Basic	$0.16	$0.24	$0.08

Diluted	$0.15	$0.21	$0.06

Shares used in computing net income (loss) per share
Basic	24,350	24,350

Diluted	27,499	27,499

Balance Sheet Effects:

Other assets	$4,630	$6,521	$1,891

Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891

Total shareholder’s equity	$103,644	$105,535	$1,891

Total liabilities and shareholders’ equity	$173,214	$175,105	$1,891

Quarter ended September 30, 2005

Balance Sheet Effects:

Other assets	$4,798	$6,689	$1,891

Total assets	$177,693	$179,584	$1,891

Retained earnings	$402	$2,293	$1,891

Total shareholder’s equity	$108,556	$110,447	$1,891

Total liabilities and shareholders’ equity	$177,693	$179,584	$1,891

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

- Income Taxes (restated)

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $214,000 and $675,000 was made for the quarter and six months ended September 30, 2004. A provision (benefit) for federal, state and foreign taxes in the amount of $(110,000) and $(3,974,000) (restated) was made for the quarter and six months ended September 30, 2005. Additionally, at September 30, 2005, we had a tax valuation allowance of $15,237,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit $4,201,000 (restated) and $1,658,000 was recognized for the first and second quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $21,096,000 (restated). The $4,201,000 (restated) amount for the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $7.2 million portion of the reserve is being absorbed proportionately into operating results during the remaining two quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters and six months ended September 30, 2004 and 2005, respectively:

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
				(restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	9.4	21.4	9.9	23.9

Gross profit	90.6	78.6	90.1	76.1
Operating expenses:
Marketing and sales	21.1	23.0	21.5	23.5
Research and development	40.8	34.8	38.6	31.9
General and administrative	8.0	10.6	7.3	12.2
Business integration	0.0	0.1	0.0	0.5

Total operating expenses	69.9	68.5	67.4	68.1

Operating income	20.7	10.1	22.7	8.0
Other income (expense), net	1.0	(0.7)	0.7	(0.5)
Provision (benefit) for income taxes	1.2	(0.3)	2.0	(5.8)

Net income	20.5%	9.7%	21.4%	13.3%

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

PROVISION (BENEFIT) FOR INCOME TAXES (restated). In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $214,000 and $675,000 was made for the quarter and six months ended September 30, 2004. A provision (benefit) for federal, state and foreign taxes in the amount of $(110,000) and $(3,974,000) (restated) was made for the quarter and six months ended September 30, 2005. Additionally, at September 30, 2005, we had a tax valuation allowance of $16.8 million (restated) related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. Accordingly, based on management’s evaluations of recent historical results and expectations for future operations, a tax benefit $4,201,000 (restated) and $1,658,000 was recognized for the first and second quarters of fiscal year 2006, respectively, due to the release of a portion of the tax asset valuation reserve balance at the beginning of the fiscal year of $21,096,000 (restated). The $4,201,000 (restated) tax benefit realized in the first quarter ended June 30, 2005, is the discrete portion of the release related to tax benefits expected to be realized beyond the current fiscal year. An additional $7.2 million (restated) portion of the reserve is being absorbed proportionately into operating results during the remaining two quarters of the current fiscal year, and the final $9.7 million portion of the reserve will become an Additional Paid-In Capital adjustment during the fourth quarter.

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

During the quarter ended September 30, 2005, cash generated by operations included net income of $9,006,000 (restated), including depreciation and amortization of $5,059,000. Cash generated by operations was primarily a result of net income and depreciation and amortization, an increase in accrued liabilities of $3,056,000, an increase in deferred revenue of $1,818,000, a decrease in other assets of $95,000 (restated) and a decrease in inventory of $209,000, offset in part by an increase in accounts receivable of $1,597,000, and a decrease in accounts payable of $2,197,000.

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

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2005. Due to (i) the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and described below, have not been remediated; and (ii) the restatement of certain previously issued financial statements to correct an inadvertent error in our Research and Development credits available to us, as described in Note 1 to our condensed consolidated financial statements, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Sonic Solutions, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 27th day of February, 2006.

SONIC SOLUTIONS

/s/ David C. Habiger	February 27, 2006
David C. Habiger
Chief Executive Officer and President (Principal Executive Officer)

/s/ A. Clay Leighton	February 27, 2006
A. Clay Leighton
Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)