Form 10-K
period 2006-03-31
SONIC SOLUTIONS/CA/
filed 2006-06-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 72870

______________

SONIC SOLUTIONS

(Exact Name of Registrant as Specified in its Charter)

California	93-0925818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Rowland Way, Suite 110,
Novato, California 94945

(Address of Principal Executive Office)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 893-8000

______________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)(2) of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12(b)(2)). Yes ☐  No ☒

The aggregate market value of the voting stock held by non affiliates of the registrant on September 30, 2005, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $508,580,458.(1)

The number of outstanding shares of the registrant’s Common Stock on June 9, 2006 was 25,853,802.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of March 31, 2006 are incorporated herein by reference into Part II, Item 5 and Part III of this annual report.

——————

(1)

Excludes 1,144,494 shares held by directors, officers and ten percent or greater shareholders on September 30, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

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

•

our plans to develop and market new products, including next-generation high definition products;

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

•

the impact of our efforts to comply with evolving laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended;

•

estimated tax credits available to us and tax rates applicable to us;

•

trends regarding and the impact on our business of high definition next-generation formats; and

•

the growth of our web store operations.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in Item 1A below. We do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this document is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

A Note on Dates

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2006, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year. For example, “FY 2006” and “fiscal year 2006” each refer to the fiscal year ending March 31, 2006. Other references to “years” mean calendar years.

PART I

Item 1. Business

Overview

We develop and market computer software related to digital media – that is, data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful current optical disc based digital media formats – the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD”) as well as the emerging High Definition Digital Video Disc (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

•

creating digital audio and video titles in the CD-Audio, DVD, HD DVD and BD formats (and in related formats);

•

recording data files on CD, DVD and BD recordable discs in the CD-ROM, DVD-ROM and BD-ROM formats;

•

editing video programs;

•

playing DVD, HD DVD and BD discs;

•

managing digital media on a computer’s or consumer electronic device’s file system;

•

editing and adjusting digital photographs and other images; and

•

backing up the information contained on hard disks attached to computers and consumer electronic devices.

Most of the products we sell are software-only products, though in our professional business we sometimes include computer-hosted hardware with our software. We also license the software technology underlying our tools to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into three operating units:

•

Professional Products Group – Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as the newly released HD DVD and soon to be released BD next generation high-definition and high-density disc formats. Intended for use by highly skilled professional content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our products include Scenarist® Workgroup, SD-series and CineVision™ video and audio encoders, DVDit®, DVDit Pro, and eDVD®, all of which we sell under the Sonic® brand name. We also sell content development technology, products and services under the InterActual® brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally we license and/or bundle some of our professional authoring products to third-party companies such as Avid Technology, Inc. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on personal computers (“PCs”). Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network

•

Roxio Division – The Roxio Division offers a number of digital media software application products under the Roxio® brand name. Our consumer applications include Backup MyPC®, CinePlayer®, Easy DVD Copy®, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator®, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, as well as volume licensing programs (“VLP”), our webstore and in retail channels. We finalized our acquisition of the Roxio CSD in December 2004. Since the acquisition, we have been transitioning all of our consumer applications software products to the Roxio brand.

•

Advanced Technology Group – The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC application and consumer electronics developers. We market much of this software under the AuthorScript, CinePlayer and

Roxio brand names. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

It is difficult to draw a clear distinction between some of the business conducted by the Roxio Division and some of the business conducted by the Advanced Technology Group. Thus, for purposes of reporting financial results by business segment we group the business of the Roxio Division together with that of the Advanced Technology Group under the category of “consumer software.” See Note 9 to Consolidated Financial Statements included in this Annual Report for a summary of our financial data by business segment.

We were incorporated in California in 1986 and completed our initial public offering in 1994. Our principal executive headquarters are located at 101 Rowland Way, Suite 110, Novato, California 94945. Our telephone number is (415) 893-8000. Our fax number is (415) 893-8008. We maintain a web site at www.sonic.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge through our web site as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (“SEC”).

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

•

Theater Quality Audio – Audio for DVD-Video can be presented in compressed digital stereo and “surround” formats (in up to eight user-selectable audio streams to support different language dialog tracks, or to allow stereo and surround versions of the same audio program). DVD titles, when presented in surround format, give consumers the same kind of audio experience as a feature film in surround-equipped theaters.

•

Interactivity – Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, based on published industry statistics DVD-Video has proven to be the most rapidly adopted consumer electronics format of all time. By the end of 2005, over 800 million DVD players had been shipped worldwide, including “set-top” players, video game console based players, and personal computer based software players. In the United States more than 80% of TV homes had DVD players by the end of 2005, and more than 60% of Western European homes had DVD players. During 2005 more than 1.6 billion DVD-Video discs were replicated worldwide.

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

There are some other optical disc audio and video formats that are supported by some of our products including Video CD, DVD-Audio, and CD-Audio. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution Moving Pictures Expert Group-1 (“MPEG-1”) video. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. CD-Audio was the first widely adopted digital audio format, introduced in 1982, that made 5.25 inch optical discs the standard for distributing recorded music. CD-ROM is a data format that was introduced in 1985, and that began to create a personal computer data application for CD technology.

CD and DVD discs are available in both read-only, pre-manufactured versions, as well as in recordable versions. Recordable discs figure prominently in our consumer business because they create demand among a large portion of the PC industry for disc creation software. There are a number of variations in recordable discs: CD-R, DVD-R, and DVD+R refer to recordable discs that can be written only once; and CD-RW, DVD-RW, DVD+RW, and DVD-RAM refer to recordable discs that can be erased after writing to be written on again with different data. The “-” and “+” symbols refer to somewhat different physical recording strategies for DVD recording promoted by different consortia of companies that developed the underlying recording technology. The global demand for recordable DVDs in 2006 is expected to be over 5 billion discs.

In the past few years there have been a number of proposals for a new high definition video optical disc format to extend and, ultimately, replace the DVD-Video format.  At this time, two of these proposed formats seem likely to achieve successful introduction: (1) HD-DVD, a proposal developed by the DVD Forum, the Toshiba Corporation-led trade association that developed and controls the DVD specification; and (2) BD, a proposal originally developed by a consortium of companies led by Sony Corporation and now managed by the Blu-ray Disc Association (the “BDA”). Sonic is a member of both the DVD Forum and the BDA.

While there are some significant differences between the two proposals, both incorporate a blue reading laser, in contrast to the red laser used by DVD and CD players.  Shorter wavelength blue light permits smaller “pits” to be recorded on and read from the disc, thereby increasing information capacity; roughly speaking, data density is quadrupled with use of a blue laser rather than a red laser. Both formats also employ other newly developed techniques, including improved error correction and improved multi-layer technology, to further increase data capacity well beyond the current DVD format.

There have been some industry efforts to combine the two formats in a single high definition standard; however, we believe such a development is unlikely in the near future, and that both HD-DVD and BD formats are likely to launch during calendar year 2006.  In fact, in March 2006, Sony announced its intention to release consumer BD video players in the summer of 2006.  In April 2006, Toshiba announced shipment of HD DVD format players to U.S. retailers together with a small number of in-house developed titles.

Professional Products – Professional Products Group

We currently offer a number of professional product lines including Scenarist Workgroup, DVDit, DVDit Pro, eDVD, and CineVision.

Professional Customers

Our professional customers are mainly facilities that process and prepare audio, video and film programming and that provide authoring services for DVD, HD DVD and BD as part of their offering. Most of the titles authored by our professional customers involve entertainment, educational and/or business content.

Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers, while some are in-house facilities that are owned by particular content holders or publishers. Our professional customers range in size from relatively small organizations with few employees to larger facilities with thousands of employees. Our customers include facilities that are independent, privately owned companies, as well as facilities which are part of much larger public, private, or non-profit organizations.

Professional DVD Production

Our tools enable professional customers to prepare DVD, HD DVD and BD (the “Formats”) titles. The tools we sell support some or all of the following processes:

•

Video Encoding – The Formats specify MPEG-1, MPEG-2, H.264 (AVC), and VC-1 compressed digital video as the video formats to be used on authored titles for packaged media and independent releases.

Some of our professional tools include or support hardware integrated with our encoding system designed to support expert user control of the encoding process, and to facilitate the operation of the encoding system with standard professional video tape recorders and other typical peripheral devices.

•

Audio Encoding – Our tools include the ability to encode audio in the methods supported by the Formats, including compressed formats such as MPEG-2, DTS, and Dolby Digital as well as uncompressed PCM audio. Some of our professional tools include or support hardware integrated with the encoding process and permit encoding of advanced audio formats such as “surround” audio.

•

Format Authoring – Our tools enable the customer to combine and organize individual compressed video, audio, graphics, still picture and subpicture elements along with advanced navigation programming specifying interactivity (i.e., the response an authored disc will provide based on user manipulation of a player front panel or remote control buttons).

•

Emulation – Our professional users require the ability to preview the results of their work before the time consuming step of producing a final output disc image. This is provided by a system that emulates the behavior of the finished disc in a player using the original or encoded video, audio, picture and text elements stored on a computer’s hard disk.

•

Formatting and Writing – Our tools take the output of an authoring session and then combine the navigation instructions together with the audio, video, text, graphic, and advanced interactivity programming elements in the particular sequence required by the specification for each Format. This process, sometimes referred to as “multiplexing,” produces a finished disc image that can then be recorded to a recordable disc format such as DVD-R/RE or BD-R/RE, or to a particular tape format or file-set that can be read by the mastering systems at the replication plant that actually “cut” the disc glass-master using high-powered lasers.

Professional Product Lines

Scenarist Workgroup

Originally introduced in 1996 to support DVD-Video authoring, Scenarist Workgroup is our high-end suite of applications for authoring DVD-Video, BD, and HD DVD titles. Scenarist is targeted at professional content producers who create packaged media content for major motion picture companies to release to mass-market consumers, and for business or independent content holders who create educational or special interest titles. Scenarist gives authoring professionals an expert level of control over the interactivity and feature sets of the titles they produce. Along with highly-advanced programming, it offers extensive “templating” capabilities that can be used by authoring production facilities to automate much of the work involved in producing multiple versions of the same title. For example, Scenarist can be used to release a movie on DVD-Video that will be released in different parts of the world with different language audio and subtitle tracks. It also can be used in producing various DVD-Video titles that share a common “look and feel,” for example, a set of genre movie titles being released as part of a series.

CineVision and SD-Series Encoding

CineVision and SD-Series encoders are our high-end solutions for encoding cinematic-quality audio and video assets in standard and high definition resolutions, in the methods specified for DVD-Video, BD, and HD DVD, for use with professional authoring systems such as Scenarist®. The SD-Series encoder is a hardware-based encoding system designed to provide professional compressionists expert level control of encoded streams for inclusion in DVD-Video releases. CineVision is a comprehensive encoding solution designed for professional compressionists to create streams utilizing the three Codecs supported by HD DVD and BD formats. Both the SD-Series encoder and CineVision provide workflow optimization and stream legalization and QC tools to streamline the process of creating “Hollywood” quality image results. We sell CineVision and SD-Series separately and in workstation bundles with Scenarist to end-users.

DVDit and DVDit Pro

Originally introduced in 2000, our DVDit and DVDit Pro authoring solutions are specially designed for desktop video professionals who are not experts in the DVD-Video specification but who wish to produce high quality professional-looking DVD titles via an easy-to-use system that provides a streamlined and efficient workflow. These products are primarily used to produce special interest, private, business-to-business, and independent titles by corporations, production companies, independent film studios, and individuals. DVDit and DVDit Pro feature convenient capabilities such as the ability to combine video, graphical, and textual elements to create DVD menu assets that have a quality similar to menus that would normally be developed outside the authoring environment in separate graphic editing or video compositing applications. In addition to selling DVDit and DVDit Pro to end-users, we have marketed them through OEM agreements and as co-branded product with other companies who include or “bundle” them with their products.

eDVD

eDVD is an application used by professional authoring facilities and studios as well as desk-top video professionals and individuals to enhance the interactivity of a finished DVD title when played back in a PC. Using InterActual technology, it allows links to the Internet and ROM content such as files, executables, high-definition graphics directories, games, presentations and other “bonus” content to be placed on a finished DVD; the links are then accessible when the DVD is played back in a PC. eDVD is designed to be used after the principal authoring session has completed. From the finished DVD master, eDVD allows the author to place the links to the Internet or on-disc files on menu buttons and chapter points in the video stream that are then executed upon user intervention or playback of the title in a PC using an InterActual-enabled player application such as Sonic’s CinePlayer. For example, a DVD menu button could be linked to an eCommerce website to facilitate transactions between the consumer and a business owner. eDVD is sold through our worldwide dealer channel, through OEM bundle agreements, and online via our eCommerce website.

InterActual Services and Technology

InterActual is our brand for technology and services to Hollywood studios that increase the interactivity of DVD-Video titles by making use of the computing power of the PC. An InterActual-enhanced title has software embodying enhanced features placed into the “ROM zone” (the “extra information” zone) of an otherwise standard DVD-Video disc. When played back in a PC equipped with an InterActual-enabled DVD player, the InterActual-enhanced content offers the user an enhanced viewing experience, as well as, in some cases, connection to designated web sites and downloadable content that can be viewed in place of content previously authored and stored on the physical DVD. For example, an InterActual-enhanced DVD can connect to the Internet and provide users access to a special “Directors Commentary” track for that was not included in the release of the DVD disc.

The InterActual player installer application is included with an InterActual-enabled disc or available as a free download from the interactual.com website. Also, the InterActual player is available in software development kit (“SDK”) form under license agreement that enables third-party developers to incorporate native playback of InterActual-enabled content within their products. As of May, 2006, there have been over 70 million installations of the InterActual player or its technology via third-party applications. Additionally, the InterActual player incorporates technology that allows the anonymous measurement of the number of uses it receives by end-users, which averages around 10 million on a monthly basis.

We develop InterActual technology and the InterActual player. We also market content design consulting, integration and compatibility testing services to film and video studios to develop the extra features associated with an InterActual-enabled disc. We receive revenues from content publishers for these services as well as for licenses to use InterActual technology.

Professional DVD Market and Strategy

Market Segments for Professional DVD Production Systems

We divide the professional DVD production market into three segments:

•

“Hollywood” Segment – This segment includes facilities that prepare film and video material for mass publication on DVD-Video, HD DVD and BD formatted discs. It includes film and television studios, production companies, and other content owners, as well as independent video post production facilities and disc replicators that serve these content publishers.

•

“Corporate” Segment – Customers in this segment prepare DVD content for a variety of sales, training, and other communications purposes. The segment includes “in-house” video and production departments of corporate, industrial, non-profit or educational organizations, as well as independent video post production facilities that specialize in serving corporate publishers.

•

“Multimedia” Segment – This segment includes developers of multimedia entertainment and educational titles intended for a mass audience. Customers in this segment tend to use DVD, HD DVD and BD in conjunction with specialized computer software and accordingly their needs are more varied than those in the other segments.

Competition

A number of companies produce or have produced products that compete with all or part of our professional product offerings. These companies include:

Adobe	Sony
Apple Computer	Toshiba
Dolby Laboratories	Ulead*
Massive Inc.	ZooTech, Ltd.
Panasonic

——————

*

InterVideo, Inc. holds a controlling interest in Ulead.

A number of these companies have financial or organizational resources significantly greater than ours and/or greater familiarity than we do with certain technologies involved in DVD, HD DVD or BD production.

Strategy

Our Professional Market strategy will continue to be based on the following elements:

•

Focus on the Needs of Professional Customers – Our authoring product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality content, in complete compliance with worldwide standards, with a high level of efficiency.

•

High Performance Tools – Our authoring and encoding tools offer professional users the highest levels of performance, both in terms of power and sophistication of processing, and in terms of maximizing production efficiency.

•

Flexible Configurations – Because we market to a wide range of professional customers, we have engineered our professional products to incorporate modular audio, video and authoring subsystems to make it easy for facilities to re-arrange title creation workflow quickly, and to comply easily with changing demands of their customers.

•

Range of Product Offerings – Professional customers typically need to author titles for a number of potential uses, including applications in corporate and industrial settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. We have a broad range of professional products to meet the demands of varying professional applications and to fit the constraints of differing professional budgets.

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of professional audio/video dealers. As of March 31, 2006, we employed seven people in our field sales organization for professional products. Overall sales personnel are based in our headquarters offices in Novato and Santa Clara, California as well as in our offices in Burbank, California, London and Tokyo. We have other sales personnel based out of various home office locations. Our field sales force includes sales managers and sales engineers. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

The vast majority of our professional product sales involve one of our dealers. We have dealers for our professional products in most areas of the world. As of March 31, 2006, we had 27 dealers in the Americas, 40 in Europe, Africa and the Middle East and 17 dealers in Asia. We generally do not grant contractual exclusivity to our dealers, though as a matter of practice, depending on the dealer’s territory and capabilities, we may maintain only one dealer in a particular region.

Customer Support

We offer our professional customers the SonicCare maintenance program. Customers purchase annual SonicCare service contracts from us that may (depending on customer choice of options) provide for:

•

ongoing software upgrades;

•

telephone support;

•

“swap” replacement hardware in case of hardware failure; and

•

preferential access to new products and new versions of software.

Customers typically add a one-year SonicCare option to their initial system purchase and a significant number of customers renew SonicCare after their first year.

Outlook

While we expect our professional products and services to continue to represent a significant source of our revenues in the future, we have recently experienced revenue declines in this segment and, absent consumer adoption of the new formats (see below), we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically. Therefore, we do not expect that DVD production facilities will increase the rate of their capacity expansion; instead they may decrease the rate of their expansion, resulting in a lower level of sales for us.

High Definition Next Generation Formats

Our professional customers have exhibited significant interest in the new high definition disc formats (HD-DVD and BD). In June 2005, we founded the High Definition Authoring Alliance (“HDAA”), a group comprised of high-end authoring facilities, ROM producers, and replication companies who service the major motion picture companies, to work with us to study the workflow requirements of the new high definition packaged formats. Additionally, we formed an Advisory Group to the HDAA (“HDAA-AG”) comprised of player manufacturers, technology vendors, and major motion picture companies who are working closely with us to facilitate testing of HD player prototypes with HDAA member titles to check for compatibility issues prior to release to consumers. At the National Association of Broadcasters (“NAB”) convention in April 2006, we launched our Scenarist Workgroup, a suite of professional-use applications to create titles in both formats. We also are developing technology components needed to support the new formats in our consumer application products and in our technology licensing programs.

The commercial launch of these new high definition formats may have the effect of increasing the revenue level of our professional business. Of course, there can be no assurance that either of these formats will achieve widespread adoption. Further, the fact that two competing formats that provide essentially the same consumer viewing experience are competing for the same market may cause consumers to adopt a “wait-and-see” approach to HD until a format “winner” can be declared.

Consumer Application Products – The Roxio Division

Our consumer applications empower customers to perform a wide range of activities related to digital media. We offer our consumer products under a variety of brand names, including Backup MyPC, CinePlayer, Easy DVD Copy, Jam, MyDVD, PhotoSuite, Popcorn, RecordNow!, Roxio Easy Media Creator, Sonic DigitalMedia Studio, Sonic PrimeTime®, Toast, VideoWave,  CineVision and others. The following table identifies our current major consumer application products. Most of these products are sold in a number of different versions and languages. Not all of our products are sold through all of our channels.

Application Name	Year Introduced	Key Functions	Customer Focus

MyDVD	2000	• DVD Video creation & burning • DVD Slideshow creation • Video/Audio Format Conversion	• Consumer
Backup My PC	2001	• Data backup to tape/disc	• Individual Computer Users
RecordNow!	2001	• CD-ROM burning • CD-Audio burning	• Consumer
CinePlayer™	2001	• DVD-Video Playback	• Consumer
Roxio Easy Media Creator	2004 1997*

•

DVD-Video authoring & burning

•

CD-Audio burning

•

CD-ROM burning

•

Video Editing

•

Photo Editing

•

DVD-Video Playback

•

Data Backup

•

CD and DVD Copying**

•

Audio capture, editing, management and storage

•

DVD Playback

•

Disc Labeling

•

Organizing and management of digital media files

			• Sophisticated Consumer
WinOnCD	1992

•

DVD-Video authoring & burning

•

CD-Audio burning

•

CD and DVD-ROM burning

•

Video editing

•

Photo editing

•

DVD-Video playback

•

Data Backup

•

CD and DVD copying**

•

Audio capture, editing, management and storage

•

DVD Playback

•

Disc Labeling

•

Organizing and management of digital media files

			• Sophisticated Consumer in German market
Sonic DigitalMedia Studio	2005	• DVD-Video authoring & burning • CD-Audio burning • CD-ROM burning • DVD-Video Playback • Data Backup	• Sophisticated Consumer
PhotoSuite	1996	• Photo Editing	• Consumer
VideoWave	1997	• Video Editing	• Consumer
Easy DVD Copy	2004	• CD and DVD Copying** • Movie compilation of discs and portable devices • DVD-Video playback • Disc labeling	• Consumer
Sonic PrimeTime	2003	• DVD-Video authoring	• Windows Media Center Edition PC users
MyTV ToGo	2006	• Convert TiVo Series 2 and Windows Media Center TV recording video files into portable device formats like the Apple iPod and Sony PSP	• Consumer

Application Name	Year Introduced	Key Functions	Customer Focus

Toast	1994	• DVD-ROM burning • CD-Audio burning • CD-ROM burning • Data backup	• Consumer, Macintosh users
Popcorn	2004	• DVD-Video copying**	• Consumer Macintosh users
Jam	1997	• Video file conversion • Audio CD mastering	• Audio professionals and sophisticated consumers, Macintosh users

Some of the products listed in this table became part of our business via acquisition. For every product listed, “year introduced” refers to what we believe was the year in which first commercial shipment of the product occurred, regardless of whether Sonic or another company was then offering the product.

*A predecessor product – Easy CD Creator – was introduced in 1997. Easy CD Creator functionality is now included within Roxio Easy Media Creator.

**Easy DVD Copy and Popcorn will not copy published DVD-Video discs protected with the encryption mechanism specified in the DVD standard. Sonic’s policy is to honor all standard copy protection mechanisms employed by content publishers. We encourage users of our software to respect copyrights and admonish them not to engage in illegal copying of copyrighted works.

Consumer Applications Strategy

Our consumer applications are positioned to benefit from a number of trends in the PC and consumer electronics industries:

•

Rapid Growth in DVD Playback Units – Based on published industry statistics, by the end of 2005, over 800 million DVD-Video playback units (including set-top players, game console based players and PCs equipped with DVD readers) had been shipped worldwide.

•

Proliferation of MPEG Video Encoding on PCs – We believe relatively high quality real time MPEG encoding systems (some in hardware, some in software) are becoming widely available at very reasonable prices due to certain introductions by chip and software makers, and a dramatic increase in the speed of standard PCs.

•

Ubiquitous Digital Video – Relatively high quality digital video camera/recorders were introduced in the past five years aimed at consumers as well as professionals. Prices for consumer digital cameras began declining below $1,000 during 2000 and are now widely available for less than $199; entry level consumer digital camcorders are now available for less than $399.

•

Availability of Lower Cost DVD Recording; Mass Adoption of CD- and DVD-Recorders – Since 2001 prices for PCs configured with DVD recorders have declined dramatically, accompanied by an equally dramatic increase in the number of PCs configured with DVD recorders shipped. We estimate that the average price in North America for a PC configured with DVD recorder was approximately $99 in calendar year 2005, down from a price of approximately $700 as recently as 2001. We estimate that approximately 105 million PC configured DVD recorders were shipped worldwide in 2005, an increase from approximately 600,000 of such recorders shipped in 2001. In the same time-frame, CD-recorders have become an almost standard item on desktop and many notebook PCs. We estimate that more than 135 million PCs configured with CD recorders were shipped in 2005. (Note that virtually all PCs configured with DVD recorders are also capable of recording CDs.)  Most PC OEMs are converting from read-only devices to recorders as the costs of recorders are coming closer to intersecting those of ready-only devices.  Currently, the estimated rate for PCs configured with DVD recorders is approximately 70% of total PCs and the estimated rate for PCs configured for CD-recorders is approximately 90% of total PCs .

Sales and Distribution for Consumer Application Products

As of March 31, 2006, we had 114 sales and marketing professionals responsible for our consumer application products, located at our headquarters in Novato and Santa Clara as well as in field and home offices in various locations around the world. These professionals assist us in planning the development “road map” for our products, develop marketing materials to position the products, and negotiate and conclude agreements with the various channel partners we utilize to reach end-users with our products.

We distribute our consumer application products through three main channels: “bundling” arrangements with OEMs; web store sales; and retail stores (both “bricks and mortar” and web based).

OEM Bundling

A primary channel for our consumer applications software is including or “bundling” our products with compatible products sold by OEMs.

We believe that most consumers will first become exposed to digital media software when they purchase a PC, a PC-compatible device such as a CD recorder, video input plug-in card or a DVD recorder, or a consumer electronics device, such as a mobile phone, and begin to use the software that comes bundled with the PC or device. Some of these new users will later add to their software capabilities via upgrades or add-ons, in many cases through web transactions or purchases at retail locations.

Our OEM customers (we often refer to them as “Bundle Partners”) are motivated to include our software as a value-added offering for their customers and they often pay us a royalty on each copy of our software shipped with their products (in most cases, we provide a single master copy of our software, which the Bundle Partner replicates as needed; occasionally we supply copies of our software separately imprinted on physical media). Typically the royalty paid is only a small fraction of the price for our software at retail. We are motivated to enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded or enhanced versions of our products.

We have bundling arrangements with a variety of Bundle Partners. The products with which our software is bundled include professional video editing systems, professional video capture and display cards, consumer video capture and interface cards, DVD recorders, CD recorders, PC models that include DVD recorders, PC models that include CD recorders, PC models positioned as “multimedia” PCs, mobile phones and other devices.

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

We maintain an engineering and delivery staff that understands the requirements of our Bundle Partners. OEM customers tend to be very sensitive to product quality and stability, and usually are focused on providing their end-user customers with a simple, elegant, and trouble free experience. They often demand significant customization of our products to meet their particular requirements in terms of hardware and system configurations supported. Finally, Bundle Partners, particularly those with high volume business, require strict adherence to the release schedules of their product lines.

The following is a representative list of companies with which we have current bundling arrangements and/or with whom we bundled our software during the 2006 fiscal year:

Adaptec	Lenovo	Philips
ATI	Matrox	Pioneer
BTC	Melco	Plextor
Buffalo	Microgistix	Primera
Canopus	Microsolutions	Sharp
Dell	NEC	Sony
Fujitsu	NEC CI Packard Bell	Teac
Hewlett-Packard	Nextel (Sprint)	Toshiba
IBM	NVidia
Iomega	Panasonic

– Non-traditional Bundling Programs

Over the past three years we have begun to establish non-traditional bundling programs with some of our OEM customers and have promoted the concept of such arrangements to virtually all of our OEM customers. In such an arrangement, we reduce or eliminate the royalty due to us when a copy of our product is shipped by the Bundle Partner. In return the Bundle Partner actively promotes the purchase of an enhanced version of the bundled product, either at “point of sale,” that is the time and place at which end-user customers purchase a PC or other device, or after point of sale, and the resulting revenues are split between us and the Bundle Partner. The largest such program we have initiated to date is with one of our major Bundle Partners, Dell, in which we have developed a number of versions of our products specifically for Dell’s customers, including a base version and a number of enhanced versions. The enhanced versions are marketed by Dell and by us to obtain favorable end-user upgrade decisions at the point of sale, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by Dell to its customers with a reduced royalty to us but the revenue from upgrade sales is split between us and Dell. We have contributed and will continue to contribute significant resources to this effort including (1) extra development resources to develop the various product versions required by the program, (2) enhanced customer support activities, and (3) enhanced marketing obligations, among others.

We believe that upgrade rates and resulting revenues will outweigh the reduction in royalty revenues deriving from shipments of the base versions of our products and for our increased resource commitment, thereby increasing our overall revenues and contribution derived from these non-traditional bundling programs. However, the new business model is not fully tested at this time, and actual results may be disappointing. In that case, our revenues and our results of operations could be negatively affected.

We believe that non-traditional bundling arrangements are attractive, because they focus both ourselves and our Bundle Partners on revenue enhancement, rather than cost reduction. We hope to pursue a number of such programs in the future with Dell and with other OEMs.

– Volume Licensing

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

Web Store

For the past three years, we have been establishing a web-based retail availability for our consumer application products (as well as for certain professional products). This channel is intended to meet retail demand for our consumer application products as well as to service upgrade orders for our products, in particular, upgrade orders from customers derived via our OEM bundling operations.

We currently make our products available through web-based retail sites in North America, Europe, and Japan. These retail sites are operated by third party resellers including Digital River, and Sanshin Denki, among others. Under these buy/sell arrangements, our reseller partners typically utilize co-branded sites, provide all the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment).

When we acquired the Roxio CSD in December 2004, we augmented our operations with the Roxio web store which included a substantial in-house developed infrastructure and had a history of significant revenue production. Since then, we have managed the former Roxio web store and former Sonic web store under a single management structure.

We believe that our web-based retail channel has substantial growth potential over the next few years and that this channel will represent an increasing percentage of our overall consumer application software revenues. For fiscal year 2005, sales through this channel constituted approximately 14% of total revenues. For fiscal year 2006, web store sales constituted approximately 19% of revenues.

Given the opportunity we perceive in the area of web sales, we are currently devoting a significant amount of our resources to building enhanced web marketing capabilities.

Retail Channel

We distribute our consumer application products through a large number of retail partners – representing both traditional physical retail stores as well as catalog and internet stores. We estimate that more than 15,000 physical store locations (worldwide) sell at least one of our products. The following are representative of our major retail channel partners worldwide:

Amadeus	Fred Meyer	Office Centre
Amazon.com	Fry’s Electronics	Office Depot
Apple	Future Shop	Office Max
Best Buy	Hartlauer	PC Connection
BIC	Hastings	PCMall
Birg	Harvey Norman	Portable Shop
BJs Wholesale	Insight	Radio Shack
Business Depot	Interdiscount	Ratio
Buy.com	J&R Electronics	Sam’s Club
CDW	Libro	Saturn
Circuit City	Manor	Sibas/Computer City (Nordics)
CompUSA	Media Markt	Softchoice
Conrad	Meijer	Softwaredschungel
Cosmos	Metro C & C	Staples
Costco Wholesale	Micro Center	Target
Dick Smith	Micro Warehouse	Vobis
Dixon’s Group	Morawa	Wal-Mart
eCost	New Egg	Yamaka Denki
ExLibris	Niedermeyer	Yodobashi Camera

We promote our products in the retail channel through a variety of techniques including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.

We often distribute our retail products through distribution partners. These distributors handle inventory, shipment to particular retail locations, and returns and stock rotation as required by our retail partners. In North America, our major distribution partners are Activision, Navarre and Ingram. In Europe, we have multiple distribution partners, including GEM, Ingram, Koch, and CUF, which handle the majority of our European distribution volume. In Japan, our distribution partners are Sanshin, Softbank, and Marubeni.

Competition for Consumer Application Products

The market for our consumer application products is very competitive. Digital media is thought to be a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Companies producing products competing with ours include: Adobe, Apple Computer, ArcSoft, BHA, CyberLink, InterVideo Inc., MedioStream, Nero, NTI, Pinnacle (acquired by Avid Technology), and Ulead (InterVideo. has acquired a controlling interest in Ulead). Some of these competitors have significant technical and financial resources exceeding our own.

Technology Products – The Advanced Technology Group (ATG)

In the past six years we have marketed our technology to permit other companies to build software products of their own. We market many of our technology products under the AuthorScript, CinePlayer and Roxio brand names.

AuthorScript makes available to software and hardware product developers our “under-the-hood” engines for producing DVD-Video discs (and related formats such as Video CD) and CD-Audio discs, as well as general data recording on CD and DVD media. For PC applications we include in AuthorScript the same processing software that underlies the authoring subsystems we provide in DVD Creator, DVDit, MyDVD, and RecordNow!. We package this software with an Application Programmer’s Interface – that is, a top level mechanism permitting other companies’ software engineers easily to access our processing technology and integrate it with their own software applications.

In addition to disc production technology we provide playback components for DVD-Video, CD-Audio, and similar formats. We formerly included playback technology under the AuthorScript brand, but we now generally market it under the CinePlayer brand. Additional components provided under the AuthorScript brand include video and audio encoding and decoding of various formats such as MPEG, H.264, MP3, DivX, and Dolby Digital (AC-3).

We believe that ATG products are both a source of revenue and a point of strategic leverage for our company. Once a software product is developed using our core technology, it is quite difficult and possibly destabilizing to switch to another platform. We have packaged AuthorScript® and CinePlayer® in a way that is attractive to software developers, and we license the packages on terms that we believe are very reasonable. Given the complexity of the formats, it is usually more cost effective for a company to license our software than to develop it internally. We anticipate that the base of licensees will continue to grow as digital media creation technology spreads.

Customers and Licenses

We have licensed our software development kits to a number of companies including Adobe, AOL, Avid Technology, Yahoo!, Microsoft, Broadcom, Google, Hewlett-Packard, Kodak, Microsoft, Scientific-Atlanta, and Sony. Because the needs and situations of our licensees vary greatly, there is no typical license. Some of the licenses we have concluded resemble a software bundling arrangement in which we receive a royalty on every unit shipped of our software. Some of the licenses are broad development relationships through which the license partner receives source-level access and rights to participate with us in our ongoing development program.

Consumer Electronics Markets for AuthorScript

We believe that our technology is applicable to application areas outside the PC software space, specifically, to the consumer electronics industry. Consumer electronics devices have become more powerful in terms of digital processing power, and an increasing portion of the behavior exhibited by consumer electronics appliances depends on software programming rather than on “hardwired” logic. In other words, we believe that the consumer electronics industry will begin to resemble the present-day PC industry, with software companies playing a distinct and vital role in the development and delivery of value to customers. Moreover, we believe that the successful software companies will be those that can provide a highly compatible software experience bridging between digital media on consumer electronics devices and on PCs.

We are actively marketing our technology to consumer electronics device manufacturers, including companies that make the integrated circuits used by equipment manufacturers. Over the past few years we have announced licensing arrangements for our technology with Broadcom, Hitachi, Scientific-Atlanta, Texas Instruments, Sony, and other consumer electronics companies. We believe that the consumer electronics industry will be an area of long term growth for our company and intend to continue to invest in this part of our business.

Patent Program

With the acquisition of InterActual in early calendar year 2004, we initiated a formal patent management and commercialization program. From an operating point of view this program is conducted as part of our Advanced Technology Group with important assistance from certain members of our corporate strategy and legal groups.

Under our patent program we actively acquire patents in three different ways: (1) we identify patentable ideas that arise in the course of our internal development operations (we have established incentive programs to encourage our engineers to bring such ideas to our attention and to reward engineers for assisting in the sometimes arduous process of patent prosecution); (2) we assess and acquire patents as part of business acquisitions (for example, significant numbers of patents came to us as part of the InterActual and Roxio CSD acquisitions), and (3) we assess and may acquire patents and patent portfolios from other companies.

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

Our patent program is structured to generate revenues by: (1) granting limited licenses to our patents directly to other companies or consortia; (2) licensing the use of our patents in connection with licenses of our applications software or software technology; (3) including our patents as “essential” patents in patent pools associated with industry standard digital media formats, and then participating in the resulting royalty streams; and (4) selling or licensing our patents (usually with the reservation of use rights in our in-house products) to other companies or consortia (for example, during fiscal year 2006, we sold some of the patents acquired in the Roxio CSD acquisition). Under appropriate circumstances and in order to protect our intellectual property, we may litigate or bring other legal proceedings against third parties that infringe our patents.

We believe that our patent program can be both a source of strategic benefit as well as a source of additional revenues. We intend to pursue our patent program with considerable vigor.

Acquisitions

Consumer Software Division of Roxio, Inc.

On December 17, 2004, we entered into an Amended and Restated Asset Purchase Agreement (the “Amended Purchase Agreement”) with Roxio, Inc. for the Roxio Consumer Software Division (“Roxio CSD”) acquisition. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement that Sonic and Roxio entered into on August 9, 2004. On December 21, 2004, we completed our purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic initially paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”) valued at $8,630,000, plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock is valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, a final payment was made to Napster Inc. (the seller’s new name) in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. The accounting for this acquisition was recorded pursuant to the purchase accounting method. Many of the former Roxio employees, 212, joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Subsequent to completion of the Roxio CSD acquisition, the seller, Roxio, Inc. changed its name to Napster, Inc. Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

InterActual Technologies, Inc.

On January 31, 2004, we entered into a definitive agreement to acquire all the stock of InterActual Technologies, Inc. (“InterActual”) for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual player, and all engineering and service operations. Upon closing of the acquisition, 19 former InterActual employees, who handle production of bonus content for various studio and publishing companies, joined our Professional Products Group. Three former InterActual employees joined our Advanced Technology Group and one former InterActual employee joined our corporate organization.

COMPANY OPERATIONS

Organizational Changes during Fiscal Year 2006

On April 28, 2005, we announced the promotion of David C. Habiger from Senior Vice President and General Manager of the Company’s Roxio Division to the newly-created position of President and Chief Operating Officer (“COO”). In connection with Mr. Habiger’s promotion to President and COO, Robert J. Doris, who had been our President and Chief Executive Officer (“CEO”), became Chairman of the Board and CEO.

On September 26, 2005, we announced the promotions of Mr. Habiger from President and COO to President and CEO, A. Clay Leighton from Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer (“CFO”) to Executive Vice President and CFO, and Mark Ely from Senior Vice President of Strategy to Executive Vice President of Strategy. In connection with promotions identified above, Mr. Doris, co-founder, who had been our Chairman and CEO became the non-executive Chairman of the Board of Directors. Also on September 26, 2005, Ms. Sauer, co-founder, who had been Senior Vice President of Business Development, resigned as an officer but remained as a non-executive member of the Board of Directors.

Business Units

Since the middle of the fiscal year 2002, we have organized Sonic using a matrix form of organization. In such an organization, many managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories – professional products, Roxio division (formerly referred to as “desktop products”) and technology products. The following table shows an allocation of Sonic’s employees by major functional area and by business unit as of March 31, 2006. Employees whose responsibilities span multiple business units (e.g., corporate, accounting, strategic planning, and general services staff) are included in the “Corporate” classification.

	Professional Products	Roxio Division	Technology Products	Corporate	Total

Marketing & Sales	27	114	7	10	158
Engineering & Development	54	257	83	0	394
General & Administrative	0	0	0	85	85
Total	81	371	90	95	637

Marketing and Sales

Marketing and sales functions are handled by professional staff (158 in number as of March 31, 2006) who are dedicated to each of our business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end-users or dealers, in the case of professional products, to bundle partners and channel participants in the case of consumer products, and to licensee developers in the case of technology products.

Sonic marketing and sales staff are located at our headquarters in Novato and Santa Clara, California and at our field offices in Burbank and San Luis Obispo, California; London and Milton Keynes, UK; Tokyo, Japan; Shanghai, China; and Taipei, Taiwan and in home offices in a number of locations around the world.

Engineering and Development

Our research and development staff, as of March 31, 2006, includes a total of 394 hardware and software engineers and technicians and technical specialists. We typically hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.

Our research and development staff is located principally at our headquarters in Novato and Santa Clara, California, and in our offices in Richmond Hill, Ontario, Canada; San Luis Obispo, California; Wayne, Pennsylvania; Wurselen, Germany; and in Shanghai, China. Some of our engineers work remotely from their homes.

We will need to continue to invest in research and development to keep pace with new trends in our industry. We anticipate that research and development expenditures in future periods, as a percentage of revenue, will be relatively consistent with fiscal year 2006 levels, excluding the impact of any future acquisitions.

General and Administrative

General and administrative functions are handled by a staff of 85 people, most of whom are located at our corporate headquarters in Novato and Santa Clara, California. Corporate management, accounting and financial management, information services, and other services including manufacturing and shipping are all included in the general and administrative group. We anticipate that general and administrative expenditures in future periods will increase as a result of our increased headcount, the expansion of our business and the overall increase in expenses related to being a public company.

Employees

To a very great degree our success in the future will depend on our ability to recruit, retain and motivate engineering, technical, sales, marketing and operations professionals. Recently, the U.S. labor market has been quite tight, and demand for technology professionals has been very strong. Moreover, our business is in what is perceived to be a “hot” area of the “high tech” industry. We have found that recruiting high caliber individuals is difficult and have had to expend considerable effort to do so.

No labor unions represent any of our employees. We have never experienced a work stoppage, slowdown or strike. We believe that our employee relations are good.

Revenue Concentration

During fiscal year 2006, approximately 20% of our revenue was derived from revenue recognized on licensing agreements from Dell and approximately 10% and 12% of our revenue was derived from revenue recognized on distribution agreements with Ingram and Navarre, respectively. During fiscal year 2005, approximately 33% of our revenue was derived from revenue recognized on licensing agreements from Dell. During fiscal year 2004, approximately 46% of our revenue was derived from revenue recognized on development and licensing agreements from three customers, Dell, Hewlett-Packard and Sony (22%, 13% and 11%, respectively). Revenue recognized from Ingram and Navarre was pursuant to distributor agreements in connection with the business lines acquired with the Roxio CSD acquisition.

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

In the case of consumer products sold on our web site, there is no significant time interval between receipt of an order and its fulfillment via web download or via physical shipment. Thus, in this case, we have no significant backlog. OEM bundle sales through Bundle Partners depend on the Bundle Partners’ sales activities which are, for the most part, not under our influence or control. Generally, we recognize revenue from bundling arrangements based on the receipt of royalty reports from our Bundle Partners. While we receive some royalty reports relating to a quarter’s activities within a short time after the end of a quarter, some Bundle Partners are slow in their reporting, which can lead to a lag in our accounting for their activities (for instance, some Bundle Partner reports included in our March 31, 2006 quarterly report reflected Bundle Partner activity from October 1, 2005 through December 31, 2005). In the case of consumer application products sold through retail channels, we estimate likely demand and try keep sufficient inventory on hand to respond quickly to incoming orders. Thus we generally ship to our distribution or retail partners within a few days after receipt of a firm order and therefore, under normal conditions, have very little backlog.

Manufacturing and Suppliers

Manufacturing Consumer Application Products for Retail and Web Store Channels

We manufacture our consumer software products for physical delivery through retail and web store channels. Manufacturing is outsourced using Moduslink as our primary supplier. Moduslink provides services such as parts procurement, parts warehousing, product assembly and supply chain services. These services are provided to Sonic from three primary Moduslink locations: Raleigh, North Carolina, servicing North America; Apeldoorn, Holland servicing Europe; and Taipei, Taiwan servicing Asia Pacific. Moduslink is a non-exclusive supplier to Sonic.

We select our suppliers based on their ability to provide high quality, responsive service, and to scale up our volumes as necessary for product launches and seasonality requirements.

Our Roxio Division provides consumer software products as required by orders received from mainly retail distributors. Finished goods usually are produced and shipped within a week of receipt of order. Our supply chain vendors produce the required shipping and receiving documents, provide return goods documentation and reconciliation services.

Packaging design, quality standards, documentation, localization, customer account management and invoicing are functions that are performed by our full-time staff, mostly located in our Santa Clara, California facility. We transfer creative box designs and software to our outsourced suppliers for duplication and distribution.

Manufacturing Professional Products

We manufacture various hardware components used in some of our professional products. We also manufacture or replicate copies of our professional software products on CDs and DVDs when our customers require physical delivery of our products.

We typically have contracted with various electronics manufacturing and assembly houses to manufacture the hardware components of our professional products. Most of these contractors are located in the San Francisco Bay Area. Our staff performs some assembly, integration and testing at our Novato, California headquarters.

Software packaging and CD duplication for professional products is done primarily in Southern California. Our staff performs some assembly and logistical functions associated with our professional software products. Our staff also replicates some of our software products in-house in the case of certain short run length shipments.

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

Our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently uncertain. While one group of companies has attempted to create a single licensing entity for this technology (called “MPEG LA”; see “Current Infringement Issues” below), it is not clear whether all relevant patent holding companies joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have endeavored to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing. However, not all of our OEM customers are willing to agree to the terms we seek, and, even if they agree, there is no assurance that such limitations in our bundling agreements will in fact reduce our exposure to liability.

As we have discussed (see “Technology Products – The Advanced Technology Group – Patent Program,” above), we have an active patent management program. Though patent prosecution and defense are subject to the risks mentioned above, we believe that a well run patent program can contribute to our overall strategy, and provide us with a significant revenue stream. We intend to pursue our patent program with considerable vigor.

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

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals on our balance sheet related to the settlement of patent infringement claims. The amount, if any, necessary to settle patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio, MGI and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The appeal was heard by the Court on December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal in the event our arguments during appeal are not successful. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation (“Optima”) filed a lawsuit against Roxio, Inc. in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima sought unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and were joined as a co-defendant in the case. On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. Optima filed a notice of appeal on January 20, 2006. On May 16, 2006, Optima’s appeal was dismissed by the U.S. Court of Appeals for the Federal Circuit.

International Operations

We have for many years realized a significant proportion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 50% of our revenues. In the fiscal year ended March 31, 2006, approximately 23% of our revenues were derived from sales outside the United States. In the fiscal years ended March 31, 2005 and 2004, approximately 23% and 40%, respectively, of our revenues came from sales outside the United States. We expect a percentage similar to fiscal year 2006 of our revenues will be derived from sales outside the United States in fiscal year 2007.

Because of our foreign sales, we are exposed to a number of factors that would not be relevant if our sales were largely made within the United States. Currency movements that make the U.S. dollar stronger relative to foreign currencies can effectively raise the price of our products to foreign customers, reducing demand for our products.

Import restrictions, tariffs, difficulty in obtaining export licenses for certain technology, the burden of complying with foreign product regulations (particularly those dealing with product safety and radio frequency emissions) and other barriers and restrictions may also impede our ability to do business in foreign countries.

See Note 9 to Consolidated Financial Statements included in this Annual Report for a summary of our operations within various geographic areas.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of June 1, 2006 are as follows:

Name	Age	Position with the Company

David C. Habiger	37	President and Chief Executive Officer
A. Clay Leighton	49	Executive Vice President and Chief Financial Officer
Mark Ely	36	Executive Vice President of Strategy

David C. Habiger. Mr. Habiger joined the Company in 1993 as a regional sales manager. From 1993 until 2002 Mr. Habiger served in a number of sales and marketing management roles in the Company of increasing responsibility and importance. From 2000 until 2002, Mr. Habiger was Worldwide Vice President of Sales for the Company (which at that time had no business units or divisions). From 2002 until his appointment as President and COO in April 2005, Mr. Habiger was Senior Vice President and General Manager (from 2002 to 2003) and then General Manager (from 2003 to April 2005) of the Roxio Division (formerly known as the Desktop Products Group), where he played a key role in the development of the Company’s OEM and retail markets for consumer software. In September 2005, Mr. Habiger was named President and CEO. Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago.

A. Clay Leighton. Mr. Leighton joined Sonic Solutions in February 1993 as Vice President of Finance. In January 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer. In September 2006, Mr. Leighton was named Executive Vice President and Chief Financial Officer. Prior to joining Sonic, from January 1990 to July 1992 he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm, and from August 1988 to December 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market. Mr. Leighton also has worked as strategy consultant for the Boston Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Mark Ely. Mr. Ely joined the Company in 1992 as a Customer Service Representative. Over the years, Mr. Ely was promoted to Product Marketing Manager, Director of Marketing, General Manager Desktop Products and, in 2004, Senior Vice President of Strategic Planning. In September 2006 Mr. Ely was named Executive Vice President of Strategy. Mr. Ely and his team in the Strategy Group are instrumental in shaping the Company’s product and business strategy and play a key role in technology and IP licensing, business development and partner relations and mergers and acquisitions. Mr. Ely earned a B.A. from Middlebury College and an M.B.A. from the UCLA Anderson School of Management.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risk factors set forth below as well as those in other documents we file with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risks identified below could harm our business and cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

The market for our products is characterized by rapid changes in technology. We may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors, and, therefore, we may fail to make accurate financial forecasts. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•

fluctuations in demand for, and sales of, our products and the PCs and consumer electronics devices with which our products are included;

•

introduction of new products and services by us and our competitors;

•

competitive pressures that result in pricing fluctuations;

•

variations in the timing of orders and shipments of our products;

•

changes in the mix of products and services sold and the impact on our gross margins;

•

delays in our receipt of and cancellation of orders forecasted or placed by customers;

•

our ability to enter into or renew on favorable terms our licensing, distribution and other agreements;

•

the costs associated with the defense or prosecution of litigation and intellectual property claims; and

•

general economic conditions specific to the audio and video recording market, as well as related PC and consumer electronics markets.

Although we were profitable for fiscal years 2004, 2005 and 2006, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, we may not remain cash flow positive or generate net income in fiscal year 2007.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to book a significant portion of quarterly revenues in the last month or last weeks of a quarter, and we generally do not know until quite late in a quarter whether we will achieve our sales expectations for the quarter. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. For many of our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional review of reports prior to including the underlying royalties in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, result in negative reported operating results. Because most of our quarterly operating expenses and our inventory purchasing are committed well before quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be impacted adversely. If we have lower revenues than we expect, we will not be able to quickly reduce our spending in response. From time to time, we also may make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Changes in our product and service offerings could cause us to defer the recognition of revenue, which could harm our operating results and adversely impact our ability to forecast revenue.

Our products contain advanced features and functionality that may require us to provide increased levels of end-user support. As our products and services become more complex, we may also be obligated to provide additional support to our customers, which could require us to defer certain revenues to future periods, harm our short-term operating results and adversely impact our ability to accurately forecast revenue.

Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

On December 17, 2004 we acquired the assets of the Roxio CSD for $70.0 million in cash and 653,837 shares of Sonic common stock, valued at $8,630,000, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments. In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the patents and trademarks of the Roxio CSD, and assumed substantially all the liabilities of the Roxio CSD. Two hundred and twelve former employees of the Roxio CSD joined Sonic. Integration of the Roxio CSD into Sonic was a lengthy and costly process.

The integration of any future businesses we may acquire, into our existing business is and will be a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

•

potential conflicts between business cultures;

•

diversion of management’s attention from our core business;

•

adverse changes in business focus perceived by third parties such as customers, business partners and investors;

•

potential conflicts in distribution, marketing or other important relationships;

•

an inability to implement uniform standards, controls, procedures and policies;

•

an inability to integrate our research and development and product development efforts;

•

the loss or termination of key employees, including costly litigation or settlements resulting from the termination of those employees;

•

disruptions among employees which may erode employee morale;

•

undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition; and

•

negative reactions from our resellers and customers to an acquisition.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $4,188,000 incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities or other problems, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with post-acquisition integration activities also may affect adversely the trading price of our common stock.

We have grown in recent years, in part due to recent acquisitions such as our Roxio CSD acquisition, and if our executive team is unable to effectively manage our growing company, our operating results and our ability to expand further our operations may suffer.

Our success depends on our ability to effectively manage the growth of our operations. As a result of acquisitions, we have significantly increased our headcount from 110 at March 31, 2002 to 637 at March 31, 2006. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have expanded our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, controls, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the fiscal year 2006 approximately 20% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 10% and 12% of our revenue was derived from revenue recognized on retail agreements from two national and international distributors, Ingram and Navarre, respectively. In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell, Ingram and Navarre will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above-mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers, as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Europe and Japan, we may be subject to political, economic and other risks that could increase our operating expenses and/or disrupt our business.

We depend on sales to customers outside the United States, in particular Europe and Japan. Revenue derived from these customers accounted for approximately 40%, 23% and 23% of our revenues in fiscal years 2004, 2005 and 2006, respectively. As a result of the Roxio CSD acquisition, we currently anticipate that we will generate additional international sales. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

Furthermore, although some of our revenue and expenses related to our international operations are transacted in U.S. dollars, we are exposed to currency exchange fluctuations and we expect our exposure to increase in the future as business practices evolve and we transact a greater portion of our business in local currencies. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. However, no currency hedging strategy can fully protect against exchange-related losses.

Also, as a result of recent acquisitions, particularly the Roxio CSD acquisition, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of March 31, 2006, we have 7 major locations (defined as location with more than 15 employees) and employ approximately 259 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

•

currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products and services outside the United States;

•

currency movements in which a foreign currency in which we incur expenses becomes stronger in relation to the U.S. dollar, thereby, raising our expenses for the same level of operating activity;

•

import and export restrictions and duties, including tariffs and other barriers;

•

foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•

liquidity problems in various foreign markets;

•

burdens of complying with a variety of foreign laws;

•

political and economic instability;

•

changes in diplomatic and trade relationships; and

•

natural disasters.

We may engage in future acquisitions that could dilute our shareholders’ equity and harm our business, results of operations and financial condition.

As part of our efforts to enhance our existing products and services, introduce new products and services, grow our business, and remain competitive, we have pursued, and we may pursue in the future, acquisitions of companies, products and technologies. We are unable to predict whether or when any prospective acquisition will be completed. We have limited experience in acquiring and integrating outside businesses. The process of integrating an acquired business may produce operating difficulties, may be prolonged due to unforeseen difficulties, may require a disproportionate amount of our resources and expenditures and may require significant attention of our management that otherwise would be available for our ongoing business. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. Further, even if integrated, an acquired business may not achieve anticipated levels of revenues, profitability or productivity or otherwise perform as expected. The occurrence of any of these events could harm our business, financial condition or results of operations. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing shareholders’ ownership could be diluted significantly. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or to seek additional debt or equity financing.

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations, business, financial condition and/or the price of our stock:

•

issuance of equity securities that would dilute our current shareholders’ percentages of ownership;

•

large one-time write-offs;

•

the incurrence of debt and contingent liabilities;

•

difficulties in the assimilation and integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•

contractual and/or intellectual property disputes;

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

Our hardware outsourcing manufacturing program commits responsibility for almost all of our professional products manufacturing activities to a single supplier – Arrow Bell Electronics. If Arrow Bell Electronics does not achieve the necessary product delivery schedules, yields and hardware product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our results of operations. Moreover, if Arrow Bell Electronics fails to perform as we expect, we cannot guarantee that we would be able to identify and engage a substitute supplier on favorable terms, at a reasonable cost, or in a timely manner, if at all. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

Manufacturing for our consumer software products is outsourced using Moduslink as our primary supplier. Moduslink provides services such as parts procurement, parts warehousing, product assembly and supply chain services. These services are provided to Sonic from three primary Moduslink locations. Moduslink is a non-exclusive supplier to Sonic.

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

We often use components in our products that are available from only a single source. We do not carry significant inventories of these components and we have no guaranteed supply agreements for them. We have experienced shortages of some sole-source components in the past. We are likely to experience similar shortages at some point in the future. Such shortages, as well as any pricing fluctuations on these sole-source components, can have a significant negative impact on our business.

Any interruption in the operations of our vendors of sole source components could affect adversely our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margins and/or operating results.

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

In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages, quality issues or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their own products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will be impacted adversely and we may be less profitable than forecasted or unprofitable.

Furthermore, we rely on reports prepared by OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective actions may result in a negative impact on our business or our reported results. For example, we could conclude that our prior reported net revenue and related results may be less than previously reported.

Changes in requirements or business models of our OEM customers may affect negatively our financial results.

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic terms. Because there are a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, which could impact negatively our revenues and results of operations. If particular OEMs demand certain products or product features that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, we could lose those relationships which likely would damage our revenues and our results of operations. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their products. These OEM relationships serve an important role in distributing our software to end-users and positioning the market for upgrades to our more fully featured software products. Our business will suffer if we are unable to maintain or expand our relationships with OEMs.

We rely on distributors, resellers and retailers to sell our products, and disruptions to these channels would affect adversely our ability to generate revenues from the sale of our products.

The portion of our revenue derived from sales of software to end-users via retail channels through our network of national and international distributors and resellers has increased during recent years, in part due to our Roxio CSD acquisition, and we anticipate that this trend will continue. There are currently two distributors that account for a significant portion of sales of our consumer software. Any decrease in revenue from these distributors or the loss of one of these distributors and our inability to find a satisfactory replacement in a timely manner could affect our operating results adversely.

Moreover, our failure to maintain favorable arrangements with our distributors and resellers may impact adversely our business. For example, our distributors and resellers and the retailers who sell our software to the public also sell products offered by our competitors. If our competitors offer our distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, resellers or retailers. If our distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights. If direct sales to customers through our own online channels increase, our distributors, resellers and retailers may suffer decreased sales as a consequence. These changes may cause our distributors, resellers or retailers to cease distribution of our products or seek more favorable terms, either of which could seriously harm our business.

If we fail to protect our intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and pending applications for additional patents in the United States and in foreign countries. We also make significant efforts to acquire trademark protection for the names and brands of our software products, services and unique product features. In addition, we make extensive use of trade secrets, which we may not be able to protect adequately. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed, distributed, sold or used. Moreover, despite our efforts, these measures only provide limited protection. Third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property without authorization.

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

Our business could be harmed seriously if we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in legal proceedings relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others. To the extent we are unable to protect our proprietary rights, competitors also may enter the market offering products substantially similar or identical to ours, with a negative impact on sales of our products.

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

Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD, MPEG and other relevant technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby’s licensing affiliate covering Dolby Digital Audio, with Meridian Audio Limited covering Meridian Lossless Packing, with MPEG-LA (see below) covering various aspects of MPEG-2 video compression technology, and with Thomson/Fraunhofer covering various aspects of MPEG-2 layer 3 audio compression technology (MP3), among others. Such license agreements may not be sufficient to grant us all of the intellectual property rights necessary to market and sell our products.

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

Third parties could pursue us claiming that our business models, products or services infringe various patents. For example, a group of companies have formed an organization called MPEG LA to enforce the rights of holders of patents covering aspects of MPEG technology. Although we have entered into an agreement with MPEG LA, that agreement may not prevent third parties not represented by MPEG LA from asserting that we infringe a patent covering some aspects of MPEG technology. For example, AT&T Corp. has asserted that it owns certain patents that are essential to the MPEG-4 visual standard and that are not covered by the license we have for this standard from MPEG LA. In addition, as new standards and technologies evolve and as our relative commercial presence expands, we believe that we may face an increasing number of third party claims relating to patent infringements and potential patent infringements over time.

Additionally, in connection with the Roxio CSD acquisition, we assumed a number of patent infringement claims and suits involving Roxio for which we have potential liability. For example, we inherited a lawsuit brought by Optima Technology Corporation against Roxio, Inc. alleging infringement of its patent by our products. In addition, in April 2002, Roxio and MGI were notified by a number of companies that certain of Roxio and MGI’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies, including Roxio and MGI, claiming patent infringement. These patent infringement matters are discussed in greater detail under the caption “Current Infringement Issues” in Item 1 above.

Patent infringement litigation can be time consuming and costly, may divert management resources and may result in the invalidation of our intellectual property rights. If such litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and/or be required to cease production of infringing products, terminate our use of infringing technology or develop non-infringing technology and obtain a royalty or license agreement to continue using the technology at issue. Such royalty or license agreements might not be available to us on acceptable terms, or at all, resulting in serious harm to our business. Our use of protected technology may result in liability that threatens our continuing operations.

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims.

Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our license agreements with customers, we may not succeed. If we are required to pay damages to or incur liability on behalf of our customers, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us, which could harm our business. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Adobe, Apple Computer, ArcSoft, CyberLink, InterVideo, Inc., MedioStream, Nero, Pinnacle (which was acquired by Avid Technology in August 2005) and Ulead (the majority stockholder of which is InterVideo). Some of these companies have greater financial and technological resources than we do.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new, high definition, formats including HD DVD and BD. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

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

We anticipate that our business will continue to evolve to depend more on sales of consumer products to generate additional revenue and grow our business. If this trend continues, we will be subject to risks due to changing consumer demands, extensive competition that may result in price erosion, product liability litigation and/or product warranty concerns.

As our consumer segment grows, our business may become more seasonal. The general pattern associated with consumer products that we develop is one of higher sales and revenue during the winter holiday season. Due to the importance of the winter holiday selling season, we may expect that the corresponding fiscal quarter will contribute a greater proportion of our sales and gross profit for an entire year. If, for any reason, our sales or sales of our OEM customers fall below our expectations in that fiscal quarter (for example, if specific events cause consumer confidence to drop or other factors limit consumer spending), our business, financial condition and operating results may be harmed.

Success in our consumer segment will depend upon our ability to enhance and distinguish our existing products, introduce new competitive products with features that meet changing consumer requirements, and control our inventory levels to minimize impact of sudden price decreases.

Moreover, our success will depend on our ability to sell effectively our products in the consumer market. Historically, the major portion of sales of our consumer products were through bundling arrangements with our OEM customers. However, as we have increased our sales of consumer software, we have increasingly relied on sales of our software through direct (Sonic web store) channels, as well as retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and take more time and effort to establish and maintain. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

We may not be successful in developing additional channels necessary to market and sell our professional products effectively.

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

We plan to undertake tax studies that may result in changes to our estimates regarding tax credits accumulated to date.

During the years prior to fiscal year 2006, we were in a cumulative deficit position and had historically sustained losses. As a result, prior to fiscal year 2006, we did not reflect the tax benefits related to certain tax credits including Federal and California research and development credits. Beginning with fiscal year 2006, we have begun to recognize the benefits of these tax credits in the course of calculating our tax provision in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Accordingly, during fiscal year 2006, we released reserves related to those credits. The calculation of these credits requires that significant judgment be applied to expenditures and the evaluation of expenditures relative to guidance in the applicable tax codes. In the fourth quarter of fiscal year 2006, we reduced the carry amount of our research and development credits by $4,439,000 as a result of a comprehensive phase I analysis, performed with the assistance of third party specialists, of the estimated realizability of the credits. We plan to complete phase II of the study prior to the end of fiscal year 2007 the purpose of which is to further support our documentation underlying our research credits. We believe, but cannot guarantee that the results of phase II will not result in a significant change in our estimated credits.

Our web store makes us vulnerable to third party operational problems and other risks.

We have initiated a web-based retail store for our consumer products, as well as some of our professional products. We may have other similar arrangements in the future. We currently make our products available through web-based retail sites in North America, Europe, and Japan. These retail sites are operated by third party resellers including Digital River and Sanshin Denki, among others. Under these buy/sell arrangements, our reseller partners typically utilize co-branded sites, provide all the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment). We refer to Digital River, Sanshin and such other organizations as “Outsourcers.”

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

•

quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues that may result from certain customer relationships, as well as variations due to the timing of revenue recognition, including deferrals of revenue;

•

charges, amortization and other financial effects relating to any future acquisitions or divestitures;

•

introduction of new products or services or changes in product or service pricing policies by us or our competitors, or the entry of new competitors into the digital media software markets;

•

acquisition or loss of significant customers, distributors or suppliers;

•

changes in earnings estimates by us or by independent analysts who cover us;

•

issuances of stock under our current or any future shelf registration statement;

•

fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, consumer electronics and related industries;

•

the delay in delivery to market or acceptance of new DVD or high definition products;

•

disclosure or remediation of material weaknesses or significant deficiencies in our internal control over financial reporting or our disclosure controls and procedures or of other corporate governance issues;

•

the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights; and/or

•

the impact of employee stock-based compensation expenses on our earnings per share.

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

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will continue to increase our costs and require additional management resources. In order to satisfy these evolving corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we have undertaken a comprehensive and costly evaluation of our internal controls. As a result of our evaluation, performed on the basis of the COSO criteria, management has identified a material weakness in the Company’s interim and annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2006:

We did not maintain sufficient personnel with an appropriate level of knowledge and experience in the application of generally accepted accounting principles (GAAP), particularly as regards purchase accounting and acquisition integration. The Company has not employed personnel qualified to properly account for the complexities of purchase accounting and related post acquisition integration accounting; and the Company has not employed a sufficient number of qualified personnel to follow through on the related increased controls necessary as a result of acquisitions. As a result, we did not perform an evaluation of our estimated pre-acquisition accounts receivable allowances for returns and deductions related to the Roxio CSD acquisition. This resulted in an adjustment to reduce certain contra accounts receivable balances. In addition, for the InterActual acquisition, we did not properly identify the work necessary to analyze and account for certain acquired net operating losses, resulting in an adjustment to goodwill and to deferred tax assets. In addition, we did not maintain adequate controls regarding analysis and review of certain accrued liabilities accounts related to our acquired retail channel activities, resulting in certain adjustments to our accruals in amounts that individually were not material. Finally, we have not completed fixed asset physical inventories associated with the assets purchased through our historical acquisitions, resulting in a material risk that the assets could have been disposed of, may not be able to be located or are not in active use. These adjustments resulting from this material weakness were identified by our independent registered public accountants and were recorded prior to the filing of this Form 10-K for the year ended March 31, 2006.

Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will continue to be significant in fiscal year 2007 and may continue to be significant in future fiscal years as these controls are maintained and continually evaluated and tested.

Furthermore, changes in our operations and the growth of our business following our acquisition of the Roxio CSD have required us to modify and expand our disclosure controls and procedures, internal controls and related corporate governance policies. Any future acquisitions and other changes in our operations likely will require us to revise further our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory inquiries and/or sanctions, our reputation may be harmed and our stock price may be adversely affected.

Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we were required to adopt Statement of Financial Accounting Standards No. 123, revised 2004, “Share-Based Payment” (“SFAS 123(R)”) as of April 1, 2006. The impact of applying SFAS 123(R) for fiscal year ended March 31, 2006 would have adjusted our diluted net income per share from $0.73 to diluted net loss per share of $0.76. We expect the adoption of SFAS 123(R) to have a material adverse effect on our results of operations for subsequent periods.

We are vulnerable to earthquakes, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities, are located in California, an area known for seismic activity. An earthquake or other disaster could result in an interruption in our business. Our business also may be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We are not likely to have sufficient insurance to compensate adequately for losses that we may sustain as a result of any natural disasters or other unexpected events.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal administrative, sales and marketing, research and development and support facilities are located at 101 Rowland Way in Novato, California consisting of approximately 38,000 square feet under a lease that expires in 2010 and at 455 El Camino Real in Santa Clara, consisting of approximately 75,000 square feet under a lease that expires in November 2006. We have an option to renew the Santa Clara lease and are in discussions relating to a potential renewal. We also have facilities located in California, Texas, Canada, Japan, United Kingdom and Germany, which we acquired in connection with our acquisition of the Roxio CSD.

We have additional research and development facilities in San Luis Obispo, California; San Jose, California; Wayne, Pennsylvania; Shanghai, China; and Taipei, Taiwan.

We also have sales offices located in London, Tokyo and Germany.

Item 3. Legal Proceedings

See “Business – Company Operations – Proprietary Rights; Intellectual Property – Current Infringement Issues” for a discussion of certain outstanding legal proceedings.

As part of our normal course of business, we apply to register various Sonic trademarks in the U.S. and internationally. In some instances, these applications may be opposed by entities seeking to block or curtail our use of such marks in a particular jurisdiction. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business.

We may, from time to time, become involved in other litigation relating to claims arising from our ordinary course of business activities.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for Sonic Solutions’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq National Market. As of March 31, 2006, there were approximately 114 registered holders of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are substantially more than 114 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

	Low Price	High Price
Quarter ended June 30, 2004	$17.060	$23.670
Quarter ended September 30, 2004	$12.200	$21.330
Quarter ended December 31, 2004	$16.290	$23.190
Quarter ended March 31, 2005	$13.070	$22.660
Quarter ended June 30, 2005	$13.700	$18.880
Quarter ended September 30, 2005	$17.600	$21.820
Quarter ended December 31, 2005	$14.000	$22.020
Quarter ended March 31, 2006	$14.660	$20.300

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of our Board of Directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not repurchase any of our equity securities during the fourth quarter and fiscal year ended March 31, 2006.

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. The information is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data presented below under the caption “Statement of Operations Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended March 31, 2006, are derived from the consolidated financial statements of Sonic Solutions. The consolidated financial statements as of March 31, 2006 and 2005, and for each of the years in the three-year period ended March 31, 2006, and the report of the Independent Registered Public Accounting Firm thereon, are included elsewhere in this Form 10-K.

	Years Ended March 31,
	2002	2003	2004	2005	2006
	(in thousands except share and per share amounts)
Statement of Operations Data:
Net revenue	$19,104	$32,718	$56,853	$90,627	$148,676
Cost of revenue	5,743	7,447	7,052	13,373	34,118
Gross profit	13,361	25,271	49,801	77,254	114,558

Operating expenses:
Marketing and sales	8,601	8,762	12,629	21,117	31,605
Research and development	5,897	10,625	19,731	31,618	40,560
General and administrative	2,095	3,100	4,669	9,845	17,019
Acquired in-process technology	—	—	—	3,100	—
Business integration	705	—	—	2,190	336
Total operating expenses	17,298	22,487	37,029	67,870	89,520

Operating income (loss)	(3,937)	2,784	12,772	9,384	25,038
Other income (expense)	(79)	(47)	238	209	(914)
Provision for income taxes	166	200	1,926	1,051	4,197
Net income (loss)	$(4,182)	$2,537	$11,084	$8,542	$19,927

Basic income (loss) per share	$(0.30)	$0.15	$0.54	$0.37	$0.81
Weighted average shares used in computing per share amounts	14,157	16,391	20,459	23,347	24,750

Diluted income (loss) per share	$(0.30)	$0.13	$0.46	$0.32	$0.73
Weighted average shares used in computing per share amounts	14,157	19,311	23,889	26,529	27,421

Balance Sheet Data (at year end):
Working capital	$1,981	$8,004	$32,437	$17,793	$52,624
Long term obligations(1)	$—	$—	$75	$30,041	$30,002
Total assets	$18,478	$28,353	$70,945	$165,948	$209,471
Shareholders’ equity	$5,196	$19,426	$55,723	$99,423	$139,157

——————

(1)

Consisting of long term capital lease and debt obligations.

Summarized quarterly financial information for fiscal years 2006 and 2005 is as follows (in thousands, except share and per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
	(restated)
Fiscal Year 2006
Net revenue	$35,519	$31,948	$40,774	$40,436
Gross profit	25,754	24,794	31,339	32,671

Operating income	2,153	3,226	9,297	10,362
Net income	5,904	3,102	8,201	2,720

Basic income per share	$0.24	$0.13	$0.33	$0.11
Weighted average shares used in computing per share amounts	24,350	24,586	24,806	25,259

Diluted income per share	$0.21	$0.11	$0.30	$0.10
Weighted average shares used in computing per share amounts	27,499	27,975	27,117	27,043

Common Stock Price Range:
High	$18.88	$21.82	$22.02	$20.30
Low	$13.70	$17.60	$14.00	$14.66

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year 2005
Net revenue	$17,909	$17,437	$19,677	$35,604
Gross profit	16,048	15,798	17,180	28,228

Operating income (loss)	4,388	3,618	(736)	2,114
Net income (loss)	3,987	3,575	(419)	1,399

Basic income (loss) per share	$0.18	$0.15	$(0.02)	$0.06
Weighted average shares used in computing per share amounts	22,044	23,422	23,627	23,347

Diluted income (loss) per share	$0.16	$0.14	$(0.02)	$0.05
Weighted average shares used in computing per share amounts	25,461	26,400	23,627	26,979

Common Stock Price Range:
High	$23.67	$21.33	$23.19	$22.66
Low	$17.06	$12.20	$16.29	$13.07

On December 17, 2004 Sonic Solutions and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition, and completed its purchase of the Roxio CSD. Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Results of operations from this acquisition are included prospectively from the date of acquisition. As a result of this acquisition, the comparability of the data above is impacted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors that Make Future Results Difficult to Predict; Certain Items to Remember When Reading Our Financial Statements

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions and enhancements by us and by our competitors. Our results also depend on the volume and timing of our professional customer orders and on shipments of our OEM partners, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or after the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under

“Risk Factors,” in Item 1A above, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

A large portion of our quarterly professional product revenue usually is generated in the last few weeks of the quarter. Our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts. As a result, operating results can be very negatively affected if OEM partner shipments do not meet our forecast or if, professional revenue generated in the last few weeks of a quarter or year do not meet our forecast.

Overview

We develop and market computer software related to digital media – that is, data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful current optical disc based digital media formats – the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD”) as well as the emerging High Definition Digital Video Disc (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

•

creating digital audio and video titles in the CD-Audio, DVD, HD DVD and BD formats (and in related formats);

•

recording data files on CD, DVD and BD recordable discs in the CD-ROM, DVD-ROM and BD-ROM formats;

•

editing video programs;

•

playing DVD, HD DVD and BD discs;

•

managing digital media on a computer’s or consumer electronic device’s file system;

•

editing and adjusting digital photographs and other images; and

•

backing up the information contained on hard disks attached to computers and consumer electronic devices.

Most of the products we sell are software-only products, though in our professional business we sometimes include computer-hosted hardware with our software. We also license the software technology underlying our tools to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into three operating units:

•

Professional Products Group – Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as the newly released HD DVD and soon to be released BD next generation high-definition and high-density disc formats. Intended for use by highly skilled professional content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our products include Scenarist Workgroup, SD-series and CineVision video and audio encoders, DVDit, DVDit Pro, and eDVD all of which we sell under the Sonic brand name. We also sell content development technology, products and services under the InterActual brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally we license and/or bundle some of our professional authoring products to third-party companies such as Avid Technology. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•

Roxio Division – The Roxio Division offers a number of digital media software application products under the “Roxio” brand name. Our consumer applications include Backup MyPC, CinePlayer, Easy DVD Copy, MyDVD, PhotoSuite, Popcorn, RecordNow!, Roxio Easy Media Creator, Sonic DigitalMedia Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as volume licensing programs (“VLP”),  our webstore and in retail channels. We finalized our acquisition of the Roxio CSD in December 2004. Since the acquisition, we have been transitioning all of our consumer applications software products to the Roxio brand.

•

Advanced Technology Group – The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC application and consumer electronics developers. We market much of this software under the AuthorScript, CinePlayer, and Roxio brand names. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

It is difficult to draw a clear distinction between some of the business conducted by the Roxio Division and some of the business conducted by the Advanced Technology Group. Thus, for purposes of reporting financial results by business segment we group the business of the Roxio Division together with that of the Advanced Technology Group under the category of “consumer software.” See Note 9 to Consolidated Financial Statements included in this Annual Report for a summary of financial data by business segment.

During fiscal year 2006, we experienced continued growth in net revenue and net income. Net revenue grew 64% from fiscal year 2005 to fiscal year 2006. Revenue growth was driven by an increase in sales attributable to the product lines we acquired as part of the Roxio CSD and increased sales of our consumer products through new and existing OEM licensing agreements. Additionally, sales of our professional products increased approximately 42%. International sales remained consistent at 23% of net revenue for fiscal years 2005 and 2006. Approximately 20% of our net revenue for fiscal year 2006 resulted from sales to Dell. Sales to our domestic and international distributors, Ingram and Navarre, accounted for 10% and 12%, respectively, of our revenues. The loss of any of these customers would have a material adverse effect on our financial results.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management must also make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts and returns, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidance in measuring revenue, which guidance necessitates the use of significant judgments by management in certain areas.

We recognize software-related revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” we recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.”  SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We follow EITF 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent”. Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received by Sonic.

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

Revenue from development agreements in which the development is essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers generally is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Revenue from certain distributors is recognized upon sell-through to retailers or end customers. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In those situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

In certain instances, a development agreement accounted for using the proportional performance method may include undelivered elements, such as maintenance and support, and vendor specific objective evidence may not exist for the undelivered elements. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (e.g. the maintenance period).

In general, we recognize patent program revenue in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction. For example, in a licensing transaction where patents were licensed with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. During the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

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

Our distributor and retail arrangements provide for certain product rotation rights and permit product returns, particularly in the case of discontinued products. End users typically have the right to return their product within 30 days of purchase. We maintain reserves for these estimated rights and returns.

Capitalized Software Development Costs

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

In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” goodwill is not amortized. Rather, goodwill is subject to an assessment for impairment, occurring at least annually. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organization is based on operating segments, which are comprised of our three reporting units, which sell various products to the principal markets in which our products are sold. These three reporting units equate to our two operating segments, as reported in Note 9 to our Consolidated Notes to Financial Statements, the Consumer and Professional Products segments. All three of the reporting units include goodwill.

In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We use a discounted cash flow valuation model to determine the fair values of our operating units. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division (“DMD”) from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual Technologies, Inc. (“InterActual”) during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of March 31, 2006, no events have occurred that would lead us to believe that there has been any goodwill impairment.

In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment adjustment equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2006, no events have occurred that would lead us to believe that there has been any intangible asset impairment.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider impaired as of March 31, 2006.

Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. See Notes 1 and 7 to our Consolidated Financial Statements for further discussion of our stock based compensation plans, including the illustration of the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. While the fair value method under SFAS No. 123(R) is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123(R) on our financial statements, and we believe that the expensing of stock-based compensation will have a material impact on our Consolidated Statement of Operations similar to our pro forma disclosure under SFAS No. 123, as amended. For example, the impact of applying SFAS No. 123 for fiscal year ended March 31, 2006 would have adjusted our diluted net income per share from $0.73 to diluted net loss per share of $0.76. See Note 1 to our Consolidated Financial Statements.

On January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. As a result of this acceleration, we recorded a charge of approximately $131,000 in accordance in APB No. 25, during the fourth quarter ended March 31, 2006.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $1,926,000, $1,051,000 and $4,197,000 was made for the years ended March 31, 2004, 2005 and 2006, respectively. At March 31, 2006, we have a tax valuation allowance of $1,396,000 as compared with a valuation allowance of $19,205,000 at March 31, 2005. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets based on our assessment of our operating trends and risks. Accordingly, based on management’s evaluations, the majority of our tax asset valuation reserve balance of $19,205,000 was released, net of reclassifications of a portion of the reserves to equity, with the exception of reserves related to net operating losses obtained through a prior acquisition. Those acquired net operating losses have limitations in terms of utilization and accordingly, we have estimated what portion of those amounts are more likely than not to be realizable.

OTHER DISCLOSURES

Foreign Subsidiaries

During the quarter ended June 30, 2003 we established a wholly-owned subsidiary in Japan, called “Sonic Japan KK.” Through the Roxio CSD acquisition, we acquired a subsidiary of Roxio in Japan, which we combined with Sonic’s established subsidiary. The combined subsidiary, named Sonic Solutions Kabushiki Kaisha (K.K.), currently has a total of 26 employees. This subsidiary was established to handle the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

During the quarter ended September 30, 2003, we established a wholly-owned subsidiary in China, named “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this subsidiary. We established this subsidiary in response to the growing demand for our technology worldwide. This subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations, which include development and sales offices in North America, Europe, Japan and Taiwan.

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands. The Cayman Islands subsidiary has since been liquidated.

U.S. Subsidiaries

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with our InterActual acquisition. This subsidiary includes all the acquired assets and liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual player, and all engineering and service operations personnel.

During the quarter ended December 31, 2005, we established a wholly-owned U.S. subsidiary, Sonic Solutions International Inc., for the purpose of holding investments in certain entities we may establish in the future.

Other Contingencies

We are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS No. 5 “Accounting for Contingencies”, we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from Sonic Solutions’ statements of operations as a percentage of net revenue for fiscal years 2004 through 2006:

	Years Ended March 31,
	2004	2005	2006
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	12.4	14.8	22.9
Gross profit	87.6	85.2	77.1
Operating expenses:
Marketing and sales	22.2	23.3	21.3
Research and development	34.7	34.9	27.3
General and administrative	8.2	10.9	11.5
Acquired in-process technology	—	3.4	—
Business integration	—	2.3	0.2
Total operating expenses	65.1	74.8	60.3
Operating income	22.5	10.4	16.8
Other income (expense)	0.4	0.2	(0.6)
Provision for income taxes	3.4	1.2	2.8
Net income	19.5%	9.4%	13.4%

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2004, 2005 and 2006

Net Revenue. Net revenue increased from $56,853,000 in fiscal year 2004 to $90,627,000 in fiscal year 2005, representing an increase of 59%, and increased to $148,676,000 in fiscal year 2006, representing an increase of 64% from fiscal year 2005. The increase in net revenue in fiscal year 2005 was primarily due to increased sales from new and existing OEM partners, and an increase of approximately 66% from consumer software products. The increase was also due to the addition of product lines acquired as part of the Roxio CSD acquisition, which we completed in mid December 2004. The increase in net revenue in fiscal year 2006 was primarily due to the addition of product lines acquired in the Roxio CSD acquisition, and to the increase in consumer product sales from new and existing OEM partners. Consumer product sales increased approximately 66% in fiscal year 2006. Net revenue for fiscal year 2006 includes $2,082,000 in revenue recognized from the sale of patents acquired with the Roxio CSD acquisition, during the first quarter ended June 30, 2005. The increase in net revenue in fiscal year 2006 was also due to increased sales of our professional products of approximately 42%. The increase in professional products is primarily due to revenue recognized on sales of High-Definition DVD products of approximately $2,658,000, introduced during fiscal year 2006. The following table includes the breakdown of revenue by consumer and professional products for the fiscal years ended March 31, 2004, 2005, and 2006 (in thousands):

	Years Ended March 31,
	2004	2005	2006
Revenues
Consumer	$48,780	$82,487	$137,129
Professional products	8,073	8,140	11,547
Total net revenue	$56,853	$90,627	$148,676

International sales accounted for $23.0 million, or 40% of our net revenue in fiscal year 2004, $20.4 million or 23% of our net revenue in fiscal year 2005, and $34.3 million or 23% of our net revenue in fiscal year 2006. The percentage decrease in fiscal year 2005 was due to the increase in domestic sales of OEM, retail and development revenue from our consumer products as well as decline in sales of our professional products to our European customers. The percentage in fiscal year 2006 was consistent with fiscal year 2005. Sales to Japan accounted for 28%, 11% and 10% of our net revenue for the fiscal years 2004, 2005 and 2006, respectively. Sales to European countries accounted for 8%, 9% and 10% of our net revenue for the fiscal years 2004, 2005 and 2006, respectively. International sales have historically ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the fiscal years ended March 31, 2004, 2005, and 2006 indicated by geographic location (in thousands):

	Years Ended March 31,
	2004	2005	2006
North America	$33,831	$70,221	$114,377
Export:
France	377	928	2,412
Germany	1,438	2,896	2,191
United Kingdom	1,047	1,572	6,141
Other European	1,770	2,987	4,462
Japan	15,922	9,845	14,648
Singapore	40	104	2,454
Taiwan	1,142	1,288	312
Other Pacific Rim	575	677	1,288
Other international	711	109	391
Total net revenue	$56,853	$90,627	$148,676

Cost of Revenue. Cost of revenue consists mainly of the costs of third party licensing fees for technologies incorporated into our products, employee salaries and benefits for personnel involved in post sales technical support of our products, the physical cost of the materials in our retail products and the costs associated with the amortization of acquired and internally-developed software and intangible assets. We also include, in cost of revenue, the cost of engineering services associated with percentage of completion type revenue contracts. Our cost of revenue as a percentage of net revenue increased from 12.4% of net revenue in fiscal year 2004 to 14.8% in fiscal year 2005 and increased to 22.9% in fiscal year 2006. The increase in cost of revenue as a percentage of net revenue in fiscal years 2005 and 2006 was primarily due to the Roxio CSD software acquired in December 2004, which has a higher percentage of retail sales. Retail sales carry a lower margin than our OEM business. The increase is also due to higher amortization expenses associated with the intangible assets acquired with the Roxio CSD acquisition. Additionally, in fiscal year 2006, cost of revenue included $1,169,000 in costs related to the sale of patents obtained in the Roxio CSD acquisition, which were sold during the first quarter ended June 30, 2005.

We capitalize a portion of our software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This means that a portion of the costs we incur for software development are not recorded as an expense in the period in which they are actually incurred. Instead, they are recorded as an asset on our balance sheet and then amortized to cost of revenue over the estimated life of the products in which the software is included. During fiscal years 2005 and 2006, we capitalized approximately $295,000 and $112,000, respectively, and amortized approximately $463,000 and $327,000, respectively, excluding amounts capitalized and amortized relating to the Daikin Industries, Ltd., Ravisent, DMD, InterActual, and Roxio CSD business acquisitions. During fiscal year 2005, we recorded approximately $47,900,000, and amortized approximately $1,752,000, relating to technology and other intangible assets acquired pursuant to these acquisitions.

Significant Customers. Dell accounted for 22%, 33% and 20% of our total net revenue for fiscal years 2004, 2005 and 2006, respectively. Ingram and Navarre accounted for 11% and 22% of our total net revenue, respectively, for fiscal years 2005 and 2006, respectively. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements assumed in the December 2004 acquisition of the Roxio CSD acquisition.

In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website or other decisions that could affect adversely sales of our consumer products to Dell customers.

The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Revenue			Percent of Total Accounts Receivable
	Years Ended March 31,			March 31,
	2004	2005	2006	2005	2006
Dell	22%	33%	20%	19%	21%
Hewlett-Packard	13%	3%	5%	—	1%
Sony	11%	—	—	—	—
Ingram	—	6%	10%	15%	10%
Navarre	—	5%	12%	17%	9%

Gross Profit. Our gross profit as a percentage of net revenue decreased from 87.6% for fiscal year 2004 to 85.2% for fiscal year 2005, and further decreased to 77.1% for fiscal year 2006. The decrease in our gross profit was primarily due to the increase in cost of sales associated with the product lines acquired as part of the Roxio CSD acquisition, which are distributed to a large extent through retail channels and which generally exhibit a lower gross margin than our historical consumer software sales. The decrease is also due to the increase in amortization expense associated with the intangibles acquired as part of the Roxio CSD acquisition.

Following the Roxio CSD acquisition, we derive a greater portion of our revenue from sales of software to end users via retail channels (both retail store and web-based). Retail sales often require physical fulfillment of customer orders (involving shipment of boxes, CDs or DVDs and/or manuals) resulting in higher direct costs than our historical business. In addition, retail channels are often quite competitive, sometimes requiring price reductions to maintain market share. The combination of higher costs and possibly lower prices results in lower gross margins for retail sales than we have been accustomed to in our historical OEM business. You should not rely on our past margins as an indication of future results.

Marketing and Sales. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased from $12,629,000 in fiscal year 2004 to $21,117,000 in fiscal year 2005, and increased further to $31,605,000 in fiscal year 2006. Marketing and sales represented 22.2%, 23.3% and 21.3% of net revenue for fiscal years 2004, 2005 and 2006, respectively. Our marketing and sales expenses increased in fiscal years 2005 and 2006 primarily due to an increase in salary expenses relating to the overall increase in headcount, an increase in our promotional and advertising expenses as a result of our increased marketing and sales operations and an increase in those promotional expenses associated with the sales of the retail products acquired with the Roxio CSD acquisition. In fiscal year 2006, our advertising expenses total approximately $3,649,000, primarily related to the Roxio CSD products. Upon the completion of the Roxio CSD acquisition in December 2004, 72 Roxio marketing and sales employees joined Sonic. Higher sales commissions associated with the overall increase in revenue and with the sale of certain patents acquired in the Roxio CSD acquisition also contributed to the higher marketing and sales expense. Marketing and sales headcount increased from 64 at March 31, 2004 to 168 at March 31, 2005 and decreased slightly to 158 at March 31, 2006. We anticipate that marketing and sales expenses will continue to increase as our global marketing and sales operations continue to expand and headcount continues to increase.

Research and Development. Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $19,731,000 in fiscal year 2004 to $31,618,000 in fiscal year 2005, and increased further to $40,560,000 in fiscal year 2006. Research and development expenses represented 34.7%, 34.9% and 27.3% of net revenue for fiscal years 2004, 2005 and 2006, respectively. Research and development expenses increased primarily due to higher salary expense, increased facility expense and increased consulting expense as a result of our expanded product lines and development of products. In December 2004, 113 Roxio research and development employees joined the Company through the Roxio CSD acquisition. Headcount increased from 206 at March 31, 2004 to 353 at March 31, 2005 to 394 at March 31, 2006. We anticipate that research and development expenditures will continue to increase in future periods as our operations expand.

General and Administrative. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses increased from $4,669,000 in fiscal year 2004 to $9,845,000 in fiscal year 2005 and to $17,019,000 in fiscal year 2006. General and administrative expenses represented 8.2%, 10.9% and 11.5% of net revenue for fiscal years 2004, 2005 and 2006, respectively. General and administrative expenses increased in fiscal years 2004, 2005 and 2006 primarily due to increased rent, insurance, professional and other general expenses related to the overall increase in our headcount from 296 at March 31, 2004 to 602 at March 31, 2005 to 637 at March 31, 2006. The increase in fiscal years 2005 and 2006 was also due to the increased expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act. During fiscal years 2005 and 2006, we incurred approximately $1,968,000 and $1,478,000, respectively, in professional services expenses associated with these requirements. We anticipate that general and administrative expenses will continue increase in the future as our operations expand.

Acquired In-Process Technology. Acquired in-process technology expense of $3,100,000 for fiscal year 2005 included the write-off of in-process research and development acquired in connection with the Roxio CSD acquisition. We identified research projects ongoing at the time of the Roxio CSD acquisition for which technological feasibility had not been established and no alternative future use existed. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and the applying a percentage of completion to the calculated value.

Business Integration Expense. Business integration expenses related primarily to costs incurred during the integration of the Roxio CSD business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000 and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000.

Other Income and Expense, Net. Other income on our consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $214,000, $998,000 and $1,271,000 for the fiscal years 2004, 2005 and 2006, respectively. Interest income increased in the periods presented as a result of our increased cash balances invested and rising interest rates. Other expense for fiscal years 2005 and 2006 primarily consisted of interest expense of approximately $182,000 and $1,754,000, respectively, relating to the interest due on the Union Bank of California N.A. Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expense in fiscal years 2005 and 2006 also included write-downs of investments in other entities, which totaled approximately $69,000 and $75,000, respectively. Other income and expense for fiscal years 2004, 2005 and 2006 also included foreign currency transaction gains and losses.

Provision for Income Taxes. Federal tax provisions in the amounts of $215,000, $308,000 and $3,518,000 were made for fiscal years 2004, 2005 and 2006, respectively. State tax provisions in the amounts of $33,000 and $93,000 were made for fiscal years 2004 and 2005, respectively; and a state tax benefit was recorded in fiscal year 2006 of $196,000. For the 2004, 2005 and 2006 fiscal years, foreign tax expense was recorded in the amounts of $1,678,000, $650,000 and $875,000, respectively, to reflect the combination of foreign income taxes and taxes withheld by various foreign customers and paid to the foreign taxing authorities.

As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the research and development tax credits to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation.  The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter.  The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21.  The impact of this revision was reflected in our results for the nine months ended December 31, 2005.  On February 27, 2006, we filed amendments to our Quarterly Reports on Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005, which were originally filed with the SEC on August 15, 2005 and November 9, 2005, respectively.  For the fiscal year ended March 31, 2006, we have reversed all the valuation allowances against our net deferred tax assets other than a portion of the reserves related to acquired net operating losses, due to our assessment that it is more likely than not that the deferred tax assets will be realized.

Acquisitions

On January 31, 2004, we entered into a definitive agreement to acquire all of the stock of InterActual for $8.8 million in cash. This transaction closed on February 13, 2004. As a result of the acquisition, we acquired all of InterActual’s assets and liabilities, including its portfolio of patents and patent applications, the InterActual player, and all engineering and service operations. We are using the technology acquired from InterActual to develop new products that are compatible with emerging new formats, including the emerging HD DVD and BD high-definition standards, and to assist “Hollywood” class professionals to deliver better and enhanced content to its customers. Twenty-three former InterActual employees joined Sonic. The majority of the employees are located in San Jose, California.

On December 17, 2004, Sonic completed its purchase of the Roxio CSD. Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we initially paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004, the date of the original Purchase Agreement and announcement of the purchase. In addition, the Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, final payment to Napster, Inc. (the seller’s new name) was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash, cash equivalents and short term investments of $61,081,000 and working capital of $52,624,000. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $13,927,000 in fiscal year 2004, $22,189,000 in fiscal year 2005 and $23,167,000 in fiscal year 2006.

During fiscal year 2004, cash generated by operations included net income of $11,084,000, inclusive of depreciation and amortization of $1,979,000. Cash used in operations was affected by changes in assets and liabilities including an increase in deferred revenue and deposits of $3,001,000 and an increase in accounts payable and accrued liabilities of $903,000, offset by an increase in accounts receivable of $2,974,000. The increase in deferred revenue was the result of prepayments and deposits received from OEM and licensing customers.

During fiscal year 2005, cash generated by operations included net income of $8,452,000, inclusive of depreciation and amortization of $4,393,000. Cash generated by operations was primarily a result of net income, depreciation and amortization, an increase in accounts payable and accrued liabilities of $4,637,000, and an increase in deferred revenue and deposits of $967,000. The increase in deferred revenue was the result of prepayments and deposits received from OEM and licensing customers.

During fiscal year 2006, cash generated by operations included net income of $19,927,000, inclusive of depreciation and amortization of $9,607,000. Cash generated by operations was primarily a result of net income, depreciation and amortization, a decrease in other assets of $1,228,000, a net increase in accounts payable and accrued liabilities of $1,455,000, and an increase in deferred revenue and deposits of $1,865,000, offset in part by an increase in prepaid expenses and other current assets of $2,257,000, an increase in accounts receivables of

$5,391,000 and the release of an acquisition reserve of $1,061,000. The increase in deferred revenue was the result of prepayments and deposits received from OEM and licensing customers and the increase in accounts receivable is due to the overall increase in net revenue.

In addition to our operations, we utilized cash during the 2004, 2005 and 2006 fiscal years to purchase new fixed assets, and to fund the development of capitalized software. During fiscal year 2004, cash of $9,416,000 was used to complete the InterActual acquisition. During fiscal year 2005, cash of $75,163,000 was used to complete the Roxio CSD acquisition.

On February 5, 2004, we filed a Form S-3 Registration Statement, as amended, with the SEC to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80 million. The registration statement was declared effective by the SEC. On June 23, 2004, we announced an underwritten public offering of 1,300,000 shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25,324,000 under the Form S-3 Registration Statement. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23,901,000 after deducting underwriting discounts and expenses associated with the offering.

On December 17, 2004 Sonic Solutions and Roxio, Inc. entered into the Amended Purchase Agreement for the Roxio CSD acquisition. Pursuant to the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic initially paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000,  plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipates certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, a final payment was made to Napster Inc. (the seller’s new name) in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

On December 13, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with Union Bank of California, N.A. (“UBOC”) that provides for a three-year revolving credit facility (as later amended, the “Amended Credit Facility”). On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the required leverage ratio. Total funds available under the Amended Credit Facility are $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The Amended Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at March 31, 2006. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

As part of our business strategy, we regularly evaluate potential acquisitions of businesses, products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced, shareholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired products or businesses into our current operations, or expand into new markets. Furthermore, we cannot assure you that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our business, financial condition and operating results.

We lease certain facilities and equipment under noncancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $2,065,000, $2,913,000 and $3,981,000 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

In connection with the Roxio software acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•

a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease expires on November 30, 2006. We have an option to renew the Santa Clara Lease, and are in discussions relating to a potential renewal. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of the Amended Credit Facility. We have accrued approximately $688,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

•

a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under our debt obligations, and operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating and capital leases(1)	$11,785	$6,319	$5,346	$120	$—
Debt obligation(2)	32,796	1,866	30,930	—	—
Total	$44,581	$8,185	$36,276	$120	$—

——————

(1)

Operating and capital leases includes our rent obligations on our properties, our site restoration obligation to restore one facility back to its original state upon the term of the lease and includes obligations on our restructured facilities. As of March 31, 2006, approximately $688,000 of the site restoration obligation had been accrued and approximately $1,400,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

(2)

On December 15, 2004 we entered into the Loan Agreement, as discussed above, with UBOC that provides for a three-year revolving credit facility. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. The Amended Credit Facility matures on September 30, 2007. Interest on our Credit Facility is included at our current interest rate of 6.22%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined by applicable SEC rules, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95. The effective date of the standard for public companies is for the first annual reporting period beginning after June 15, 2005. As a result, we adopted SFAS No. 123(R) as of April 1, 2006. While the fair value method under SFAS No. 123(R) is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123(R) on our financial statements, and on January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. We expect the adoption of SFAS No. 123(R) will have a material adverse effect on our results of operations.

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

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not currently anticipate repatriating monies held at our foreign subsidiaries.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. We will determine the impact of this standard on its consolidated financial statements when an accounting change or error correction occurs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited. Most of our international sales are denominated in U.S. dollars, although some of our sales and development contracts are denominated in foreign currencies. See Note 9 to Consolidated Financial Statements. We do not engage in any hedging activities.

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

All borrowings at March 31, 2006 under our Amended Credit Facility bear interest at 6.22%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the impact of interest payments on cash flow from operations for the year ended March 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
100 BPS	50 BPS		50 BPS	100 BPS
(dollar in thousands)

$1,566,000	$1,716,000	$1,866,000	($2,016,000)	($2,166,000)

Item 8. Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Index follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Sonic Solutions:

We have audited the accompanying consolidated balance sheet of Sonic Solutions and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index on page 96. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the 2006 information set forth therein.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Solutions’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ BDO Seidman, LLP

San Francisco, California
June 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Sonic Solutions:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” at Item 9A.b, that Sonic Solutions did not maintain effective control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sonic Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessement:

The Company did not maintain sufficient personnel with an appropriate level of knowledge and experience in the application of generally accepted accounting principles (GAAP), particularly with regards to purchase accounting and acquisition integration.

The Company has not employed sufficient personnel qualified to properly account for the complexities of purchase accounting and related post acquisition integration accounting, and has not employed a sufficient number of qualified personnel to follow through on the related increased controls necessary as a result of acquisitions. As a result,

•

The Company did not perform an evaluation of certain estimated pre-acquisition accounts receivable allowances for returns and deductions related to the Roxio CSD acquisition. This resulted in a material adjustment to reduce certain contra accounts receivable balances.

•

The Company did not properly analyze and account for certain acquired net operating losses, resulting in an adjustment to goodwill and to deferred tax assets.

•

The Company did not maintain adequate controls regarding analysis and review of certain accrued liabilities accounts related to acquired retail channel activities, resulting in adjustments to accruals in amounts that individually were not material.

•

The Company has not completed fixed asset physical inventories associated with the assets purchased through historical acquisitions, resulting in a material risk that the assets could have been disposed of, may not be able to be located or are not in active use.

The adjustments referred to above were recorded prior to the filing of this Form 10-K for the year ended March 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended and the related 2006 financial statement schedule. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated June 13, 2006 which expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

In our opinion, management’s assessment that Sonic Solutions did not maintain effective control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sonic Solutions has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after March 31, 2006, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ BDO Seidman, LLP

San Francisco, California
June 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sonic Solutions:

We have audited the accompanying consolidated balance sheet of Sonic Solutions and subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended March 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2005 and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

/s/ KPMG LLP

San Francisco, California
June 13, 2005

FINANCIAL STATEMENTS
SONIC SOLUTIONS

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$35,436	$18,731
Short term investments	—	42,350
Accounts receivable, net of allowance for returns and doubtful accounts of $10,377 and $5,235 at March 31, 2005 and 2006, respectively	12,839	23,141
Unbilled receivables	121	—
Deferred tax benefit	—	3,879
Inventory	755	689
Prepaid expenses and other current assets	2,153	3,771
Total current assets	51,304	92,561
Fixed assets, net	6,756	4,833
Purchased and internally developed software costs, net	1,595	1,266
Goodwill	54,664	54,151
Acquired intangibles, net	49,046	43,914
Deferred tax benefit, net	—	11,391
Other assets	2,583	1,355
Total assets	$165,948	$209,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,087	$7,727
Accrued liabilities	19,164	24,380
Deferred revenue	5,176	7,795
Obligations under capital leases, current portion	84	35
Total current liabilities	33,511	39,937
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	2,217	373
Deferred revenue, net of current portion	756	2
Obligations under capital leases, net of current portion	41	2
Total liabilities	66,525	70,314

Commitments and contingencies (Note 8)

Shareholders’ Equity
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2005, and 2006, respectively	—	—
Common stock, no par value, 100,000,000 shares authorized; 24,308,730 and 25,685,953 shares issued and outstanding at March 31, 2005 and 2006, respectively	106,410	126,880
Accumulated other comprehensive loss	(274)	(937)
Accumulated earnings (deficit)	(6,713)	13,214
Total shareholders’ equity	99,423	139,157
Total liabilities and shareholders’ equity	$165,948	$209,471

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2004	2005	2006

Net revenue	$56,853	$90,627	$148,676
Cost of revenue	7,052	13,373	34,118
Gross profit	49,801	77,254	114,558

Operating expenses:
Marketing and sales	12,629	21,117	31,605
Research and development	19,731	31,618	40,560
General and administrative	4,669	9,845	17,019
Acquired in-process technology	—	3,100	—
Business integration	—	2,190	336
Total operating expenses	37,029	67,870	89,520
Operating income	12,772	9,384	25,038
Interest income	214	998	1,271
Interest expense	(1)	(182)	(1,754)
Other income (expense)	25	(607)	(431)
Income before income taxes	13,010	9,593	24,124
Provision for income taxes	1,926	1,051	4,197
Net income applicable to common shareholders	$11,084	$8,542	$19,927
Net income per share:
Basic	$0.54	$0.37	$0.81
Diluted	$0.46	$0.32	$0.73

Shares used in computing net income per share:
Basic	20,459	23,347	24,750
Diluted	23,889	26,529	27,421

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in thousands)

	Common Stock		Accumulated (Deficit)/Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount

Balances at March 31, 2003	18,217	$45,765	$(26,339)	—	$19,426

Exercise of common stock options	1,748	4,218	—	—	4,218
Issuance of common stock	1,920	21,011	—	—	21,011
Foreign currency translation adjustment	—	—	—	(16)	(16)	$(16)
Net income	—	—	11,084	—	11,084	11,084
Balances at March 31, 2004	21,885	$70,994	(15,255)	(16)	55,723	$11,068

Exercise of common stock options	470	2,101	—	—	2,101
Issuance of common stock	1,954	32,531	—	—	32,531
Tax benefit from employee stock option plans	—	784	—	—	784
Foreign currency translation adjustment	—	—	—	(258)	(258)	$(258)
Net income	—	—	8,542	—	8,542	8,542
Balances at March 31, 2005	24,309	$106,410	$(6,713)	$(274)	$99,423	$8,284

Exercise of common stock options	1,377	5,865	—	—	5,865
Tax benefit from employee stock option plans	—	14,474	—	—	14,474
Charge for modification to stock options from acceleration	—	131	—	—	131
Foreign currency translation adjustment	—	—	—	(663)	(663)	$(663)
Net income	—	—	19,927	—	19,927	19,927
Balances at March 31, 2006	25,686	$126,880	$13,214	$(937)	$139,157	$19,264

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2004	2005	2006

Cash flows from operating activities:
Net income	$11,084	$8,542	$19,927
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	1,979	4,393	9,607
Deferred taxes	—	(640)	(14,297)
Provision for returns and doubtful accounts, net of write-offs	30	(108)	(3,572)
Release of acquisition reserve	—	—	(1,261)
Loss on disposition of assets	—	—	23
Tax benefit from employee stock option plans	—	784	14,474
Stock option acceleration	—	—	131
Acquired in-process technology	—	3,100	—
Changes in operating assets and liabilities:
Accounts receivable	(2,974)	319	(5,391)
Inventory	(29)	401	66
Prepaid expenses and other current assets	(486)	781	(2,257)
Other assets	419	(987)	1,228
Acquired intangibles sold as part of operations	—	—	1,169
Accounts payable	168	4,477	(1,961)
Accrued liabilities	735	160	3,416
Deferred revenue	3,001	967	1,865
Net cash generated by operating activities	13,927	22,189	23,167

Cash flows from investing activities:
Purchase of fixed assets	(2,713)	(3,035)	(1,761)
InterActual goodwill adjustment	—	245	—
Cash paid for purchase of InterActual, including transaction costs	(9,416)	—	—
Cash paid for purchase of Roxio CSD, including transaction costs, net of cash acquired	—	(75,163)	—
Purchase of short term investment instruments	—	—	(42,350)
Additions to purchased and internally developed software	(537)	(635)	(776)
Net cash used in investing activities	(12,666)	(78,588)	(44,887)

Cash flows from financing activities:
Proceeds from exercise of common stock options	4,218	2,101	5,865
Principal payments on capital leases	—	(91)	(89)
Proceeds from issuance of common stock	21,011	23,901	—
Borrowings on bank credit facility	—	30,000	—
Payment of dividends	—	—	—
Net cash generated by financing activities	25,229	55,911	5,776
Effect on exchange rate changes on cash and cash equivalents	(16)	(258)	(761)
Net increase (decrease) in cash and cash equivalents	26,474	(746)	(16,705)
Cash and cash equivalents, beginning of year	9,708	36,182	35,436
Cash and cash equivalents, end of year	$36,182	$35,436	$18,731

Supplemental disclosure of cash flow information:
Interest paid during year	$—	$342	$1,744
Income taxes paid during year	$1,712	$513	$980

Supplemental disclosure of non-cash transactions:
Value of shares issued in connection with Roxio CSD acquisition	$—	$8,630	$—
Value of fully depreciated fixed assets written down	$—	$6,773	$142
Adjustment of Roxio goodwill to increase acquired intangibles	$—	$—	$1,169
Adjustment of Roxio goodwill to increase acquired liabilities, net	$—	$—	$1,658
Adjustment of InterActual goodwill to increase acquired assets	$—	$—	$1,002

See accompanying notes to consolidated financial statements

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies

(a) Operations

We develop and market computer software related to digital media – that is, data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful current optical disc based digital media formats – the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD”) as well as the emerging High Definition Digital Video Disc (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

•

creating digital audio and video titles in the CD-Audio, DVD, HD DVD and BD formats (and in related formats);

•

recording data files on CD, DVD and BD recordable discs in the CD-ROM, DVD-ROM and BD-ROM formats;

•

editing video programs;

•

playing DVD, HD DVD and BD discs;

•

managing digital media on a computer’s or consumer electronic device’s file system;

•

editing and adjusting digital photographs and other images; and

•

backing up the information contained on hard disks attached to computers and consumer electronic devices.

Most of the products we sell are software-only products, though in our professional business we sometimes include computer-hosted hardware with our software. We also license the software technology underlying our tools to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

(b) Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

During the quarter ended June 30, 2003 we established a wholly-owned subsidiary in Japan, called “Sonic Japan KK.” Through the Roxio Consumer Software Division (“Roxio CSD”) acquisition, we acquired a subsidiary of Roxio in Japan, which we combined with Sonic’s established subsidiary. The combined subsidiary, named Sonic Solutions Kabushiki Kaisha (K.K.), currently has a total of 26 employees. This subsidiary was established to handle the increased level of business we have encountered in Japan, to potentially lower our overall tax rate, and to increase our level of direct contact with important Japanese customers, particularly those OEM customers utilizing our consumer software products.

During the quarter ended September 30, 2003, we established a wholly-owned subsidiary in China, named “Sonic Solutions Shanghai China,” and hired a number of engineers to work for this subsidiary. We established this subsidiary in response to the growing demand for our technology worldwide. This subsidiary allows us to tap into the large pool of engineering talent in China, speeding the development and deployment of our products and technologies to our customers. The subsidiary also brings additional reach to our operations, which include development and sales offices in North America, Europe, Japan and Taiwan.

During the quarter ended March 31, 2004, we established a wholly-owned U.S. subsidiary in connection with our InterActual Technologies, Inc. (“InterActual”) acquisition. This subsidiary includes all the acquired assets and

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

liabilities of InterActual, including its portfolio of patents and patent applications, the InterActual player, and all engineering and service operations personnel.

In connection with the acquisition of the Roxio CSD, we also acquired additional wholly-owned subsidiaries in Canada and the United Kingdom that provide engineering, technical support and sales and marketing services and three dormant subsidiaries in France, Israel and the Cayman Islands. The Cayman Islands subsidiary has since been liquidated.

During the quarter ended December 31, 2005, we established a wholly-owned U.S. subsidiary, Sonic Solutions International, Inc., for the purpose of holding investments in certain entities we may establish in the future.

(c) Use of Estimates and Certain Concentrations

We prepare our financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, capitalized software, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Management was required to make judgmental estimates in the areas of revenue, sales returns reserves, allowance for doubtful accounts, capitalized software, legal and other accruals. Actual results could differ from these estimates.

(d) Restatement

Amounts from the first quarter ended June 30, 2005 were restated to reflect an inadvertent error in our estimate of research and development tax credits available for us to utilize. As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the research and development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter in fiscal year 2006, provided herewith. On February 27, 2006, we filed amendments to our Quarterly Reports on Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005, which were originally filed with the Securities and Exchange Commission on August 15, 2005 and November 9, 2005, respectively. The Consolidated Balance Sheet and Statement of Shareholder’s Equity and Comprehensive Income as of March 31, 2006, and the Consolidated Statements of Operations and Cash Flows for the twelve months ended March 31, 2006 have been restated on a cumulative basis for this error.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

A reconciliation of this revision is as follows:

	As Reported	As Restated	Adjustment

First quarter ended June 30, 2005

Income Statement Effects:
Income before income taxes	$2,040	$2,040
Tax benefit	(1,973)	(3,864)	$(1,891)
Net income	$4,013	$5,904	$1,891

Net income per share
Basic	$0.16	$0.24	$0.08
Diluted	$0.15	$0.21	$0.06

Shares used in computing net income per share
Basic	24,350	24,350
Diluted	27,499	27,499

Balance Sheet Effects:
Other assets, long term	$4,630	$6,521	$1,891
Total assets	$173,214	$175,105	$1,891

Accumulated deficit	$(2,700)	$(809)	$1,891
Total shareholders’ equity	$103,644	$105,535	$1,891
Total liabilities and shareholders’ equity	$173,214	$175,105	$1,891

Second quarter ended September 30, 2005

Balance Sheet Effects:
Other assets, long term	$4,798	$6,689	$1,891
Total assets	$177,693	$179,584	$1,891

Retained earnings	$402	$2,293	$1,891
Total shareholders’ equity	$108,556	$110,447	$1,891
Total liabilities and shareholders’ equity	$177,693	$179,584	$1,891

(e) Revenue Recognition

We recognize software-related revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”, and in certain instances in

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

accordance with SOP 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts”. We recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We follow EITF 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent”. Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received by Sonic.

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

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, a purchase order or a royalty report), delivery of the product or other deliverable has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. We consider all arrangements with payment terms longer than one year from the time of delivery not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Revenue from development agreements, in which the development is essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

In certain instances, a development agreement accounted for using the proportional performance method may include undelivered elements, such as maintenance and support, and vendor specific objective evidence may not exist for the undelivered elements. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (e.g. the maintenance period).

In general, we recognize patent program revenue in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction. For example, in a licensing transaction where patents were licensed with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. During the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

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

(f) Cash Equivalents

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

(g) Short Term Investments

Short term investments consist of auction rate securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

(h) Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends. Included in finished goods at March 31, 2006 is an amount of $243,000 for inventory on consignment.

(i) Allowance for Discounts, Returns, Discounts and Doubtful Accounts

We maintain an allowance for returns, rebates and discounts as well as an allowance for doubtful accounts. These allowance accounts  reflect the expected reductions to invoices related to our retail business (our distributor and retail arrangements provide for certain product rotation rights and permit return of products, particularly in the case of the discontinuance of a product; end users typically have the right to return their product within 30 days of purchase) and the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances may be required.

(j) Fixed Assets

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

(k) Purchased and Developed Software Costs

Purchased software is recorded at cost less accumulated amortization.

Software product development costs are capitalized, if material, when a product’s technological feasibility has been established and then are amortized over a future period. Amortization begins when a product is available for general release to customers. Amortization of capitalized software costs, for both internally developed and purchased software products, is computed on a straight-line basis over the estimated economic life of the product, which is three years. All other research and development expenditures are charged to research and development expense in the period incurred.

(l) Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, accounts receivable (net of the allowance for returns and doubtful accounts), accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying value of our debt obligation at March 31, 2006 approximates fair value, as the interest rate is consistent with current market rates.

(m) Income Taxes

We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. For the fiscal years ending March 31, 2004 and 2005, we had recorded valuation allowances of $21,073,000 and $19,205,000, respectively, which amounts were necessary to reduce deferred tax assets to the amount expected to be realized. For the year

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

ending March 31, 2006, we have reversed all the previous valuation allowances against our net deferred tax assets due to our assessment that it is more likely than not that the deferred tax assets will be realized. During the fourth quarter of fiscal year 2006, an adjustment related to deferred tax assets from the InterActual acquisition, was recorded in the amount of approximately $2,399,000 with an allowance against this asset in the amount of approximately $1,397,000, relating to the limitations on the utilization of their net operating loss.

(n) Basic and Diluted Income Per Share

The following table sets forth the computations of shares and net income per share, applicable to common shareholders used in the calculation of basic and diluted net income per share for the years ended March 31, 2004, 2005 and 2006 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2004	2005	2006

Net income applicable to common shareholders	$11,084	$8,542	$19,927
Net income per share
Basic	$0.54	$0.37	$0.81
Diluted	$0.46	$0.32	$0.73
Shares used in computing net income
Basic	20,459	23,347	24,750
Diluted	23,889	26,529	27,421

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the years ended March 31, 2004, 2005 and 2006 (in thousands, except per share data), respectively:

	Years Ended March 31,
	2004	2005	2006

Shares used in basic net income per share computation	20,459	23,347	24,750
Effect of dilutive potential common shares resulting from stock options	3,430	3,182	2,671
Shares used in diluted net income per share computation	23,889	26,529	27,421

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands, except per share data), respectively:

	Years Ended March 31,
	2004	2005	2006

Stock options excluded due to the exercise price exceeding the average fair value of the common stock	1,777	3,808	2,380
Shares excluded from diluted net income per share computation	1,777	3,808	2,380

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

(o) Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We sell our professional products to customers who are primarily audio and video and graphic arts professionals who prepare sound, video and graphics for use in the music recording, video, film and broadcast and printing industries or for corporate in-house use and to dealers who support such customers. Management believes that any risk of credit loss is significantly reduced due to the diversity of our end users and their dispersion across many geographic sales areas. We maintain an allowance for doubtful accounts to provide against potential credit losses.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds. As of March 31, 2005 and 2006, approximately $29,000,000 and $42,400,000, respectively, was invested in money market funds with one institution.

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

(p) Employee Stock-Based Compensation

We account for share-based employee compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended.

On January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. As a result of this acceleration, we recorded a charge of approximately $131,000 in accordance with APB No. 25. In addition, in the table below, presenting the disclosures under SFAS No. 123, the fiscal year 2006 stock based compensation expense is significantly higher than prior period due to this acceleration.

Had compensation cost for our stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income (loss) and net income (loss) per share for the years ended March 31, 2004, 2005 and 2006 would have been adjusted as indicated below (in thousands, except per share data), respectively:

	Years Ended March 31,
	2004	2005	2006

Net income as reported	$11,084	$8,542	$19,927
Add: Charge for modification to stock options from acceleration included in reported net income, net of related tax effects	—	—	98
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	4,139	7,721	38,870
Pro forma net income (loss)	$6,945	$821	$(18,845)
Reported basic net income per share	$0.54	$0.37	$0.81
Reported diluted net income per share	$0.46	$0.32	$0.73
Pro forma basic net income (loss) per share	$0.34	$0.04	$(0.76)
Pro forma diluted net income (loss) per share	$0.29	$0.03	$(0.76)

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

The following table sets forth the weighted-average fair value of options granted in fiscal years 2004, 2005 and 2006, respectively:

	Years Ended March 31,
	2004	2005	2006
Weighted-average fair value of options granted	$9.08	$11.24	$10.50
Risk-free interest rates	2.4%	3.2%	4.2%
Expected volatility	107%	89%	80%
Expected life (in years)	3.6	3.6	4.1
Expected dividend	—	—	—

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

In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS 123, supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. The effective date of the standard for public companies is for the first annual reporting period beginning after June 15, 2005 and therefore, we plan to implement the requirements under SFAS No. 123R beginning in fiscal 2007 which began April 1, 2006. While the fair value method under SFAS No. 123(R) is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS No. 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis.

(q) Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not have any long-lived assets which we considered to be impaired during the fiscal year ended March 31, 2006.

(r) Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill and intangible assets are stated at cost less accumulated amortization. Amortization of intangible assets is computed on a straight-line basis over the estimated benefit periods. The estimated benefit period ranges from 3 to 15 years.

On April 1, 2002 we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is not amortized. Rather, goodwill is subject to an assessment for impairment, occurring at least annually. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. SFAS No. 142

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

requires us to identify reporting units and to determine estimates of the fair values of our reporting units as of the date we test for impairment. Our organization is based on operating segments, which are comprised of our three reporting units, which sell various products to the principal markets in which our products are sold. These three reporting units equate to our two operating segments, as reported in Note 9 to Consolidated Notes to Financial Statements, Consumer and Professional Products segments. All three of the reporting units include goodwill.

In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We use a discounted cash flow valuation model to determine the fair values of our operating units. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division (“DMD”) from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. There was no impairment of goodwill for the fiscal year ended March 31, 2006.

In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment adjustment equal to the difference between the carrying value of the asset and its fair value. As of March 31, 2006, no events have occurred that would lead us to believe that there has been any intangible asset impairment.

We have invested in equity instruments of two separate privately held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as we do not have the ability to exert significant influence over the investees or their operations and we are not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of our carrying value. Our assessment takes into account, where possible, pricing on more recent rounds of financing, cash resources, liquidity, market fluctuations of similar companies with publicly quoted stock, as well as more subjective factors. If an impairment is believed to have occurred, the investment is further evaluated. When we believe there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. During the year ended March 31, 2006, we wrote down the carrying value of one of our equity investments by $75,000. At March 31, 2006, other long lived assets included private investments with a carrying value of $660,000.

(s) Recently Issued Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” and on March 29, 2005, the SEC issued SAB 107, “Share-Based Payment.” SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using a fair-value-based method. The statement replaces SFAS No. 123, supersedes APB No. 25, and amends SFAS No. 95. The effective date of the standard for public companies is for the first annual reporting period beginning after June 15, 2005. As a result, we adopted SFAS No. 123(R) as of April 1, 2006. While the fair value method under SFAS No. 123(R) is very similar to the fair value method under SFAS No. 123 regarding measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits us to recognize forfeitures as they occur while SFAS No. 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. We have continued to evaluate the impact of SFAS No. 123(R) on our financial statements, and on January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share.

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

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not currently anticipate repatriating monies held at our foreign subsidiaries.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. We will determine the impact of this standard on its consolidated financial statements when an accounting change or error correction occurs.

(t) Comprehensive Income (Loss)

We adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income,” following the establishment of our overseas subsidiaries in fiscal year 2004. This statement requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Our comprehensive income is composed of net income and foreign currency translation adjustments.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(1) Summary of Operations and Significant Accounting Policies – (continued)

(u) Foreign Currency Translation

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

(2) Inventory

The components of inventory consist of (in thousands):

	March 31,
	2005	2006

Finished Goods	$746	$649
Work-in-process	9	40
	$755	$689

Finished goods inventory included inventory on consignment of $75,000 and $243,000 at March 31, 2005 and 2006, respectively.

(3) Fixed Assets

Fixed assets consist of (in thousands):

	March 31,
	2005	2006

Equipment, furniture and fixtures	$13,501	$15,317
Parts used in service, not held for sale	15	—
	13,516	15,317
Less accumulated depreciation	(6,760)	(10,484)
	$6,756	$4,833

(4) Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follow (in thousands):

Purchased and internally developed software:

	Useful Life in Years	March 31, 2005 Net Carrying Amount	March 31, 2006
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Purchased software	3	$957	$1,945	$(1,103)	$842
Internally developed software	3	638	9,583	(9,159)	424
		$1,595	$11,528	$(10,262)	$1,266

Amortization of internally developed software costs was $414,000, $463,000 and $327,000 for the years ended March 31, 2004, 2005 and 2006, respectively.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(4) Purchased, Internally Developed Software, Goodwill and Acquired Intangibles – (continued)

Acquired Intangibles:

	Useful Life in Years	March 31, 2005 Net Carrying Amount	March 31, 2006
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired Technology	3-5	$9,543	$11,249	$(4,169)	$7,080
Customer Lists	4-15	13,691	14,440	(3,358)	11,082
Trademarks	3	112	180	(128)	52
Brand name	Indefinite	25,700	25,700	—	25,700
		$49,046	$51,569	$(7,655)	$43,914

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $577,000, $1,752,000 and $5,132,000 for the years ended March 31, 2004, 2005 and 2006, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense

2007	$4,704
2008	4,393
2009	3,943
2010	1,806
2011	1,203
Thereafter	2,165
$18,214

We evaluate the remaining useful life of intangible assets not subject to amortization, such as certain trade names, on each annual reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment. If impairment is found, that intangible asset is then amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(4) Purchased, Internally Developed Software, Goodwill and Acquired Intangibles – (continued)

The following tables present a rollforward of the goodwill and other intangibles, for the 2005 and 2006 fiscal years (in thousands):

	March 31, 2004	Additions(2)	Adjustment(3)	Amortization(1)	March 31, 2005

Goodwill	$15,533	$39,376	$(245)	$—	$54,664
Acquired technology	1,566	9,100	—	(1,123)	9,543
Trademark/brand name	172	25,700	—	(60)	25,812
Customer lists/contracts	1,160	13,100	—	(569)	13,691
	$18,431	$87,276	$(245)	$(1,752)	$103,710

	March 31, 2005	Adjustment(4)	Adjustment(5)	Amortization(1)	March 31, 2006

Goodwill	$54,664	$489	$(1,002)	$—	$54,151
Acquired technology	9,543	—	—	(2,462)	7,081
Trademark/brand name	25,812	—	—	(60)	25,752
Customer lists/contracts	13,691	—	—	(2,610)	11,081
	$103,710	$489	$(1,002)	$(5,132)	$98,065

——————

(1)

Amortization of intangibles is included in “Cost of Revenue” in our Statements of Operations for the fiscal years ended March 31, 2004, 2005 and 2006.

(2)

Includes goodwill, technology acquired, customer lists and trademark/brand name acquired related to the Roxio CSD acquisition, as discussed in Note 10 “Roxio CSD Acquisition.”

(3)

Includes an adjustment to goodwill acquired related to the InterActual acquisition in fiscal year 2004, as discussed in Note 11 to Notes to Consolidated Financial Statements. The adjustment related to a severance accrual recorded at the time of acquisition that was not incurred.

(4)

Includes adjustments to goodwill acquired related to the Roxio CSD Acquisition, completed in the fiscal year ended March 31, 2005 to reflect adjustments for the revaluation for the cost of patents acquired with the Roxio CSD Acquisition in the amount of $1,169,000, net of final payment to Napster of $1,024,000 and other adjustments to net assets and liabilities acquired, as discussed in Note 10 to Notes to Consolidated Financial Statements.

(5)

Includes an adjustment to goodwill related to the InterActual acquisition completed in fiscal year ended March 31, 2004. As discussed in Note 11 to Notes to Consolidated Financial Statements, this adjustment relates to recognition of a deferred tax asset, net of a valuation allowance, for the InterActual acquired net operating losses.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(5) Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31,
	2005	2006

Commissions payable	$985	$1,060
Accrued compensation and benefits	4,200	5,149
Accrued professional services	3,215	3,000
Accrued marketing costs	1,978	2,246
Accrued royalties	4,400	5,227
Accrued acquisition/restructuring costs	2,239	1,608
Other accrued expenses	2,147	6,090
Total accrued liabilities	$19,164	$24,380

(6) Contingencies, Commitments and Credit Facilities

(a) Contingencies

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $2,200,000, on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio, MGI and two others. Upon receiving the results of the claim construction hearing by the district court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the district court’s claim construction to the Federal Circuit Court of Appeal. The case is now in the Federal Circuit Court of Appeal on appeal, Case No. 05-1142. The appeal was heard by the Court on December 7, 2005. We along with the two other remaining defendants in the case will continue to vigorously defend the action on appeal in the event our arguments during appeal are not successful. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation (“Optima”) filed a lawsuit against Roxio, Inc. in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of its patent by Roxio’s Easy CD Creator line of products. Optima sought unspecified damages and injunctive relief. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit, and were joined as a co-defendant in the case. On October 24, 2005, the Court granted our motion for summary judgment, dismissing all of Optima’s infringement claims against us. Optima filed a notice of appeal on January 20, 2006. On May 16, 2006, Optima’s appeal was dismissed by the U.S. Court of Appeals for the Federal Circuit.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(6) Contingencies, Commitments and Credit Facilities – (continued)

(b) Commitments

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $2,065,000, $2,913,000 and $3,981,000 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively. On February 4, 2005, we signed an Amendment No. 3 to our office lease for our Novato Headquarters office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including

•

a lease of approximately 75,000 square feet in a facility located in Santa Clara, California (the “Santa Clara Lease”). Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease expires on November 30, 2006. We have an option to renew the Santa Clara Lease, and are in discussions relating to a potential renewal. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $688,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring.

•

a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31,	Lease Obligation

2007	$5,630
2008	2,262
2009	1,892
2010	1,192
2011	120
Thereafter	—
$11,096

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $35,000 and $2,000 for the fiscal years ending March 31, 2007 and 2008, respectively. As of March 31, 2006, approximately $1,400,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(6) Contingencies, Commitments and Credit Facilities – (continued)

(c) Credit Facilities

On December 13, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with UBOC that provides for a three-year revolving credit facility (as later amended, the “Amended Credit Facility”). On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the required leverage ratio. Total funds available under the Amended Credit Facility are $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of March 31, 2006, the interest rate was 6.22%.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. As of March 31, 2006, we were in compliance with all financial covenants.

(d) Other

We sponsor a 401(k) savings plan covering most U.S. salaried employees. To date, no contributions have been made to this plan by us.

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

On September 2, 2003, at our annual shareholders’ meeting, the shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the authorized number of shares of common stock by 70,000,000 shares, from 30,000,000 shares to 100,000,000.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(7) Shareholders’ Equity — (continued)

On February 5, 2004, we filed a Form S-3 Registration Statement, as amended, with the SEC to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80.0 million. The registration statement has been declared effective by the SEC.

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

As part of the Purchase Price for the Roxio CSD, pursuant to the terms of the Amended Purchase Agreement, we issued to Roxio 653,837 shares of our common stock valued at $8,630,000.

Stock Options

On January 30, 2006 our Board of Directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. As a result of this acceleration, we recorded a charge of approximately $131,000 in accordance with APB No. 25 in the fourth quarter ended March 31, 2006.

Under our September 1989 Stock Option Plan (the “1989 Plan”), options to purchase up to an aggregate of 2,090,000 shares of common stock may be granted to key employees, directors and consultants. Grants of options to the directors of Sonic Solutions may not exceed 140,000 shares. The 1989 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the 1989 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Chief Executive Officer administer the 1989 Plan.

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”), which provides for the grant of stock options to Sonic Solutions’ non-employee directors. Under this plan, stock options are granted annually at the fair market value of Sonic Solutions’ common stock on the date of grant. The number of options so granted annually is fixed by the plan. The total number of shares to be issued under this plan may not exceed 100,000 shares. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. All options to date have been granted as incentive stock options. Options under the Non-Employee Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of director status. Our Board of Directors and Chief Executive Officer administer the Non-Employee Plan.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(7) Shareholders’ Equity — (continued)

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

In February 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 SIP”) and reserved 2,000,000 shares of common stock solely for the grant of “inducement” stock options and other stock-based awards. The 2004 SIP did not require shareholder approval. These shares may be issued in connection with the recruitment of employees in future acquisitions and in the recruitment of other employees in the future. Our Board of Directors and Chief Executive Officer administer the 2004 SIP.

In June 2004, the Board of Directors adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004. The 2004 Plan covers 3,000,000 shares of Common Stock. Our Board of Directors and Chief Executive officer administer the 2004 Plan.

In March 2005, the Board of Directors adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”). The terms and the purposes of the Non-U.S. Plan and the 2004 Stock Incentive Plan are substantially similar. The Board of Directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan which were previously reserved under the 2004 Stock Incentive Plan. Our Board of Directors and Chief Executive officer administer the Non-US Plan.

A summary of Sonic Solutions’ option plans is presented below:

	2004		2005		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	5,292,674	$3.13	5,240,529	$6.60	6,478,837	$10.00
Granted	1,738,475	13.07	1,838,925	18.09	2,980,304	17.28
Exercised	(1,711,922)	2.44	(468,880)	4.51	(1,369,537)	4.20
Forfeited	(78,698)	6.15	(131,737)	7.59	(771,993)	17.58
Outstanding at end of year	5,240,529	$6.60	6,478,837	$10.00	7,317,611	$13.29
Options exercisable at year end	2,934,860	3.82	3,510,707	5.83	6,996,248	13.56
Fair value of options granted during the year		$9.08		$11.24		$10.51

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(7) Shareholders’ Equity — (continued)

The following table summarizes information about stock options outstanding at March 31, 2006.

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at March 31, 2006	Weighted Average Exercise Price

From $1.1200 to $2.5625	799,263	4.25	$1.6716	799,263	$1.6716
From $2.5626 to $5.3200	782,443	5.90	4.0310	663,912	3.9511
From $5.3201 to $13.4730	664,848	6.77	8.0258	491,636	8.1461
From $13.4731 to $14.5500	701,629	8.19	14.0796	701,629	14.0796
From $14.5501 to $15.5000	683,602	9.36	14.9825	683,102	14.9825
From $15.5001 to $16.5400	718,732	8.87	16.0535	718,732	16.0535
From $16.5401 to $20.8600	2,967,094	8.97	18.8035	2,937,974	18.8159
From $1.1200 to $20.8600	7,317,611	7.88	$13.2935	6,996,248	$13.5639

(8) Income Taxes

Income tax expense for the year ended March 31, 2004 consists of:

	Current	Deferred	Total

US federal	$215	—	$215
State and local	33	—	33
Foreign	1,678	—	1,678
	$1,926	—	$1,926

Income tax expense for the year ended March 31, 2005 consists of:

	Current	Deferred	Total

US federal	$948	$(640)	$308
State and local	93	—	93
Foreign	650	—	650
	$1,691	$(640)	$1,051

Income tax expense for the year ended March 31, 2006 consists of:

	Current	Deferred	Total

US federal	$3,695	$(177)	$3,518
State and local	1,574	(1,770)	(196)
Foreign	875	—	875
	$6,144	$(1,947)	$4,197

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(8) Income Taxes – (continued)

The differences between income taxes computed using the applicable statutory federal income tax rate (34% for fiscal years 2004 and 2005; 35% for fiscal year 2006) and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2004	2005	2006

Computed tax at statutory rate	$4,424	$3,262	$8,443
State taxes, net of federal benefit	22	62	1,211
Extraterritorial income exclusion	(419)	(75)	(512)
Change in valuation allowance, net of reclassification in fiscal year 2006 to equity for amount related to benefit from disqualifying dispositions	7,320	(1,868)	(7,858)
Change in estimated value of research credits, net of current year benefit	—	—	3,440
Benefit from net operating loss carryover, temporary differences and tax credits	(11,115)	(1,051)	(476)
Foreign taxes	1,637	650	93
Other differences	57	71	(144)
	$1,926	$1,051	$4,197

The change in valuation allowance for fiscal year 2006 of $7,858,000 impacting the current year rate is comprised of a reversal of the allowance of $19,205,000 reduced by a reclassification to equity of $11,347,000 related to the tax benefit recognized in the current year by virtue of the release of the allowance related to tax deductions claimed in current and prior years for disqualifying dispositions on stock option exercises. In addition, the Company recorded an increase to equity of $3,127,000 related to similar benefits derived from exercises during fiscal year 2006. In total, approximately $14,474,000 was recorded as an increase to equity related to stock option exercise related tax benefits. The change in estimated research credits is comprised of a reduction in the carrying amounts of the credits of approximately $4,439,000 reduced by credits earned in fiscal year 2006 of approximately $999,000. We reduced the carrying amount of our research credits by $4,439,000 as a result of a comprehensive phase I analysis of the estimated realizability of the credits. We plan to complete phase II of the study prior to the end of fiscal year 2007, the purpose of which is to further support our documentation underlying our research credits. We believe, but cannot guarantee that the results of phase II will not result in a significant change in our estimated credits.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(8) Income Taxes – (continued)

The components of deferred taxes are as follows (in thousands):

	March 31,
	2004	2005	2006

Deferred tax assets:
Accounts receivable	$288	$361	$470
Accrued salaries	74	—	—
Inventories	22	218	251
Tax credit carry forwards	8,294	11,621	10,742
Net operating losses	13,348	7,625	5,169
Intangible assets	—	525	—
Accrued vacation pay	224	450	655
Commissions and bonus	63	98	89
Fixed assets	—	—	246
Investments	67	29	—
Warranty and other	141	592	132
Gross deferred tax assets	22,521	21,519	17,754
Valuation allowance	(21,073)	(19,205)	(1,396)
Total deferred tax assets, net of valuation allowance	1,448	2,314	16,358
Deferred tax liabilities:
Intangible assets	(807)	—	(157)
State income taxes	(12)	(1,277)	(1,242)
Fixed assets	(427)	(288)	—
Research and experimental expenses	(202)	(109)	(23)
Total deferred tax liability	(1,448)	(1,674)	(1,422)
Net deferred taxes	$—	$640	$14,936

The prior years ending valuation allowance of $19,205,000 was released during the fiscal year ended March 31, 2006, net of equity related adjustments discussed above, to reflect the Company’s determination that the prior deferred tax assets are more likely than not to be realizable. In the fourth quarter of fiscal 2006, an adjustment was made, as discussed further in Note 11, to record a deferred tax asset related to acquired net operating losses acquired in the InterActual acquisition. The tax effected gross value of these net operating losses is $2,398,000 but as a result of limitations on the amount we may utilize each year through 2021, we have established a valuation allowance on the gross balance of approximately $1,396,000.

As of March 31, 2006, we have cumulative federal net operating losses (exclusive of acquired net operating losses) of approximately $7,916,000 which can be used to offset future income subject to taxes. The federal tax loss carryforwards will expire beginning in the years 2022 through 2024.

As of March 31, 2006, we have cumulative unused research and development tax credits of approximately $3,994,000 and $3,427,000 that can be used to reduce future federal and California income taxes, respectively. Federal credit carryforwards expire from 2013 through 2026; California credits will carryforward indefinitely. Effective December 31, 2005, we discontinued accruing Federal research credit benefits as the related laws have expired. If the laws are extended in future periods, we may record in that future period a benefit retroactive to January 1, 2006 or to such period covered by the law change or extension. We also have cumulative foreign tax credits of approximately $2,518,000.

As a result of completing and filing our federal and California income tax returns for the fiscal year ended March 31, 2005, we revised our estimate of the research and development tax credit to which we were entitled as a result of our identifying an oversight in the compilation of the amounts applicable to the credit calculation. The

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(8) Income Taxes – (continued)

effect of this revision was an increase in deferred tax assets associated with these tax credits of $1,891,000, and a corresponding benefit to our provision for income taxes for the first quarter ended June 30, 2005, because certain reserves against these and other deferred tax assets were released into income during that quarter. The effect of this revision increased our earnings per share for that quarter from the $0.15 previously reported to $0.21. The impact of this revision is reflected in our results for the nine months ended December 31, 2005. On February 27, 2006, we filed amendments to our Quarterly Reports on Form 10-Q for the first and second quarters ended June 30, 2005 and September 30, 2005 that we originally filed with the SEC on August 15, 2005 and November 9, 2005, respectively.

As of March 31, 2006, we have federal minimum tax credit carryforwards of approximately $402,000 that are available to reduce federal regular income taxes, if any, over an indefinite period.

Utilization of our net operating loss carryforwards and tax credits may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credit carryforwards before utilization.

Pursuant to APB No. 23, “Funds Permanently Invested Outside the U.S.,” U.S. corporate income taxes were not provided upon a cumulative total of $970,000 of undistributed net foreign earnings for all non-U.S. subsidiaries. We intend for these funds to be indefinitely reinvested in their respective operations outside the U.S.

Amounts for the current year are based on estimates and assumptions as of the date of this report and could vary from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for the fiscal year 2005 are primarily a result of adjustments to conform to tax returns as filed.

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

Our Chief Executive Officer is considered our chief operating decision maker. The Chief Executive Officer reviews financial information presented on a consolidated basis accompanied by segmented information about revenue by product line and revenue by geographic region for purposes of making operating decisions and assessing financial performance. Financial information reviewed by management includes not only revenue by product line, but also gross margin analysis and operating income for the related operating segments – the consumer and the professional segments.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(9) Significant Customer Information, Segment Reporting and Geographic Information – (continued)

Our professional products segment includes advanced DVD-Video creation tools which are intended for use by high-end technically-oriented customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Net Revenue by Segment (in thousands):

	Years Ended March 31,
	2004	2005	2006

Revenues
Consumer	$48,780	$82,487	$137,129
Professional products	8,073	8,140	11,547
Total net revenue	$56,853	$90,627	$148,676

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Year Ended March 31, 2005
	Consumer	Professional Audio and Video	Unallocated Operating Expenses	Total

Net revenue	$82,487	$8,140	—	$90,627
Operating income (loss)	25,774	(615)	(15,775)	9,384

	Year Ended March 31, 2006
	Consumer	Professional Products	Unallocated Operating Expenses	Total

Net revenue	$137,129	$11,547	—	$148,676
Operating income (loss)	44,717	1,268	(20,947)	25,038

Revenues by Geographic Location:

	Years Ended March 31,
	2004	2005	2006

North America	$33,831	$70,221	$114,377
Export:
France	377	928	2,412
Germany	1,438	2,896	2,191
United Kingdom	1,047	1,572	6,141
Other European	1,770	2,987	4,462
Japan	15,922	9,845	14,648
Singapore	40	104	2,454
Taiwan	1,142	1,288	312
Other Pacific Rim	575	677	1,288
Other international	711	109	391
Total net revenue	$56,853	$90,627	$148,676

We sell our products to customers categorized geographically by each customer’s country of domicile.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(9) Significant Customer Information, Segment Reporting and Geographic Information – (continued)

Long-lived assets (excluding goodwill and other intangible assets) by country:

	March 31,
	2005	2006

North America	$5,723	$3,800
Japan	226	191
Canada	497	456
Other international	310	386
Total long-lived assets	$6,756	$4,833

Significant customer information:

	Percent of Total Revenue			Percent of Total Accounts Receivable March 31,
	Years Ended March 31,
	2004	2005	2006	2005	2006

Dell	22%	33%	20%	19%	21%
Hewlett-Packard	13%	3%	5%	—	1%
Sony	11%	—	—	—	—
Ingram	—	6%	10%	15%	10%
Navarre	—	5%	12%	17%	9%
Digital River	—	—	17%	—	5%

Revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements.

Revenue recognized from Sony is pursuant to development and licensing agreements for which some amounts had been prepaid and previously included in deferred revenue.

Revenue recognized from Ingram and Navarre is pursuant to distributor agreements, in connection with the business lines acquired with the Roxio acquisition.

Revenue recognized from Digital River is pursuant to reseller agreement entered into during fiscal year 2006, resulting in a change of relationship from third party provider to reseller.

(10) Roxio CSD Acquisition

On December 17, 2004 Sonic Solutions and Roxio entered into the Amended Purchase Agreement for the Roxio CSD acquisition, and Sonic announced that it had completed its previously announced purchase of the Roxio CSD. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement which Sonic Solutions and Roxio entered into on August 9, 2004. We believe the Roxio CSD acquisition provides us with a well-recognized set of consumer software brands; access to long-standing distribution channels; strong product marketing expertise; and key relationships with top-tier retail outlets.

Under the terms of the transaction, Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, Sonic initially paid Roxio $70.0 million and issued Roxio 653,837 shares of Sonic common stock (together, the “Purchase Price”) valued at $8,630,000, plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of Sonic’s stock for the two days before through two days following August 9, 2004. In addition, the Amended

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(10) Roxio CSD Acquisition – (continued)

Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, a final payment to Napster Inc. (the seller’s new name) was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. Many of the employees, 212, joined Sonic. The majority of the employees are located in Santa Clara, California and Ontario, Canada.

Subsequent to completion of the Roxio CSD acquisition, the seller, Roxio, Inc. changed its name to Napster, Inc. Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”. Under SFAS No. 141, the purchase price is allocated to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on the evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows:

Common stock issued	$8,630
Cash	73,323
Transaction costs	3,856
Total purchase price	$85,809
Fair market value of liabilities assumed less tangible assets acquired	$(5,056)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Acquired in process technology	3,100
Goodwill	39,865
Net assets acquired	$85,809

The final purchase price and accounting for the acquisition was settled during the fourth quarter of fiscal year ending March 31, 2006, pursuant to the Amended and Restated Asset Purchase Agreement, whereby Sonic remitted final payment due to Napster in the amount of $2,200,000. Of this amount, $1,176,000 related to various amounts previously accrued and $1,024,000 was recorded as an increase in goodwill.

The transaction costs above include approximately $1,000,000 of transaction related liabilities of Sonic including approximately $700,000 for severance payments to former Roxio CSD employees and approximately $300,000 for exit costs associated with the Roxio CSD facilities. Execution of these restructuring plans began within a few months of the date of close of the transaction.

Included in net assets acquired were certain reserves against receivables totaling approximately $9,300,000. From the date of acquisition to March 31, 2006, approximately $7,000,000 in various claims, returns, adjustments, and discounts were charged against pre-acquisition reserves. As of March 31, 2006, based on an analysis of the remaining exposure, we released $1,261,000 of these reserves as a credit to general and administrative expenses in the accompanying statements of operations, leaving a remaining balance of approximately $1,100,000.

As part of the acquisition of Roxio, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs

Liability recorded at acquisition date	$2,214
Payments	(1,649)
Adjustments	835
Balance at March 31, 2006	$1,400

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

(10) Roxio CSD Acquisition – (continued)

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. We do not anticipate significant additional restructuring charges in the next fiscal year.

The value of identifiable intangible assets was determined in accordance with SFAS No. 141, “Business Combinations.” Core developed technology represents technology products that had been introduced into the market, were generating revenue and or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized using an accelerated method over the estimated useful life. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not be amortized.

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with the Roxio CSD acquisition, we identified five research and development projects involving the creation of next generation versions of certain primary software products for which technological feasibility had not been established and no alternative future uses existed. These projects ranged from approximately 35% to 70% complete at the time of acquisition, and we generally anticipate that these projects will have been completed and begun generating revenue by the end of calendar year 2005. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our Consolidated Statements of Operations for the fiscal year ended March 31, 2005.

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

Results for the Roxio CSD have been included in our consolidated results beginning on December 18, 2004. The following pro forma results of operations for the fiscal year ended 2005 are as if the acquisition occurred on April 1, 2004. The pro forma information has been presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations for future periods or the results of operations or financial position that actually would have been realized had we been a combined company during the specified period. The pro forma information excludes non-recurring items which consist of acquired in-process technology expense of $3,100,000 and business integration expense of $2,190,000.

(in thousands, except per share amounts)	2005

Net revenue	$174,000
Net income	$30,500
Basic net income per share	$1.28
Diluted net income per share	$1.13

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004, 2005 and 2006

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

This transaction was accounted for using to the purchase method. The amount and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Purchase price paid as:
Cash paid	$8,800
Transaction costs	830
Total purchase price	$9,630
Allocated to:
Fair value of InterActual’s assets and liabilities	$(71)
Goodwill	7,571
Acquired technology	1,010
Customer contracts and related relationships	940
Trademarks and brand names	180
Net assets acquired	$9,630

During the fourth quarter of fiscal year 2006, we recorded an adjustment to goodwill to recognize deferred tax assets for acquired net operating loss carryforwards in the amount of approximately $2,399,000, offset in part, with an allowance against this asset in the amount of approximately $1,397,000, relating to the limitations on the utilization of their net operating loss.

The acquired technology is being amortized over five years, the customer contracts and related relationships are being amortized over 15 years, and the trademark and brand names are being amortized over three years. The weighted average amortization period is 7.7 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our independent registered public accounting firm in July 2005 from KPMG LLP (“KPMG”) to BDO Seidman, LLP. Information regarding the change in the independent registered public accounting firm was reported in our Current Report on Form 8-K dated July 26, 2005. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our Registration Statements on Form S-8 and Form S-3.

Item 9A. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

As of March 31, 2006, the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective due to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting immediately below.

b. Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control – Integrated Framework.”

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

As a result of our assessment, performed on the basis of the COSO criteria, management has identified a material weakness in the Company’s interim and annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2006:

We did not maintain sufficient personnel with an appropriate level of knowledge and experience in the application of generally accepted accounting principles (GAAP), particularly with respect to purchase accounting and acquisition integration. We have not employed sufficient personnel qualified to properly account for the complexities of purchase accounting and related post acquisition integration accounting; and have not employed a sufficient number of qualified personnel to follow through on the related increased controls necessary as a result of acquisitions. As a result, we did not perform an evaluation of our estimated pre-acquisition accounts receivable allowances for returns and deductions related to the Roxio CSD acquisition which acquisition occurred in December 2004. This resulted in a material adjustment of approximately $1.3 million to reduce certain contra accounts receivable balances. In addition, for the InterActual acquisition, we did not properly identify the work necessary to analyze and account for certain acquired net operating losses, resulting in a adjustment of approximately $1.0 million, net of allowances, to goodwill and to deferred tax assets. In addition, we did not maintain adequate controls regarding analysis and review of certain accrued liabilities accounts related to our acquired retail channel activities, resulting in certain adjustments to our accruals. Finally, we have not completed fixed asset physical inventories associated with the assets purchased through our historical acquisitions, resulting in a material risk that the assets could have been disposed of, may not be able to be located or are not in active use. These adjustments resulting from this material weakness were identified by BDO Seidman, our independent registered public accountants and were recorded prior to the filing of this Form 10-K for the year ended March 31, 2006.

BDO Seidman has issued an auditors’ report on management’s assessment of our internal control over financial reporting. The auditors’ report is included in the Report of BDO Seidman, Independent Registered Public Accounting Firm, that appears on page 56 of this Annual Report on Form 10-K.

c. Remediation Plans

During the fourth quarter of fiscal year 2006, there were no significant changes in our internal control over financial reporting. During the first quarter of fiscal 2007, we have taken the following actions towards remediation of the material weakness described above:

•

We have engaged a third party to consult on tax related acquisition issues.

•

We are developing plans to address the completion of a physical inventory of significant, acquired fixed assets in order to track and monitor them.

•

We have had initial discussions regarding the engagement of one or more third party resources to assist in acquisition accounting and integration to the extent such an event were to occur in the future.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file our definitive proxy statement for our 2006 annual shareholders’ meeting pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and certain information included in such proxy statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report. Information relating to our directors will be presented in our definitive proxy statement for the 2006 annual shareholders meeting and is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to executive compensation will be presented in our definitive proxy statement for the 2006 annual shareholders meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership will be presented in our definitive proxy statement for the 2006 annual shareholders meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to related party transactions will be presented in our definitive proxy statement for the 2006 annual shareholders meeting and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information relating to our principal accountant fees and services will be presented in our definitive proxy statement for the 2006 annual shareholders meeting and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. Financial Statements.

Included in Part II of this Report:

Consent of Independent Registered Public Accounting Firm (page 55 of this Report).

Consolidated Balance Sheets as of March 31, 2005 and March 31, 2006.

Consolidated Statements of Operations for each of the years in the three year period ended
March 31, 2006.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for each of the years in the three year period ended March 31, 2006.

Consolidated Statements of Cash Flows for each of the years in the three year period ended
March 31, 2006.

Notes to Consolidated Financial Statements (pages 63 through 90 of this Report).

(a) 2. Financial Statements Schedule.

Included in Part IV of this Report:

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a) 3. Exhibits:

Exhibit	Note	Title

3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
4.2	(4)	Certificate of Determination of Series D Preferred Stock of Registrant
4.3	(5)	Certificate of Determination of Series E Preferred Stock of Registrant
10.1	(6)

Asset Purchase Agreement among VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., VERITAS Software International Ltd. and Registrant, dated November 13, 2002

10.2	(9)	Agreement and Plan of Reorganization by and among Registrant, Snow Acquisition Corporation and InterActual Technologies, Inc., dated January 31, 2004
10.3	(13)	Amended and Restated Asset Purchase Agreement between Registrant and Roxio, Inc., dated December 17, 2004
10.4	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004
10.5	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.6	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.7	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.8	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.9	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002
10.10	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.11	(1)	Form of Indemnity Agreement

Exhibit	Note	Title

10.12	(1)	Amended and Restated Stock Option Plan (compensatory plan)
10.13	(3)	1998 Stock Option Plan (compensatory plan)
10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan
10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.17	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.18	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.19	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.20	(11)	Sonic Solutions 2004 Stock Incentive Plan
10.21	(16)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.22	(17)	First Amendment to Loan and Security Agreement, dated December 20, 2005, by and between Sonic Solutions and Union Bank of California, N.A.
16.1	(18)	Letter regarding Change in Certifying Accountant.
21.1	*	List of subsidiaries
23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

——————

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

(12)

Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.

(13)

Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.

(14)

Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended
December 31, 2004.

(15)

Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.

(16)

Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended
March 31, 2005.

(17)

Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(18)

Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on July 26, 2005.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE

SONIC SOLUTIONS

VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2004, 2005 and 2006
(in thousands)

	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts
Year ended March 31, 2004	$425		$30	$—	$(212)	$243
Year ended March 31, 2005	1,139	(a)	155	309	(341)	1,262
Year ended March 31, 2006	1,262		672	(378)	(313)	1,243
Sales discounts, returns and allowances
Year ended March 31, 2004	—		—	—	—	—
Year ended March 31, 2005	9,346	(a)	—	2,726	(2,957)	9,115
Year ended March 31, 2006	9,115		(1,061)	11,978	(16,040)	3,992

——————

(a)

Includes balances from the Roxio CSD acquisition as of the December 17, 2004 opening balance sheet.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on June 14, 2006.

SONIC SOLUTIONS

By:	/s/ David C. Habiger
David C. Habiger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Habiger	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2006
David C. Habiger

/s/ Robert J. Doris	Director	June 14, 2006
Robert J. Doris

/s/ Robert M. Greber	Director	June 14, 2006
Robert M. Greber

/s/ Peter J. Marguglio	Director	June 14, 2006
Peter J. Marguglio

/s/ R. Warren Langley	Director	June 14, 2006
R. Warren Langley

/s/ Mary C. Sauer	Director	June 14, 2006
Mary C. Sauer

/s/ A. Clay Leighton	Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	June 14, 2006
A. Clay Leighton