Form 10-K/A
period 2006-03-31
SONIC SOLUTIONS/CA/
filed 2006-07-27
CIK 916235

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
Yes ☐        No ☒

The aggregate market value of the voting stock held by non affiliates of the registrant on September 30, 2005, based upon the closing price of the Common Stock on the NASDAQ National Market for such date, was approximately $508,580,458.1

The number of outstanding shares of the registrant’s Common Stock on June 9, 2006 was 25,853,802.

This Form 10-K/A (Amendment No. 1) of Sonic Solutions (“Sonic”) is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3), and to reflect the certifications required to be filed with this Amendment No. 1. No other changes have been made to the Annual Report on Form 10-K filed by Sonic with the Securities and Exchange Commission on June 14, 2006.

1           Excludes 1,144,494 shares held by directors, officers and ten percent or greater shareholders on September 30, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

SONIC SOLUTIONS

PART III

Item 10. Directors and Executive Officers of Sonic Solutions

Information regarding Sonic’s executive officers is included in Item 1 of Sonic’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2006.

Sonic’s bylaws currently provide for a board consisting of not less than five nor more than seven directors. The number of directors is presently fixed at five. The term of office of each person elected as a director will continue until the next annual meeting of shareholders or until his or her successor has been elected and qualified.

The name of and certain other information regarding each director is set forth in the table below.

Name of Director	Age	Position With Sonic	Director Since
Robert J. Doris	54	Chairman of the Board	1986
Mary C. Sauer	54	Secretary and Director	1986
Robert M. Greber	68	Director	1993
Peter J. Marguglio	59	Director	1986
R. Warren Langley	63	Director	2001

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of Sonic.

Robert J. Doris. Mr. Doris co-founded Sonic in 1986, served as Chairman of the Board, President, and Chief Executive Officer from 1986 to April 2005 and from April 2005 to September 26, 2005 served as Chairman of the Board and Chief Executive Officer. On September 26, 2005, Mr. Doris became Chairman of the Board. Prior to 1986, he was President of The Droid Works, a subsidiary of Lucasfilm Ltd., which produced computer-based video and digital audio systems for the film and television post-production and music recording industries. Prior to founding The Droid Works, Mr. Doris was a Vice President of Lucasfilm and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

Mary C. Sauer. Ms. Sauer co-founded Sonic in 1986 and served as a vice president from 1986 to September 26, 2005, including as Senior Vice President of Marketing and Sales from February 1993 to September 26, 2005, and has served as a director from 1986 until the present. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

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

R. Warren Langley. Mr. Langley has served as a director of Sonic since June 2001. Since January 2000, Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture-capital firm that emphasizes social investing. From January 2000 to May 2000, he served as interim CEO of Brush Dance, a creator of Mind-Body-Spirit products. From September 1996 until March 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From August 1987 to January 1998, he was a Principal and Chief Operating Officer of Hull Trading in Chicago, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and worked in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for fifteen years. Mr. Langley holds a B.S. degree in Engineer Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Ph.D. in Operations Research from Georgia Institute of Technology.

Audit Committee; Audit Committee Financial Expert

Sonic’s board of directors has established an audit committee for the purpose of overseeing the accounting and financial reporting processes of Sonic and audits of Sonic’s financial statements. During fiscal 2006, and currently, the audit committee of the board consists of Messrs. Marguglio, Greber and Langley.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Sonic’s directors and executive officers, and persons who own more than 10% of a registered class of Sonic’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish Sonic with copies of all Section 16(a) forms that they file.

To Sonic’s knowledge, based solely on review of the copies of such reports furnished to Sonic and written representations that no other reports were required, during fiscal 2006, each of the directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements during fiscal 2006 except that two Form 4s reporting an aggregate of eighteen same-day exercise and sale transactions by Mr. Doris and Ms. Sauer were inadvertently filed one day late.

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

Item 11. Executive Compensation

The following table sets forth the total compensation for the fiscal years ended March 31, 2006, 2005 and 2004 for the Chief Executive Officer and each of Sonic’s other executive officers who earned at least $100,000 during fiscal 2006 and who served as executive officers at fiscal year end. None of the named executive officers earned any bonuses or compensation for these fiscal years other than as set forth in the table or received any restricted stock awards, stock appreciation rights or long-term incentive plan payouts.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year Ended March 31,	Salary ($)		Bonus($)	Number of Securities Underlying Options (#)(1)
David C. Habiger (2) President and Chief Executive Officer	2006	$229,916		$152,985	400,000
	2005	$103,333		$114,582	0
	2004	$83,333		$130,601	0

Robert J. Doris (3) Chairman of the Board	2006	$218,750	(4)	$0	0
	2005	$225,000		$0	170,000
	2004	$225,000		$0	170,000

Mary C. Sauer (5) Secretary and Director	2006	$158,917	(6)	$0	0
	2005	$162,000		$0	80,000
	2004	$155,925		$0	80,000

A. Clay Leighton (7) Executive Vice President and Chief Financial Officer	2006	$255,730		$0	200,000
	2005	$215,000		$100,000	100,000
	2004	$223,750		$15,000	0

Mark Ely (8) Executive Vice President of Strategy	2006	$190,513		$85,047	40,000

(1)	All figures in this column represent options to purchase Sonic’s common stock.
(2)	On April 28, 2005, Mr. Habiger was named President and on September 26, 2005, he was named President and Chief Executive Officer.
(3)
On April 28, 2005, Mr. Doris resigned from the position of President but remained as Chief Executive Officer and Chairman of the Board. On September 26, 2005, Mr. Doris resigned from the position of Chief Executive Officer but remained as Chairman of the Board.

(4)	Includes $ 96,875 paid to Mr. Doris for services provided from September 26, 2005 to March 31, 2006.
(5)	On September 26, 2005, Ms. Sauer resigned from the position of Senior Vice President, Business Development but remained as Secretary and a director.
(6)	Includes $71,167 paid to Ms. Sauer for services provided from September 26, 2005 to March 31, 2006.
(7)	On September 26, 2005, Mr. Leighton was named Executive Vice President and Chief Financial Officer.
(8)	On September 26, 2005, Mr. Ely was named Executive Vice President of Strategy.

The following table sets forth certain information regarding grants of stock options made during fiscal 2006 to the executive officers named in the Summary Compensation Table. Since inception, Sonic has not granted any stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR (1)

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date	5%	10%
David C. Habiger	400,000(2)	13.42%	$19.99	9/23/2015	$5,028,641	$12,743,565
A. Clay Leighton	200,000(2)	6.71%	$19.99	9/23/2015	$2,514,321	$6,371,782
Mark Ely	40,000(3)	1.34%	$19.76	9/21/2015	$497,078	$1,259,694

(1) (2)
No options were granted to Robert J. Doris or Mary C. Sauer during fiscal 2006.

Options originally vested ratably over a period of four years at a rate of 2.0833% per month. On January 30, 2006, the board of directors of Sonic approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under Sonic’s various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of Sonic’s common stock on that date was $16.46 per share. As a result, these options became fully vested as of January 30, 2006.

(3)
Options originally vested pursuant to our standard 4 year vesting schedule including a 1 year cliff. As a result of the acceleration of vesting described above, these options became fully vested as of January 30, 2006.

The exercise price is equal to the fair market value of Sonic’s common stock on the date of grant, as determined by reference to the closing price of Sonic’s common stock on the Nasdaq National Market. The options are subject to earlier expiration in the event of the officer’s termination of employment with Sonic. Potential realizable value is based on an assumption that the fair market value of the stock on the date of grant appreciates at the stated rate, compounded annually, from the date of grant until the end of the option terms. These values are calculated based on requirements promulgated by the SEC and do not reflect Sonic’s estimate of future stock price appreciation. All of the options in the above table were granted under Sonic’s stock option plans.

The following table sets forth information regarding the number and value of options exercised during fiscal 2006 and of unexercised options held by the named executive officers on March 31, 2006. Value of in-the-money options is considered to be the difference between the exercise price and the closing price of $18.11 per share of the common stock as quoted on the Nasdaq National Market on March 31, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of In-the-Money Options at Fiscal Year End Exercisable/Unexercisable(1)
Robert J. Doris	417,321	6,909,668	782,679/0	$7,266,892/0
Mary C. Sauer	273,172	4,419,047	368,828/0	$3,516,757/0
David C. Habiger	0	0	400,000/0	$0/0
A. Clay Leighton	95,000	$1,812,630	583,000/0	$4,493,470/0
Mark Ely	13,550	$270,468	151,825/8,125	$573,675/114,845

(1)
These values have not been, and may not be, realized, and are based on the positive spread between the respective exercise prices of the outstanding stock options and the closing price of Sonic’s common stock at March 31, 2006 ($18.11).

Sonic did not make any awards during fiscal 2006 to any of the executive officers named in the Summary Compensation Table under any long-term incentive plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, excluding the stock options set forth above.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

None of Sonic’s executive officers has an employment, termination of employment or change-in-control agreement with Sonic.

Compensation Committee Interlocks and Insider Participation

The audit committee, functioning as the compensation committee, determined executive compensation for fiscal 2006. No member of the audit committee served as an officer or employee of Sonic or any of its subsidiaries during fiscal 2006 or previously. No Sonic executive officer served on the board of directors or compensation committee of any entity, which has one or more executive officers serving as a member of Sonic’s board or committee thereof.

Compensation of Directors

At its annual meeting on November 11, 2005, Sonic’s Board approved compensation arrangements for the outside directors, effective immediately and until the Board’s next annual meeting. Sonic’s three outside directors, Messrs. Robert M. Greber, R. Warren Langley and Peter J. Marguglio each shall receive a cash retainer of $30,000, payable quarterly in arrears, and received an option grant to purchase 18,000 shares of Sonic’s common stock under the 2004 Equity Compensation Plan at an exercise price of $15.29 per share, which represented the closing selling price per share of Sonic’s common stock on the Nasdaq National Market on November 11, 2005. For his service as chairperson of Sonic’s audit committee, Mr. Greber shall receive an additional cash retainer of $7,500, payable quarterly in arrears, and received an additional option grant to purchase 4,500 shares of Sonic’s common stock under the 2004 Equity Compensation Plan at an exercise price of $15.29 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2006 (i) by each person who is known by Sonic to own beneficially more than 5% of the common stock, (ii) by each of Sonic’s directors, (iii) by each of Sonic’s executive officers, and (iv) by all directors and executive officers as a group.

NAME AND ADDRESS(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	PERCENTAGE OF SHARES BENEFICIALLY OWNED(2)
Mazama Capital Management, Inc.(3) One Southwest Columbia Street, Suite 1500 Portland, OR 97258	2,186,645	8%
Munder Capital Management(4) 480 Pierce Street Birmingham, MI 48009	1,959,411	8%
EARNEST Partners, LLC(5) 75 Fourteenth Street, Suite 2300 Atlanta, GA 30309	1,521,192	6%
Unicredito Italiano S.p.A.(6) Piazza Cordusio 2 20123 Milan, Italy	1,242,556	5%
Robert J. Doris (7)	1,407,291	5%
Mary C. Sauer (8)	529,767	2%
Peter J. Marguglio (9)	335,943	1%
Robert M. Greber (10)	111,875	*
R. Warren Langley (11)	93,500	*
David C. Habiger (12)	400,000	2%
A. Clay Leighton (13)	612,500	2%
Mark Ely (14)	154,950	1%
All directors and executive officers as a group (8 persons)	3,645,826	14%

*Less than 1%.

(1)	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.

(2)
This table is based upon information supplied by directors, officers and principal shareholders. Applicable percentage ownership for each shareholder is based on 25,870,642 shares of common stock outstanding as of June 30, 2006, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

(3)	The information is based solely on Schedule 13G filed with the SEC by Mazama Capital Management on February 8, 2006.

(4)	The information is based solely on Schedule 13G filed with the SEC by Munder Capital Management on March 30, 2006.

(5)	The information is based solely on Schedule 13G filed with the SEC by EARNEST Partners, LLC on February 14, 2006.

(6)	The information is based solely on Schedule 13G filed with the SEC by Unicredito Italiano S.p.A on February 7, 2006.

(7)	Includes 708,556 shares owned by Mr. Doris, and 698,735 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(8)	Includes 217,995 shares owned by Ms. Sauer, and 311,772 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(9)	Includes 188,443 shares owned by Mr. Marguglio, and 147,500 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(10)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(11)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(12)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(13)	Includes 29,500 shares owned by Mr. Leighton and 583,000 shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

(14)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of June 30, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER
STOCK OPTION PLANS

The following table provides information as of March 31, 2006 regarding securities authorized for issuance under Sonic’s stock option plans. The stock option plans of Sonic include the 1989 Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan, the 1998 Stock Option Plan, the 2000 Stock Option Plan, the 2004 Stock Incentive Plan (the “2004 Incentive Plan”), the 2004 Equity Compensation Plan and the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”). All of the stock option plans, except for the 2004 Incentive Plan and the Non-U.S. Plan, were approved by Sonic’s shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,226,620	$12.44	1,248,237
Equity compensation plans not approved by security holders	1,090,208	$18.21	826,495
TOTAL	7,316,828	$13.29	2,074,732

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

On January 30, 2006, the board of directors of Sonic approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under Sonic’s various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of Sonic’s common stock on that date was $16.46 per share.

A description of the material features of the 2004 Incentive Plan, which was not approved by Sonic’s shareholders, is set forth below. In March 2005, the board of directors adopted the Non-U.S. Plan for the grant of stock options to non-U.S. employees. The terms and the purposes of the Non-U.S. Plan and the 2004 Incentive Plan are substantially similar. Awards under the Non-U.S. Plan and the 2004 Incentive Plan are granted only to employees of Sonic as a material inducement to the employee’s entering into service with Sonic. The board of directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan that were previously reserved under the 2004 Incentive Plan. The Non-U.S. Plan was not approved by Sonic’s shareholders. The Non-U.S. Plan will continue in effect until 2015.

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

Acquisition of Sonic.    If Sonic is acquired, whether by sale, transfer of assets, merger or similar transaction, any award not assumed or replaced shall automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights immediately prior to the specified effective date of such sale, transfer of assets, merger or similar transaction.

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

Item 13. Certain Relationships and Related Transactions

In addition to serving as directors, Robert J. Doris and Mary C. Sauer provide services to Sonic relating to strategic planning. During fiscal 2006, Sonic paid fees of $96,875 to Mr. Doris and $71,167 to Ms. Sauer for services provided from September 26, 2005 to March 31, 2006. In addition, Mr. Doris and Ms. Sauer received Sonic’s standard health benefits. There are no written agreements with respect to these services.

Sonic has entered into indemnification agreements with each of its directors and executive officers. Such agreements require Sonic to indemnify such individuals to the fullest extent permitted by California law.

All transactions between Sonic and its officers, directors, principal shareholders and affiliates have been and will be approved by a majority of its board of directors, including a majority of Sonic’s disinterested, non-employee directors on the board, and have been or will be on terms no less favorable to Sonic than could be obtained from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

BDO Seidman, LLP performed services for Sonic in fiscal 2006 and KPMG LLP performed services for Sonic in fiscal 2005 related to financial statement audit work, quarterly reviews, tax services, audit of internal control over financial reporting, special projects and other ongoing consulting projects. Fees paid or payable to BDO Seidman, LLP and KPMG LLP in fiscal 2006 and 2005 were as follows:

Fees	March 31, 2006	March 31, 2005
AUDIT FEES:
Audit Review and Preparation - Consists of fees billed for audit of financial statements and review of interim financial statements	$1,368,657	$1,839,750
Statutory Audits - Consists of fees billed in relation to required statutory audits of foreign subsidiaries	—	—
SEC Compliance - Consists of fees billed for assistance with our SEC filings	57,260	143,000
TOTAL AUDIT FEES	1,425,917	1,982,750
AUDIT-RELATED FEES	—	—
TAX FEES:
Consists of fees billed in relation to preparation and review of income tax returns, fees billed in relation to advice on tax matters and consists of tax planning and strategy services	—	89,554
ALL OTHER FEES:
Consists of other products or services, including financial information systems design and implementation services	—	219,528
TOTAL ALL FEES	$1,425,917	$2,291,832

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from Sonic. In accordance with its policies and procedures, our audit committee approved all audit and non-audit services prior to them being performed by BDO Seidman, LLP and KPMG LLP in fiscal 2006 and fiscal 2005, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report on Form 10-K/A:

(1)   Exhibits

The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on July 26, 2006.

Sonic Solutions

By:	/s/ David C. Habiger
David C. Habiger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

July 26, 2006	/s/ David C. Habiger
President and Chief Executive Officer (Principal Executive Officer) David C. Habiger

July 26, 2006	/s/ Robert J. Doris
Chairman of the Board Robert J. Doris

July 26, 2006	/s/ Mary C. Sauer
Secretary and Director Mary C. Sauer

July 26, 2006	/s/ Robert M. Greber
Director Robert M. Greber

July 26, 2006	/s/ Peter J. Marguglio
Director Peter J. Marguglio

July 26, 2006	/s/ R. Warren Langley
Director R. Warren Langley

July 26, 2006	/s/ A. Clay Leighton
Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer) A. Clay Leighton

INDEX TO EXHIBITS

Exhibit	Note	Title
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
4.2	(4)	Certificate of Determination of Series D Preferred Stock of Registrant
4.3	(5)	Certificate of Determination of Series E Preferred Stock of Registrant
10.1	(6)
Asset Purchase Agreement among VERITAS Software Corporation, VERITAS Operating Corporation, VERITAS Software Global Corporation, VERITAS Software Holdings, Ltd., VERITAS Software International Ltd. and Registrant, dated November 13, 2002.

10.2	(9)	Agreement and Plan of Reorganization by and among Registrant, Snow Acquisition Corporation and InterActual Technologies, Inc., dated January 31, 2004
10.3	(13)	Amended and Restated Asset Purchase Agreement between Registrant and Roxio, Inc., dated December 17, 2004
10.4	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004
10.5	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.6	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.7	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.8	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.9	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002
10.10	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.11	(1)	Form of Indemnity Agreement
10.12	(1)	Amended and Restated Stock Option Plan (compensatory plan)
10.13	(3)	1998 Stock Option Plan (compensatory plan)
10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan
10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.17	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.18	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.19	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.20	(11)	Sonic Solutions 2004 Stock Incentive Plan
10.21	(16)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)

Exhibit	Note	Title
10.22	(17)	First Amendment to Loan and Security Agreement, dated December 20, 2005, by and between Sonic Solutions and Union Bank of California, N.A.
16.1	(18)	Letter regarding Change in Certifying Accountant
21.1	(19)	List of subsidiaries
23.1	(20)	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
23.2	(21)	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	(22)	Section 1350 Certification of Chief Executive Officer
32.2	(23)	Section 1350 Certification of Chief Financial Officer

* filed herewith.

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 30, 2002.
(8)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(9)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(10)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(11)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
(13)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(14)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(15)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(16)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(18)	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed on July 26, 2005.
(19)	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on June 14, 2006.
(20)	Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed on June 14, 2006.
(21)	Incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed on June 14, 2006.
(22)	Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K filed on June 14, 2006.
(23)	Incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K filed on June 14, 2006