Form 10-Q
period 2006-06-30
SONIC SOLUTIONS/CA/
filed 2006-08-14
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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
Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐      Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2006
Common stock, no par value per share	25,901,215

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2006
ASSETS	March 31*	June 30
		(unaudited)
Current Assets:
Cash and cash equivalents	$18,731	$11,719
Short term investments	42,350	53,375
Accounts receivable, net of allowance for returns and doubtful accounts of $5,235 and $4,329 at March 31, 2006 and June 30, 2006, respectively	23,141	23,760
Inventory	689	515
Deferred tax benefit	3,879	3,879
Prepaid expenses and other current assets	3,771	3,767
Total current assets	92,561	97,015

Fixed assets, net	4,833	4,145
Purchased and internally developed software, net	1,266	1,053
Goodwill	54,151	54,151
Acquired intangibles, net	43,914	42,745
Deferred tax benefit, net	11,391	11,391
Other assets	1,355	1,089

Total assets	$209,471	$211,589

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,727	$5,185
Accrued liabilities	24,380	24,518
Deferred revenue	7,795	6,033
Obligations under capital leases, current portion	35	24
Total current liabilities	39,937	35,760
Bank note payable	30,000	30,000
Other long term liabilities, net of current portion	373	334
Deferred revenue, net of current portion	2	82
Obligations under capital leases, net of current portion	2	1
Total liabilities	70,314	66,177

Commitments and contingencies (Note 9) Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2006, and June 30, 2006, respectively	---	---
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 and 25,870,642 shares issued and outstanding at March 31, 2006 and June 30, 2006, respectively	126,880	129,180
Accumulated other comprehensive income (loss)	(937)	(1,072)
Accumulated earnings	13,214	17,304
Total shareholders’ equity	139,157	145,412
Total liabilities and shareholders’ equity	$209,471	$211,589

See accompanying notes to condensed consolidated financial statements.

* The consolidated balance sheet at March 31, 2006 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarters Ended June 30,
	2005	2006
Net revenue	$35,519	$36,886
Cost of revenue	9,765	7,716
Gross profit	25,754	29,170

Operating expenses:
Marketing and sales	8,523	7,529
Research and development	9,874	10,732
General and administrative	4,909	4,264
Business integration	295	---
Total operating expenses	23,601	22,525

Operating income	2,153	6,645

Other income (expense), net	(113)	158
Income before income taxes	2,040	6,803

Provision (benefit) for income taxes	(3,864)	2,713
Net income	$5,904	$4,090

Net income per share
Basic	$0.24	$0.16
Diluted	$0.21	$0.15

Shares used in computing net income per share
Basic	24,350	25,778
Diluted	27,499	27,413

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Quarter Ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$5,904	$4,090
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	2,681	2,264
Deferred taxes	(4,201)	---
Provision for returns and doubtful accounts, net of write-offs and recoveries	(1,610)	(906)
Tax benefit from employee stock option plan	---	1,002
Excess tax benefits from stock-based compensation	---	(931)
Stock-based compensation	---	669
Changes in operating assets and liabilities:
Accounts receivable	942	287
Inventory	40	174
Prepaid expenses and other current assets	(181)	79
Other assets	263	191
Acquired intangibles sold as part of operations	1,169	---
Accounts payable	191	(2,542)
Accrued liabilities	1,451	99
Deferred revenue	1,666	(1,682)
Net cash generated by operating activities	8,315	2,794
Cash flows from investing activities:
Purchase of fixed assets	(824)	(188)
Investment in short term instruments	---	(11,025)
Additions to purchased and internally developed software	(245)	(6)
Net cash used in investing activities	(1,069)	(11,219)
Cash flows from financing activities:
Proceeds from exercise of common stock options	259	629
Excess tax benefits from stock-based compensation	---	931
Principal payments on capital leases	(37)	(12)
Net cash generated by financing activities	222	1,548
Effect of exchange rate changes on cash and cash equivalents	(51)	(135)
Net increase (decrease) in cash and cash equivalents	7,417	(7,012)
Cash and cash equivalents, beginning of period	35,436	18,731
Cash and cash equivalents, end of period	$42,853	$11,719
Supplemental disclosure of cash flow information:
Interest paid during period	$356	$495
Income taxes paid during period	$183	$796

Supplemental disclosure of non-cash transactions:
Adjustment of Roxio goodwill to increase acquired intangibles	$1,169	$	---
Adjustment of Roxio goodwill to decrease acquired liabilities	$226	$	---

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company,” have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, as amended, filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Certain Concentrations

We prepare our financial statements in conformity with GAAP. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Management is required to make judgmental estimates in the areas of revenue, sales returns reserves, allowance for doubtful accounts, legal and other accruals. Actual results may differ from these estimates.

Short Term Investments

Short term investments consist of auction rate securities available for sale. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.

Revenue Recognition

We recognize software-related revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. We also sell and license patents and patented technology. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements, for example, the license to use software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our historical pricing for those products and services when sold separately or, in the case of support services, annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements (typically, for example, the software license itself) in the arrangement, but does exist for the undelivered elements. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, a purchase order or a royalty report), delivery of the product or other deliverable has occurred, no significant obligations with regard to implementation or other requirements remain, the fee is fixed or determinable, and collectibility is probable. We consider all arrangements with payment terms longer than one year from the time of delivery not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all other revenue recognition criteria have been met.

Revenue from development agreements, in which the development or other services are essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers is generally recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements often provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable.

Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, for example, due to reduced demand for our products or other factors, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables, or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

In certain instances, a development agreement accounted for using the proportional performance method may include undelivered elements, such as maintenance and support, and vendor specific objective evidence may not exist for the undelivered elements. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (e.g., the maintenance period).

In general, we recognize patent program revenue in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction. For example, in a licensing transaction where patents were licensed with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. During the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, and a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

We follow Emerging Issues Task Force (“EITF”) 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent”.  Generally, we record revenue at gross and record costs related to a sale in cost of revenue.  In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method.  When we record revenues at net, revenue is reported at the net amount received and retained by us.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred maintenance and support; (2) amounts billed to certain distributors for our products not yet sold through to the end-user customers; (3) amounts billed to customers during either the current fiscal year or in prior fiscal years for license and development agreements in advance of recognizing the related revenue; and (4) amounts billed for undelivered elements and delivered elements of multiple element arrangements for which vendor-specific objective evidence of the fair values does not exist.

(2)	Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, used in the calculation of basic and diluted net income per share for the quarters ended June 30, 2005 and 2006, respectively (in thousands, except per share data):

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2006
Net income applicable to common shareholders	$5,904	$4,090

Net income per share
Basic	$0.24	$0.16
Diluted	$0.21	$0.15

Shares used in computing net income
Basic	24,350	25,778
Diluted	27,499	27,413

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the quarters ended June 30, 2005 and 2006, respectively (in thousands):

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2006
Shares used in basic net income per share computation	24,350	25,778
Effect of dilutive potential common shares resulting from stock options	3,149	1,635
Shares used in diluted net income per share computation	27,499	27,413

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands), respectively:

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2006
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	3,707	3,099
Shares excluded from diluted net income per share computation	3,707	3,099

(3)	Employee Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Sonic adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options or employee stock purchase plan had been recognized in our results of operations since the exercise price of the options issued to employees and directors were granted at the fair market value of the underlying stock at the date of grant.

We elected the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The following table sets forth the summary of option activity under our stock option plans for the three months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
Outstanding at April 1, 2006	7,317,611	$13.29
Options granted	52,600	$15.84
Options exercised	184,689	$3.45
Options cancelled/forfeited/expired	67,668	$17.04
Outstanding at June 30, 2006	7,117,854	$13.54	7.71	$27,809,284
Exercisable at June 30, 2006	6,859,861	$13.74	7.72	$25,695,999

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of June 30, 2006 ($16.50 per share).

The total intrinsic value of options exercised for the three months ended June 30, 2006 was $2,507,053.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006 (in thousands, except number of years and per share data):

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at June 30, 2006	Weighted Average Exercise Price
$1.1200 to $2.5625	652,251	3.95	$1.68	652,251	$1.68
$2.5626 to $5.3200	767,210	5.64	4.01	687,471	3.97
$5.3201 to $13.4730	647,839	6.54	8.05	522,305	8.12
$13.4731 to $14.5500	719,409	8.01	14.09	694,409	14.08
$14.5501 to $15.5000	677,247	9.11	14.98	677,247	14.98
$15.5001 to $16.5400	710,732	8.62	16.05	710,732	16.05
$16.5401 to $20.8600	2,943,166	8.73	18.79	2,915,446	18.81
$1.1200 to $20.8600	7,117,854	7.71	$13.54	6,859,861	$13.74

As of June 30, 2006, total unamortized stock-based compensation expense related to non-vested stock options was $1,287,968, which is expected to be recognized over the remaining vesting period of up to 48 months. We have used the ratable method to recognize compensation expense for all stock-based awards granted prior to April 1, 2006 and will continue to use the ratable method for awards granted on or subsequent to April 1, 2006.

The total recognized tax benefit related to stock-based compensation expense is $1,002,000 for the quarter ended June 30, 2006. There was no tax related benefit recognized for the quarter ended June 30, 2005. The adoption of SFAS No. 123R on April 1, 2006 resulted in a stock-based compensation expense of $669,000 recorded in our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2006. There was no stock-based compensation expense recorded for the quarter June 30, 2005. The expense for the quarter ended June 30, 2006 was recorded as follows (in thousands):

June 30,
2006
Cost of revenue	$36
Marketing and sales	410
Research and development	142
General and administrative	81
$669

Prior to our adoption of SFAS No. 123R on April 1, 2006, had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123, our net income and net income per share for the quarter ended June 30, 2005 would have been adjusted as indicated below (in thousands, except per share data):

Quarter Ended June 30, 2005

Reported net income	$5,904
Deduct: Stock based employee compensation expense determined under the Fair Value based method for all awards, net of related tax effects	3,675
Pro Forma net income	$2,229

Reported basic net income per share	$0.24
Reported diluted net income per share	$0.21

Pro Forma basic net income per share	$0.09
Pro Forma diluted net income per share	$0.08

The following table sets forth the weighted-average fair value of options granted in the quarters ended June 30, 2005 and 2006, respectively:

	June 30,
	2005	2006
Weighted-average fair value of options granted	$9.34	$10.31
Risk-free interest rates	3.8%	5.1%
Expected volatility	89%	75%
Expected life (in years)	4.0	5.0
Expected dividend	—	—

We estimate the volatility of our common stock by generally using the historical 5 year volatility of the Company blended with an implied volatility rate. Management determined that a blended volatility was more reflective of our market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to April 1, 2006, we based the volatility assumption solely on the historical volatility of the Company for pro forma disclosure purposes. We will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

The risk-free interest rates are derived from schedules published by the U.S. Federal Reserve appropriate for the term of our stock options.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience and expected behavior of unsettled options, while giving consideration to vesting schedules and options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123R and SAB 107.

Net stock options, after forfeitures and cancellations, granted during the three months ended June, 2006 and 2005 represented 0.72% and 10.5%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Net stock options, after forfeitures and cancellations granted during the three months ended June 30, 2006 and June 30, 2005 represented 0.74% and 10.4% of outstanding shares as of the end of each fiscal quarter, respectively.

(4)	Inventory

The components of inventory consist of (in thousands):

	March 31,	June 30,
	2006	2006
Finished goods	$649	$489
Work in-process	40	26
	$689	$515

(5)	Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software

	March 31, 2006		June 30, 2006
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$842	$1,952	$(1,229)	$723
Internally developed software	3	424	9,583	(9,253)	330
		$1,266	$11,535	$(10,482)	$1,053

Amortization of internally developed software costs was $112,000 and $93,000 for the quarters ended June 30, 2005 and 2006, respectively.

  Acquired Intangibles:

	March 31, 2006		June 30, 2006
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Technology	3-5	$7,080	$11,110	$(4,586)	$6,524
Customer Lists	4-15	11,082	14,440	(3,956)	10,484
Trademarks	3	52	180	(143)	37
Brand name	Indefinite	25,700	25,700	—	25,700
		$43,914	$51,430	$(8,685)	$42,745

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1,315,000, and $1,169,000 for the quarters ended June 30, 2005 and 2006, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2007 (remaining nine months)	$3,497
2008	4,354
2009	3,904
2010	1,923
2011	1,203
Thereafter	2,164
$17,045

We evaluate the remaining useful life of intangible assets not subject to amortization, such as trade names, each annual reporting period, or when events and circumstances indicate that an impairment might have occurred, to determine whether events and circumstances continue to support an indefinite useful life. If it is determined the asset now has a definite useful life, that intangible asset is then amortized prospectively over its remaining useful life. In addition, we test indefinite-lived assets for impairment at least annually. If impairment is found, the asset is reduced to its net fair value at date of impairment.

The following table presents a rollforward of the goodwill and other acquired intangibles during the period from March 31, 2006 to June 30, 2006 (in thousands):

	March 31, 2006	Amortization (1)		June 30, 2006
Goodwill	$54,151	$	---	$54,151
Acquired technology	7,081		(557)	6,524
Trademark/brand name	25,752		(15)	25,737
Customer lists/contracts	11,081		(597)	10,484
	$98,065		$(1,169)	$96,896

(1)	Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6)	Roxio CSD Acquisition

On December 17, 2004 Sonic Solutions and Roxio Inc. entered into the Amended and Restated Asset Purchase Agreement (“Amended Purchase Agreement”) for the Roxio Consumer Software Division (“Roxio CSD”) acquisition, and Sonic announced that it had completed its previously announced purchase of the Roxio CSD. Pursuant to the Amended Purchase Agreement Sonic acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. The Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the purchase price based on final working capital calculations. During the first quarter of fiscal year 2007, a final payment to Napster Inc. (the seller’s new name) was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

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

Common stock issued	$8,630
Cash	73,323
Estimated transaction costs	3,856
Total purchase price	$85,809

Fair market value of liabilities assumed less tangible assets acquired	$(5,056)
Core developed technology	9,100
Customer contracts	13,100
Brand names	25,700
Acquired in process technology	3,100
Goodwill	39,865
Net assets acquired	$85,809

The final purchase price and accounting for the acquisition was settled during the fourth quarter of the fiscal year ended March 31, 2006, pursuant to the Amended and Restated Asset Purchase Agreement, whereby Sonic accrued for a final payment due to Napster in the amount of $2,200,000. Of this amount, $1,176,000 related to various amounts previously accrued and $1,024,000 was recorded as an increase in goodwill.

The transaction costs above include approximately $1,000,000 of transaction related liabilities of Sonic including approximately $700,000 for severance payments to former Roxio CSD employees and approximately $300,000 for exit costs associated with the Roxio CSD facilities. Execution of these restructuring plans began within a few months of the date of close of the transaction.

As part of the acquisition of the Roxio CSD, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs

Liability recorded at acquisition date	$2,214
Payments	(2,175)
Adjustments	926
Balance at June 30, 2006	$965

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. We do not anticipate significant additional restructuring charges in the next fiscal year.

The value of identifiable intangible assets was determined in accordance with SFAS No. 141. Core developed technology represents technology products that had been introduced into the market, were generating revenue and or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized using an accelerated method over the estimated useful life. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not be amortized.

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with the Roxio CSD acquisition, we identified five research and development projects involving the creation of next generation versions of certain primary software products for which technological feasibility had not been established and no alternative future uses existed. These projects ranged from approximately 35% to 70% complete at the time of acquisition, and we accurately anticipated that these projects would be completed and generating revenue by the end of calendar year 2005. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our Consolidated Statements of Operations for the fiscal year ended March 31, 2005.

As of March 31, 2005 we incurred additional expenses of approximately $2,190,000 to transition the Roxio CSD business into our existing operations. These expenses include incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1,413,000, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $661,000 and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $116,000.

Results for the Roxio CSD have been included in our consolidated results beginning on December 18, 2004.

(7)	Accrued Liabilities

Accrued liabilities consist of (in thousands):

	March 31, 2006	June 30, 2006
Commissions payable	$1,060	$1,005
Accrued compensation and benefits	5,149	4,287
Accrued professional services	3,000	2,645
Accrued marketing costs	2,246	1,487
Accrued royalties	5,227	7,171
Accrued acquisition/restructuring costs	1,608	965
Other accrued expenses	6,090	6,958
Total accrued liabilities	$24,380	$24,518

(8)	Shareholders’ Equity

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

During the quarter ended June 30, 2006, approximately 185,000 options were exercised with an exercise price value of approximately $629,000.

(9)	Contingencies, Commitments and Credit Facilities

(A)	Contingencies

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of original equipment manufacturer (“OEM”) customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $1,830,000, on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters ended June 30, 2005 and 2006 was approximately $1,006,000 and $1,053,000, respectively. On February 4, 2005, we signed an Amendment No. 3 to our office lease for our Novato Headquarters office. The terms of the Amendment extend the term, which was originally set to expire on May 31, 2006, to January 31, 2010. Additionally, in July 2006, we signed the Third Sublease Amending Agreement which amends the lease for our office in Santa Clara, California (the “Santa Clara Lease”). The terms of the Third Sublease Amending Agreement extend the term, which was originally set to expire in November 2006, to March 31, 2011.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•
the Santa Clara Lease, which is for a facility of approximately 75,000 square feet in a facility located in Santa Clara, California. Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease was to expire on November 30, 2006, however, in July 2006, we signed the Third Sublease Amending Agreement to the Santa Clara Lease. The terms of the Third Sublease Amending Agreement extend the term to March 31, 2011. As of December 6, 2006, the monthly base rent will be $95,253, and will increase annually to the final year’s base rent of $107,349. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by Union Bank of California, N.A. (“UBOC”) under the terms of our existing revolving credit facility. We have provided an accrual of approximately $696,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring; and

•
a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Lease
Year Ending March 31,	Obligation
2007 (nine remaining months)	$4,527
2008	3,553
2009	3,106
2010	2,424
2011	1,392
Thereafter	---
$15,002

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $35,000 and $2,000 for the fiscal years ending March 31, 2007 and 2008, respectively. As of June 30, 2006, approximately $965,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of June 30, 2006, the interest rate was 6.66%.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. As of June 30, 2006, we were in compliance with all financial covenants.

(D)	OTHER

We sponsor a 401(k) savings plan covering most U.S. salaried employees. Effective July 1, 2006, we implemented a matching contribution program, with matching amounts retroactive to January 1, 2006. All matching contribution amounts will be paid in cash and will be 100% vested. As of June 30, 2006, we had accrued $320,000 for the retroactive matching amounts.

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

The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software. Included in this segment is also the software we acquired in connection with the Roxio CSD acquisition. Our consumer segment’s products also include software that we license to other companies for inclusion in their products.

Our professional products segment includes advanced DVD-Video creation tools which are intended for use by high-end technically-oriented customers. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended June 30,
	2005	2006

Net revenue
Consumer software	$33,875	$34,164
Professional products	1,644	2,722
Total net revenue	$35,519	$36,886

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Quarter Ended June 30, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$33,875	$1,644	$—	$35,519
Operating income (loss)	$9,316	$(746)	$(6,417)	$2,153

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Quarter Ended June 30, 2006
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$34,164	$2,722	$—	$36,886
Operating income (loss)	$12,202	$(178)	$(5,379)	$6,645

Net Revenue by Geographic Location (in thousands):

	Quarter Ended June 30,
	2005	2006

North America	$29,342	$27,313
Export:
France	880	315
Germany	418	403
United Kingdom	1,047	616
Other European	753	1,110
Japan	2,502	5,813
Singapore	105	761
Taiwan	108	9
Other Pacific Rim	347	477
Other international	17	69
Total net revenue	$35,519	$36,886

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):
	Quarter Ended June 30,
	2005	2006

North America	$5,516	$3,177
Japan	218	176
Canada	550	442
Other international	283	350
Total net assets	$6,567	$4,145

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended June 30,		Percent of Total Accounts Receivable June 30,
	2005	2006	2005	2006

Dell	17%	24%	16%	19%
Digital River	9%	18%	3%	6%
Navarre	14%	10%	8%	8%
Sanshin	5%	11%	2%	9%

Revenue recognized from Dell is pursuant to development and licensing agreements.

Revenue recognized from Digital River is pursuant to a reseller agreement entered into during fiscal year 2006, resulting in a change of relationship from third party provider to reseller.

Revenue recognized from Sanshin in pursuant to a reseller agreement.

Revenue recognized from Navarre is pursuant to a distributor agreement.

(11)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended June 30
	2005	2006

Net income	$5,904	$4,090
Other comprehensive loss:
Foreign currency translation losses	(51)	(135)
Comprehensive income	$5,853	$3,955

(12)	Income Taxes

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

During the quarter ended June 30, 2005, we recorded an income tax expense of $337,000. In addition, we reversed certain deferred tax valuation allowances established in prior years, resulting in an income tax benefit to the reversal of the valuation allowances totaling $4,201,000. See also Note 1 to Notes to Condensed Consolidated Financial Statements.

During the quarter ended June 30, 2006, we recorded an income tax expense of $2,713,000. We calculated our projected effective tax rate for the year ending March 31, 2007 to be 39.9%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, state research and development tax credits and tax effect of stock-based compensation expense resulting from the adoption of SFAS No. 123R.

(13)	Recently Issued Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Restatement and Revision of Accounting Research Bulletins,” Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard during the quarter ended June 30, 2006, and the adoption did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at their fair value rather than at their carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005. We adopted this standard during quarter ended June 30, 2006, and the adoption of this statement did not have a material impact on our financial statements for that quarter.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not currently anticipate repatriating monies held at our foreign subsidiaries.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition in a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this standard does not change the transition provisions of any existing accounting pronouncements. We will determine the impact of this standard on our consolidated financial statements if and when an accounting change or error correction occurs.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the EITF ratified its conclusion on EITF No. 06-03, "How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)." The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company's financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement ispresented if those amounts are significant. If ratified by the FASB, EITF 06-03 will be effective for fiscal years beginning after December 15, 2006. If required, we will adopt the disclosure provisions of EITF 06-03 effecive for fiscal 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “should,” “could,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements contained in this Quarterly Report. Many factors can cause actual results to differ materially from those express or implied by the forward-looking statements contained in this report. For these reasons, as well as those described under “Risk Factors,” in Part II, Item 1A, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

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

OVERVIEW

The following discussion and analysis is intended to provide you with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion and analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements.

We develop and market computer software related to digital media - that is, data, photographs, audio, and video in digital formats. Our product lines focus particularly on the two most successful current optical disc based digital media formats - the Compact Audio Disc (“CD-Audio”) and the DVD Video Disc (“DVD”) as well as the emerging High Definition Digital Video Disc (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

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

We organize our business into three operating units:

•
Professional Products Group - Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as the newly released HD DVD and BD next generation high-definition and high-density disc formats. Intended for use by highly skilled professional content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our products include Scenarist Workgroup, SD-series and CineVision™ video and audio encoders, DVDit®, DVDit Pro, and eDVD® all of which we sell under the Sonic® brand name. We also sell content development technology, products and services under the InterActual® brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally we license and/or bundle some of our professional authoring products to third-party companies such as Avid Technology. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•
Roxio Division - The Roxio Division offers a number of digital media software application products under the Roxio® brand name. Our consumer applications include Backup MyPC®, CinePlayer®, Easy DVD Copy®, MyDVD®, PhotoSuite®, Popcorn™, RecordNow!®, Roxio Easy Media Creator®, Sonic DigitalMedia™ Studio, Sonic PrimeTime®, Toast®, VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as volume licensing programs (“VLP”), our webstore and in retail channels. We finalized the Roxio CSD acquisition in December 2004. Since the acquisition, we have been transitioning all of our consumer applications software products to the Roxio brand.

•
Advanced Technology Group - The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC application and consumer electronics developers. We market much of this software under the AuthorScript®, CinePlayer, and Roxio brand names. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Management must also make certain judgments that affect the reported amounts of revenues and expense during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, the allowance for doubtful accounts and returns, and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

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

We recognize software-related revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2,” and SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” we recognize revenue with respect to our patent program in accordance with the guidance of SAB 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

We derive our software revenue primarily from licenses of our software products (including any related hardware components), development agreements and maintenance and support. We also sell and license patents and patented technology. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the fair values of elements, for example, the license to use the software products versus maintenance and support for the software product. The determination of fair value is based on objective evidence specific to us. Objective evidence of fair values of all elements of an arrangement may be based upon our historical pricing for those products and services when sold separately or, in the case of support services, annual renewal rates. SOP 98-9 requires recognition of revenue using the “residual method” in a multiple element arrangement when fair value does not exist for one or more of the delivered elements (typically, for example, the software license itself) in the arrangement, but does exist for the undelivered elements. Under the “residual method,” the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The difference between the total software arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, assuming all other criteria for revenue recognition have been met.

Revenue from license fees and patent sales is recognized when persuasive evidence of an arrangement exists (such as receipt of a signed agreement, purchase order or a royalty report), delivery of the product or other deliverable has occurred, no significant obligations with regard to implementation or other requirements remain, the fee is fixed or determinable, and collectibility is probable. We consider all arrangements with payment terms longer than one year from the time of delivery not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer, provided all other revenue recognition criteria have been met.

Revenue from development agreements in which the development or other services are essential to the functionality of the licensed software is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed to the total estimated hours to complete.

Revenue from software product sales to distributors and retailers generally is recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Revenue from certain distributors is recognized upon sell-through to retailers or end customers. Our distributor arrangements often provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users typically have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and are netted from accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, for example due to reduced demand for our product or other factors, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

Some of our AuthorScript license arrangements resemble software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In those situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables, or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

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

In general, we recognize patent program revenue in accordance with SAB 104. The specific accounting treatment depends on the nature of the revenue producing transaction. For example, in a licensing transaction where patents were licensed with software, we would recognize revenue in accordance with the principles governing multi-element software arrangements. During the quarter ended June 30, 2005, we sold certain patents for $2,082,000, and recognized revenue based upon persuasive evidence of an arrangement in the form of signed contracts, delivery (assignment) of the patents to the buyer, and a fee that was fixed by the contracts and that was actually collected during the applicable quarter. In connection with this transaction, we reported $1,169,000 as cost of goods sold, $476,000 as a sales commission and approximately $225,000 as operating expenses.

We follow EITF 99-19 “Reporting Revenue Gross as Principal versus Net as an Agent”. Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received and retained by us.

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred license, maintenance and support; (2) amounts billed to certain distributors for our products not yet sold to the end-user customers; (3) amounts billed in excess of services performed to customers for license and development agreements; and (4) amounts billed for undelivered elements and delivered elements of multiple element arrangements for which vendor-specific objective evidence of the fair values does not exist.

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

-	Capitalized Software Development Costs

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

In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” goodwill is not amortized. Rather, goodwill is subject to an assessment for impairment, occurring at least annually. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. SFAS No. 142 requires us to identify reporting units and to estimate the fair values of our reporting units as of the date we test for impairment. We have three reporting units. These three reporting units equate to our two operating segments, the Consumer and Professional Products segments, as reported in Note 10 to our Condensed Consolidated Notes to Financial Statements, the Consumer and Professional Products segments. All three of the reporting units include goodwill.

In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We use a discounted cash flow valuation model to determine the fair values of our operating units. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division (“DMD”) from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual Technologies, Inc. (“InterActual”) during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of June 30, 2006, no events have occurred that would lead us to believe that there has been any goodwill impairment.

In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment adjustment equal to the difference between the carrying value of the asset and its fair value. As of June 30, 2006, no events have occurred that would lead us to believe that there has been any intangible asset impairment.

-	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider impaired as of June 30, 2006.

-	Stock Based Compensation

On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options had been recognized in our results of operations since the exercise price of the options issued to employees and directors were granted at the fair market value of the underlying stock at the date of grant.

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 3 to Notes to Condensed Consolidated Financial Statements for further information regarding the SFAS No. 123R disclosures on assumptions.

If factors change, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

-	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $337,000 and $2,713,000 was made for the quarters ended June 30, 2005 and 2006, respectively. We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the quarter ended June 30, 2005, we recorded an income tax expense of $337,000. In addition, we reversed certain deferred tax valuation allowances established in prior years, resulting in an income tax benefit to the reversal of the valuation allowances totaling $4,201,000. See also Note 1 to Notes to Condensed Consolidated Financial Statements.

OTHER DISCLOSURES

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the quarters ended June 30, 2005 and 2006, respectively (in thousands):

	Quarter Ended June 30,
	2005	2006
Net revenue	100.0%	100.0%
Cost of revenue	27.5	20.9
Gross profit	72.5	79.1
Operating expenses:
Marketing and sales	24.0	20.4
Research and development	27.8	29.1
General and administrative	13.8	11.6
Business Integration	0.8	---
Total operating expenses	66.4	61.1
Operating income	6.1	18.0
Other income (expense)	(0.3)	0.4
Provision (benefit) for income taxes	(10.9)	7.4
Net income	16.7%	11.0%

Effective April 1, 2006, we adopted SFAS No. 123R on a modified prospective basis, including equity-based compensation expense related to employee stock options. Total equity-based compensation expenses amounted to $669,000 for the first quarter of fiscal 2007. As we are using the modified prospective transition method, our prior period financial statements have not been restated to reflect the impact of SFAS No. 123R; therefore, equity-based compensation expenses are not included in our results of operations for the first quarter of fiscal 2006. This difference should be noted when comparing our results of operations for these periods.

Comparison of Quarter Ended June 30, 2005 and 2006

NET REVENUE. Our net revenue increased from $35,519,000 for the quarter ended June 30, 2005 to $36,886,000 for the quarter ended June 30, 2006, representing an increase of approximately 4%. The increase in net revenue for the quarter ended June 30, 2006 was primarily due to an increase of approximatey 66% in sales reported by our professional products segment, arising primarily from revenue recognized on sales of high-definition DVD products, which were introduced mid fiscal year 2006. Consumer revenue experienced an increase in OEM revenue from new and existing OEM partners, which was offset by a decrease in retail and direct sales primarily due to timing of a new product launch. During the first quarter ended June 30, 2005, retail and direct sales had increased due to the launch of Easy Media Creator 7.5. Also included in net revenue for the quarter ended June 30, 2005 is revenue recognized in the amount of approximately $2,082,000 from the sales of some patents which we had acquired with the Roxio CSD acquisition. Excluding the revenue recognized from sales of these patents, consumer revenue for the quarter ended June 30, 2006 increased approximately 7%, compared to the quarter ended June 30, 2005, primarily due to increased sales from new and existing OEM partners. The following table includes the breakdown of revenue by consumer and professional products for the quarters ended June 30, 2005 and 2006 (in thousands):

	Quarter Ended
	June 30,		Change
	2005	2006	Amount	Percent
Net revenue
Consumer	$33,875	$34,164	$289	1%
Professional products	1,644	2,722	1,078	66%
Total net revenue	$35,519	$36,886	$1,367	4%

International sales accounted for $6.2 million, or 17% of our net revenue in the quarter ended June 30, 2005 and $9.6 million or 26% of our net revenue in the quarter ended June 30, 2006. The increase was primarily due to the increase in international sales of OEM, retail and development revenue from our consumer products. Sales to Japan accounted for 7% and 16% of our net revenue for the quarters ended June 30, 2005 and 2006, respectively. International sales historically have ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the quarters ended June 30, 2005, and 2006 indicated by geographic location (in thousands):

	Quarter Ended June 30,
	2005	2006

North America	$29,342	$27,313
Export:
France	880	315
Germany	418	403
United Kingdom	1,047	616
Other European	753	1,110
Japan	2,502	5,813
Singapore	105	761
Taiwan	108	9
Other Pacific Rim	347	477
Other international	17	69
Total net revenue	$35,519	$36,886

COST OF REVENUE. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue decreased from 27.5% of net revenue in the quarter ended June 30, 2005 to 20.9% in the quarter ended June 30, 2006. The decrease in cost of revenue as a percentage of net revenue was primarily due to the shift in product mix, particularly in our professional products, from hardware to software. The decrease was also due to the negotiation of reduced costs with fullfillment vendors and decrease in amortization expense related to the acquired intangibles. Additionally, included in cost of revenue in the quarter ended June 30, 2005 is $1,169,000 in costs related to the sale of patents obtained in the Roxio acquisition. Cost of revenue for the quarter ended June 30, 2006 includes compensation expense of $36,000 related to equity-based compensation resulting from the adoption of SFAS 123R on April 1, 2006, whereas, there was no equity-based compensation charge in the quarter ended June 30, 2005.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development is not recorded as an expense in the period in which it is actually incurred. Instead, certain qualifying costs are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the quarters ended June 30, 2005 and 2006 we capitalized approximately $73,000 and $0, respectively, and amortized approximately $112,000 and $93,000, respectively, exclusive of any amounts on acquired intangibles.

SIGNIFICANT CUSTOMERS. Revenue from Dell accounted for 17% and 24% of our total net revenue for the quarters ended June 30, 2005 and 2006, respectively. Digital River and Navarre accounted for 18% and 10% of our total net revenue for the quarter ended June 30, 2006. Navarre accounted for 14% of our total revenue for the quarter ended June 30, 2005. Sanshin accounted for 11% of our total net revenue for the quarter ended June 30, 2006. No other customer accounted for more than 10% of our revenue for the quarters ended June 30, 2005 and 2006. Revenue recognized from Dell was pursuant to development and licensing agreements. Revenue recognized from Digital River and Sanshin was pursuant to reseller agreements. Revenue recognized from Navarre was pursuant to a distributor agreement in connection with the business lines acquired with the Roxio CSD acquisition, which was completed in mid December 2004. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended June 30,		Percent of Total Accounts Receivable June 30,
	2005	2006	2005	2006

Dell	17%	24%	16%	19%
Digital River	9%	18%	3%	6%
Navarre	14%	10%	8%	8%
Sanshin	5%	11%	2%	9%

GROSS PROFIT. Our gross profit as a percentage of net revenue increased from 72.5% for the quarter ended June 30, 2005 to 79.1% for the quarter ended June 30, 2006. The increase in our gross profit was primarily due to the reduction in cost of sales as discussed above.

MARKETING AND SALES. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses and dealer and employee sales commissions. Our marketing and sales expenses decreased from $8,523,000 for the quarter ended June 30, 2005 to $7,529,000 for the quarter ended June 30, 2006. Marketing and sales expenses represented 24.0% and 20.4% of net revenue for the quarters ended June 30, 2005 and 2006, respectively. Our marketing and sales expenses decreased primarily due to a decrease in use of higher cost outside sales personnel and consultants, and a decrease in promotional advertising costs, primarily due to a reduction in an advertising accrual previously recorded. Marketing and sales expense for the quarter ended June 30, 2005 included in sales commissions, a commission of $225,000 associated with the sale of certain patents that we had acquired with the Roxio CSD acquisition. Sales and marketing expense for the quarter ended June 30, 2006 included $409,000 of equity-based compensation expense associated with the adoption of SFAS No. 123R. Headcount increased from 158 at June 30, 2005 to 162 at June 30, 2005. We anticipate that marketing and sales expenses will increase as our global marketing and sales operations continue to expand and headcount continues to increase.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $9,874,000 for the quarter ended June 30, 2005 to $10,732,000 for the quarter ended June 30, 2006. Our research and development expenses represented 27.8% and 29.1% of net revenue for the quarters ended June 30, 2005 and 2006, respectively. Research and development expenses increased primarily due to higher salary expense, increased facility expense and increased consulting expense as a result of our expanded product lines and development of products. Moreover, the increase reflects equity-based compensation expense of $142,000 for the quarter ended June 30, 2006. In addition, research and development expenses increased because our research and development headcount increased from 378 at June 30, 2005 to 402 at June 30, 2006. We anticipate that research and development expenditures will continue to increase in future periods as our operations expand.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses decreased from $4,909,000 for the quarter ended June 30, 2005 to $4,264,000 for the quarter ended June 30, 2006. Our general and administrative expenses represented 13.8% and 11.6% of net revenue for the quarters ended June 30, 2005 and 2006, respectively. General and administrative expenses decreased primarily as a result of lower audit fees, lower fees associated with compliance with the Sarbanes-Oxley Act of 2002, and the release of a legal litigation accrual due to a favorable resolution. These decreases were partially offset by increases in rent, insurance, professional and other general expenses related to the overall increase in headcount from 616 at June 30, 2005 to 647 at June 30, 2006. The decreases described above were also partially offset by equity-based compensation expense of $81,000 associated with the adoption of SFAS No. 123R. We anticipate that general and administrative expenses will increase in the future as our operations expand.

BUSINESS INTEGRATION EXPENSE. Business integration expenses consisted primarily of expenses we incurred to integrate the Roxio CSD business, which we acquired in December 2004, into our existing operations.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $203,000 and $676,000 for the quarters ended June 30, 2005 and 2006, respectively. Interest income increased primarily due to the increase in our cash balances invested and rising interest rates. Other expense for the quarter ended June 30, 2005 and 2006 primarily consisted of interest expense of approximately $356,000 and $512,000, respectively, relating to the interest due on the Union Bank of California N.A. Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expense for the quarters ended June 30, 2005 and 2006 included foreign currency transaction gains and losses. Other expense for the quarter ended June 30, 2006 also included a write-down of an investment in another entity, which totaled approximately $75,000.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $337,000 and $2,713,000 was made for the quarters ended June 30, 2005 and 2006, respectively. At June 30, 2005, we had a tax valuation allowance of $16,895,000 related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred, since we could not then determine it was more likely than not that the deferred tax assets would be realized. In addition during the quarter ended June 30, 2005 based upon an evaluation of results and management's expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totalling $4,201,000. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. At June 30, 2006, we had not tax valuation allowance related to our deferred tax assets.

For the quarter ended June 30, 2006, we recorded a tax provision amount of approximately $2,713,000 and realized an effective tax rate of approximately 39.9%.

EQUITY-BASED COMPENSATION EXPENSE. On April 1, 2006, we adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. Equity-based compensation expense recognized under SFAS No. 123R for the quarter ended June 30, 2006 was $669,000. There was no equity-based compensation expense related to employee stock options recognized during the quarter ended June 30, 2005.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options plan had been recognized in our results of operations since the exercise price of the majority of options issued to employees and directors were granted at the fair market value of the underlying stock at the date of grant.

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 3 to Condensed Consolidation Financial Statements for further information regarding the SFAS No. 123R disclosures on assumptions.

If factors change, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

ACQUISITIONS. On December 17, 2004, we completed our purchase of the Roxio CSD. Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we initially paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004, the date of the original Purchase Agreement and announcement of the purchase. In addition, the Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, final payment to Napster, Inc. (the seller’s new name) was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents and short term investments of $65,094,000 and working capital of $61,255,000. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $8,315,000 and $2,794,000 for the three months ended June 30, 2005 and 2006, respectively.

During the quarter ended June 30, 2005, cash generated by operations included net income of $5,904,000, including depreciation and amortization of $2,681,000. Cash generated by operations was primarily a result of the net income generated, depreciation and amortization, an increase in accounts payable and accrued liabilities of $1,642,000, an increase in deferred revenue of $1,666,000, a decrease in accounts receivable of $942,000, and a decrease in other assets of $263,000, offset in part by an increase in prepaid expenses and other current assets of $181,000.

During the quarter ended June 30, 2006, cash generated by operations included net income of $4,090,000, including depreciation and amortization of $2,264,000. Cash generated by operations was primarily a result of the net income generated, depreciation and amortization, offset in part by a decrease in accounts payable and accrued liabilities of $2,443,000, primarily due to the final payment of $2,200,000 made to Napster, Inc., and a decrease in deferred revenue of $1,682,000.

As part of our acquisition of the Roxio CSD, we made a final payment to Napster Inc. (the seller’s new name) during the quarter ended March 31, 2006 in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

On December 13, 2004 we entered into the Loan Agreement with UBOC that provides for a three-year revolving credit facility (as later amended, the “Amended Credit Facility”). On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the required leverage ratio. Total funds available under the Amended Credit Facility are $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. The Amended Credit Facility was

obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility.

The Amended Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at June 30, 2006.  The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1,006,000 and $1,053,000 for the quarters ended June 30, 2005 and 2006, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of Roxio’s consumer software division, including:

•
the Santa Clara Lease for a facility of approximately 75,000 square feet in a facility located in Santa Clara, California. Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease was to expire on November 30, 2006, however, in July 2006, we signed the Third Sublease Amending Agreement to the Santa Clara Lease. The terms of the Third Sublease Amending Agreement extend the term to March 31, 2011. As of December 6, 2006, the monthly base rent will be $95,253, and will increase annually to the final year’s monthly base rent of $107,349. The Santa Clara Lease, as amended, is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our Amended Credit Facility. We have provided an accrual of approximately $696,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring; and

•
the Richmond Hill Lease for a facility of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under our debt obligations, and operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year (1)	1-3 Years	3-5 Years	More than 5 Years
Operating and capital leases(2)	$15,699	$5,223	$9,083	$1,393	$—
Debt obligation(3)	32,331	1,401	30,930	—	—
Total	$48,030	$6,624	$40,013	$1,393	$—

(1)	Represents remaining 9 months.
(2)
Operating and capital leases includes our rent obligations on our properties, our site restoration obligation to restore one facility back to its original state upon the term of the lease, and obligations on our restructured facilities. As of June 30, 2006, approximately $696,000 of the site restoration obligation had been accrued and approximately $965,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

(3)
On December 15, 2004 we entered into the Loan Agreement, as discussed above, with UBOC that provides for a three-year revolving credit facility. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. The Amended Credit Facility matures on September 30, 2007. Interest on our Credit Facility is included at our current interest rate of 6.66%.

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

All borrowings at June 30, 2006 under our Amended Credit Facility bear interest at 6.66%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change To Interest Rate	Interest Rate Increase
100 bps	50 bps	(dollar in thousands)	50 bps	100 bps

$1,698,000	$1,848,000	$1,998,000	($2,148,000)	($2,298,000)

ITEM 4. CONTROLS AND PROCEDURES

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and described below, has not been fully remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

The material weakness in our internal control over financial reporting that was identified at March 31, 2006 is as follows:

We did not maintain sufficient personnel with an appropriate level of knowledge and experience in the application of GAAP, particularly with respect to purchase accounting and acquisition integration. We have not employed sufficient personnel qualified to properly account for the complexities of purchase accounting and related post acquisition integration accounting; and have not employed a sufficient number of qualified personnel to follow through on the related increased controls necessary as a result of acquisitions. As a result, we did not perform an evaluation of our estimated pre-acquisition accounts receivable allowances for returns and deductions related to the Roxio CSD acquisition. This resulted in an adjustment of approximately $1.3 million to reduce certain contra accounts receivable balances. In addition, for the InterActual acquisition, we did not properly identify the work necessary to analyze and account for certain acquired net operating losses, resulting in an adjustment of approximately $1.0 million, net of allowances, to goodwill and to deferred tax assets. Further, we did not maintain adequate controls regarding analysis and review of certain accrued liabilities accounts related to our acquired retail channel activities, resulting in certain adjustments to our accruals. Finally, we have not completed fixed asset physical inventories associated with the assets purchased through our historical acquisitions, resulting in a material risk that the assets could have been disposed of, may not be able to be located or are not in active use. These adjustments resulting from this material weakness were identified by BDO Seidman, LLP, our independent registered public accountants, and were recorded prior to the filing of our Annual Report on Form 10-K for the year ended March 31, 2006.

Remediation Steps

During the quarter ended June 30, 2006 we took the following actions towards remediation of the material weakness described above:

•	We engaged a third party to consult on tax related acquisition issues.

•	We began developing plans to address the completion of a physical inventory of significant, acquired fixed assets in order to track and monitor them.

•	We had initial discussions regarding the engagement of one or more third party resources to assist in acquisition accounting and integration to the extent such an event were to occur in the future.

Changes in Internal Control over Financial Reporting

Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to routine claims and litigation incidental to our business. We believe that the results of routine claims and litigation incidental to our business will not have a material adverse effect on our financial condition and results of operations.

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI. Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $1,830,000, on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

ITEM 1A. RISK FACTORS.

The information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

We continue to face numerous risks and challenges in the execution of our business strategy. Those risks are described below and in our Annual Report on Form 10-K filed with the SEC on June 14, 2006, and we encourage investors to review those risk factor disclosures carefully. The risks and uncertainties described below and in other documents we have filed with the SEC are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The risks identified below and in other documents we have filed with the SEC could harm our business and cause the value of our shares to decline. We cannot, however, estimate the likelihood that our shares may decline in value or the amount by which they may decline.

There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 other than the addition of the following: Regulations could be enacted that restrict our Internet initiatives.

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

Although we were profitable for fiscal years 2004, 2005 and 2006 and the first quarter of fiscal year 2007, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, we may not remain cash flow positive or generate net income in fiscal year 2007.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to book a significant portion of quarterly revenues in the last month or last weeks of a quarter, and we generally do not know until quite late in a quarter whether we will achieve our sales expectations for the quarter. For example, in recent quarters, as much as 65% of our professional sales have been procured in the last month of the quarter. For many of our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional review of reports prior to including the underlying royalties in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, may potentially result in negative reported operating results. Because most of our quarterly operating expenses and our inventory purchasing are committed well before quarter end, we have little ability to reduce expenses to compensate for reduced sales, and our operating results for that particular quarter may be impacted adversely. If we have lower revenues than we expect, we will not be able to quickly reduce our spending in response. From time to time, we also may make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

On December 17, 2004 we acquired the assets of the Roxio CSD for $70.0 million in cash and 653,837 shares of Sonic common stock, valued at $8,630,000, plus an aggregate of approximately $2.3 million representing certain purchase price adjustments. During the first quarter of fiscal year 2007, we made a final payment to Napster Inc. (the seller’s new name) in the amount of $2.2 million in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. In the acquisition, we acquired Roxio’s CD and DVD recording, authoring, photo and video application products and substantially all of the patents and trademarks of the Roxio CSD, and assumed substantially all the liabilities of the Roxio CSD. Two hundred and twelve former employees of the Roxio CSD joined Sonic. Integration of the Roxio CSD into Sonic was a lengthy and costly process.

The integration of any future businesses we may acquire into our existing business will be a complex, time-consuming and expensive process and may disrupt our existing operations if not completed in a timely and efficient manner. If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core businesses;

•	adverse changes in business focus perceived by third parties such as customers, business partners and investors;

•	potential conflicts in distribution, marketing or other important relationships;

•	an inability to implement uniform standards, controls, procedures and policies;

•	an inability to integrate our research and development, product development efforts and /or marketing efforts;

•	the loss or termination of key employees, including costly litigation or settlements resulting from the termination of those employees;

•	disruptions among employees which may erode employee morale;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition; and

•	negative reactions to an acquisition from our resellers and customers.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $4,188,000 incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3,100,000 for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities or other problems, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with post-acquisition integration activities also may affect adversely our business.

We have grown in recent years, in part due to acquisitions such as our Roxio CSD acquisition, and if our executive team is unable to effectively manage our growing company, our operating results and our ability to expand our operations further may suffer.

Our success depends on our ability to effectively manage the growth of our operations. As a result of acquisitions, we have significantly increased our headcount from 110 at March 31, 2002 to 647 at June 30, 2006. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have expanded our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, controls, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We are dependent on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the first quarter of fiscal 2007, approximately 24% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 10% of our revenue was derived from revenue recognized on retail a agreement from a national and international distributor, Navarre. Approximately 18% and 11% of our revenue was derived from revenue recognized on reseller agreements with Digital River and Sanshin, respectively. During fiscal year 2006 approximately 20% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 10% and 12% of our revenue was derived from revenue recognized on retail agreements from Ingram and Navarre, respectively. In September 2005, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell, Ingram, Navarre and Sanshin will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above-mentioned businesses or their demand for our products or a delay under our agreements with any of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers, as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

Because we have significant international operations and a significant portion of our revenue derives from sales made to foreign customers located primarily in Japan and Europe, we may be subject to political, economic and other risks that could increase our operating expenses and/or disrupt our business.

We depend on sales to customers outside the United States, particularly in Japan and Europe. Revenue derived from these customers accounted for approximately 22% of our revenue for the first quarter of fiscal year 2007. Revenue derived from these customers accounted for approximately 40%, 23% and 23% of our revenues in fiscal years 2004, 2005 and 2006, respectively. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Also, as a result of acquisitions, particularly the Roxio CSD acquisition, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of June 30, 2006, we have 8 major locations (defined as location with more than 15 employees) and employed approximately 300 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

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

Manufacturing for our consumer software products is outsourced using Moduslink as our primary supplier. Moduslink provides us with services such as parts procurement, parts warehousing, product assembly and supply chain services from three primary Moduslink locations. Moduslink is a non-exclusive supplier to us. If Moduslink does not achieve the necessary product delivery schedules, yields and product reliability, our customer relationships could suffer, which could ultimately lead to a loss of sales of our products and have a negative effect on our results of operations. Moreover, if Moduslink fails to perform as we expect, we cannot guarantee that we would be able to identify and engage a substitute supplier on favorable terms, at a reasonable cost, or in a timely manner, if at all. Also, outsourcing our manufacturing processes increases our exposure to potential misappropriation of our intellectual property.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves new digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, the new recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction of new high definition formats, including HD DVD and BD. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. In order to comply with new formats, we may need to enter into various contractual obligations and meet stringent testing and performance requirements. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if these formats prove to be unsuccessful or are not accepted for any reason, there will be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve technological feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

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

Moreover, our failure to maintain favorable arrangements with our distributors and resellers may impact our business adversely. For example, our distributors and resellers and the retailers who sell our software to the public also sell products offered by our competitors. If our competitors offer our distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, resellers or retailers. If our distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights. If direct sales to customers through our own online channels increase, our distributors, resellers and retailers may suffer decreased sales as a consequence. These changes may cause our distributors, resellers or retailers to cease distribution of our products or seek more favorable terms, either of which could seriously harm our business.

If we fail to protect our intellectual property rights, such as trade secrets, we may not be able to market our products successfully.

Unlicensed copying and use of our intellectual property or illegal infringements of our intellectual property rights represent losses of revenue to our company. Our products and services are based in large part on proprietary technology which we have sought to protect with patents, trademarks, copyrights and trade secrets. For example, we have many patents and pending applications for additional patents in the United States and in foreign countries. We also make significant efforts to acquire trademark protection for the names and brands of our software products, services and unique product features. In addition, we make extensive use of trade secrets, which we may not be able to protect adequately. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products may be manufactured, marketed, distributed, sold or used. Moreover, despite our efforts, these measures only provide limited protection. Third parties may try to copy or reverse engineer portions of our products and services or otherwise obtain and use our intellectual property without authorization.

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

We have never conducted a comprehensive patent search relating to our business models or the technology we use in our products or services. There may be issued or pending patents owned by third parties that relate to our business models, products or services. If so, we could incur substantial costs defending against patent infringement claims or in the form of royalties, or we could even be blocked from engaging in certain business endeavors or selling our products or services.

Other companies may succeed in obtaining valid patents covering one or more of our business models or key techniques we utilize in our products or services. If so, we may be forced to obtain required licenses or implement alternative non-infringing approaches.

Our products are designed to adhere to industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD, MPEG and other relevant technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby’s licensing affiliate covering Dolby Digital Audio, with Meridian Audio Limited covering Meridian Lossless Packing, with MPEG-LA (see below), and with Thomson/Fraunhofer covering various aspects of MPEG-2 layer 3 audio compression technology (MP3), among others. Such license agreements may not be sufficient to grant us all of the intellectual property rights necessary to market and sell our products.

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

Additionally, in connection with the Roxio CSD acquisition, we assumed a number of patent infringement claims and suits involving Roxio for which we have potential liability. For example, in April 2002, Roxio and MGI were notified by a number of companies that certain of Roxio and MGI’s software products may infringe patents owned by those companies. Furthermore, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies, including Roxio and MGI, claiming patent infringement.

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

We have experienced revenue declines in the professional segment and we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. Although the number of DVD discs replicated is anticipated to grow in future years, we do not expect that the number of titles published will expand as dramatically, hence we do not expect that DVD production facilities will increase the rate of their capacity expansion. Instead, they may decrease the rate of their expansion resulting in a lower level of sales for us. Additionally, the emergence of new high-definition formats may cause consumer confusion, and thereby result in a slower investment commitment for professional facilities who purchase our professional authoring systems for HD DVD and Blu-ray Disc.

We may encounter significant challenges as our dependence on sales of consumer products increases.

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

Moreover, our success will depend on our ability to sell our products effectively in the consumer market. Historically, the major portion of sales of our consumer products were through bundling arrangements with our OEM customers. However, as we have increased our sales of consumer software, we have increasingly relied on sales of our software through direct (Sonic web store) channels, as well as retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and take more time and effort to establish and maintain. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

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

During the years prior to fiscal year 2006, we were in a cumulative deficit position and had historically sustained losses. As a result, prior to fiscal year 2006, we did not reflect the tax benefits related to certain tax credits including Federal and California research and development credits. Beginning with fiscal year 2006, we have begun to recognize the benefits of these tax credits in the course of calculating our tax provision in accordance with GAAP. Accordingly, during fiscal year 2006, we released reserves related to those credits. The calculation of these credits requires that significant judgment be applied to expenditures and the evaluation of expenditures relative to guidance in the applicable tax codes. In the fourth quarter of fiscal year 2006, we reduced the carrying amount of our research and development credits by $4,439,000 as a result of a comprehensive phase I analysis, performed with the assistance of third party specialists, of the estimated realizability of the credits. We plan to complete phase II of the study prior to the end of fiscal year 2007, the purpose of which is to further support our documentation underlying our research credits. We believe, but cannot guarantee that the results of phase II will not result in a significant change in our estimated credits.

Our web store makes us vulnerable to third party operational problems and other risks.

We have a web-based retail store for our consumer products, as well as some of our professional products. We may have other similar arrangements in the future. We currently make our products available through web-based retail sites in North America, Europe, and Japan. These retail sites are operated by third party resellers including Digital River and Sanshin Denki, among others. Under these arrangements, our reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment). We refer to Digital River, Sanshin and such other organizations as “Outsourcers.” For the first quarter of fiscal year 2007, web store sales constituted approximately 18% of revenues.

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, issues relating to the use and protection of customer information, and changes in U.S. and international laws governing the Internet. We rely on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us, errors may not be found in new products until after delivery to our customers. We may need to modify significantly our products to correct these errors. Our reputation and business could be damaged if undetected errors cause our customers to reject our new products.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will continue to increase our costs and require additional management resources. In order to satisfy these evolving corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we have undertaken a comprehensive and costly evaluation of our internal controls. As a result of our evaluation, performed on the basis of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria, management has identified the material weakness in our interim and annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2006:

We did not maintain sufficient personnel with an appropriate level of knowledge and experience in the application of GAAP, particularly with respect to purchase accounting and acquisition integration. We have not employed sufficient personnel qualified to properly account for the complexities of purchase accounting and related post acquisition integration accounting; and have not employed a sufficient number of qualified personnel to follow through on the related increased controls necessary as a result of acquisitions. As a result, we did not perform an evaluation of our estimated pre-acquisition accounts receivable allowances for returns and deductions related to the Roxio CSD acquisition. This resulted in an adjustment of approximately $1.3 million to reduce certain contra accounts receivable balances. In addition, for the InterActual acquisition, we did not properly identify the work necessary to analyze and account for certain acquired net operating losses, resulting in an adjustment of approximately $1.0 million, net of allowances, to goodwill and to deferred tax assets. Further, we did not maintain adequate controls regarding analysis and review of certain accrued liabilities accounts related to our acquired retail channel activities, resulting in certain adjustments to our accruals. Finally, we have not completed fixed asset physical inventories associated with the assets purchased through our historical acquisitions, resulting in a material risk that the assets could have been disposed of, may not be able to be located or are not in active use. These adjustments resulting from this material weakness were identified by BDO Seidman, LLP, our independent registered public accountants and were recorded prior to the filing of our Annual Report on Form 10-K for the year ended March 31, 2006.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we have historically not been required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the measurement date.

However, SFAS No. 123R, “Share-Based Payment,” which we adopted on April 1, 2006, requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. In the first quarter of fiscal year 2007, we recorded stock-based compensation expenses on our Condensed Consolidated Statements of Operations of approximately $669,000 related to our SFAS No. 123R compliance. To the extent that we continue to make stock option or other share-based grants to employees in the future, we will continue to incur such expenses, which will have a negative impact on our future earnings and results of operations.

Regulations could be enacted that restrict our Internet initiatives.

Federal, state and international authorities may adopt new laws or regulations governing the Internet, including laws or regulations covering issues such as privacy, distribution and content. For example, the European Union (“EU”) has issued several directives regarding privacy and data protection, including the Directive on Data Protection and the Directive on Privacy and Electronic Communications. The enactment of legislation implementing such directives by EU member countries is ongoing. The enactment of this and similar legislation or regulations could adversely impact our Internet sales and other initiatives, require changes in our sales and marketing practices and place additional financial burdens on our business.

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

ITEM 6. EXHIBITS.

10.1	Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 11th day of August, 2006.

SONIC SOLUTIONS

/s/ David C. Habiger David C. Habiger President and Chief Executive Officer (Principal Executive Officer)	August 11, 2006

/s/ A. Clay Leighton A. Clay Leighton Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	August 11, 2006