Form 10-Q
period 2006-09-30
SONIC SOLUTIONS/CA/
filed 2006-11-09
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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
Yes   ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐         Accelerated filer   ☒    Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 6, 2006
Common stock, no par value per share	26,008,421

SONIC SOLUTIONS

FORM 10-Q

For the quarterly period ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2006
ASSETS	March 31*	September 30
		(unaudited)
Current Assets:
Cash and cash equivalents	$18,731	$16,344
Short term investments	42,350	44,275
Accounts receivable, net of allowance for returns and doubtful accounts of $5,235 and $7,611 at March 31, 2006 and September 30, 2006, respectively	23,141	22,563
Inventory	689	458
Deferred tax benefit	3,879	4,037
Prepaid expenses and other current assets	3,771	3,454
Total current assets	92,561	91,131

Fixed assets, net	4,833	3,775
Purchased and internally developed software, net	1,266	885
Goodwill	54,151	54,151
Acquired intangibles, net	43,914	41,576
Deferred tax benefit, net	11,391	8,921
Other assets	1,355	946

Total assets	$209,471	$201,385

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,727	$4,903
Accrued liabilities	24,380	21,144
Deferred revenue	7,795	5,206
Bank note payable	---	20,000
Obligations under capital leases, current portion	35	8
Total current liabilities	39,937	51,261
Bank note payable	30,000	---
Other long term liabilities, net of current portion	373	585
Deferred revenue, net of current portion	2	59
Obligations under capital leases, net of current portion	2	---
Total liabilities	70,314	51,905

Commitments and contingencies (Note 9) Shareholders' Equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2006, and September 30, 2006, respectively	---	---
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 and 25,973,792 shares issued and outstanding at March 31, 2006 and September 30, 2006, respectively	126,880	130,571
Accumulated other comprehensive income (loss)	(937)	(1,064)
Accumulated earnings	13,214	19,973
Total shareholders’ equity	139,157	149,480
Total liabilities and shareholders’ equity	$209,471	$201,385

See accompanying notes to condensed consolidated financial statements.

* The consolidated balance sheet at March 31, 2006 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenue	$31,948	$35,853	$67,467	$72,740
Cost of revenue	7,154	8,091	16,919	15,806

Gross profit	24,794	27,762	50,548	56,934

Operating expenses:
Marketing and sales	7,354	7,698	15,877	15,227
Research and development	10,819	10,283	20,692	21,015
General and administrative	3,354	4,531	8,264	8,797
Abandoned acquisition	---	1,016	---	1,016
Business integration	41	---	336	---

Total operating expenses	21,568	23,528	45,169	46,055

Operating income	3,226	4,234	5,379	10,879
Other income (expense), net	(234)	190	(347)	348

Income before income taxes	2,992	4,424	5,032	11,227
Provision (benefit) for income taxes	(110)	1,755	(3,974)	4,468

Net income	$3,102	$2,669	$9,006	$6,759

Net income per share
Basic	$0.13	$0.10	$0.37	$0.26

Diluted	$0.11	$0.10	$0.32	$0.25

Shares used in computing net income per share
Basic	24,586	25,922	24,468	25,850

Diluted	27,975	27,253	27,738	27,334

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Six Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$9,006		$6,759
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	5,059		4,354
Deferred taxes	(4,201)		2,563
Provision for returns and doubtful accounts, net of write-offs and recoveries	(2,420)		2,376
Tax benefit from employee stock option plan	---		1,327
Excess tax benefits from stock-based compensation	---		(1,229)
Stock-based compensation	---		1,013
Changes in operating assets and liabilities:
Accounts receivable	(1,597)		(1,798)
Inventory	209		231
Prepaid expenses and other current assets	(891)		317
Other assets	95		409
Acquired intangibles sold as part of operations	1,169		---
Accounts payable	(2,197)		(2,851)
Accrued liabilities	3,056		(3,249)
Deferred revenue	1,818		(2,532)
Net cash generated by operating activities	9,106		7,690
Cash flows from investing activities:
Purchase of fixed assets	(1,316)		(557)
Investment in short term instruments	(26,100)		(22,425)
Redemption of short term instruments	---		20,500
Additions to purchased and internally developed software	(351)		(20)
Net cash used in investing activities	(27,767)		(2,502)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,611		1,350
Excess tax benefits from stock-based compensation	---		1,229
Payments on bank credit facility	---		(10,000)
Principal payments on capital leases	(52)		(29)
Net cash generated by financing activities	2,559		(7,450)
Effect of exchange rate changes on cash and cash equivalents	(593)		(125)
Net increase (decrease) in cash and cash equivalents	(16,695)		(2,387)
Cash and cash equivalents, beginning of period	35,436		18,731
Cash and cash equivalents, end of period	$18,741		$16,344
Supplemental disclosure of cash flow information:
Interest paid during period	$721		$1,046
Income taxes paid during period	$328		$2,352

Supplemental disclosure of non-cash transactions:
Adjustment of Roxio goodwill to increase acquired intangibles	$1,169	$	---
Adjustment of Roxio goodwill to decrease acquired liabilities, net	$14	$	---

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

Revenue Recognition

We recognize software-related revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue with respect to our patent program in accordance with the guidance of Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

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

Revenue from development agreements, in which the development or other services are essential to the functionality of the licensed software, is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed divided by total estimated hours to complete.

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

Management applies significant judgment and relies on historical experience in establishing allowances for expected returns. If future return patterns differ from past return patterns, for example, due to reduced demand for our products or other factors, we may be required to increase these allowances in the future and may be required to reduce future revenues. Sales made to distributors on a consignment basis are recognized upon sale to an end customer.

Some of our AuthorScript license arrangements are software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of the elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables, or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

In certain instances, a development agreement accounted for using the proportional performance method may include undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and vendor specific objective evidence may not exist for the undelivered elements, or we may not have sufficient experience with either the type of project or the customer involved to be able to reliably make estimates towards completion. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (e.g., the initial maintenance period).

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

Deferred revenue includes amounts billed to customers for which revenues have not been recognized and may result from the following: (1) deferred maintenance and support; (2) amounts billed to customers for license and development agreements in advance of recognizing the related revenue; and (3) amounts billed for undelivered elements and delivered elements of multiple element arrangements for which vendor-specific objective evidence of the fair values does not exist.

(2)	Basic and diluted income per share

The following table sets forth the computations of shares and net income per share, used in the calculation of basic and diluted net income per share for the second quarter and six months ended September 30, 2005 and 2006, respectively (in thousands, except per share data):

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2006	Six Months Ended September 30, 2005	Six Months Ended September 30, 2006
Net income applicable to common shareholders	$3,102	$2,669	$9,006	$6,759

Net income per share
Basic	$0.13	$0.10	$0.37	$0.26

Diluted	$0.11	$0.10	$0.32	$0.25

Shares used in computing net income
Basic	24,586	25,922	24,468	25,850

Diluted	27,975	27,253	27,738	27,334

The following is a reconciliation of the number of shares used in the basic and diluted net income per share computations for the second quarter and six months ended September 30, 2005 and 2006, respectively (in thousands):

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2006	Six Months Ended September 30, 2005	Six Months Ended September 30, 2006
Shares used in basic net income per share computation	24,586	25,922	24,468	25,850
Effect of dilutive potential common shares resulting from stock options	3,389	1,331	3,270	1,484

Shares used in diluted net income per share computation	27,975	27,253	27,738	27,334

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

We exclude all potentially dilutive securities from our diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands), respectively:

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2006	Six Months Ended September 30, 2005	Six Months Ended September 30, 2006
Stock options excluded due to the exercise price exceeding the average fair value of the common stock	3,881	4,132	3,996	5,418

Shares excluded from diluted net income per share computation	3,881	4,132	3,996	5,418

(3)	Employee Stock-Based Compensation

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

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options or employee stock purchase plan had been recognized in our results of operations since the exercise price of the options issued to employees and directors were granted with exercise prices at the fair market value of the underlying stock at the date of grant.

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

The following table sets forth the summary of option activity under our stock option plans for the three and six months ended September, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (*)
Outstanding at April 1, 2006	7,317,611	$13.29
Options granted	52,600	$15.84
Options exercised	184,689	$3.45
Options cancelled/forfeited/expired	67,668	$17.04
Outstanding at June 30, 2006	7,117,854	$13.54	7.71	$27,809,284
Options granted	4,000	$14.98
Options exercised	103,150	$7.06
Options cancelled/forfeited/expired	116,762	$17.45
Outstanding at September 30, 2006	6,901,942	$13.57	7.45	$22,269,084
Vested or expected to vest at September 30, 2006	6,890,456	$13.58	0.02	$22,236,191
Exercisable at September 30, 2006	6,707,220	$13.70	7.45	$21,052,595

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s common stock as of September 30, 2006 ($15.24 per share).

The total intrinsic value of options exercised for the three and six months ended September 30, 2006 was $845,451 and $3,352,504, respectively.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006 (in thousands, except number of years and per share data):

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Exercise Price
$1.1200 to $2.5625	628,801	3.66	$1.69	628,801	$1.69
$2.5626 to $5.3200	728,265	5.35	4.00	680,450	3.97
$5.3201 to $13.4730	633,313	6.29	8.05	543,054	8.09
$13.4731 to $14.5500	713,528	7.76	14.09	688,528	14.08
$14.5501 to $15.5000	674,646	8.87	14.98	670,646	14.98
$15.5001 to $16.5400	656,633	8.29	16.06	656,633	16.06
$16.5401 to $20.8600	2,866,756	8.48	18.80	2,839,108	18.82
$1.1200 to $20.8600	6,901,942	7.45	$13.57	6,707,220	$13.70

As of September 30, 2006, total unamortized stock-based compensation expense related to non-vested stock options was $1,004,157, which is expected to be recognized over a weighted average period of approximately 1 year. We have used the ratable method to recognize compensation expense for all stock-based awards granted prior to April 1, 2006 and will continue to use the ratable method for awards granted on or subsequent to April 1, 2006.

The total recognized tax benefit related to stock-based compensation expense is $325,000 and $1,327,000, respectively, for the quarter and six months ended September 30, 2006. There was no tax related benefit recognized for the quarter or six months ended September 30, 2005. The adoption of SFAS No. 123R on April 1, 2006 resulted in a stock-based compensation expense of $344,000 and $1,013,000 recorded in our Condensed Consolidated Statements of Operations for the quarter and six months ended September 30, 2006, respectively. There was no stock-based compensation expense recorded for the quarter and six months ended September 30, 2005. The expense for the quarter and six months ended September 30, 2006 was recorded as follows (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of revenue	$7	$43
Marketing and sales	125	535
Research and development	125	267
General and administrative	87	168
	$344	$1,013

Prior to our adoption of SFAS No. 123R on April 1, 2006, had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123R, our net income and net income per share for the quarter and six months ended September 30, 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended September 30, 2005	Six Months Ended September 30, 2005
Net income as reported	$3,102	$9,006
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	2,963	6,495

Pro Forma net income	$139	$2,511

Reported basic net income per share	$0.13	$0.37

Reported diluted net income per share	$0.11	$0.32

Pro Forma basic net income per share	$0.01	$0.10

Pro Forma diluted net income per share	$0.00	$0.09

The following table sets forth the weighted-average fair value of options granted in the quarters ended September 30, 2005 and 2006, respectively:

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2006	Six Months Ended September 30, 2005	Six Months Ended September 30, 2006
Weighted-average fair value of options granted	$12.59	$9.58	$10.97	$10.26
Risk-free interest rates	4.1%	4.8%	4.0	5.1%
Expected volatility	86%	75%	88%	75%
Expected life (in years)	4.0	4.9	3.8	5.0
Expected dividend	---	---	---	---

We estimate the volatility of our common stock by generally using the historical five year volatility of the Company blended with an implied volatility rate. Management determined that a blended volatility was more reflective of our market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to April 1, 2006, we based the volatility assumption solely on the historical volatility of the Company for pro forma disclosure purposes. We will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

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

Net stock options, after forfeitures and cancellations, granted during the three and six months September 30, 2005 and 2006 represented 12.64%, 0.06%, 23.31%, and 0.77%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Net stock options, after forfeitures and cancellations granted during the three and six months ended September 30, 2005 and 2006 represented 11.98%, 0.06%, 23.04%, and 0.80%, respectively, of outstanding shares as of the end of each fiscal quarter, respectively.

(4)	Inventory

The components of inventory consist of (in thousands):

	March 31,	September 30,
	2006	2006
Finished goods	$649	$457
Work in-process	40	1
	$689	$458

(5)	Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

	March 31, 2006		September 30, 2006
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$842	$1,961	$(1,327)	$634
Internally developed software	3	424	9,583	(9,332)	251
		$1,266	$11,544	$(10,659)	$885

Amortization of internally developed software costs was $71,000 and $79,000 for the quarters ended September 30, 2005 and 2006, respectively, and $183,000 and $172,000 for the six months ended September 30, 2005 and 2006.

Acquired Intangibles:

	March 31, 2006		September 30, 2006
	Useful life in years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Acquired technology	3-5	$7,080	$11,110	$(5,143)	$5,967
Customer lists	4-15	11,082	14,440	(4,553)	9,887
Trademarks	3	52	180	(158)	22
Brand name	Indefinite	25,700	25,700	—	25,700
		$43,914	$51,430	$(9,854)	$41,576

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1,318,000, $1,169,000, $2,633,000 and $2,338,000 for the second quarter and six months ended September 30, 2005 and 2006, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2007 (remaining six months)	$2,329
2008	4,354
2009	3,904
2010	1,922
2011	1,203
Thereafter	2,164
$15,876

We evaluate the remaining useful life of intangible assets not subject to amortization, such as brand names, each annual reporting period, or when events and circumstances indicate that impairment might have occurred, to determine whether events and circumstances continue to support an indefinite useful life. If it is determined the asset now has a definite useful life, that intangible asset is then amortized prospectively over its remaining useful life. In addition, we test indefinite-lived assets for impairment at least annually. If impairment is found, the asset is reduced to its net fair value at date of impairment.

The following table presents a rollforward of the goodwill and other acquired intangibles during the period from March 31, 2006 to September 30, 2006 (in thousands):

	March 31, 2006	Amortization (1)		September 30, 2006
Goodwill	$54,151	$	---	$54,151
Acquired technology	7,081		(1,114)	5,967
Trademark/brand name	25,752		(30)	25,722
Customer lists/contracts	11,081		(1,194)	9,887
	$98,065		$(2,338)	$95,727

(1)	Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

(6)	Roxio CSD Acquisition

On December 17, 2004, Sonic completed the acquisition of the Roxio Consumer Software Division (“Roxio CSD”). Subsequently the seller, Roxio Inc., changed its name to Napster Inc.. The purchase agreement anticipated certain potential additional adjustments of the cash portion of the purchase price based on final working capital calculations. During the first quarter of fiscal year 2007, a final payment to Napster Inc. was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. Sonic combined most of the operating organization of the Roxio CSD together with its Desktop Products Group and named the combined organization “The Roxio Division.”

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

As part of the acquisition of the Roxio CSD, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by Roxio. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):
Facility Exit Costs

Liability recorded at acquisition date	$2,214
Payments	(2,743
Adjustments	956
Balance at September 30, 2006	$427

Results for the Roxio CSD have been included in our consolidated results beginning on December 18, 2004.

(7)	Accrued Liabilities

Accrued liabilities consist of (in thousands):
	March 31, 2006	September 30, 2006
Commissions payable	$1,060	$633
Accrued compensation and benefits	5,149	4,222
Accrued professional services	3,000	3,157
Accrued marketing costs	2,246	1,463
Accrued royalties	5,227	7,658
Accrued acquisition/restructuring costs	1,608	427
Other accrued expenses	6,090	3,584
Total accrued liabilities	$24,380	$21,144

(8)	Shareholders’ Equity

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

During the six months ended September 30, 2006, approximately 288,000 options were exercised with an exercise price value of approximately $1,350,000.

(9)	Contingencies, Commitments and Credit Facilities

(A)	CONTINGENCIES

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which we acquired in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of original equipment manufacturer (“OEM”) customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $1,559,000, on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio, MGI and two others. Upon receiving the results of the claim construction hearing by the District Court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the District Court’s claim construction to the Federal Circuit Court of Appeal. The appeal (Case No. 05-1142) was heard at the Federal Circuit Court of Appeal on December 7, 2005. On September 13, 2006, the Appeals,affirmed in part, and remanded the case back to the trial court. We along with the two other remaining defendants in the case will continue to vigorously defend the action at the District Court. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

(B)	COMMITMENTS

We lease certain facilities and equipment under noncancelable operating leases. Rent expense under operating leases for the quarters ended September 30, 2005 and 2006 was approximately $1,115,000 and $1,156,000, respectively, and for the six months ended September 30, 2005 and 2006 was approximately $2,121,000 and $2,219,000, respectively. Additionally, in July 2006, we signed the Third Sublease Amending Agreement which amends the lease for our office in Santa Clara, California (the “Santa Clara Lease”). The Third Sublease Amending Agreement extends the term, which was originally set to expire in November 2006, to March 31, 2011.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of the Roxio CSD, including:

•
the Santa Clara Lease, which is for a facility of approximately 75,000 square feet in a facility located in Santa Clara, California. Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease was to expire on November 30, 2006, however, in July 2006, we signed the Third Sublease Amending Agreement to the Santa Clara Lease to extend the term to March 31, 2011. As of December 6, 2006, the monthly base rent will be $95,253, and will increase annually to the final year’s monthly base rent of $107,349. The Santa Clara Lease is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults under the terms of the Santa Clara Lease. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sublandlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our existing revolving credit facility. We have provided an accrual of $700,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring; and

•
a lease of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario (the “Richmond Hill Lease”). We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under various operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

Year Ending March 31	Lease Obligation

2007 (six remaining months)	$1,832
2008	3,527
2009	3,074
2010	2,387
2011	1,355
Thereafter	—
$12,175

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $8,000 for the fiscal year ending March 31, 2007. As of September 30, 2006, approximately $427,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

(C)	CREDIT FACILITIES

On December 13, 2004 we entered into a Loan and Security Agreement (the “Loan Agreement”) with UBOC that provides for a three-year revolving credit facility (as later amended, the “Amended Credit Facility”). On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the required leverage ratio. Total funds available under the Amended Credit Facility are $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. During the quarter ended September 30, 2006, we paid $10,000,000 against our outstanding borrowings under the Amended Credit Facility.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of September 30, 2006, the interest rate was 6.83%.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. As of September 30, 2006, we were in compliance with all financial covenants.

(D)	OTHER

We sponsor a 401(k) savings plan covering most U.S. salaried employees. Effective July 1, 2006, we implemented a matching contribution program, with matching amounts retroactive to January 1, 2006, subject to the terms of the program and applicable laws. All matching contribution amounts will be paid in cash and will be immediately 100% vested. During the quarter ended September 30, 2006, we paid matching contribution amounts of approximately $358,000 for the retroactive period of January 1, 2006 through June 30, 2006, which were previously accrued. As of September 30, 2006, we had accrued approximately $370,000 for second quarter fiscal year 2007 matching amounts.

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

Our professional products segment includes advanced DVD-Video, HD DVD and Blu-ray Disc creation tools which are intended for use by high-end technically-oriented customers and professional videographers who may offer media creation services for a fee. The following tables show the revenue by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenue
Consumer	$28,886	$33,232	$62,761	$67,397
Professional audio and video	3,062	2,621	4,706	5,343

Total net revenue	$31,948	$35,853	$67,467	$72,740

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Quarter Ended September 30, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$28,886	$3,062	$—	$31,948
Operating income (loss)	$7,665	$328	$(4,767)	$3,226

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Six Months Ended September 30, 2005
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$62,761	$4,706	$—	$67,467
Operating income (loss)	$16,981	$(418)	$(11,184)	$5,379

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Quarter Ended September 30, 2006
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$33,232	$2,621	$—	$35,853
Operating income (loss)	$11,730	$(660)	$(6,836)	$4,234

Net Revenue and Operating Income (Loss) by Segment (in thousands):

	Six Months Ended September 30, 2006
	Consumer	Professional audio and video	Unallocated operating expenses	Total
Net revenue	$67,397	$5,343	$—	$72,740
Operating income (loss)	$23,932	$(838)	$(12,215)	$10,879

Net Revenue by Geographic Location (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006

North America	$23,143	$29,214	$52,485	$56,528
Export:
France	589	324	1,469	639
Germany	463	984	881	1,388
United Kingdom	839	759	1,886	1,375
Other European	895	1,112	1,648	2,222
Japan	4,891	2,332	7,393	8,145
Singapore	579	641	684	1,402
Taiwan	127	17	235	26
Other Pacific Rim	260	439	607	916
Other international	162	31	179	99

Total net revenue	$31,948	$35,853	$67,467	$72,740

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):
	Quarter Ended September 30,
	2005	2006

North America	$5,048	$2,678
Japan	209	163
Canada	541	404
Other international	389	530
Total net assets	$6,187	$3,775

Significant Customer Information (in thousands):

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2005	2006	2005	2006	2005	2006
Dell	20%	23%	18%	23%	17%	19%
Digital River	4%	16%	5%	14%	2%	7%
Ingram	8%	14%	8%	11%	11%	8%
Navarre	7%	21%	11%	15%	9%	21%
Sanshin	9%	8%	7%	10%	8%	7%

Revenue recognized from Dell is pursuant to development and licensing agreements.

Revenue recognized from Digital River is pursuant to a reseller agreement entered into during fiscal year 2006, resulting in a change of relationship from third party provider to reseller.

Revenue recognized from Ingram and Navarre is pursuant to distributor agreements.

Revenue recognized from Sanshin is pursuant to a reseller agreement.

(11)	Comprehensive Income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net income	$3,102	$2,669	$9,006	$6,759
Other comprehensive loss: Foreign currency translation gains (losses)	(542)	8	(593)	(127)
Comprehensive income	$2,560	$2,677	$8,413	$6,632

(12)	Income Taxes

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

During the quarter and six months ended September 30, 2005, we recorded an income tax provision (benefit) of $(110,000) and $(3,974,000) respectively. Based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, included in the amounts above are income tax benefits relating to the reversal of valuation allowances totaling $4,201,000 and $1,658,000 for the quarters ended June 30, 2005 and September 30, 2005, respectively.

During the quarter and six months ended September 30, 2006, we recorded income tax expense of $1,755,000 and $4,468,000, respectively. We calculated our projected effective tax rate for the year ending March 31, 2007 to be 39.8%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, state research and development tax credits and tax effect of stock-based compensation expense resulting from the adoption of SFAS No. 123R.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In June 2006, the EITF ratified its conclusion on EITF No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company's financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. If ratified by the FASB, EITF 06-03 will be effective for fiscal years beginning after December 15, 2006. If required, we will adopt the disclosure provisions of EITF 06-03 effective for the fiscal year beginning April 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. We are currently evaluating the impact of adopting SAB No. 108 on our consolidated financial statements.

(14)	Subsequent Event

On November 6, 2006, we acquired all of the shares of SystemOK, a software company based in Gotenburg, Sweden, for a total purchase price of $10.7 million, comprised of $10.2 million in cash and 31,566 shares of Sonic common stock. The acquisition expands our existing Roxio product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery, and backup applications. We believe the extended Roxio product portfolio will help further establish the brand as a choice for a broad range of channel partners, including major retailers, e-tailers, OEMs, and resellers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAKE FUTURE RESULTS DIFFICULT TO PREDICT; CERTAIN ITEMS TO REMEMBER WHEN READING OUR FINANCIAL STATEMENTS

The discussions in this Quarterly Report on Form 10-Q should be read in conjunction with our accompanying financial statements and the related notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements included or incorporated by reference in this Quarterly Report, other than statements that are purely historical, are forward-looking statements. Words such as “should,” “could,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to: our plans to develop and market new products; expansion of our operations; outcome and impact on our operations of any litigation; relationships with existing and future customers, suppliers and distributors; availability of additional financing to satisfy our working capital and other requirements; our ability to improve our financial performance; other competitive pressures; effects of integrating businesses that we purchased, including SystemOK (which we purchased in fiscal year 2007), the Roxio CSD (which we purchased in fiscal year 2005) and InterActual (which we purchased in fiscal year 2004); future acquisitions and other business combinations, if any, effected by us or our competitors; and estimated tax credits available to us and tax rates applicable to us. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statements contained in this Quarterly Report. Many factors, including but not limited to those described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, can cause actual results to differ materially from those express or implied by the forward-looking statements contained in this report. As a result, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

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

We develop and market computer software related to digital media - that is, photographs, audio, video, and other data in digital formats. Our product lines cover the two most successful optical disc based digital media formats ―the Compact Disc (“CD” and “CD-Audio”) and the DVD―as well as the emerging High-Definition DVD (“HD DVD”) and Blu-ray Disc (“BD”) formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD-Video, HD DVD, BD, and related formats;

•	recording data files on CD, DVD, HD DVD, and BD recordable discs;

•	editing audio and video programs;

•	playing DVD, HD DVD, and BD discs as well as digital content from other storage media and portable devices;

•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	managing digital media on a computer or consumer electronics device;

•	editing and adjusting digital photographs and other images; and

•	backing up the information contained on hard disks attached to computers and consumer electronics devices.

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

We organize our business into three operating units:

•
Professional Products Group - Our Professional Products Group offers professional-level hardware and software authoring solutions for creating packaged media releases in DVD-Video, DVD-ROM as well as the emerging HD DVD and BD next generation high-definition and high-density disc formats. Intended for use by highly skilled professional content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our products include Scenarist Workgroup, SD-series and CineVision™ video and audio encoders, DVDit® , DVDit Pro, and eDVD® all of which we sell under the Sonic® brand name. We also sell content development technology, products and services under the InterActual® brand name that enable professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally we license and/or bundle some of our professional authoring products to third-party companies such as Avid Technology. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

•
Roxio Division - The Roxio Division offers a number of digital media software application products under the Roxio® brand name. Our consumer applications include Backup MyPC®, CinePlayer® , Easy DVD Copy® , MyDVD® , PhotoSuite® , Popcorn™, RecordNow!® , Roxio Easy Media Creator® , Sonic DigitalMedia™ Studio, Sonic PrimeTime® , Toast® , VideoWave® and others. We sell and market these products through product bundling arrangements with OEM suppliers of related products, as well as volume licensing programs (“VLP”), our webstore and in retail channels. We finalized the Roxio CSD acquisition in December 2004. Since the acquisition, we have been transitioning all of our consumer applications software products to the Roxio brand.

•
Advanced Technology Group - The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC application and consumer electronics developers. We market much of this software under the AuthorScript ®, CinePlayer, and Roxio brand names. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

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

We recognize software-related revenue in accordance with AICPA SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition,” with respect to certain arrangements, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” we recognize revenue with respect to our patent program in accordance with the guidance of SAB 104, “Revenue Recognition in Financial Statements.” SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, hardware, upgrades, enhancements, maintenance and support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence.

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

Revenue from development agreements in which the development or other services are essential to the functionality of the licensed software is recognized in accordance with SOP 81-1 over the performance period based on proportional performance. Under this method, management may be required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion as measured by hours completed divided by total estimated hours to complete.

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

Some of our AuthorScript license arrangements are software bundling arrangements in which we receive a royalty upon the shipment of every unit of the licensee’s products containing the AuthorScript technology, whereas other AuthorScript arrangements involve extensive development and customization of our software in exchange for development fees and/or one-time license fees. In those situations where the services to be performed in connection with the AuthorScript arrangement meet the requirements of SOP 97-2, Paragraph 65 (that is, we have vendor specific objective evidence of the fair value of the services, the services have an impact on the total price of the arrangement, and the services are not essential to the functionality of the other elements of the arrangement), we recognize revenue as described above for multi-element software arrangements, with revenue allocated to each element of the arrangement based on the fair values of the elements. In those situations where the services to be performed in connection with the AuthorScript arrangement are essential to the functionality of the ultimate software deliverables, or the criteria of Paragraph 65 of SOP 97-2 cannot otherwise be met, we recognize revenue in accordance with SOP 81-1, whereby the revenue is recognized over the performance period based on proportional performance. Under this method, management is required to estimate the number of hours needed to complete a particular project, and revenues and profits are recognized as the contract progresses to completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to expense in the period the loss first becomes known. To date, there have been no such losses.

In certain instances, a development agreement accounted for using the proportional performance method may include undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and vendor specific objective evidence may not exist for the undelivered elements, or we may not have sufficient experience with either the type of project or the customer involved to be able to make estimates towards completion. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (e.g. the initial maintenance period).

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

Deferred revenue includes amounts billed to customers for which revenues have not been recognized which results from the following: (1) deferred license, maintenance and support; (2) amounts billed in excess of services performed to customers for license and development agreements; and (3) amounts billed for undelivered elements and delivered elements of multiple element arrangements for which vendor-specific objective evidence of the fair values does not exist.

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

In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” goodwill is not amortized. Rather, goodwill is subject to an assessment for impairment, occurring at least annually. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment of goodwill. We test goodwill for impairment in accordance with SFAS No. 142 at least annually and more frequently upon the occurrence of certain events, as defined in SFAS No. 142. SFAS No. 142 requires us to identify reporting units and to estimate the fair values of our reporting units as of the date we test for impairment. We have three reporting units. These three reporting units equate to our two operating segments, the Consumer and Professional Products segments, as reported in Note 10 to our Condensed Consolidated Notes to Financial Statements. All three of the reporting units include goodwill.

In the goodwill impairment analysis, the fair value of each reporting unit is compared to its carrying value, including goodwill. We use a discounted cash flow valuation model to determine the fair values of our operating units. If we determine that goodwill may be impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. Goodwill has resulted from our Ravisent product business acquisition during the quarter ended June 30, 2002, from our acquisition of VERITAS Desktop and Mobile Division from VERITAS during the quarter ended December 31, 2002, from our acquisition of InterActual Technologies, Inc. (“InterActual”) during the quarter ended March 31, 2004, and from our Roxio CSD acquisition during the quarter ended December 31, 2004, all of which were accounted for as purchases. As of September 30, 2006, no events have occurred that would lead us to believe that there has been any goodwill impairment.

In the identifiable intangibles impairment analysis, if events or circumstances exist that indicate that the carrying value of an asset may not be recoverable, the fair value of each asset is compared to its carrying value. If the asset’s carrying value is not recoverable and exceeds its fair value, we would record an impairment adjustment equal to the difference between the carrying value of the asset and its fair value. As of September 30, 2006, no events have occurred that would lead us to believe that there has been any intangible asset impairment.

-	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets which we consider impaired as of September 30, 2006.

-	Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

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

If factors change, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which are characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

-	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a provision for federal, state and foreign taxes, in the amount of $1,755,000 and $4,468,000 was made for the quarter and six months ended September 30, 2006, respectively. We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

During the quarter and six months ended September 30, 2005, we recorded an income tax provision (benefit) of $(110,000) and $(3,974,000) respectively. Additionally, during the quarter ended June 30, 2005, based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked an income tax benefit relating to the reversal of valuation allowances totaling $4,201,000 and $1,658,000 for the quarters ended June 30, 2005 and September 30, 2005, respectively.

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

Results of Operations

The following table sets forth certain items from Sonic’s statements of operations as a percentage of net revenue for the second quarter and six months ended September 30, 2005 and 2006, respectively (in percentages):

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.4	22.6	25.1	21.7
Gross profit	77.6	77.4	74.9	78.3

Operating expenses:
Marketing and sales	23.0	21.5	23.5	20.9
Research and development	33.9	28.7	30.7	28.9
General and administrative	10.5	12.6	12.2	12.2
Abandoned acquisition	---	2.8	---	1.4
Business integration	0.1	---	0.5	---
Total operating expenses	67.5	65.6	66.9	63.4

Operating income	10.1	11.8	8.0	14.9

Other income (expense), net	(0.7)	0.5	(0.5)	0.5

Provision (benefit) for income taxes	(0.3)	4.9	(5.8)	6.1

Net income	9.7%	7.4%	13.3%	9.3%

Effective April 1, 2006, we adopted SFAS No. 123R on a modified prospective basis, including equity-based compensation expense related to employee stock options. Total equity-based compensation expenses amounted to $344,000 and $1,013,000 for the second quarter and six months ended September 30, 2006. As we are using the modified prospective transition method, our prior period financial statements have not been restated to reflect the impact of SFAS No. 123R; therefore, equity-based compensation expenses are not included in our results of operations for the second quarter and six months ended September 30, 2005. This difference should be noted when comparing our results of operations for these periods.

Comparison of Second Quarter and Six Months Ended September 30, 2005 and 2006

NET REVENUE. Our net revenue increased from $31,948,000 for the quarter ended September 30, 2005 to $35,853,000 for the quarter ended September 30, 2006, representing an increase of approximately 12%. For the six months ended September 30, 2006, net revenue was $72,740,000 compared to $67,467,000 for the six months ended September 30, 2005, representing an increase of 8%. The increase in net revenue for the quarter ended September 30, 2006 was primarily due to higher OEM revenue from new and existing OEM partners. This increase was offset in part by a decrease in sales reported by our professional products segment, caused primarily by delays in adoption of new high definition formats. The increase in net revenue for the six months ended September 30, 2006 was primarily due to an increase in professional product revenue of approximately 14%, arising primarily from revenue recognized on sales of high-definition DVD products, which were introduced during the fiscal year ended March 31, 2006 and a 7% increase in consumer revenues. Consumer revenues increased due to higher OEM revenue from new and existing OEM partners offset by lower patent sale revenues. Included in net revenue for the six months ended September 30, 2005 is revenue recognized, in June 2005, in the amount of approximately $2,082,000 from the sales of certain patents that we had acquired with the Roxio CSD acquisition. No patent revenues were recorded in the six months ended September 30, 2006. Excluding the revenue recognized from sales of these patents, consumer revenue for the six months ended September 30, 2006 increased approximately 11%, compared to the six months ended September 30, 2005. The following table includes the breakdown of revenue by consumer and professional products for the second quarters and six months ended September 30, 2005 and 2006 (in thousands):

	Quarter Ended September,		Change
	2005	2006	Amount	Percent
Net revenue
Consumer	$28,886	$33,232	$4,346	15%
Professional products	3,062	2,621	(441)	(14) %
Total net revenue	$31,948	$35,853	$3,905	12%

	Six Months Ended September,		Change
	2005	2006	Amount	Percent
Net revenue
Consumer	$62,761	$67,397	$4,636	7%
Professional products	4,706	5,343	637	14%
Total net revenue	$67,467	$72,740	$5,273	8%

International sales accounted for $8.8 million, or 28% of our net revenue in the second quarter ended September 30, 2005 and $6.6 million or 19% of our net revenue in the second quarter ended September 30, 2006. International sales remained consistent at 22% of our net revenue for the six months ended September 30, 2005 and 2006. Sales to Japan accounted for 15% and 7% of our net revenue for the second quarters ended September 30, 2005 and 2006, respectively. Sales to Japan accounted for 11% of our net revenue for both the six month periods ended September 30, 2005 and 2006. International sales historically have ranged from 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue. The following table includes the breakdown of revenue for the second quarters and six months ended September 30, 2005 and 2006 indicated by geographic location (in thousands):

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
North America	$23,143	$29,214	$52,485	$56,528
Export:
France	589	324	1,469	639
Germany	463	984	881	1,388
United Kingdom	839	759	1,886	1,375
Other European	895	1,112	1,648	2,222
Japan	4,891	2,332	7,393	8,145
Singapore	579	641	684	1,402
Taiwan	127	17	235	26
Other Pacific Rim	260	439	607	916
Other international	162	31	179	99

Total net revenue	$31,948	$35,853	$67,467	$72,740

COST OF REVENUE. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production of revenue-generating products and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue of 22.4% of net revenue in the second quarter ended September 30, 2005 was consistent with 22.6% in the second quarter ended September 30, 2006. Cost of revenue as a percentage of net revenue decreased from 25.1% for the six months ended September 30, 2005 to 21.7% for the six months ended September 30, 2006. The decrease in cost of revenue as a percentage of net revenue for the six months ended September 30, 2006 was primarily due to lower fulfillments costs for direct sales due to a change in our fulfillment model, a decrease in amortization expense related to acquired intangible assets, improved pricing from a key supplier, and a shift in product mix offset in part by higher third party royalties. Included in revenue and cost of revenue in the quarter ended June 30, 2005 is $2,082,000 of revenue and $1,169,000 of costs related to the sale of certain patents. Cost of revenue on this sale of patents, as a percentage of revenue, was higher than on our other revenue. Cost of revenue for the second quarter and six months ended September 30, 2006 includes compensation expense of $7,000 and $43,000, respectively, related to equity-based compensation resulting from our adoption of SFAS No, 123R on April 1, 2006, whereas, there was no equity-based compensation charge in the second quarter or six months ended September 30, 2005.

We capitalize a portion of our software development costs in accordance with SFAS No. 86. This means that a portion of the costs we incur for software development is not recorded as an expense in the period in which it is actually incurred. Instead, certain qualifying costs are recorded as an asset on our balance sheet. The amount recorded on our balance sheet is then amortized to cost of revenue over the estimated life of the products in which the software is included. During the second quarters ended September 30, 2005 and 2006 we capitalized approximately $40,000 and $0, respectively, and amortized approximately $71,000 and $79,000, respectively, exclusive of any amounts on acquired intangibles. During the six months ended September 30, 2005 we capitalized approximately $112,000 and amortized approximately $183,000 and during the six months ended September 30, 2006 we capitalized $0 and amortized $173,000.

SIGNIFICANT CUSTOMERS.   Revenue from Dell accounted for 20% and 23% of our total net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and for 18% and 23% of our total net revenue for the six months ended September 30, 2005 and 2006, respectively. Ingram and Navarre accounted for 15% and 35% of our total net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and for 19% and 26% of our total revenue for the six months ended September 30, 2005 and 2006, respectively. Revenue recognized from Digital River accounted for 4% and 16% of our total revenue for the second quarters ended September 30, 2005 and 2006, respectively, and for 5% and 14% of our total revenue for the six months ended September 30, 2005 and 2006, respectively. Sanshin accounted for 9% and 8% of our total net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and for 7% and 10% of our total net revenue for the six months ended September 30, 2005 and 2006, respectively. The following table shows the percentage breakdown of significant customers for the periods indicated:

	Percent of Total Net Revenue Quarter Ended September 30,		Percent of Total Net Revenue Six Months Ended September 30,		Percent of Total Accounts Receivable September 30,
	2005	2006	2005	2006	2005	2006
Dell	20%	23%	18%	23%	17%	19%
Digital River	4%	16%	5%	14%	2%	7%
Ingram	8%	14%	8%	11%	11%	8%
Navarre	7%	21%	11%	15%	9%	21%
Sanshin	9%	8%	7%	10%	8%	7%

No other customer accounted for more than 10% of our revenue for the second quarters or six months ended September 30, 2005 and 2006. Revenue recognized from Dell was pursuant to development and licensing agreements. Revenue recognized from Ingram and Navarre was pursuant to a distributor agreement in connection with the business lines acquired with the Roxio CSD acquisition. Revenue recognized from Digital River and Sanshin was pursuant to reseller agreements. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

GROSS PROFIT. Our gross profit as a percentage of net revenue of 77.6% for the second quarter ended September 30, 2005 was comparable to our gross profit percentage of 77.4% for the second quarter ended September 30, 2006. Gross profit as a percentage of revenue increased from 74.9% for the six months ended September 30, 2005 to 78.3% for the six months ended September 30, 2006. The increase in our gross profit for the six months ended September 30, 2006 was primarily due to the reduction in cost of sales as discussed above.

MARKETING AND SALES. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses and dealer and employee sales commissions. Our marketing and sales expenses increased from $7,354,000 for the second quarter ended September 30, 2005 to $7,698,000 for the second quarter ended September 30, 2006. Marketing and sales expenses decreased from $15,877,000 for the six months ended September 30, 2005 to $15,227,000 for the six months ended September 30, 2006. Marketing and sales expenses represented 23.0% and 21.5% of net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and 23.5% and 20.9% for the six months ended September 30, 2005 and 2006, respectively. Our marketing and sales expenses for the second quarter ended September 30, 2006 increased primarily due to an increase in our promotional advertising expenses as a result of our increased marketing and sales operations and promotional expenses associated with the release of Easy Media Creator 9. Our marketing and sales expenses for the six months ended September 30, 2006 decreased primarily due to a decrease in use of higher cost outside sales personnel and consultants, and a decrease in promotional advertising costs, primarily due to a reduction in an advertising accrual previously recorded. Marketing and sales expense for the six months ended September 30, 2005 included a sales commission of $476,000 associated with the sale of certain patents that we had acquired with the Roxio CSD acquisition, which had been recorded in June 2005. Sales and marketing expense for the quarter and six months ended September 30, 2006 included $125,000 and $535,000, respectively, of equity-based compensation expense associated with the adoption of SFAS No. 123R. Headcount decreased slightly from 166 at September 30, 2005 to 160 at September 30, 2006. We anticipate that marketing and sales expenses will increase as our global marketing and sales operations continue to expand and headcount increases in the future.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of employee salaries and benefits, travel and consulting expenses incurred in the development of new products. Our research and development expenses decreased from $10,819,000 for the second quarter ended September 30, 2005 to $10,283,000 for the second quarter ended September 30, 2006. Research and development expenses increased from $20,692,000 for the six months ended September 30, 2005 to $21,015,000 for the six months ended September 30, 2006. Our research and development expenses represented 33.9% and 28.7% of net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and 30.7% and 28.9% of net revenue for the six months ended September 30, 2005 and 2006, respectively. Research and development expenses decreased for the second quarter ended September 30, 2006 primarily due to reduced consulting expenses associated with product development. Research and development expenses increased for the six months ended September 30, 2006 primarily due to higher salary expense, increased facility expense and increased consulting expense as a result of our expanded product lines. Research and development expense includes equity-based compensation expense of $125,000 and $267,000 for the quarter and six months ended September 30, 2006, associated with the adoption of SFAS No. 123R. We anticipate that research and development expenditures will continue to increase in future periods as our operations expand.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased from $3,354,000 for the second quarter ended September 30, 2005 to $4,531,000 for the quarter ended September 30, 2006 and increased from $8,264,000 for the six months ended September 30, 2005 to $8,797,000 for the six months ended September 30, 2006. Our general and administrative expenses represented 10.5% and 12.6% of net revenue for the second quarters ended September 30, 2005 and 2006, respectively, and 12.2% and 12.2% of net revenue for the six months ended September 30, 2005 and 2006, respectively. General and administrative expenses increased due to increases in rent, insurance, professional and other general expenses related to the overall increase in total headcount from 630 at September 30, 2005 to 680 at September 30, 2006. Included in general and administrative expenses for the second quarter and six months ended September 30, 2006 is equity-based compensation expense of $87,000 and $168,000, respectively, associated with the adoption of SFAS No. 123R. We anticipate that general and administrative expenses will increase in the future as our operations expand.

ABANDONED ACQUISITION EXPENSE. Abandoned acquisition expenses in fiscal year 2007 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

BUSINESS INTEGRATION EXPENSE. Business integration expenses in the fiscal year ended March 31, 2006 consisted primarily of expenses we incurred to integrate the Roxio CSD business, which we acquired in December 2004, into our existing operations.

OTHER INCOME AND EXPENSE, NET. Other income on our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency fluctuations. Interest income was approximately $262,000 and $789,000 for the second quarters ended September 30, 2005 and 2006, respectively, and approximately $465,000 and $1,465,000 for the six months ended September 30, 2005 and 2006, respectively. Interest income increased primarily due to the increase in our cash balances invested and higher interest rates. Other expense for the second quarter ended September 30, 2005 and 2006 primarily consisted of interest expense of approximately $408,000 and $534,000, respectively, and approximately $764,000 and $1,046,000 for the six months ended September 30, 2005 and 2006, respectively, relating to the interest due on the UBOC Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expense for the second quarters ended September 30, 2005 and 2006 included foreign currency transaction gains and losses. Other expense for the six months ended September 30, 2006 also included a write-down of an investment in another entity, which totaled approximately $75,000.

PROVISION (BENEFIT) FOR INCOME TAXES. In accordance with SFAS No. 109, “Accounting for Income Taxes,” provisions (benefits) for federal, state and foreign taxes in the amount of approximately $(110,000) and $(3,974,000) were made for the quarter and six months ended September 30, 2005. At September 30, 2005, we had a tax valuation allowance of $16.8 million related to our deferred tax assets. The reserves were established in prior years when net operating losses were incurred since we could not then determine it was more likely than not that the deferred tax assets would be realized. Based upon an evaluation of results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, we booked income tax provisions (benefits) of ($4,201,000) and ($1,658,000) in the first and second quarters of the fiscal year ended March 31, 2006, respectively, which are included in the above net benefits. In accordance with SFAS No. 109, we evaluate the recoverability of our deferred tax assets and assess our operating trends and risks. At September 30, 2006, we had a tax valuation allowance related to our InterActual net operating losses of approximately $1,397,000.

For the quarter and six months ended September 30, 2006, we recorded a provision (benefit) for federal, state and foreign taxes, in the amount of approximately $1,755,000 and $4,468,000, respectively. We calculated our projected effective tax rate for the fiscal year ending March 31, 2007 to be 39.8%.

EQUITY-BASED COMPENSATION EXPENSE. On April 1, 2006, we adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R. Equity-based compensation expense recognized under SFAS No. 123R for the second quarter and six months ended September 30, 2006 was $344,000 and $1,013,000, respectively. There was no equity-based compensation expense related to employee stock options recognized during the second quarter and six months ended September 30, 2005.

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

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods were not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 3 to Condensed Consolidated Financial Statements for further information regarding the SFAS No. 123R disclosures on assumptions.

If factors change, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which are characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

ACQUISITIONS. On December 17, 2004, we completed our purchase of the Roxio CSD. Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the purchase agreement, we initially paid Roxio $70.0 million in cash and issued Roxio 653,837 shares of Sonic common stock valued at $8,630,000 (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the purchase agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004, the date of the original purchase agreement and announcement of the purchase. In addition, the purchase agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of the fiscal year ended March 31, 2006, final payment to Napster, Inc. (the seller’s new name) was made in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents and short term investments of $60,619,000 and working capital of $39,870,000. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $9,106,000 and $7,690,000 for the six months ended September 30, 2005 and 2006, respectively.

During the six months ended September 30, 2005, cash generated by operations included net income of $9,006,000, including depreciation and amortization of $5,059,000. Cash generated by operations was primarily a result of net income, net of depreciation and amortization, an increase in accrued liabilities of $3,056,000, and an increase in deferred revenue of $1,818,000, offset in part by an increase in accounts receivable of $1,597,000, and a decrease in accounts payable of $2,197,000.

During the six months ended September 30, 2006, cash generated by operations included net income of $6,759,000, including depreciation and amortization of $4,354,000. Cash generated by operations was primarily a result of the net income generated, net of depreciation and amortization, a decrease in deferred tax assets of $2,563,000 and an increase in the provision for returns and doubtful accounts of $2,376,000, offset in part by a decrease in accounts payable and accrued liabilities of $6,100,000, primarily due to the final payment made in June 2006 of $2,200,000 to Napster, Inc., a decrease in deferred revenue of $2,532,000, and a decrease in accounts receivable of $1,798,000.

As part of our acquisition of the Roxio CSD, we negotiated a final payment to Napster Inc. (the seller’s new name) during the quarter ended March 31, 2006 in the amount of $2,200,000 in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. This amount was paid in April, 2006.

On December 13, 2004 we entered into the Loan Agreement with UBOC that provides for a three-year revolving credit facility (as later amended, the “Amended Credit Facility”). On December 20, 2005, we entered into the First Amendment to Loan and Security Agreement with UBOC which clarified certain Credit Facility terms, and amended the required leverage ratio. Total funds available under the Amended Credit Facility are $40,000,000 through September 30, 2005, $35,000,000 through September 30, 2006, and $30,000,000 at all times thereafter. The Amended Credit Facility also provides for letters of credit up to the availability of the Amended Credit Facility, less any outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. The Amended Credit Facility was obtained for general corporate purposes, including for working capital, and to finance a portion of our purchase of the Roxio CSD. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. During the quarter ended September 30, 2006, we paid $10,000,000 against our outstanding borrowings under the Amended Credit Facility.

The Amended Credit Facility is guaranteed by and secured by substantially all of our assets, including assets of our domestic subsidiaries who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions and to grant liens. We are also subject to financial covenants, which include maintenance of specified financial ratios and net profit amounts. We were in compliance with these financial covenants at September 30, 2006.   The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder.

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

We lease certain facilities and equipment under noncancelable operating and capital leases. Operating leases include our leased facilities and capital leases include leased equipment. Rent expense under operating leases for the quarters ended September 30, 2005 and 2006 was approximately $1,115,000 and $1,156,000, respectively, and for the six months ended September 30, 2005 and 2006 was approximately $2,121,000 and $2,219,000, respectively.

In connection with the Roxio CSD acquisition, we assumed almost all of the liabilities and obligations of Roxio’s consumer software division, including:

•
the Santa Clara Lease for a facility of approximately 75,000 square feet in a facility located in Santa Clara, California. Initially, we were obligated to pay approximately $172,000 per month in rent. As of December 1, 2005, the monthly base rent increased to $206,000. The Santa Clara Lease was to expire on November 30, 2006, however, in July 2006, we signed the Third Sublease Amending Agreement to the Santa Clara Lease. The terms of the Third Sublease Amending Agreement extend the term to March 31, 2011. As of December 6, 2006, the monthly base rent will be $95,253, and will increase annually to the final year’s monthly base rent of $107,349. The Santa Clara Lease, as amended, is subject to customary covenants and acceleration of amounts due under the Santa Clara Lease in the event of certain defaults. Under the terms of the Santa Clara Lease, we have provided a letter of credit to Entrust Technologies, Inc., the sub landlord under the Santa Clara Lease, in the amount of $700,000 issued by UBOC under the terms of our Amended Credit Facility. We have provided an accrual of approximately $700,000 to restore the building to its original condition. In addition, we have provided a reserve for part of this lease as Accrued Restructuring; and

•
the Richmond Hill Lease for a facility of approximately 45,000 square feet in a facility located in Richmond Hill, Ontario. We are obligated to pay approximately CAN $30,000 per month in rent under the Richmond Hill Lease, which increases to approximately CAN $31,000 per month in December 2006, approximately CAN $32,000 per month in December 2007 and approximately CAN $33,000 per month in January 2008. The Richmond Hill Lease expires on December 31, 2008. The Richmond Hill Lease is subject to customary covenants and acceleration of amounts due in the event of certain defaults under the terms of the Richmond Hill Lease. Under the terms of the Richmond Hill Lease, we assumed the obligation of an existing letter of credit issued by the Royal Bank of Canada in the amount of CAN $75,000.

Future payments under our debt obligations and operating and capital leases that have initial remaining noncancelable lease terms in excess of one year are as follows (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year (1)	1-3 Years	3-5 Years	More than 5 Years
Operating and capital leases(2)	$12,875	$1,832	$8,988	$2,055	$	---
Debt obligation(3)	21,366	685	20,681	---		---
Total	$34,241	$2,517	$29,669	$2,055	$	---

(1)	Represents remaining six months.
(2)
Operating and capital leases includes our rent obligations on our properties, our site restoration obligation to restore one facility back to its original state upon the term of the lease, and obligations on our restructured facilities. As of September 30, 2006, approximately $700,000 of the site restoration obligation had been accrued and approximately $427,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

(3)
On December 15, 2004 we entered into the Loan Agreement, as discussed above, with UBOC that provides for a three-year revolving credit facility. On December 15, 2004 we drew down $30,000,000 under the Credit Facility. During the quarter ended September 30, 2006, we paid $10,000,000 against our outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility matures on September 30, 2007. Interest on the Amended Credit Facility is included at our current interest rate of 6.83%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report have not changed materially.   Most of our international sales are denominated in U.S. dollars, although we are experiencing an increase in some of our sales and development contracts which are denominated in foreign currencies. We do not engage in any hedging activities.

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

All borrowings at September 30, 2006 under our Amended Credit Facility bear interest at 6.83%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change To Interest Rate	Interest Rate Increase
100 bps	50 bps		50 bps	100 bps

$1,166,000	$1,266,000	$1,366,000	($1,466,000)	($1,566,000)

ITEM 4. CONTROLS AND PROCEDURES

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and described below, has not been fully remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

Remediation Steps

During the quarter ended September 30, 2006 we took the following actions towards remediation of the material weakness described above:

•	Hired experienced employees in the Accounting Department, including two Senior Accountants and an Accounting Manager.

•	Continued developing plans to address the completion of a physical inventory of significant, acquired fixed assets in order to track and monitor them.

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

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI. Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which were acquired by us in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $1,559,000, on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI were named as defendants in that action, along with some of their customers. Most defendants in the case have now either settled or been dismissed, leaving only Roxio, MGI and two others. Upon receiving the results of the claim construction hearing by the District Court on September 15, 2003, the plaintiffs asked for a dismissal of the case and immediately appealed the District Court’s claim construction to the Federal Circuit Court of Appeal. The appeal (Case No. 05-1142) was heard at the Federal Circuit Court of Appeal on December 7, 2005. On September 13, 2006, the Appeals Court affirmed in part, and remanded the case back to the trial court. We along with the two other remaining defendants in the case will continue to vigorously defend the action at the District Court. As part of the Roxio CSD acquisition, we inherited any potential liability related to this suit. The plaintiffs are seeking unspecified damages and the outcome cannot be predicted with any certainty.

Our business and results of operation may be materially adversely affected if we expend large resources to defend against the claims referenced above and/or incur significant liability to settle the above claims.

In addition, from time to time we may be a party to other litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters would not have a material adverse impact on our business, financial position, cash flows or results of operations. As of September 30, 2006, we were not a party to any other litigation matters, other than ordinary routine litigation incidental to our business.

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

Although we were profitable for fiscal years 2004, 2005 and 2006 and the first and second quarters of fiscal year 2007, we were not profitable in the third quarter of fiscal year 2005, and you should not rely on the results for those periods during which we were profitable as an indication of future performance. We were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses in the amount of approximately $4,188,000 incurred in connection with the Roxio CSD acquisition, including the write off of approximately $3,100,000 for in-process research and development. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, we may not remain cash flow positive or generate net income in the remainder of fiscal year 2007.

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

Our success depends on our ability to effectively manage the growth of our operations. As a result of acquisitions, we have significantly increased our headcount from 110 at March 31, 2002 to 680 at September 30, 2006. In addition, continuing expansion of our business will further increase the scope of our operations both domestically and internationally. Furthermore, as a result of our acquisitions and the establishment of foreign subsidiaries and offices, we have expanded our geographical presence domestically and internationally. Our management team faces challenges inherent in efficiently managing an increased number of employees over larger geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse and substantially larger organization, or any significant delay in implementing appropriate systems, controls, policies, benefits and compliance programs for the larger company, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We are dependent on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the second quarter of the fiscal year ending March 31, 2007, approximately 23% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 35% of our revenue was derived from revenue recognized on retail agreements from two national and international distributors, Ingram and Navarre. Approximately 16% of our revenue was derived from revenue recognized on a reseller agreement with Digital River. During the fiscal year ended March 31, 2006 approximately 20% of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 10% and 12% of our revenue was derived from revenue recognized on retail agreements from Ingram and Navarre, respectively. In September 2005 and August 2006, Dell made certain structural changes to its website that, based on initial reports, reduced the rate at which Dell customers have purchased upgraded versions of our software. As a result, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues that we might otherwise experience as a result of internal Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions that could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell, Ingram, Navarre and Digital River will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above-mentioned businesses or their demand for our products or a delay under our agreements with any of them could cause a significant decrease in our revenue.

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

We depend on sales to customers outside the United States, particularly in Japan and Europe. Revenue derived from these customers accounted for approximately 19% of our revenue for the second quarter of fiscal year 2007. Revenue derived from these customers accounted for approximately 40%, 23% and 23% of our revenues in fiscal years 2004, 2005 and 2006, respectively. International sales historically have represented approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net product sales for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls. These shortfalls could cause our business, financial condition and results of operations to be harmed.

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

Also, as a result of acquisitions, particularly the Roxio CSD acquisition, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of September 30, 2006, we have 9 major locations (defined as location with more than 15 employees) and employ approximately 301 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

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

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products which compete with our products. These include Adobe, Apple Computer, ArcSoft, CyberLink, InterVideo, Inc. (acquisition by Corel Corporation was announced in August 2006), MedioStream, Nero, Pinnacle (which was acquired by Avid Technology in August 2005) and Ulead (the majority stockholder of which is InterVideo). Some of these companies have greater financial and technological resources than we do.

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

Moreover, our success will depend on our ability to sell our products effectively in the consumer market. Historically, the major portion of sales of our consumer products was through bundling arrangements with our OEM customers. However, as we have increased our sales of consumer software, we have increasingly relied on sales of our software through direct (Sonic web store) channels, as well as retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of these other revenue opportunities are more fragmented than the OEM market and take more time and effort to establish and maintain. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

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

During the years prior to the fiscal year ended March 31, 2006, we were in a cumulative deficit position and had historically sustained losses. As a result, prior to the fiscal year ended March 31, 2006, we did not reflect the tax benefits related to certain tax credits including Federal and California research and development credits. Beginning with the fiscal year ended March 31, 2006, we have begun to recognize the benefits of these tax credits in the course of calculating our tax provision in accordance with GAAP. Accordingly, during the fiscal year ended March 31, 2006, we released reserves related to those credits. The calculation of these credits requires that significant judgment be applied to expenditures and the evaluation of expenditures relative to guidance in the applicable tax codes. In the fourth quarter of the fiscal year ended March 31, 2006, we reduced the carrying amount of our research and development credits by $4,439,000 as a result of a comprehensive phase I analysis, performed with the assistance of third party specialists, of the estimated realizability of the credits. We plan to complete phase II of the study prior to the end of fiscal year 2007, the purpose of which is to further support our documentation underlying our research credits. We believe, but cannot guarantee that the results of phase II will not result in a significant change in our estimated credits.

Our web store makes us vulnerable to third party operational problems and other risks.

We have a web-based retail store for our consumer products, as well as some of our professional products. We may have other similar arrangements in the future. We currently make our products available through web-based retail sites in North America, Europe, and Japan. These retail sites are operated by third party resellers including Digital River and Sanshin Denki, among others. Under these arrangements, our reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment). We refer to Digital River, Sanshin and such other organizations as “Outsourcers.” For the second quarter of fiscal year 2007, web store sales constituted approximately 17% of revenues, and for the six months ended September 30, 2006, web store sales constituted approximately 18% of revenues.

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, and liability for online content, credit card fraud, issues relating to the use and protection of customer information, and changes in U.S. and international laws governing the Internet. We rely on the Outsourcers for smooth operation of our web store. Since our web store sales constitute a significant portion of our revenue, any interruption of Digital River’s or any other Outsourcer’s service to us could have a negative effect on our business. If Digital River or other Outsourcers were to withdraw from this business, or change its or their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements will continue to increase our costs and require additional management resources. In order to satisfy these evolving corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we have undertaken a comprehensive and costly evaluation of our internal controls. As a result of our evaluation, performed on the basis of the Committee of Sponsoring Organizations of the Treadway Commission criteria, management has identified the material weakness in our interim and annual financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2006:

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

However, SFAS No. 123R, “Share-Based Payment,” which we adopted on April 1, 2006, requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. In the first and second quarters of fiscal year 2007, we recorded stock-based compensation expenses on our Condensed Consolidated Statements of Operations of approximately $669,000 and $334,000, respectively, related to our SFAS No. 123R compliance. To the extent that we continue to make stock option or other share-based grants to employees in the future, we will continue to incur such expenses, which will have a negative impact on our future earnings and results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of November, 2006.

SONIC SOLUTIONS

/s/ David C. Habiger David C. Habiger President and Chief Executive Officer (Principal Executive Officer)	November 9, 2006

/s/ A. Clay Leighton A. Clay Leighton Executive Vice President and Chief Financial Officer (Principal Financial Accounting Officer)	November 9, 2006