Form 10-Q
period 2006-12-31
SONIC SOLUTIONS/CA/
filed 2008-02-26
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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
Yes ☐    No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 25, 2008
Common stock, no par value per share	26,353,277

SONIC SOLUTIONS

FORM 10-Q
For the quarterly period ended December 31, 2006

Additional Information

References in this report to the “Company,” “Sonic,” “we,” “our,” or “us” mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2006, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2007” and “fiscal year 2007” each refer to the fiscal year ending March 31, 2007. Other references to “years” mean calendar years.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

We will file our Annual Report for fiscal year ended March 31, 2007 (the “FY07 Form 10-K”) concurrently with the filing of this Quarterly Report.

Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Quarterly Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	competing products that may, now or in the future, be available to consumers;

•	our plans to develop and market new products or services, including next-generation high definition products;

•	the demand for, trends regarding and the impact on our business of next-generation high definition formats;

•	the number or nature of potential licensees for our products;

•	the strategic benefits of our patent program;

•	the growth of our web-based retail channels and the decline of revenues from professional products and services;

•	our expectations regarding trends in the personal computer (“PC”) and consumer electronics (“CE”) industries;

•	our expectations regarding non-traditional bundling arrangements;

•	our expectations regarding the Qflix and technology licensing program;

•	availability of additional financing to satisfy our working capital and other requirements;

•	our ability to improve our financial performance;

•	other competitive pressures;

•	expenses associated with our stock option review, litigation defense and financial restatement;

•	changes to improve our controls relating to the process of granting stock option and other deferred compensation awards;

•	future acquisitions and other business combinations, if any, effected by us or our competitors;

•	the impact of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	potential remedial actions under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) ; and

•	estimated tax credits available to us and tax rates applicable to us.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in Part II, Item 1A below and elsewhere in this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this Quarterly Report is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

Explanatory Note Regarding Restatement and Change in Accounting Policy

In this Quarterly Report for the three and nine month periods ended December 31, 2006, we are restating our condensed consolidated balance sheets as of March 31, 2006, June 30, 2006 and September 30, 2006, condensed consolidated statements of operations for the three and nine month periods ended December 31, 2005 and the three month periods ended June 30, 2006 and September 30, 2006, condensed consolidated statement of cash flow for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements. This Quarterly Report also includes a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discusses our restated results and supersedes the MD&A section previously presented in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as it relates to the three and nine month periods ended December 31, 2005 and the nine month period ended December 31, 2006 (as it pertains to the first and second quarters of fiscal year 2007).

These restatements reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments.

Effective the third quarter ended December 31, 2006, we changed our policy on how we recognize original equipment manufacturer (“OEM”) royalty revenue. We applied this change in accounting policy retrospectively to fiscal year 2006 and to the quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

We will file the FY07 Form 10-K concurrently with this Quarterly Report. In the FY07 Form 10-K, we are restating our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. The FY07 Form 10-K also includes an MD&A section, which discusses our restated results and supersedes the MD&A section in our annual report on Form 10-K for fiscal 2006 as it relates to our 2005 and 2006 fiscal years.

As previously disclosed in our Form 8-K accepted by the SEC on February 2, 2007, our prior filed annual reports on Form 10-K and quarterly reports on Form 10-Q should no longer be relied upon.

Stock Options Accounting

On February 1, 2007, we announced that we had commenced a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by the audit committee (the “Audit Committee”) of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants.

The Audit Committee and its advisors conducted an extensive review of our historical stock option grant practices and related accounting, including an assessment and review of our options granting policies and procedures, internal records, supporting documentation and e-mail communications, as well as interviews of Company personnel. The review focused on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through the present (the “Review Period”).

The review included all stock options granted during the Review Period, as well as certain already-outstanding options that were repriced at the commencement of the Review Period. In all, the review covered a total of approximately 2,300 stock option grants encompassing approximately 14 million shares of common stock under a total of seven stock option plans, and representing option grants to our directors, founders, officers and other employees (and including, among others, grants to newly-hired employees, individual or group performance awards, grants awarded in connection with acquisitions, and a limited number of grants to contractors).

During the course of the review, legal counsel to the Audit Committee, with the assistance of outside consultants, collected, processed and analyzed physical and electronic Company documents and records, including hard copy files, networked electronic documents and the computer hard drives of Company personnel who were involved in the administration of our stock option programs. Counsel to the Audit Committee was further assisted by an independent consulting firm engaged to assist in the collection, processing and analysis of options-related documentation. In all, approximately 665,000 electronic documents were collected and processed and approximately 215,000 electronic documents and 35,000 pages of paper documents were reviewed. In addition, counsel conducted interviews of various Company personnel.

Supplementing the activities performed by and on behalf of the Audit Committee, our management engaged in a detailed process of compiling, analyzing and assessing the information available to it relating to our granting of stock options and administration of stock option plans during the Review Period. Information reviewed included, without limitation, documentation related to acquisitions and other transactions completed by us, public filings (by us and by individual grant recipients), board minutes and written consents, spreadsheets and databases used to memorialize and maintain option-related information, email communications and other transmittals of information to and from outside accountants, payroll information, standard forms used to record decisions regarding hiring and termination of employees and related salary and option grant decisions known as Employee Action Forms (“EAFs”), grant notices, offer letters, option statements, tax records, personnel files and other information.

With assistance from the independent consulting firm and input from the Audit Committee and its advisors, as well as based upon discussions with our independent auditors, our management created and maintained an extensive group of spreadsheets showing all options-related issuances, exercises and related data.

Based on the results of the review, we have concluded that a substantial number of stock options granted during the Review Period were not correctly accounted for in accordance with accounting principles generally accepted in the United States applicable at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional share-based compensation expense relating to past stock option grants in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related payroll taxes, penalties, and other related amounts, to record additional share-based compensation expense associated with options granted to consultants and to record additional adjustments that were previously considered to be immaterial.

The review also identified less frequent errors in other categories including: grants to non-employees for which an incorrect amount of share-based compensation expense had been recognized, grants cancelled after the expiration date, and exercises occurring before vesting and after expiration. These errors were also addressed and reflected in the restatement of our historical financial statements.

Audit Committee Conclusions

Lack of Contemporaneous Grant Documentation; Focus on Quarterly Financial Reporting

For a large portion of options issued by us, particularly prior to September 23, 2005 (other than with respect to certain categories of options such as founder grants, director grants, grants issued associated with acquisitions, or grants issued as part of certain programs), there is little or no contemporaneous grant-specific documentation that satisfies the requirements for “measurement dates” under APB No. 25 and that would allow us to maintain the original grant date used for accounting purposes (the “Record Date”). Much of the transaction-specific documentation that was available in our records was unhelpful in establishing the date on which all required APB No. 25 elements were satisfied. For example, option grant agreements were typically dated “as of” with no separate date for the signature of a Company officer, and Company personnel indicated that these agreements were typically generated as part of the end-of-quarter reporting cycle, notwithstanding the Record Date appearing on the documents themselves.

Stock options were considered to be a routine part of employee compensation at the Company and, given this and the informal nature of our processes in general, it appears that insufficient attention was devoted to ensuring that grant documentation was prepared or finalized by the Record Date. Instead, while individual grants were identified and/or committed to on an ongoing basis, grant documentation was typically assembled and finalized in anticipation of quarterly SEC filings.

Our former Chief Executive Officer (“CEO”), to whom authority to make grants to employees other than executive officers had been delegated until September 23, 2005, indicated that he and others involved in the option granting process focused on the quarterly financial reporting cycle as the primary driver of decisions and completion of associated documentation regarding the granting of options. These decisions were recorded in spreadsheets which were then used to generate option tables for financial statement footnotes as well as diluted share counts for our financial statements. These spreadsheets (the “Periodic Spreadsheets”) were sent to an outside accounting firm to perform the necessary calculations as we prepared our quarterly and annual filings and remained subject to change until the point of transmittal.

In early 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes. Thereafter, at a meeting of our board of directors held on September 23, 2005, the board adopted a resolution creating an employee options subcommittee of the compensation committee comprised of our CEO and Chief Financial Officer (“CFO”). The purpose of the employee options subcommittee was to serve as administrator for our various option plans (except for option awards to executive officers and to members of our board of directors, which awards are subject to approval by the board of directors); report to the board and to the compensation committee of the board at each regular quarterly meeting concerning grants made by the employee options subcommittee during the prior quarter and to propose suggested changes to our various option plans as necessary and appropriate. In early 2006, we transitioned recordkeeping with respect to our employee equity awards to an external service, E*Trade. Although grants issued after September 23, 2005 did involve better contemporaneous documentation of grant decisions, the Audit Committee determined that there were still some specific grants where the documentation was incomplete for financial reporting purposes.

No Self Dealing or Favoritism

The Audit Committee did not find evidence that the officers or directors with responsibility for administration of our stock option programs had taken steps to provide themselves with options at better prices than those granted to other employees.

Our founders and directors typically received grants at preset times, normally at the meeting of our board of directors that immediately follows each annual shareholders meeting. Because the shareholders meetings and the board meeting immediately following the shareholders meeting were well documented, these grants were generally not determined to have Record Dates that required adjustment. In one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Additionally, the Audit Committee identified two instances where written consents were used and the Company deemed the measurement date to be the date of the last signature. In both instances the change in measurement date was one day. Because the dates of the annual shareholders meetings and the board meetings scheduled to occur immediately following the annual shareholders meetings had been set well in advance (typically 60 to 90 days in advance), the Audit Committee found no evidence that knowledge of likely share price movements had been involved in selecting these dates in anticipation of the granting of options on these dates. Under this arrangement, our former CEO, who was empowered to issue grants to non-founder employees until September 23, 2005, received grants at preset times and was not in a position to benefit from the grants he made from time to time to our other employees.

Additionally, our more senior employees, including those involved in the administration of our option programs, generally received grants issued by our former CEO at the same times and by the same mechanisms as our less senior employees and officers. Our Audit Committee determined that stock option grant practices during the Review Period were applied uniformly by those of our management personnel who were directly and indirectly involved in the administration of our stock option programs, and that these processes were not used to selectively benefit any one group or individual within the Company.

No Intent to Deceive

After reviewing the available documentary evidence and information gathered through interviews of Company personnel, the Audit Committee concluded that the conduct of those who administered our options plans was not intentionally or knowingly wrongful. Specifically, the Audit Committee did not find any evidence that officers, employees, or directors of the Company had any knowledge that their handling of option grants violated stock option accounting rules during the Review Period. To the extent Sonic personnel authorized grants using incorrect or unreliable dates, the Audit Committee found no evidence of an intent to purposefully circumvent stock option accounting rules or to otherwise inaccurately report the financial results of the Company during the Review Period. Moreover, the Audit Committee found no indication of intent by those with responsibility for selecting grant dates to benefit personally at the expense of the Company. No Company personnel stated that they observed management back-date grants or commit other misconduct. Moreover, there were no documents indicating an intent to violate known accounting rules, or indicating any knowledge of misconduct in that regard.

The Audit Committee received full support and cooperation from our management and employees during the course of the options review.

Additionally, the Audit Committee found that our personnel did not act with an intent to mislead auditors. While the Audit Committee noted instances in which personnel actively discussed how to correct mistakes related to the documentation and related accounting treatment, and when to inform auditors of those mistakes, it determined that such personnel took no actions designed to conceal information from our auditors.

Tax Considerations

Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options (“ISOs”), requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options (“NQs”). Additionally, certain options should have been treated as NQs since date of grant due to either plan limitations or ISO limitations.  We did not withhold federal income taxes, state income taxes, FICA or Medicare on the options that were issued as ISOs that should have been treated as NQ stock options (due to their below-market grant pricing, plan limitations or ISO rules). We accrued payroll tax, penalty, and interest expenses related to NQ stock options originally classified as ISOs in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction of expense.

 We informed the Internal Revenue Service (“IRS”) of potential payroll tax liabilities resulting from changes in measurement dates for stock options. However, no formal settlement negotiations have taken place. On January 15, 2008, we were notified by the IRS of a payroll tax audit covering the calendar years 2004, 2005 and 2006.

We recorded deferred tax assets as a result of the share-based compensation expense recorded through the restatement based on unexercised and uncanceled nonqualified stock options at the end of each reporting period. The recognized tax benefit related to affected stock options granted to officers was limited, in certain instances, due to the potential non-deductibility of the related expenses under Section 162(m) of the Code. This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances.

Section 409A of the Code imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have on our employees as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The IRS has issued transition rules under Section 409A that allow for a correction or cure for some of these options subject to Section 409A. We may offer non-officer employees who hold outstanding options the opportunity to cure their affected stock options. In connection with this cure, we may make future cash bonus payments to our non-officer employees in an undetermined amount. We recorded approximately $1.7 million in operating expense for estimated employee Section 409A taxes that we have elected to cover with respect to options that were exercised during the fourth quarter of fiscal year 2007.

Stock Options Restatement

Based on the errors noted above, we have recorded adjustments to share-based compensation, including payroll taxes, Section 409A penalties and other tax expense. There was no impact on revenue or net cash provided by operating activities as a result of this additional share-based compensation and related tax expense during the restatement periods.

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years and the first six months of fiscal year 2007 (in thousands):

	Stock Option Review Adjustments
Fiscal Year Ended	Pre-Tax Share-Based Compensation Adjustments Expense Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Total Pre-Tax Impact	Related Income Tax Expense (Benefit) Adjustments	Net Expense (Benefit) After-Tax Adjustments
March 31, 1998 (unaudited)	$60	$-	$60	$-	$60
March 31, 1999 (unaudited)	613	6	619	-	619
March 31, 2000 (unaudited)	1,175	218	1,393	-	1,393
March 31, 2001 (unaudited)	812	642	1,454	-	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	-	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	-	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	-	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	-	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006(1)	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

(1)
Prior to fiscal year 2006, we maintained a valuation allowance against our deferred tax assets. In fiscal year 2006, we reversed the majority of our valuation allowance against deferred tax assets due to our assessment, made at that time, that it was more likely than not the deferred tax assets would be realized. As a result of the restatement, we recorded additional deferred tax assets with respect to the periods covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of the current year effect.

Change in Accounting Policy

Effective October 1, 2006, we elected to change our method of recognizing OEM royalty revenue. Previously, we generally recognized OEM royalty revenue in the period the OEM product shipped, provided we received the OEM royalty report before the preparation of our financial statements. We now generally recognize OEM revenue in the period we receive the OEM royalty report. We adopted the new method to improve reporting consistency across our OEM customers and reduce the length of the accounting close cycle. Comparative financial statements for fiscal year 2006 and quarterly financial information for the quarters ended June 30, 2006 and September 30, 2006 have been adjusted to apply the change in accounting policy retrospectively.

Due primarily to a change in our accounting software in fiscal 2005, retrospective application of this change in accounting policy to fiscal year 2005 and prior periods was not practicable. Therefore, we recorded the cumulative effect of the change as an adjustment to accumulated deficit at the beginning of fiscal year 2006.

The following table summarizes the effects of the retrospective application of this change in accounting policy on our condensed consolidated statements of operations for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the quarter ended December 31, 2006, as applicable (in thousands):

	As Restated			Three Months
	Year Ended	Three Months Ended		Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$431
Decrease (increase) in costs	(14)	(207)	62	77
Tax benefit (expense)	433	(107)	219	(203)
Increase (decrease) in net income	$(649)	$161	$(328)	$305
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our condensed consolidated balance sheets for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the quarter ended December 31, 2006, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(4,546)
Increase in deferred tax assets	$433	$327	$545	$342
Decrease in accrued expenses	$560	$554	$620	$703
(Increase) decrease in deferred revenue (1)	$(366)	$(403)	$70	$105
Increase (decrease) in accumulated deficit	$3,534	$3,371	$3,701	$3,396

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

Other Adjustments

Revenue Adjustment

We identified that we had incorrectly recorded a sales transaction during the quarter ended June 30, 2006. This occurred from a sales agreement that we subsequently learned had additional terms that precluded us from recognizing revenue until full delivery was performed. As a result, an adjustment was made to decrease net revenues and increase deferred revenue by $0.4 million in the first quarter of fiscal year 2007. We will recognize $0.3 million of this amount as revenue during the first six months of fiscal year 2008.

Adjustments to Goodwill and Income Taxes Related to the Roxio CSD Acquisition

In December 2004, we acquired the assets of the Roxio Consumer Software Division (“Roxio CSD”), which included a Canadian subsidiary. During 2007, we filed income tax returns for the acquired Canadian subsidiary covering the period from April 1, 2004 to March 31, 2006. As a result of filing the Canadian income tax returns and a review of our original acquisition accounting, we made the following adjustments:

•
In fiscal 2005, we decreased goodwill by approximately $2.0 million and increased deferred tax assets, net of valuation allowance, to recognize deferred tax assets in the acquired Canadian subsidiary. These deferred tax assets relate to pre-acquisition net operating losses and other temporary items.

•	We recorded additional Canadian income tax expense for the fiscal years 2005 and 2006 of approximately $0.8 million and $0.3 million, respectively.

•
In fiscal year 2006, we reduced goodwill by $0.4 million and increased deferred tax assets for transactional costs incurred in connection with the Roxio CSD acquisition that are deductible for tax purposes.

The adjustments did not result in any changes to cash flows in these fiscal years.

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

		Restatement Adjustments, Net of Tax
	Net Income
	(Loss), As		Change in			Net Income
	Previously	Stock	Accounting			(Loss), As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$-	$-	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	-	-	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	-	-	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	-	-	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	-	-	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	-	-	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	-	-	(9,533)	1,551
Totals through
March 31, 2004 (unaudited)		(21,006)	-	-	(21,006)
2005	8,542	(5,006)	-	(789)	(5,795)	2,747

Fiscal year 2006 quarter ended
June 30, 2005 (unaudited)	5,904	7,125	329	-	7,454	13,358
September 30, 2005 (unaudited)	3,102	(3,775)	(197)	-	(3,972)	(870)
December 31, 2005 (unaudited)	8,201	3,993	(1,499)	-	2,494	10,695
March 31, 2006 (unaudited)	2,720	(7,032)	718	(255)	(6,569)	(3,849)
Fiscal year 2006	$19,927	311	(649)	(255)	(593)	$19,334

Fiscal year 2007 quarter ended
June 30, 2006 (unaudited)	$4,090	1,007	161	(257)	911	$5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	-	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

 The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows:

		Restatement Adjustments, Net of Tax
	Diluted					Diluted
	Earnings Per					Earnings
	Share, As		Change in			(Loss) Per
	Previously	Stock	Accounting			Share, As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11

Fiscal year 2006 quarter ended
June 30, 2005 (unaudited)	$0.22	$0.28	$0.02	$0.00	$0.30	$0.52
September 30, 2005 (unaudited)	$0.11	$(0.15)	$0.00	$0.00	$(0.15)	$(0.04)
December 31, 2005 (unaudited)	$0.30	$0.16	$(0.05)	$0.00	$0.11	$0.41
March 31, 2006 (unaudited)	$0.10	$(0.26)	$0.02	$(0.01)	$(0.25)	$(0.15)
Fiscal year 2006	$0.73	$0.03	$(0.01)	$(0.01)	$(0.01)	$0.74

Fiscal year 2007 quarter ended
June 30, 2006 (unaudited)	$0.15	$0.04	$0.00	$(0.01)	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$0.00	$(0.02)	$0.00	$(0.02)	$0.08

Expenses Incurred in Connection with Options Review

We have incurred substantial expenses related to the review and analysis of the stock option grants, including approximately $6.7 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through December 31, 2007. We expect to incur substantial additional fees in connection with stock option matters.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts - unaudited)

	2006
	March 31	December 31
	As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$22,543
Short term investments	42,350	33,450
Accounts receivable, net of allowance for returns and doubtful accounts
of $5,235 and $5,194 at March 31, 2006 and December 31, 2006, respectively	18,980	20,181
Inventory	689	511
Deferred tax benefits	3,879	10,390
Prepaid expenses and other current assets	3,771	4,046
Total current assets	88,400	91,121
Fixed assets, net	4,833	3,383
Purchased and internally developed software costs, net	1,266	853
Goodwill	51,673	55,442
Acquired intangibles, net	43,914	41,913
Deferred tax benefit, net	22,895	14,707
Other assets	1,355	1,564
Total assets	$214,336	$208,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,833	$5,037
Accrued expenses and other current liabilities	30,483	25,881
Deferred revenue, current portion	8,161	5,056
Bank note payable	-	20,000
Total current liabilities	46,477	55,974
Bank note payable	30,000	-
Other long term liabilities, net of current portion	375	2,366
Deferred revenue, net of current portion	2	37
Total liabilities	76,854	58,377
Commitments and contingencies (Note 6)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares
issued and outstanding at March 31, 2006 and December 31, 2006, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 and
26,137,316 shares issued and outstanding at March 31, 2006 and
December 31, 2006, respectively	155,484	161,486
Accumulated other comprehensive loss	(937)	(882)
Accumulated earnings	(17,065)	(9,998)
Total shareholders' equity	137,482	150,606
Total liabilities and shareholders' equity	$214,336	$208,983

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements and Change in Accounting Policy” to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
	As Restated (1)		As Restated (1)
Net revenue	$37,563	$38,714	$105,424	$110,892
Cost of revenue	8,722	8,896	25,814	24,846
Gross profit	28,841	29,818	79,610	86,046

Operating expenses:
Marketing and sales (2)	7,065	8,315	24,969	23,352
Research and development (2)	9,074	11,076	32,018	31,870
General and administrative (2)	4,219	5,325	14,330	13,300
Acquired in-process technology	-	3,400	-	3,400
Business integration	-	-	336	-
Abandoned acquisition expense	-	-	-	1,016
Total operating expenses	20,358	28,116	71,653	72,938
Operating income	8,483	1,702	7,957	13,108
Other income (expense)	(468)	271	(859)	583
Income before income taxes	8,015	1,973	7,098	13,691
Provision for (benefit of) income taxes	(2,680)	2,213	(16,082)	6,624
Net income (loss)	$10,695	$(240)	$23,180	$7,067

Net income (loss) per share:
Basic	$0.43	$(0.01)	$0.94	$0.27
Diluted	$0.41	$(0.01)	$0.89	$0.26

Shares used in computing net income (loss) per share:
Basic	24,806	26,059	24,581	25,920
Diluted	26,198	26,059	26,094	27,378

(1) See Note 2 “Restatement of Condensed Consolidated Financial Statements and Change in Accounting Policy” to Condensed Consolidated Financial Statements

(2) Includes share-based compensation expense (benefit) as follows:

Marketing and sales	$(724)	$250	$1,227	$884
Research and development	(1,101)	185	1,065	530
General and administrative	(119)	172	1,427	521
Total share-based compensation expense	$(1,944)	$607	$3,719	$1,935

 See accompanying notes to condensed consolidated financial statements

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Nine Months Ended December 31,
	2005	2006
	As Restated (1)
Cash flows from operating activities:
Net income	$23,180	$7,067
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	7,355	6,756
Deferred income taxes	(12,760)	3,444
Provision for returns and doubtful accounts, net of write-offs	(1,269)	(41)
Share-based compensation	3,719	1,935
Tax benefit from employee stock option plan	-	1,327
Excess tax benefits from share-based compensation	-	(1,318)
Acquired in-process technology	-	3,400
Cummulative effect of accounting change of revenue recognition	(2,885)	-
Changes in operating assets and liabilities
Accounts receivable	(3,591)	160
Inventory	68	178
Prepaid expenses and other current assets	(1,582)	(267)
Other assets	(3,739)	(232)
Acquired intangibles sold as part of operations	1,169	-
Accounts payable	(2,964)	(2,797)
Accrued liabilities and other current liabilities	2,600	(6,770)
Deferred revenue	4,921	(3,070)
Net cash generated by operating activities	14,222	9,772

Cash flows from investing activities:
Purchase of fixed assets	(1,644)	(1,035)
Additions to purchased and internally developed software	(513)	(207)
Acquisition of SystemOK, net of cash acquired	-	(7,259)
Purchase of short term investment instruments	(33,925)	(28,875)
Redemption of short term instruments	-	37,775
Net cash (used in) provided by investing activities	(36,082)	399

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,846	2,252
Excess tax benefits from share-based compensation	-	1,318
Payments on bank credit facility	-	(10,000)
Principal payments on capital leases	(74)	(34)
Net cash generated by (used in) financing activities	2,772	(6,464)
Effect of exchange rate changes on cash and cash equivalents	(622)	105
Net increase (decrease) in cash and cash equivalents	(19,710)	3,812
Cash and cash equivalents, beginning of period	35,436	18,731
Cash and cash equivalents, end of period	$15,726	$22,543

Supplemental disclosure of cash flow information:
Interest paid	$1,248	$1,066
Income taxes paid	$432	$2,533
Supplemental disclosure of non-cash transactions:
Issuance of common stock for acquistion	$-	$489

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements and Change in Accounting Policy” to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Summary of Operations and Selected Significant Accounting Policies

Operations

We develop and market computer software related to digital media - that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”) as well as emerging formats.

We sell our products to both consumer and professional end users. We also license the software technology underlying our products to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our” or “the Company,” have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments and restatements (as discussed in Note 2), necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2007, being filed concurrently with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require management to make estimates, judgments, and assumptions that can significantly affect the revenues, expenses, assets, and liabilities as well as disclosure of contingent assets and liabilities reported in the financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We regularly evaluate our estimates, judgments, and assumptions and make changes accordingly.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded in accumulated other comprehensive income or (loss) in the balance sheet. Foreign currency transaction gains and losses are included in results of operations.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Cash Equivalents

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

Short Term Investments

Short term investments consist of highly-rated (AAA/Aaa) auction rate securities. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. We regularly monitor our investments in auction rate securities for liquidity and proper classification.

Short-term investements are reported at fair value and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income. No impairment charges were recorded on any short-term investments during the three or nine months ended December 31, 2005 or 2006.

Allowance for Returns and Doubtful Accounts

Our distributor and retail arrangements provide for certain product rotation rights and permit certain product returns. We estimate reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our distributors or other customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from distributors or other customers are significantly delayed, additional allowances may be required.

Goodwill, Intangible Assets and Other Long-Lived Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, or more frequently if events and circumstances warrant.

We evaluate goodwill and indefinite life intangible assets for impairment by comparing the fair value of each of our reporting units to its carrying value including the goodwill allocated to that reporting unit. A reporting unit is an operating segment or one level below an operating segment often referred to as a component. For the purpose of evaluating goodwill, we combine the Roxio and ATG components of our consumer segment into one reporting unit as they have similar economic characteristics and it is difficult to draw a clear distinction between their operating activities. To determine the reporting unit’s fair value, we use the income approach under which we evaluate estimated discounted future cash flows of that unit. We base our cash flow assumptions on historical and forecasted revenue and operating costs.

We perform our annual impairment tests in our fourth fiscal quarter.

We evaluate long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition. As of December 31, 2006, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Revenue Recognition

We derive our revenue primarily from licenses of our software products, software development agreements and maintenance and support. We also sell and license patents and patented technology. We recognize software-related revenue in accordance with American Institute of Certified Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” We recognize revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable

If we determine that any of the above criteria has not been met, we will defer recognition of the revenue until all the criteria have been met.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

We generally consider arrangements with payment terms longer than six months from the time of delivery not to be fixed or determinable and recognize the related revenue as payments become due from the customer, provided all other revenue recognition criteria have been met. If we determine that collection of a fee is not probable, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria have been met.

We follow Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent.” Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received and retained by us.

Multiple Element Arrangements

In arrangements that include multiple elements (e.g., software, specified upgrades, support services, installation services, and/or training), we allocate the total revenue to be earned under the arrangement to the elements based on their relative fair value, as determined by vendor-specific objective evidence of fair value (“VSOE”). VSOE is generally the price charged when that element is sold separately or, in the case of support services, annual renewal rates.

In arrangements where VSOE exists only for the undelivered elements, we use the “residual method” under SOP 98-9, under which we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for undelivered items as revenue. If VSOE does not exist for all elements but the only undelivered element is maintenance and support, we recognize revenue from the arrangement ratably over the maintenance and support period. If VSOE does not exist for undelivered elements that are specified products or upgrades, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

Product Sales

Except in the case of consignment arrangements, we recognize revenue from the sale of our packaged software products when title transfers to the distributor or retailer. When we sell packaged software products to distributors and retailers on a consignment basis, we recognize revenue upon sell through to an end customer.

Our distributor arrangements often provide distributors with certain product rotation rights. In such situations, we recognize product sales in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We estimate returns based on our historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable. If future return patterns differ from past return patterns, for example due to reduced demand for our product, we may be required to increase these allowances in the future and may be required to reduce future revenues.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that is separate from the customer’s purchase from us and for which we can reasonably estimate the fair value.

Software License Arrangements

Provided all other revenue recognition criteria have been met, we recognize revenue from software licensing arrangements upon delivery, or, in the case of per-unit royalty arrangements, upon sell through to an end user as evidenced by the receipt of a customer royalty report.

Software Development Arrangements

For arrangements that include development or other services that are essential to the functionality of the licensed software, we recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion. Changes in estimates are recognized in the period in which they are known.

In certain instances, a development agreement may include additional undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and VSOE of fair value may not exist for the undelivered elements, or we may not have sufficient experience with either the type of project or the customer involved to be able to make reliable estimates towards completion. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (for example, the initial maintenance period).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Note 2 - Restatement of Condensed Consolidated Financial Statements and Change in Accounting Policy

In this Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006 (this “Quarterly Report”), we are restating our condensed consolidated balance sheets as of March 31, 2006, June 30, 2006 and September 30, 2006, condensed consolidated statements of operations for the three and the nine month periods ended December 31, 2005 and the three month periods ended June 30, 2006 and September 30, 2006, condensed consolidated statements of cash flows for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements. This Quarterly Report also includes a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discusses our restated results and supersedes the MD&A section previously presented in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as it relates to the three and nine month periods ended December 31, 2005 and the nine month period ended December 31, 2006 (as it pertains to the first and second quarters of fiscal year 2007).

These restatements reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments.

Effective October 1, 2006, we changed our policy for recognizing original equipment manufacturer (“OEM”) royalty revenue. We applied this change in accounting policy retrospectively to the fiscal year ended March 31, 2006 and the quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

We will file our Annual Report on Form 10-K for the period ended March 31, 2007 (the “FY07 Form 10-K”) concurrently with this Quarterly Report. In the FY07 Form 10-K, we are restating our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. The FY07 Form 10-K also includes an MD&A section, which discusses our restated results and supersedes the MD&A section in our annual report on Form 10-K for fiscal 2006 as it relates to our 2005 and 2006 fiscal years.

Stock Options Accounting

On February 1, 2007, we announced that we had commenced a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by the audit committee (the “Audit Committee”) of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants.

The Audit Committee and its advisors conducted an extensive review of our historical stock option grant practices and related accounting, including an assessment and review of our options granting policies and procedures, internal records, supporting documentation and e-mail communications, as well as interviews of Company personnel. The review focused on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through the present (the “Review Period”).

The review included all stock options granted during the Review Period, as well as certain already-outstanding options that were repriced at the commencement of the Review Period. The review covered stock option grants under a total of seven stock option plans, and representing option grants to our directors, founders, officers and other employees (and including, among others, grants to newly-hired employees, individual or group performance awards, grants awarded in connection with acquisitions, and a limited number of grants to contractors).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the course of the review, legal counsel to the Audit Committee, with the assistance of outside consultants, collected, processed and analyzed physical and electronic Company documents and records, including hard copy files, networked electronic documents and the computer hard drives of Company personnel who were involved in the administration of our stock option programs. Counsel to the Audit Committee was further assisted by an independent consulting firm engaged to assist in the collection, processing and analysis of options-related documentation.

Supplementing the activities performed by and on behalf of the Audit Committee, our management engaged in a detailed process of compiling, analyzing and assessing the information available to it relating to our granting of stock options and administration of stock option plans during the Review Period. Information reviewed included, without limitation, documentation related to acquisitions and other transactions completed by us, public filings (by us and by individual grant recipients), board minutes and written consents, spreadsheets and databases used to memorialize and maintain option-related information, email communications and other transmittals of information to and from outside accountants, payroll information, standard forms used to record decisions regarding hiring and termination of employees and related salary and option grant decisions known as Employee Action Forms (“EAFs”), grant notices, offer letters, option statements, tax records, personnel files and other information.

With assistance from the independent consulting firm and input from the Audit Committee and its advisors, as well as based upon discussions with our independent auditors, our management created and maintained an extensive group of spreadsheets showing all options-related issuances, exercises and related data.

Based on the results of the review, we have concluded that a substantial number of stock options granted during the Review Period were not correctly accounted for in accordance with accounting principles generally accepted in the United States applicable at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional share-based compensation expense relating to past stock option grants in accordance with SFAS No. 123R, “Share Based Payment” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related payroll taxes, penalties, and other related amounts, to record additional share-based compensation expense associated with options granted to consultants and to record additional adjustments that were previously considered to be immaterial.

The review also identified less frequent errors in other categories including: grants to non-employees for which an incorrect amount of share-based compensation expense had been recognized, grants cancelled after the expiration date, and exercises occurring before vesting and after expiration. These errors were also addressed and reflected in the restatement of our historical financial statements.

Restatement Methodologies

In light of the review and in accordance with APB No. 25, other applicable literature (including, for the period commencing on April 1, 2006, SFAS No. 123R), and the guidance published by Conrad Hewitt, Chief Accountant, SEC, in a September 19, 2006 letter (the “SEC Letter”), we considered and applied the methodologies described below to determine the appropriate measurement dates for our historical stock option grants.

Applicable Standards

In determining corrected measurement dates for our historical option grants, we followed the requirements of APB No. 25, which deems the measurement date for an option grant to be the first date on which all of the following are known: (a) the identity of the individual employee who is entitled to receive the option grant; (b) the number of options that the individual employee is entitled to receive; and (c) the option’s exercise price. Under APB No. 25, the measurement date cannot be earlier than the date on which the grant is approved. In each instance where we determined that we cannot rely on the Record Date previously associated with an option, we considered alternate measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation or credible circumstantial information, when each of the elements associated with the determination of a measurement date for the option grant had been satisfied under applicable accounting principles. In making such determinations, we considered, among other things, the guidance in the SEC Letter, which provides that, where a company lacks definitive and complete documentation, it “must use all available relevant information” to form a reasonable conclusion with respect to, among other things, the appropriate dating for the option grant.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Information Types Considered

We analyzed all available information for each option grant. In considering this information relating to each option grant, we reached the following general conclusions:

•
Board Minutes. For certain grants (primarily grants to board members and founders), board minutes (typically from board meetings held immediately after annual shareholder meetings) were considered to be definitive, reasonable and appropriate evidence of the best measurement dates for the grants in question.

•
Board Consents. Although not widely used, unanimous written consents of the board were similarly considered to be definitive, reasonable and appropriate evidence of the best measurement dates for grants described in such consents, subject to analysis of the date on which all board members had signed the consent.

•
Acquisition Dates. We evaluated the extrinsic information associated with certain company acquisitions and, except as described in Acquisition-Related Grants below, generally were able to conclude that the original Record Dates were reasonably supportable as the appropriate measurement dates for the options granted in connection with such transactions.

•
Individual Public Filings. Forms 3, 4 and/or 5 filed by grant recipients were considered to represent reasonable evidence of the existence of the underlying grants and to be a basis for establishing appropriate measurement dates. To the extent that the applicable Form was filed within two days of the Record Date described in the Form, we concluded that it is reasonable to consider this Record Date to be the appropriate measurement date. If, on the other hand, the Form was filed more than two days after the specified Record Date, we concluded that the filing date is an appropriate measurement date (absent information supporting an earlier date), but that the Record Date referenced in the Form is not, without additional reliable support, usable as the measurement date.

•
Employee Offer Letters. Based upon the specific facts and circumstances described in Hiring Grants below, we determined that certain of our offer letters triggered variable accounting treatment for a substantial portion of options issued to new employees during the Review Period.

•
Date of Hire. The hiring date (first day of work) was not, in itself, considered to be a valid measurement date, as there is no indication that our closing stock price on such dates was considered or memorialized in any way for stock grant purposes. However, as noted above with respect to employee offer letters, we determined that the date of hire may constitute the appropriate date for commencing variable accounting treatment for new hire grants, as described in more detail in Hiring Grants below.

•
Employee Action Forms. Our EAFs do not provide sufficient evidence to establish appropriate measurement dates. While EAFs sometimes refer to a number of shares to be granted, they typically do not contain exercise price information and they contemplate that future actions will be necessary to finalize the granting process. Further, although in some instances our former CEO (who had full authority to grant options to non-executive officer employees prior to September 23, 2005) signed EAFs, he did not typically date his signature and EAFs, in contrast to offer letters, were not usually provided to, or countersigned by, grant recipients. In addition, it appears that we did not follow a consistent policy, practice or pattern with regard to our use and execution of EAFs in connection with the option granting process. Accordingly, even though in some instances it is possible to reasonably conclude that an EAF was approved or otherwise recognized by a particular date - for example, sometimes EAFs were date-stamped when submitted to our payroll department or to our external payroll service, Automatic Data Processing, Inc., for processing - it does not necessarily follow that this approval constituted the final act in granting underlying stock options. Based on the totality of the facts and circumstances, we concluded that, in the absence of additional extrinsic information, EAFs do not constitute a reasonable basis for establishing measurement dates.

•
Vesting Base Dates. Stock options that were granted would be assigned a “base date” which would be used to calculate time options were held for purposes of calculating vesting. Stock option vesting base dates did not generally coincide with grant dates (vesting often would be designated to commence prior to the option grant reflected in our records, and would often correspond with other events or milestones such as the date of a performance review or the first date of employment at Sonic), and based on all available information, we concluded that vesting base dates should not be considered to establish appropriate measurement dates for APB No. 25 purposes.

•
Signed Grant Notices. A signed and dated grant notice (which would contain the date of grant, number of shares, recipient identity and exercise price) would, absent contrary information, be considered to represent definitive evidence of a measurement date for the applicable grant. To the extent any such grant notices were available, they were, absent evidence to the contrary, used in determining the proper measurement dates for the grants in question. As a general matter, though, until we changed our processes in September 23, 2005, we did not issue or retain signed/dated grant notices.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

•
Periodic Spreadsheets. We concluded that option grant measurement dates can often reasonably be established by the dates on which extrinsic evidence demonstrates the existence of a Periodic Spreadsheet in final form. For example, in each applicable period through September 23, 2005, our practice was to send final Periodic Spreadsheets to an outside accounting firm used by us to assist in the calculation of compensation expense, diluted outstanding shares, and other matters relating to our SEC filings. In some cases, we were able to find evidence of the dates on which we sent final Periodic Spreadsheets to the outside accounting firm; in other cases, we located evidence showing the dates on which final Periodic Spreadsheets were sent back to us by the outside accounting firm. Absent additional evidence suggesting a different measurement date should be used, we used the date of transmission of these spreadsheets to or from our outside auditors as evidence of a measurement date.

•
Company Public Filings. In instances where no earlier reliable information exists, we concluded that the required granting actions would have occurred with finality no later than the dates on which we filed our quarterly and annual reports. By this time, the Periodic Spreadsheet would need to have been finalized and provided to (and received back from) the outside accounting firm, so that applicable share-based compensation and earnings per diluted share disclosures, including options granted during the period in question, could be calculated and included in our filings. Accordingly, in the absence of other reliable information, we considered these dates, in some instances, to be the earliest dates that would qualify as measurement dates for purposes of APB No. 25.

Methodology by Grant and Grant Category

The following analysis sets forth the methodologies applied to certain grants and grant categories. In addition to these general methodological approaches, where we had specific information regarding particular grants, we communicated with our independent auditors and our advisers, and reached consensus on the appropriate approach to accounting for such grants, consistent with the criteria of APB No. 25, related accounting literature, and the guidance of the SEC Letter.

Founder and Director Grants

The vast majority of grants to founders and directors were issued to coincide with our annual shareholder meeting. Grants of this type were typically authorized at our board meetings held immediately after our annual shareholder meetings, reflected in board minutes, and issued on the same date. We concluded that we have sufficient contemporaneous, extrinsic and reliable information to support and substantiate most of our founder and director Record Dates as appropriate measurement dates for purposes of APB No. 25 and other applicable literature. One exception to this general conclusion is that, in the single instance where we implemented the founders and directors grants agreed-upon at a board meeting by means of a subsequently-executed unanimous written consent, we concluded that the appropriate measurement date is the date of the final signature on the consent, rather than the original Record Date (which was the date of the meeting). In addition, a unanimous written consent was used to grant initial options to one of our directors when he was first elected to the board, and we concluded that the appropriate measurement date for that grant is the date that the final signature was added to the consent. Further, in one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Finally, our conclusions regarding certain salary reduction grants are described in Salary Reduction Grants below.

Non-Founder Section 16 Officer Grants

Prior to September 23, 2005, our CEO would typically make grants to our non-founder executive officer(s) who are considered “executive officers” for purposes of Section 16 under the Exchange Act in the same manner as he would for non-executive employees of the Company. Pursuant to the delegation to him under our various option plans, the CEO generally did not have express authority to grant options to Section 16 officers, as this power was reserved for the board. Nevertheless, these grants were made in a consistent fashion and it is apparent that our board was aware of these option grants and did not disapprove of them. Furthermore, we have disclosed these grants in filed proxy statements, periodic reports and other public documents, and the parties to these grants (both the Company and the Section 16 officer recipient) have consistently honored the terms of the grants over a large number of years.

We concluded that, based on the facts and circumstances, the most appropriate and reasonable approach to these grants is to apply all APB No. 25 criteria in the same manner as such criteria are being applied to grants to our non-management employees (see discussion Other Employee Grants below) - that is, to recognize and acknowledge the existence of these grants, but to change measurement dates where there is insufficient information to reasonably conclude that the original Record Date satisfies the requirements of APB No. 25.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Since September 23, 2005, it has been our policy that all grants to our non-founder executive officers be made by the board, and be memorialized by contemporaneous documentation. As a practical matter, no such grants were issued after September 23, 2005.

Other Employee Grants

Under each of our various option plans, our CEO was delegated the authority to make grants to employees other than executive officers. As described above, except in particular circumstances (for example, grants made in the context of acquisitions and certain grants made after September 23, 2005), the Company employed a quarterly-focused grant process for non-founder employees and generally lack contemporaneous grant documentation sufficient to support the Record Dates for these option grants. Accordingly, we analyzed all available relevant information for each stock option grant in an attempt to determine the earliest point in time at which the evidence reasonably shows that all requisites for the establishment of a measurement date under APB No. 25 were satisfied. Except in specific circumstances (see Hiring Grants, Salary Reduction Grants, Acquisition-Related Grants and Other, below), or where we were able to locate contemporaneous grant documentation, this approach generally has resulted in our determining that the most appropriate measurement dates occur some time after the original Record Date in our records, often the date on which final Periodic Spreadsheets were sent to or received from the outside accounting firm we used for financial statement calculations, or the date on which we filed our quarterly or annual reports with respect to the grant(s) in question. Given the generally upward trend of our stock price during a substantial portion of the Review Period, moving to these “end of quarter” measurement dates generally results in a larger compensation charge and restatement amount.

On September 23, 2005, our board created an employee options subcommittee to make grants under our option plans to recipients other than executive officers and to board members. This subcommittee reported on its activities to the board and compensation committee at each regularly-scheduled board meeting.

Hiring Grants

We concluded that variable accounting is the most appropriate restatement methodology for initial grants to newly-hired employees made after December 15, 1998 and prior to the adoption of new procedures in September 23, 2005, other than in connection with acquisitions. This conclusion is based upon Financial Accounting Standards Boards (“FASB”) Interpretation No. (“FIN”) 44 (March 2000), “Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25,” which provides that “if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised.”

In reaching this conclusion, we considered the following facts and circumstances: (a) offer letters sent to new employees during this period were signed by our CEO, the same person who had full authority to make grants to such employees, (b) while the offer letters inform the new employees that an option grant will be made “shortly after” the commencement of employment, our actual practice - as reflected in our own grant records and documentation - was to make these initial grants over a significant period of time, up to several months after the start of employment, and (c) the offer letters, once signed by the employee, arguably constitute a legally binding commitment by us to issue option shares in the stated amount, as the grant obligation is not subject to any contingencies such as board approval. Under these facts and circumstances, we concluded that the most appropriate approach under APB No. 25 and FIN 44 is to treat the offer letters as constituting a grant at the initial hire date, with a subsequent repricing on a later date (whether the Record Date or an alternate measurement date determined as a result of the review).

Even though in a number of instances our share price at the subsequent measurement date was higher than the price on the initial hire date, due to the fact that the price declined in other instances we concluded that it is appropriate to apply variable accounting to this entire category of hiring grants, with the initial option grant date and vesting base date being deemed to have occurred on the hire date in all cases. Further, although we were not been able to locate signed copies of all offer letters associated with initial hire grants, because our practice was to utilize substantially similar letters signed by the former CEO for all new hires, we concluded that it is appropriate to apply variable accounting to these grants as well, based on the analysis described above.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Salary Reduction Grants

In March of 1998 and July of 2001, we offered salary reduction programs to certain of our senior employees. The programs allowed these employees to reduce their compensation and for each dollar of reduced pay, the employee was entitled to an option to purchase one share of our common stock. For example, if an employee reduced his or her pay by $25,000, the employee was entitled to options to purchase 25,000 shares of our common stock. We never created any formal plans to document these programs, and formal board approval was not obtained, although a notation describing the 1998 salary reduction program was included in supporting materials provided to directors at the board meeting immediately prior to the reduction.

The 2001 salary reduction program was for one year, beginning July 1, 2001 and ending June 30, 2002. Payroll was paid semi-monthly, five days after the end of the payment period (that is, for mid-month payrolls, payment would be on the 20th; for month-end payrolls, payment would be on the 5th of the following month). The options under this program were issued and dated July 12, 2001, which was the payroll processing date for the semi-monthly pay period beginning on July 1, 2001. We concluded that this date is the appropriate measurement date.

The 1998 salary reduction program was also for one year, beginning May 1, 1998 and ending April 30, 1999. The options under this program were dated and issued March 3, 1998. As noted above, this salary reduction program was discussed at the March 3, 1998 board meeting, based on a package of supporting materials attached to the March 3, 1998 board minutes. Consistent with our approach to the 2001 salary reduction program, however, we concluded that the appropriate measurement date for these options should be May 12, 1998, the payroll processing date for the first payment period during the program period, since in theory a potential participant may have decided in the interim not to take part.

Acquisition-Related Grants

During the Review Period, we completed certain corporate acquisitions and, in connection with these transactions, issued certain option grants. Generally, these grants were described in offer letters signed by our then-CEO in which acquired employees were informed that they would receive the options at the time of closing of the relevant acquisition. These transactions include:

•
Daikin. At a January 24, 2001 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of Daikin Industries, Ltd. The transaction closed on February 27, 2001 and was announced on February 28, 2001. As part of the acquisition, key members of Daikin joined the Company and were issued options dated February 27, 2001, the date of acquisition, at the closing price of our stock on that date.

•
Veritas. At a November 1, 2002 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of the Desktop and Mobile Division of VERITAS Software Corporation. On November 13, 2002, we entered into the asset purchase agreement, and the transaction closed and was announced on December 18, 2002. At the time of the acquisition, we issued options to employees who joined the Company through this acquisition. These options were issued on December 18, 2002 and the exercise price was the closing price on that date.

•
InterActual. At a December 2, 2003 meeting, our board unanimously resolved to acquire InterActual Technologies, Inc., by way of merger. We entered into the definitive agreement on January 31, 2004, the transaction closed on February 13, 2004, and was announced on February 19, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company as a result of this transaction. These options were dated February 13, 2004 and the exercise price was the closing price on that date.

•
Ravisent. On May 29, 2002, we announced that we had entered into an agreement under which Axeda exclusively licensed its Ravisent software to us under terms that were essentially equivalent to ownership and, in connection with this transaction, we hired a number of Ravisent (Axeda) employees. Board minutes were not available but board materials dated May 28, 2002 indicate that the transaction closed Friday, May 24, 2002. Grants were issued on two different dates. One group of grants to 10 individuals was issued on May 28, 2002, with an exercise price equal to the closing stock price on that date. The other group of grants to 11 individuals was dated January 2, 2003, with an exercise price equal to our closing price on that date. For contractual reasons, Ravisent (Axeda) employees from the Pennsylvania office could not receive shares until January 2, 2003, their date of hire by us - accordingly, their options were issued on January 2, 2003, with the exercise price equal to our closing price on that date. Based on the contractual terms, the hiring dates of these Pennsylvania employees, and the language in their offer letters, we concluded that we had reasonable evidence to support the Record Date of January 2, 2003 as the measurement date for accounting purposes.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

•
Roxio (U.S. Grants). On December 17, 2004, we entered into an amended and restated asset purchase agreement and acquired Roxio’s consumer software division. We announced this acquisition on December 20, 2004 and filed a Form 8-K on December 23, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company through this acquisition. In particular, we issued options to Roxio employees located in the United States on December 17, 2004, the closing date, and the exercise price was the closing price on that date.

•
Roxio (Foreign Grants). Because no appropriate foreign option plan was in place at the time that the Roxio transaction closed, we were unable to issue options to Roxio employees located outside of the United States at the time of closing of the transaction. Thereafter, at a meeting on March 15, 2005, our board adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) and, according to our stock options records, options were issued to the non-U.S. Roxio employees on April 6, 2005, with the exercise price equal to the closing price on that date. Because the offer letters for these employees stated that the grants would be made at the time the acquisition closed, we concluded that variable accounting was the most appropriate restatement methodology for these options.

With the exception of the Roxio foreign grants, which are described above, we determined that we have sufficient reliable evidence to reasonably support and maintain the original Record Dates as the appropriate measurement dates for purposes of APB No. 25 for our acquisition-related grants.

Other

In a number of isolated cases, we identified accounting errors that we corrected in accordance with APB No. 25 and other applicable accounting literature, including miscellaneous situations involving acceleration of vesting, extensions of exercise periods for vested options, grants to consultants that were erroneously accounted for as if they had been made to employees, repricing previously issued grants, missed grants and other “one-off” situations.

Tax Considerations

Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options (“ISOs”), requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options (“NQs”). Additionally, certain options should have been treated as NQs since date of grant due to either plan limitations or ISO limitations.  We did not withhold federal income taxes, state income taxes, FICA or Medicare on the options that were issued as ISOs that should have been treated as NQ stock options (due to their below-market grant pricing, plan limitations or ISO rules).We accrued payroll tax, penalty, and interest expenses related to NQ stock options originally classified as ISOs in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction of expense.

 We informed the Internal Revenue Service (“IRS”) of potential payroll tax liabilities resulting from changes in measurement dates for stock options. However, no formal settlement negotiations have taken place. On January 15, 2008, we were notified by the IRS of a payroll tax audit covering the calendar years 2004, 2005 and 2006.

We recorded deferred tax assets as a result of the share-based compensation expense recorded through the restatement based on unexercised and uncanceled nonqualified stock options at the end of each reporting period. The recognized tax benefit related to affected stock options granted to officers was limited, in certain instances, due to the potential non-deductibility of the related expenses under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances.

Code Section 409A imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have on our employees as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The IRS has issued transition rules under Section 409A that allow for a correction or cure for some of these options subject to Section 409A. We may offer non-officer employees who hold outstanding options the opportunity to cure their affected stock options. In connection with this cure, we may make future cash bonus payments to our non-officer employees in an undetermined amount. We recorded approximately $1.7 million in operating expense for estimated employee Section 409A taxes that we have elected to cover with respect to options that were exercised during the fourth quarter of fiscal year 2007.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options Restatement

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years and the first six months of fiscal year 2007 (in thousands):

	Stock Option Review Adjustments
		Pre-Tax
	Pre-Tax	Payroll		Related	Net
	Share-Based	Related Tax		Income Tax	Expense
	Compensation	Expense	Total	Expense	(Benefit)
	Expense	(Benefit)	Pre-Tax	(Benefit)	After-Tax
Fiscal Year Ended	Adjustments	Adjustments	Impact	Adjustments	Adjustments
March 31, 1998 (unaudited)	$60	$-	$60	$-	$60
March 31, 1999 (unaudited)	613	6	619	-	619
March 31, 2000 (unaudited)	1,175	218	1,393	-	1,393
March 31, 2001 (unaudited)	812	642	1,454	-	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	-	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	-	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	-	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	-	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006 (1)	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

(1)
Prior to fiscal year 2006, we maintained a valuation allowance against our deferred tax assets. In fiscal year 2006, we reversed the majority of our valuation allowance against deferred tax assets due to our assessment, made at that time, that it was more likely than not the deferred tax assets would be realized. As a result of the restatement, we recorded additional deferred tax assets with respect to the periods covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of the current year effect.

Change in Accounting Policy

Effective October 1, 2006, we elected to change our method of recognizing OEM royalty revenue. Previously, we generally recognized OEM royalty revenue in the period the OEM product shipped, provided we received the OEM royalty report before the preparation of our financial statements. We now generally recognize OEM revenue in the period we receive the OEM royalty report. We adopted the new method to improve reporting consistency across our OEM customers and reduce the length of the accounting close cycle. Comparative financial statements for fiscal year 2006 and quarterly financial information for the quarters ended June 30, 2006 and September 30, 2006 have been adjusted to apply the change in accounting policy retrospectively.

Due primarily to a change in our accounting software in fiscal 2005, retrospective application of this change in accounting policy to fiscal year 2005 and prior periods was not practicable. Therefore, we recorded the cumulative effect of the change as an adjustment to accumulated deficit at the beginning of fiscal year 2006.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes the effects of the retrospective application of this change in accounting policy on our consolidated statements of operations for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the third quarter ended December 31, 2006, as applicable (in thousands):

	As Restated			Three Months
	Year Ended	Three Months Ended		Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$431
Decrease (increase) in costs	(14)	(207)	62	77
Tax benefit (expense)	433	(107)	219	(203)
Increase (decrease) in net income	$(649)	$161	$(328)	$305
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our consolidated balance sheets for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the third quarter ended December 31, 2006, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(4,546)
Increase in deferred tax assets	$433	$327	$545	$342
Decrease in accrued expenses	$560	$554	$620	$703
(Increase) decrease in deferred revenue (1)	$(366)	$(403)	$70	$105
Increase (decrease) in accumulated deficit	$3,534	$3,371	$3,701	$3,396

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

Other Adjustments

Revenue Adjustment

We identified that we had incorrectly recorded a sales transaction during the first quarter of 2007. This occurred from a sales agreement that we subsequently learned had additional terms that precluded us from recognizing revenue until full delivery was performed. As a result, an adjustment was made to decrease net revenues and increase deferred revenue by $0.4 million in the first quarter of fiscal year 2007. We will recognize $0.3 million of this amount as revenue during the first six months of fiscal year 2008.

Adjustments to Goodwill and Income Taxes Related to the Roxio CSD Acquisition

In December 2004, we acquired the assets of the Roxio Consumer Software Division (“Roxio CSD”), which included a Canadian subsidiary. During 2007, we filed income tax returns for the acquired Canadian subsidiary covering the period from April 1, 2004 to March 31, 2006. As a result of filing the Canadian income tax returns and a review of our original acquisition accounting, we made the following adjustments:

•
In fiscal 2005, we decreased goodwill by approximately $2.0 million and increased deferred tax assets, net of valuation allowance, to recognize deferred tax assets in the acquired Canadian subsidiary. These deferred tax assets relate to pre-acquisition net operating losses and other temporary items.

•	We recorded additional Canadian income tax expense for the fiscal years 2005 and 2006 of approximately $0.8 million and $0.3 million, respectively.

•
In fiscal year 2006, we reduced goodwill by $0.4 million and increased deferred tax assets for transactional costs incurred in connection with the Roxio CSD acquisition that are deductible for tax purposes.

The adjustments did not result in any changes to cash flows in these fiscal years.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

	Restatement Adjustments, Net of Tax
	Net Income
	(Loss), As		Change in			Net Income
	Previously	Stock	Accounting			(Loss), As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$-	$-	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	-	-	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	-	-	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	-	-	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	-	-	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	-	-	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	-	-	(9,533)	1,551
Totals through
March 31, 2004 (unaudited)		(21,006)	-	-	(21,006)
2005	8,542	(5,006)	-	(789)	(5,795)	2,747
Fiscal year 2006
quarter ended
June 30, 2005 (unaudited)	5,904	7,125	329	-	7,454	13,358
September 30, 2005 (unaudited)	3,102	(3,775)	(197)	-	(3,972)	(870)
December 31, 2005 (unaudited)	8,201	3,993	(1,499)	-	2,494	10,695
March 31, 2006 (unaudited)	2,720	(7,032)	718	(255)	(6,569)	(3,849)
Fiscal year 2006	$19,927	311	(649)	(255)	(593)	$19,334
Fiscal year 2007
quarter ended
June 30, 2006 (unaudited)	$4,090	1,007	161	(257)	911	$5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	-	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows:

	Diluted					Diluted
	Earnings Per					Earnings
	Share, As		Change in			(Loss) Per
	Previously	Stock	Accounting			Share, As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11
Fiscal year 2006
quarter ended
June 30, 2005 (unaudited)	$0.22	$0.28	$0.02	$0.00	$0.30	$0.52
September 30, 2005 (unaudited)	$0.11	$(0.15)	$0.00	$0.00	$(0.15)	$(0.04)
December 31, 2005 (unaudited)	$0.30	$0.16	$(0.05)	$0.00	$0.11	$0.41
March 31, 2006 (unaudited)	$0.10	$(0.26)	$0.02	$(0.01)	$(0.25)	$(0.15)
Fiscal year 2006	$0.73	$0.03	$(0.01)	$(0.01)	$(0.01)	$0.74

Fiscal year 2007
quarter ended
June 30, 2006 (unaudited)	$0.15	$0.04	$(0.00)	$0.01	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$0.00	$(0.02)	$0.00	$(0.02)	$0.08

Expenses Incurred in Connection with Options Review

We have incurred substantial expenses related to the review and analysis of the stock option grants, including approximately $6.7 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through December 31, 2007. We expect to incur substantial additional fees in connection with stock option matters.

Restatement Impact on the Condensed Consolidated Financial Statements

The following presents the effect of the restatement adjustments by financial statement line item for the condensed consolidated balance sheet as of March 31, 2006, condensed statements of operations for the three and nine month periods ended December 31, 2005, and the condensed statements of cash flows for the nine months ended December 31, 2005.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts - unaudited)

	March 31, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$-	$18,731
Short term investments	42,350	-	42,350
Accounts receivable, net of allowance for returns and doubtful accounts of $5,235 at March 31, 2006	23,141	(4,161)	18,980
Inventory	689	-	689
Deferred tax benefits	3,879	-	3,879
Prepaid expenses and other current assets	3,771	-	3,771
Total current assets	92,561	(4,161)	88,400
Fixed assets, net	4,833	-	4,833
Purchased and internally developed software costs, net	1,266	-	1,266
Goodwill	54,151	(2,478)	51,673
Acquired intangibles, net	43,914	-	43,914
Deferred tax benefit, net	11,391	11,504	22,895
Other assets	1,355	-	1,355
Total assets	$209,471	$4,865	$214,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,833	$-	$7,833
Accrued liabilities and other current liabilities	24,309	6,174	30,483
Deferred revenue, current portion	7,795	366	8,161
Total current liabilities	39,937	6,540	46,477
Bank note payable	30,000	-	30,000
Other long term liabilities, net of current portion	375	-	375
Deferred revenue, net of current portion	2	-	2
Total liabilities	70,314	6,540	76,854
Commitments and contingencies
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2006	-	-	-
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 shares issued and outstanding at March 31, 2006	126,880	28,604	155,484
Accumulated other comprehensive loss	(937)	-	(937)
Accumulated earnings (deficit)	13,214	(30,279)	(17,065)
Total shareholders' equity	139,157	(1,675)	137,482
Total liabilities and shareholders' equity	$209,471	$4,865	$214,336

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts - unaudited)

	Quarter Ended December 31, 2005			Nine Months Ended December 31, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$40,774	$(3,211)	$37,563	$108,241	$(2,817)	$105,424
Cost of revenue	9,435	(713)	8,722	26,353	(539)	25,814
Gross profit	31,339	(2,498)	28,841	81,888	(2,278)	79,610

Operating expenses:
Marketing and sales (1)	7,751	(686)	7,065	23,628	1,341	24,969
Research and development (1)	10,133	(1,059)	9,074	30,826	1,192	32,018
General and administrative (1)	4,158	61	4,219	12,421	1,909	14,330
Business integration	-	-	-	336	-	336
Total operating expenses	22,042	(1,684)	20,358	67,211	4,442	71,653
Operating income (loss)	9,297	(814)	8,483	14,677	(6,720)	7,957
Other income (expense)	(445)	(23)	(468)	(793)	(66)	(859)
Income (loss) before income taxes	8,852	(837)	8,015	13,884	(6,786)	7,098
Provision for (benefit of) income taxes	651	(3,331)	(2,680)	(3,323)	(12,759)	(16,082)
Net income	$8,201	$2,494	$10,695	$17,207	$5,973	$23,180

Net income per share:
Basic	$0.33	$0.10	$0.43	$0.70	$0.24	$0.94
Diluted	$0.30	$0.11	$0.41	$0.63	$0.26	$0.89

Shares used in computing net income per share:
Basic	24,806	-	24,806	24,581	-	24,581
Diluted	27,117	(919)	26,198	27,531	(1,437)	26,094

(1) Includes share-based compensation expense as follows:
Marketing and sales	-	(724)	(724)	-	1,227	1,227
Research and development	-	(1,101)	(1,101)	-	1,065	1,065
General and administrative	-	(119)	(119)	-	1,427	1,427
Total share-based compensation expense	$-	$(1,944)	$(1,944)	$-	$3,719	$3,719

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands - unaudited)

	Nine Months Ended December 31, 2005
	As
	Previously		As
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$17,207	$5,973	$23,180
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	7,355	-	7,355
Deferred taxes	-	(12,760)	(12,760)
Provision for returns and doubtful accounts, net of write-offs and recoveries	(1,269)	-	(1,269)
Share-based compensation	-	3,719	3,719
Cummulative effect of accounting change of revenue recognition	-	(2,885)	(2,885)
Changes in operating assets and liabilities
Accounts receivable	(9,435)	5,844	(3,591)
Inventory	68	-	68
Prepaid expenses and other current assets	(1,582)	-	(1,582)
Other assets	(3,739)	-	(3,739)
Acquired intangibles sold as part of operations	1,169	-	1,169
Accounts payable	(2,964)	-	(2,964)
Accrued liabilities	2,626	(26)	2,600
Deferred revenue	4,786	135	4,921
Net cash generated by operating activities	14,222	-	14,222

Cash flows from investing activities:
Purchase of fixed assets	(1,644)	-	(1,644)
Additions to purchased and internally developed software	(513)	-	(513)
Purchase of short term investment instruments	(33,925)	-	(33,925)
Net cash used in investing activities	(36,082)	-	(36,082)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,846	-	2,846
Principal payments on capital leases	(74)	-	(74)
Net cash generated by financing activities	2,772	-	2,772
Effect of exchange rate changes on cash and cash equivalents	(622)		(622)
Decrease in cash and cash equivalents	(19,710)	-	(19,710)
Cash and cash equivalents, beginning of period	35,436		35,436
Cash and cash equivalents, end of period	$15,726	$-	$15,726

Supplemental disclosure of cash flow information:
Interest paid	$1,248	$-	$1,248
Income taxes paid	$432	$-	$432

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following presents the effect of the restatement adjustments by financial statement line item for the Quarterly (Unaudited) Condensed Consolidated Balance Sheets and Statements of Operations for the first two quarters of fiscal years 2006 and 2007.

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands - unaudited)

	June 30, 2005			September 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets
Cash and cash equivalents	$42,853	$-	$42,853	$18,741	$-	$18,741
Short-term investments	-	-	-	26,100	-	26,100
Accounts receivable, net of allowance	13,628	(2,775)	10,853	16,978	(2,847)	14,131
Inventory	715	-	715	546	-	546
Prepaid expenses and other current assets	2,334	-	2,334	3,044	-	3,044
Total current assets	59,530	(2,775)	56,755	65,409	(2,847)	62,562
Fixed assets, net	6,569	-	6,569	6,187	-	6,187
Purchased and internally developed software costs, net	1,485	-	1,485	1,405	-	1,405
Goodwill	53,269	(2,048)	51,221	53,481	(2,048)	51,433
Acquired intangibles, net	47,731	-	47,731	46,413	-	46,413
Deferred tax benefit, net	-	10,475	10,475	-	9,988	9,988
Other assets	6,521	-	6,521	6,689	-	6,689
Total assets	$175,105	$5,652	$180,757	$179,584	$5,093	$184,677

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$9,325	$-	$9,325	$6,891	$-	$6,891
Accrued expenses and other current liabilities	20,456	4,723	25,179	23,467	5,087	28,554
Deferred revenue	6,919	(257)	6,662	7,143	(80)	7,063
Total current liabilities	36,700	4,466	41,166	37,501	5,007	42,508

Bank note payable	30,000	-	30,000	30,000	-	30,000
Other long term liabilities, net of current portion	2,191	-	2,191	1,029	-	1,029
Deferred revenue, net of current portion	679	-	679	607	-	607
Total liabilities	69,570	4,466	74,036	69,137	5,007	74,144

Shareholders' equity:
Convertible preferred stock	-	-	-	-	-	-
Common stock	106,669	23,420	130,089	109,021	26,294	135,315
Accumulated other comprehensive loss	(325)	-	(325)	(867)	-	(867)
Accumulated earnings (deficit)	(809)	(22,234)	(23,043)	2,293	(26,208)	(23,915)
Total shareholders' equity	105,535	1,186	106,721	110,447	86	110,533
Total liabilities and shareholders' equity	$175,105	$5,652	$180,757	$179,584	$5,093	$184,677

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts - unaudited)

	For the three months ended
	June 30, 2005			September 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$35,519	$643	$36,162	$31,948	$(249) $	31,699
Cost of revenue	9,765	95	9,860	7,154	79	7,233
Gross profit	25,754	548	26,302	24,794	(328)	24,466

Operating expenses:
Marketing and sales	8,523	1,056	9,579	7,354	971	8,325
Research and development	9,874	1,149	11,023	10,819	1,102	11,921
General and administrative	4,909	785	5,694	3,354	1,063	4,417
Business integration	295	-	295	41	-	41
Total operating expenses	23,601	2,990	26,591	21,568	3,136	24,704
Operating income (loss)	2,153	(2,442)	(289)	3,226	(3,464)	(238)
Interest expense	-	(21)	(21)	-	(22)	(22)
Other expense	(113)	-	(113)	(234)	-	(234)
Income (loss) before income taxes	2,040	(2,463)	(423)	2,992	(3,486)	(494)
Provision (benefit) for income taxes	(3,864)	(9,917)	(13,781)	(110)	486	376
Net income (loss)	$5,904	$7,454	$13,358	$3,102	$(3,972)	$(870)

Net income (loss) per share:
Basic	$0.24	$0.31	$0.55	$0.13	$(0.17)	$(0.04)
Diluted	$0.21	$0.31	$0.52	$0.11	$(0.15)	$(0.04)
Shares used in per share calculation:
Basic	24,350	-	24,350	24,586	-	24,586
Diluted	27,499	(1,688)	25,811	27,975	-	24,586

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands - unaudited)

	For the three months ended
	June 30, 2006			September 30, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current assets
Cash and cash equivalents	$11,719	$-	$11,719	$16,344	$-	$16,344
Short-term investments	53,375	-	53,375	44,275	-	44,275
Accounts receivable, net of allowances	23,760	(3,849)	19,911	22,563	(4,936)	17,627
Inventory	515	-	515	458	-	458
Deferred tax benefit	3,879	-	3,879	4,037	-	4,037
Prepaid expenses and other current assets	3,767	-	3,767	3,454	-	3,454
Total current assets	97,015	(3,849)	93,166	91,131	(4,936)	86,195
Fixed assets, net	4,145	-	4,145	3,775	-	3,775
Purchased and internally developed software costs,	1,053	-	1,053	885	-	885
Goodwill	54,151	(2,478)	51,673	54,151	(2,478)	51,673
Acquired intangibles, net	42,745	-	42,745	41,576	-	41,576
Deferred tax benefit	11,391	11,194	22,585	8,921	11,537	20,458
Other assets	1,089	-	1,089	946	-	946
Total assets	$211,589	$4,867	$216,456	$201,385	$4,123	$205,508

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,185	$-	$5,185	$4,903	$-	$4,903
Accrued expenses and other current liabilties	24,542	4,650	29,192	21,152	4,594	25,746
Deferred revenue	6,033	831	6,864	5,206	358	5,564
Bank note payable	-	-	-	20,000	-	20,000
Total current liabilities	35,760	5,481	41,241	51,261	4,952	56,213

Bank note payable	30,000	-	30,000	-	-	-
Other long term liabilities, net of current portion	335	-	335	585	-	585
Deferred revenue, net of current portion	82	-	82	59	-	59
Total liabilities	66,177	5,481	71,658	51,905	4,952	56,857
Shareholders' equity:
Convertible preferred stock	-	-	-	-	-	-
Common stock	129,180	28,763	157,943	130,571	28,911	159,482
Accumulated other comprehensive loss	(1,072)	-	(1,072)	(1,064)	-	(1,064)
Accumulated earnings	17,304	(29,377)	(12,073)	19,973	(29,740)	(9,767)
Total shareholders' equity	145,412	(614)	144,798	149,480	(829)	148,651
Total liabilities and shareholders' equity	$211,589	$4,867	$216,456	$201,385	$4,123	$205,508

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts - unaudited)

	For the three months ended
	June 30, 2006			September 30, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net revenue	$36,886	$48	$36,934	$35,853	$(609)	$35,244
Cost of revenue	7,716	207	7,923	8,091	(62)	8,029
Gross profit	29,170	(159)	29,011	27,762	(547)	27,215

Marketing and sales	7,529	(308)	7,221	7,698	111	7,809
Research and development	10,732	(262)	10,470	10,283	40	10,323
General and administrative	4,264	(785)	3,479	4,531	(30)	4,501
Abandoned acquisition	-	-	-	1,016	-	1,016
Total operating expenses	22,525	(1,355)	21,170	23,528	121	23,649
Operating income	6,645	1,196	7,841	4,234	(668)	3,566
Interest income	676	-	676	789	-	789
Interest expense	(512)	4	(508)	(534)	(40)	(574)
Other expense, net	(6)	-	(6)	(65)	-	(65)
Income before income taxes	6,803	1,200	8,003	4,424	(708)	3,716
Provision for income taxes	2,713	289	3,002	1,755	(346)	1,409
Net income	$4,090	$911	$5,001	$2,669	$(362)	$2,307

Net income per share:
Basic	$0.16	$0.03	$0.19	$0.10	$(0.01)	$0.09
Diluted	$0.15	$0.03	$0.18	$0.10	$(0.02)	$0.08
Shares used in per share calculation:
Basic	25,778	-	25,778	25,922	-	25,922
Diluted	27,413	(2)	27,412	27,253	(36)	27,217

As a result of the aforementioned restatement the related disclosures included in the Notes to condensed consolidated financial statements have been revised where so indicated as restated.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Note 3 - Inventory

The components of inventory consist of (in thousands):

	2006
	March 31	December 31
		(unaudited)
Work in-process	$40	$16
Finished goods	649	495
	$689	$511

Note 4 - Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

		March 31, 2006	December 31, 2006
	Useful	Net	Gross		Net
	Life in	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amount	Amortization	Amount
Purchased software	3	$842	$2,152	$(1,478)	$674
Internally developed software	3	424	9,818	(9,639)	179
		$1,266	$11,970	$(11,117)	$853

Amortization of internally developed software costs was $0.1 million and $0.1 million for the quarters ended December 31, 2005 and 2006, respectively, and $0.3 million and $0.2 million for the nine months ended December 31, 2005 and 2006, respectively (in thousands).

Acquired Intangibles:
		March 31, 2006	December 31, 2006
	Useful	Net	Gross		Net
	Life in	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amount	Amortization	Amount
Acquired technology	3-5	$7,081	$12,610	$(5,864)	$6,746
Customer lists	4-15	11,081	14,640	(5,180)	9,460
Trademarks	3	52	180	(173)	7
Brand name	Indefinite	25,700	25,700	-	25,700
		$43,914	$53,130	$(11,217)	$41,913

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1.3 million, $1.4 million, $3.9 million and $3.7 million for the third quarter and nine months ended December 31, 2005 and 2006, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Years Ending March 31,	Expense
2007 (remaining three months)	$1,741
2008	4,784
2009	4,219
2010	2,064
2011	1,241
Thereafter	2,164
$16,213

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2006 to December 31, 2006 (in thousands):

	March 31,
	2006			December 31,
	As Restated	Additions (1)	Amortization (2)	2006
Goodwill	$51,673	$3,769	$-	$55,442
Acquired technology	7,081	1,500	(1,835)	6,746
Trademarks/brand name	25,752	-	(45)	25,707
Customer lists/contracts	11,081	200	(1,821)	9,460
	$95,587	$5,469	$(3,701)	$97,355

(1)	Includes amounts capitalized in connection with the SystemOK acquisition completed in November 2006.
(2)	Amortization of intangibles is included in “Cost of Revenue” in our condensed consolidated statement of operations.

 Note 5 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):
	2006
	March 31	December 31
	As Restated
Commissions payable	$1,060	$635
Accrued compensation and benefits	4,424	3,586
Accrued professional services	3,000	3,553
Accrued marketing costs	2,246	1,630
Accrued royalties	4,669	5,389
Accrued acquisition/restructuring costs	1,608	16
Taxes payable and other tax liabilities	10,894	8,328
Other	2,582	2,744
	$30,483	$25,881

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Note 6 - Contingencies, Commitments and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases for the quarters ended December 31, 2005 and 2006 was approximately $1.1 million and $0.9 million, respectively, and for the nine months ended December 31, 2005 and 2006 was approximately $3.2 million and $3.1 million, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Lease
Years Ending March 31,	Obligations
2007 (remaining three months)	$1,071
2008	3,575
2009	3,104
2010	2,390
2011	1,358
Thereafter	-
$11,498

Included in the total lease obligation amounts above are amounts due on capital leases in the amount of $3,000 for the fiscal year ending March 31, 2007. As of December 31, 2006, approximately $16,000 of the lease obligation amounts disclosed above is included in Accrued Restructuring.

Litigation Matters

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which we acquired in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. At December 31, 2006 we had accruals of approximately $1.8 million on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

Between March and May 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as our shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

In these actions, the plaintiffs assert claims against the individual defendants for violations of the Exchange Act, violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust. The plaintiffs’ claims concern the granting of stock options by us and the alleged filing of false and misleading financial statements. All of these claims are asserted derivatively on our behalf. The plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing us to reform our corporate governance.

The federal cases have been consolidated into one action captioned Wilder v. Doris, et al., and on September 20, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 4, 2002 and May 17, 2007. This action alleges various violations of the Exchange Act and the rules promulgated thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. Thereafter, on November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

Credit Facilities

On December 13, 2004 we entered into a Loan and Security Agreement with the Union Bank of California (“UBOC”) that provided for a three-year revolving credit facility. On December 20, 2005, we entered into the First Amendment to the Loan and Security Agreement (the “Amended Credit Facility”), which provided for $30.0 million of available funds for general corporate purposes. The Amended Credit Facility also clarified certain Credit Facility terms, amended the required leverage ratio and provided for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to certain reporting and financial covenants, which include requirements that we maintain specified financial ratios and a net profit for each quarter following the fourth quarter of fiscal year 2005. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of December 31, 2006, the interest rate was 6.85%.

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant under the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our stock option review (see FY07 Form 10-K, which we are filing concurrently with this Quarterly Report).

Subsequent to December 31, 2006 we did not file quarterly and annual financial statements in a timely manner as required under the Amended Credit Facility. Additionally, based on preliminary financial results, we determined that we were unlikely to meet the quarterly net profit covenant for the quarter ended June 30, 2007 and the required leverage ratio as of June 30, 2007. As a result of these issues, we entered into a Second Amendment to the Loan and Security Agreement with UBOC on September 28, 2007 (the “Second Amendment”). The Second Amendment extended the maturity date of the Amended Credit Facility to March 31, 2008, provided waivers for violations of the reporting covenants and anticipated June 30, 2007 financial covenant violations, modified financial covenants and further restricted payment of dividends and distributions. The Second Amendment did not waive the potential quarterly net profit covenant violations for the quarters ended December 31, 2006 and March 31, 2007 as such violations were not known at the time.

As of December 31, 2006, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility.

Indemnification obligations

In the normal course of business, we provide indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of our products or services. We accrue for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these indemnifications on our future results of operations.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

We, as permitted under California law and in accordance with our Bylaws and certain other commitments and agreements, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation and class action litigation described herein. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies.

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits. During the quarter ended December 31, 2006, we made matching contributions of approximately $0.3 million for the quarter ended September 30, 2006. As of December 31, 2006, we had accrued approximately $0.3 million for third quarter fiscal year 2007 matching amounts.

Note 7 - Shareholders’ Equity

On January 30, 2006 our board of directors approved the acceleration of vesting on all unvested and outstanding stock options awarded to employees, officers, contractors and directors on or before January 30, 2006 under our various stock option plans with an exercise price greater than $13.50. The effective date of the acceleration was January 30, 2006, and the closing price of our common stock on that date was $16.46 per share. As a result of this acceleration, the additional expense was approximately $38,000, as restated, in accordance with APB No. 25 in the fourth quarter ended March 31, 2006.

During the nine months ended December 31, 2006, approximately 420,000 options were exercised with an exercise price value of approximately $2.2 million.

As part of the purchase price for SystemOK, AB (“SystemOK”), pursuant to the terms of the Amended Purchase Agreement, we issued to the seller 31,566 shares of our common stock valued at approximately $0.5 million.

 Note 8 - Employee Share-Based Compensation (As Restated - See Note 2)

On April 1, 2006, we adopted SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123. The restated financial statements in this Quarterly Report set forth restated share-based compensation measured using the methods contained in APB No. 25 or SFAS No. 123R in relation to employee stock options for the applicable periods.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The following table sets forth the summary of option activity under our stock option plans for the three and nine month periods ended December 31, 2006 (in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value (1)
Outstanding at April 1, 2006, As Restated	7,296,332	$13.30
Options granted	52,600	15.84
Options exercised	(184,689)	3.45
Options cancelled/forfeited/expired	(62,689)	16.89
Outstanding at June 30, 2006, As Restated	7,101,554	$13.54	6.63	$27,745,515
Options granted	4,000	14.98
Options exercised	(103,150)	7.06
Options cancelled/forfeited/expired	(116,762)	17.45
Outstanding at September 30, 2006, As Restated	6,885,642	$13.57	6.54	$22,212,592
Options granted	-	-
Options exercised	(131,958)	6.63
Options cancelled/forfeited/expired	(56,694)	16.72
Outstanding at December 31, 2006	6,696,990	$13.68	6.41	$24,609,322
Exercisable at December 31, 2006	6,569,959	$13.74	6.40	$23,892,246

(1) Calculation of aggregate intrinsic value is based on the share price of our common stock as of December 29, 2006 ($16.30 per share).

The total intrinsic value of options exercised for the three and nine month periods ended December 31, 2006 was $1.2 million and $4.6 million, respectively.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006 (in thousands, except number of years and per share data):

	Options Outstanding at December 31, 2006			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term	Exercise	Number of	Exercise
Range of Exercise Price	Shares	(Years)	Price	Shares	Price
$1.1200 to $2.5625	608,291	3.33	$1.69	608,291	$1.69
$2.5626 to $5.3200	670,884	4.92	3.98	651,350	3.97
$5.3201 to $13.4730	587,100	5.68	8.04	536,235	8.05
$13.4731 to $14.5500	702,876	6.36	14.09	677,876	14.08
$14.5501 to $15.5000	658,747	7.66	14.99	654,747	14.99
$15.5501 to $16.5400	654,582	7.88	16.06	654,582	16.06
$16.5401 to $20.8600	2,814,510	6.96	18.80	2,786,878	18.82
$1.1200 to $20.8600	6,696,990	6.41	$13.68	6,569,959	$13.74

As of December 31, 2006, total unamortized share-based compensation expense related to non-vested stock options was $5.2 million, which is expected to be recognized over a weighted average period of approximately 3.22 years. We have used the ratable method to recognize compensation expense for all share-based awards granted prior to April 1, 2006 and will continue to use the ratable method for awards granted on or subsequent to April 1, 2006.

The total recognized tax benefit (expense) related to share-based compensation expense is ($0.8 million) and $1.5 million for the three and nine month periods ended December 31, 2005, respectively and $0.2 million and $0.8 million for the three and nine month periods ended December 31, 2006, respectively. We recorded share-based compensation expense (benefit) of ($1.9 million) and $3.7 million for the three and nine month periods ended December 31, 2005 resulting from our stock option review.

The adoption of SFAS No. 123R on April 1, 2006 and the stock option review adjustments resulted in a share-based compensation expense of $0.6 million and $1.9 million recorded in our condensed consolidated statements of operations for the quarter and nine months ended December 31, 2006, respectively.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Prior to our adoption of SFAS No. 123R on April 1, 2006, had compensation cost for stock options issued pursuant to our stock option plan been determined in accordance with the fair value approach enumerated in SFAS No. 123R, our net income and net income per share for the quarter and nine months ended December 31, 2005 would have been adjusted as indicated below (in thousands, except per share data):

	Quarter Ended December 31, 2005
	As Proviously		As
	Reported	Adjustments	Restated
Net income, as restated (1)	$8,201	$2,494	$10,695
Add: Share-based compensation expense (benefit) included in restated net income, net of related tax effects	-	(1,166)	(1,166)
Deduct: Share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	(2,872)	(2,872)
Pro forma net income (loss)	$8,201	$(1,544)	$6,657

Net income per share, as reported:
Basic	$0.33	$0.10	$0.43
Diluted	$0.30	$0.11	$0.41

Pro-Forma net income (loss) per share:
Basic	$0.33	$(0.06)	$0.27
Diluted	$0.30	$(0.05)	$0.25

	Nine Months Ended December 31, 2005
	As Proviously		As
	Reported	Adjustments	Restated
Net income, as restated (1)	$17,207	$5,973	$23,180

Add: Share-based compensation expense included in restated net income, net of related tax effects	-	2,231	2,231
Deduct: Share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	(7,357)	(7,357)
Pro forma net income	$17,207	$847	$18,054

Net income per share, as reported:
Basic	$0.70	$0.24	$0.94
Diluted	$0.63	$0.26	$0.89

Pro-Forma net income per share:
Basic	$0.70	$0.03	$0.73
Diluted	$0.63	$0.06	$0.69

(1) See Note 2—Restatement of Condensed Consolidated Financial Statements and Change in Accounting Policy.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table sets forth the weighted-average fair value of options granted in the periods ended December 31, 2005 and 2006, respectively:
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Weighted-average fair value of options granted	$10.99	$15.07	$11.48	$10.37
Risk-free interest rate	4.4%	5.0%	4.2%	5.0%
Expected volatility	79%	75%	84%	75%
Expected life (in years)	3.9	5.0	3.9	5.0
Expected dividend	0%	0%	0%	[0] %

We estimate the volatility of our common stock by generally using our historical five year volatility blended with an implied volatility rate. Management determined that a blended volatility was more reflective of our market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to April 1, 2006, we based the volatility assumption solely on our historical volatility for pro forma disclosure purposes. We will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

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

Restricted Stock Units (“RSUs”)

During the quarter ended December 31, 2006, we granted RSUs under the 2004 Stock Incentive Plan. A summary of RSU activity during 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at March 31, 2006	-	$-
RSUs granted	368,000	15.07
Outstanding at December 31, 2006	368,000	$15.07

At December 31, 2006, none of the RSUs outstanding were vested.

The weighted average grant date fair value was determined based on the closing market price of our common stock on the date of the award. The grant date fair value of RSU awards is recognized, as compensation cost, on a straight-line basis over the four year vesting period. The total unamortized share-based compensation expense related to unvested RSUs at December 31, 2006 was $4.4 million. The aggregate intrinsic value of outstanding RSUs at December 31, 2006 was $6.0 million, using the closing price of $16.30 per share as of December 29, 2006.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Note 9 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	As Restated		As Restated
Net income (loss)	$10,695	$(240)	$23,180	$7,067
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(29)	182	(622)	55
Comprehensive income (loss)	$10,666	$(58)	$22,558	$7,122

Note 10 - Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	As Restated		As Restated

Net income (loss)	$10,695	$(240)	$23,180	$7,067
Shares:
Weighted average shares outstanding (basic)	24,806	26,059	24,581	25,920
Effect of dilutive common stock options and
Restricted Stock Units	1,392	-	1,513	1,458
Weighted average shares outstanding (diluted)	26,198	26,059	26,094	27,378
Net income (loss) per share:
Basic	$0.43	$(0.01)	$0.94	$0.27
Diluted	$0.41	$(0.01)	$0.89	$0.26

For the quarters ended December 31, 2005 and 2006 and the nine months ended December 31, 2005 and 2006 outstanding stock options of 2.2 million, 3.1 million, 2.0 million and 3.6 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

Note 11 - Income Taxes

We account for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When we do not believe realization of a deferred tax asset is likely, we record a valuation allowance.

During the quarter and nine months ended December 31, 2005, we recorded tax benefits of approximately $2.7 million, as restated, and $16.1 million, as restated, respectively. Based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, included in the amounts above are income tax benefits relating to the reversal of valuation allowances in the quarter ended June 30, 2005 of approximately $13.7 million, as restated.

During the quarter and nine months ended December 31, 2006, we recorded income tax expense of $2.2 million and $6.6 million, respectively. We calculated our projected effective tax rate for the year ending March 31, 2007 to be 49%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, state research and development tax credits, the tax effect of share-based compensation expense resulting from the adoption of SFAS No. 123R, and a charge for in-process technology associated with our acquisition of SystemOK which is not deductible for income tax purposes. As of December 31, 2006, we had a tax valuation allowance of approximately $1.7 million against InterActual Technologies, Inc.’s net operating losses due to the limitation on the utilization of these losses under Code section 382.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

 Note 12 - Significant Customer Information and Segment Reporting

SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ requires us to report certain information about our operating segments. An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our CEO is our chief operating decision maker. For the purpose of allocating resources and assessing performance, the CEO reviews financial information allocated into our professional products segment and our consumer products segment. While certain financial information related to our consumer products segment is presented for the Roxio Division and ATG, it is difficult to draw a clear distinction between their business activities; both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our CEO does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance.

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

Our professional products segment includes advanced creation tools for DVD-Video, Blu-ray Disc and other formats, which are intended for use by high-end technically-oriented customers and professional videographers who may offer media creation services for a fee. The following tables show the revenue by product line, net revenue attributable to the two components of our consumer products segment, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Net revenue	As Restated		As Restated
Consumer	$34,899	$37,109	$98,166	$103,848
Professional audio and video	2,664	1,605	7,258	7,044
Total net revenue	$37,563	$38,714	$105,424	$110,892

Net revenues attributable to the two components of our consumer products segment were as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	As Restated		As Restated
Roxio Division	$31,079	$31,882	$84,105	$90,134
Advanced Technology Group	3,820	5,227	14,060	13,714
Total consumer products net revenue	$34,899	$37,109	$98,166	$103,848

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Operating Income (Loss) by Segment (in thousands):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
Operating income (loss)	As Restated		As Restated
Consumer	$13,075	$12,948	$25,597	$36,287
Professional audio and video	636	(1,088)	(414)	(1,255)
Unallocated operating expenses	(5,228)	(10,158)	(17,226)	(21,924)
Total operating income	$8,483	$1,702	$7,957	$13,108

Net Revenue by Geographic Location (in thousands):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2005	2006	2005	2006
	As Restated		As Restated
United States	$28,540	$30,758	$81,141	$86,539
Export
Canada	151	86	209	588
France	410	227	1,911	988
Germany	806	877	1,663	2,120
United Kingdom	1,886	1,375	3,731	2,713
Other European	1,355	1,056	3,082	3,221
Japan	3,236	2,892	10,855	10,623
Singapore	774	1,031	1,458	2,646
Taiwan	67	23	302	49
Other Pacific Rim	264	307	883	1,223
Other International	74	82	188	182
Total net revenue	$37,563	$38,714	$105,423	$110,892

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	December 31,
	2005	2006
United States	$4,358	$2,360
Canada	491	355
Japan	192	166
Other International	406	502
Total net long-lived assets	$5,447	$3,383

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Significant Customer Information:

	% of Total Net Revenues				% of Total Accounts Receivable
	Quarter Ended		Nine Months Ended
	December 31,		December 31,		December 31,
Customer	2005	2006	2005	2006	2005	2006
	As Restated		As Restated		As Restated
Dell	18%	23%	18%	23%	11%	8%
Digital River	23%	19%	16%	18%	6%	11%
Ingram	13%	6%	11%	9%	11%	8%
Navarre	19%	12%	14%	14%	14%	11%
Hewlett Packard	6%	10%	4%	9%	1%	12%

Revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements.

Revenue recognized from Ingram and Navarre is pursuant to distributor agreements.

Revenue recognized from Digital River is pursuant to a reseller agreement entered into during fiscal year 2006, resulting in a change of relationship from third party provider to reseller.

Note 13 - Acquisitions

SystemOK, AB

On November 6, 2006, we acquired all of the shares of SystemOK, a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until the resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expands on our existing consumer product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery, and backup applications.

We allocated the purchase price to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on the evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Common stock issued	$489
Cash, net of cash acquired	8,692
Estimated transaction costs	167
Total purchase price, net of cash acquired	$9,348

Current assets, net	$1,328
Core developed technology	1,500
Customer contracts	200
Acquired in process technology	3,400
Goodwill	4,497
Current liabilities, net	(623)
Deferred tax liability	(954)
Net assets acquired	$9,348

The transaction costs above of approximately $0.1 million were for professional services, including legal, tax, audit and advisory services.

Results for SystemOK have been included in our consolidated results beginning on November 6, 2006.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with the SystemOK acquisition, we identified one research and development project involving the creation of the next generation version of their primary software product for which technological feasibility had not been established and no alternative future uses existed. The value of the acquired in-process technology was estimated by using the excess-earnings method of the income approach based on a discounted cash flow rate of 19%. This project was approximately 85% complete at the time of acquisition, and we anticipated that this project would have been completed and begun generating revenue by the end of fiscal year 2008. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our consolidated statements of operations for the three and nine month periods ended December 31, 2006.

Roxio CSD

As part of the acquisition of the Roxio CSD in December 2004, we assumed certain restructuring liabilities that consist primarily of lease obligations for certain facilities previously exited by the Roxio CSD. A roll-forward of these restructuring liabilities was comprised as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(3,154)
Adjustments	956
Balance at December 31, 2006	$16

Note 14 - Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company's financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. We previously have presented and currently present such taxes on a net basis. Therefore, the adoption of EITF 06-03 will not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for us as of the beginning of fiscal year 2008. The differences, if any, between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of accumulated deficit. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We will adopt SFAS No. 157 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 157 will have on our financial position or results of operations.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141(R) in fiscal year 2010 and are currently evaluating what impact, if any, SFAS No. 141(R) will have on our financial position or results of operations.

Note 15 - Subsequent Events

Continued Nasdaq Listing

Because we were not able to timely file our Form 10-Qs for our fiscal quarters ended December 31, 2006, June 30, 2007 and September 30, 2007, did not timely file our Form 10-K for the our fiscal year ended March 31, 2007, and did not timely solicit proxies and hold our annual meeting for our 2006 fiscal year, we have received Nasdaq Staff Determination notices regarding our noncompliance with applicable Nasdaq Marketplace Rules. The notices, which we expected and which were issued in accordance with standard Nasdaq procedures, informed us that our common stock was subject to delisting from the Nasdaq Global Select Market if we did not regain compliance. As we have previously announced, our filings and the holding of our fiscal year 2006 annual meeting were delayed due to our voluntary review of our historical and current stock option grant practices and related accounting.

On March 22, 2007, we attended a hearing with the Nasdaq Listing Qualifications Panel (the “Panel”), at which we sought an exception to the applicable Marketplace Rules requirements. Thereafter, on April 23, 2007, the Panel granted us an initial extension to regain compliance with Nasdaq’s listing requirements, on June 20, 2007, the Panel granted us an additional extension, on July 23, 2007 the Nasdaq Listing and Hearing Review Council (the “Listing Council”) notified us that it had determined to call for review the June 20, 2007 Panel decision, and, in a decision dated October 26, 2007, the Listing Counsel granted us a further exception to demonstrate compliance with all of the Global Select Market continued listing requirements until December 26, 2007. On December 12, 2007, we received a letter from the Board of Directors of The Nasdaq Stock Market LLC (the “Board”) notifying us that it was calling for review the decision of the Listing Council decision and granting us additional time to meet the applicable listing requirements, and on January 8, 2008, we received a letter informing us that it was allowing us until March 10, 2008, to file all delinquent periodic reports necessary to regain compliance. If we fail to meet this deadline and the Board does not allow us additional time, our shares would be subject to delisting from The Nasdaq Global Select Market.

Union Bank Credit Facility Amendment

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant of the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our options review (see the FY07 Form 10-K, which we are filing concurrently with this Quarterly Report).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Subsequent to December 31, 2006 we did not file quarterly and annual financial statements in a timely manner as required under the Amended Credit Facility. Additionally, based on preliminary financial results, we determined that we were unlikely to meet the quarterly net profit covenant for the quarter ended June 30, 2007 and the required leverage ratio as of June 30, 2007. As a result of these issues, we entered into the Second Amendment. The Second Amendment extended the maturity date of the Amended Credit Facility to March 31, 2008, provided waivers for violations of the reporting covenants and anticipated June 30, 2007 financial covenant violations, modified financial covenants and further restricted payment of dividends and distributions. The Second Amendment did not waive the potential quarterly net profit covenant violations for the quarters ended December 31, 2006 and March 31, 2007 as such violations were not known at the time.

As of December 31, 2006, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility.

Richmond Hill Office Closure

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our office in Richmond Hill, Canada. We expect to incur substantial severance and other one-time restructuring charges in connection with this closing. We expect a reduction in headcount of approximately 84 employees due to the Richmond Hill office closure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below in this Item 2 has been amended to reflect adjustments resulting from our voluntary review of our historical stock option grant practices and related accounting, the retrospective application of accounting change and other adjustments as described in the Explanatory Note Regarding Restatement and Change in Accounting Policy at the beginning of this Quarterly Report on page 4 and in Note 2 of Notes to condensed consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual and Quarterly Reports. All dollar amounts are presented in thousands unless otherwise noted.

Certain Factors that Make Future Results Difficult to Predict; Certain Items to Remember When Reading Our Financial Statements

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions, product enhancements by us and by our competitors, and the finalization of the terms and deliveries under our larger software license agreements. Our results also depend on the volume and timing of our professional customer orders and on shipments of our original equipment manufacturer (“OEM”) partners, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or at the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors,” in Item 1A below, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

Our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts. As a result, operating results can be negatively affected if OEM partner shipments do not meet our forecast, if professional revenue generated in the last few weeks of a quarter or year do not meet our forecast, or if large license agreements are not finalized when forecasted.

Restatement and Change in Accounting Policy

In this Quarterly Report for the three and nine month periods ended December 31, 2006, we have restated our condensed consolidated balance sheets as of March 31, 2006, June 30, 2006 and September 30, 2006, condensed consolidated statements of operations for the three and the nine month periods ended December 31, 2005 and the three month periods ended June 30, 2006 and September 30, 2006, condensed consolidated statements of cash flows for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements. This Quarterly Report also includes an MD&A section, which discusses our restated results and supersedes the MD&A section previously presented in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as it relates to the three and nine month periods ended December 31, 2005 and the nine month period ended December 31, 2006 (as it pertains to the first and second quarters of fiscal year 2007).

These restatements reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments.

Effective October 1, 2006, we changed our method of recognizing OEM royalty revenue. We retrospectively applied this change in accounting policy to the fiscal year ended March 31, 2006, and the fiscal quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

We will file the FY07 Form 10-K concurrently with this Quarterly Report. In the FY07 Form 10-K, we are restating our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. The FY07 Form 10-K also includes an MD&A section, which discusses our restated results and supersedes the MD&A section in our annual report on Form 10-K for fiscal 2006 as it relates to our 2005 and 2006 fiscal years.

Stock Options Accounting

On February 1, 2007, we announced that we had commenced a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by the audit committee (the “Audit Committee”) of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants.

The Audit Committee and its advisors conducted an extensive review of our historical stock option grant practices and related accounting, including an assessment and review of our options granting policies and procedures, internal records, supporting documentation and e-mail communications, as well as interviews of Company personnel. The review focused on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through the present (the “Review Period”).

The review included all stock options granted during the Review Period, as well as certain already-outstanding options that were repriced at the commencement of the Review Period. In all, the review covered a total of approximately 2,300 stock option grants encompassing approximately 14 million shares of common stock under a total of seven stock option plans, and representing option grants to our directors, founders, officers and other employees (and including, among others, grants to newly-hired employees, individual or group performance awards, grants awarded in connection with acquisitions, and a limited number of grants to contractors).

During the course of the review, legal counsel to the Audit Committee, with the assistance of outside consultants, collected, processed and analyzed physical and electronic Company documents and records, including hard copy files, networked electronic documents and the computer hard drives of Company personnel who were involved in the administration of our stock option programs. Counsel to the Audit Committee was further assisted by an independent consulting firm engaged to assist in the collection, processing and analysis of options-related documentation. In all, approximately 665,000 electronic documents were collected and processed, and approximately 215,000 electronic documents and 35,000 pages of paper documents were reviewed. In addition, counsel conducted interviews of various Company personnel.

Supplementing the activities performed by and on behalf of the Audit Committee, our management engaged in a detailed process of compiling, analyzing and assessing the information available to it relating to our granting of stock options and administration of stock option plans during the Review Period. Information reviewed included, without limitation, documentation related to acquisitions and other transactions completed by us, public filings (by us and by individual grant recipients), board minutes and written consents, spreadsheets and databases used to memorialize and maintain option-related information, email communications and other transmittals of information to and from outside accountants, payroll information, standard forms used to record decisions regarding hiring and termination of employees and related salary and option grant decisions known as Employee Action Forms (“EAFs”), grant notices, offer letters, option statements, tax records, personnel files and other information.

With assistance from the independent consulting firm and input from the Audit Committee and its advisors, as well as based upon discussions with our independent auditors, our management created and maintained an extensive group of spreadsheets showing all options-related issuances, exercises and related data.

Based on the results of the review, we have concluded that a substantial number of stock options granted during the Review Period were not correctly accounted for in accordance with accounting principles generally accepted in the United States applicable at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional share-based compensation expense relating to past stock option grants in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004) “Share-Based Payment” and Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related payroll taxes, penalties, and other related amounts, to record additional share-based compensation expense associated with options granted to consultants and to record additional adjustments that were previously considered to be immaterial.

The review also identified less frequent errors in other categories including: grants to non-employees for which an incorrect amount of share-based compensation expense had been recognized, grants cancelled after the expiration date, and exercises occurring before vesting and after expiration. These errors were also addressed and reflected in the restatement of our historical financial statements.

Audit Committee Conclusions

Lack of Contemporaneous Grant Documentation; Focus on Quarterly Financial Reporting

For a large portion of options issued by us, particularly prior to September 23, 2005 (other than with respect to certain categories of options such as founder grants, director grants, grants issued associated with acquisitions, or grants issued as part of certain programs), there is little or no contemporaneous grant-specific documentation that satisfies the requirements for “measurement dates” under APB No. 25 and that would allow us to maintain the original grant date used for accounting purposes (the “Record Date”). Much of the transaction-specific documentation that was available in our records was unhelpful in establishing the date on which all required APB No. 25 elements were satisfied. For example, option grant agreements were typically dated “as of” with no separate date for the signature of a Company officer, and Company personnel indicated that these agreements were typically generated as part of the end-of-quarter reporting cycle, notwithstanding the Record Date appearing on the documents themselves.

Stock options were considered to be a routine part of employee compensation at the Company and, given this and the informal nature of our processes in general, it appears that insufficient attention was devoted to ensuring that grant documentation was prepared or finalized by the Record Date. Instead, while individual grants were identified and/or committed to on an ongoing basis, grant documentation was typically assembled and finalized in anticipation of quarterly SEC filings.

Our former Chief Executive Officer (“CEO”), to whom authority to make grants to employees other than executive officers had been delegated until September 23, 2005, indicated that he and others involved in the option granting process focused on the quarterly financial reporting cycle as the primary driver of decisions and completion of associated documentation regarding the granting of options. These decisions were recorded in spreadsheets which were then used to generate option tables for financial statement footnotes as well as diluted share counts for our financial statements. These spreadsheets (the “Periodic Spreadsheets”) were sent to an outside accounting firm to perform the necessary calculations as we prepared our quarterly and annual filings and remained subject to change until the point of transmittal.

In early 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes. Thereafter, at a meeting of our board of directors held on September 23, 2005, the board adopted a resolution creating an employee options subcommittee of the compensation committee comprised of our CEO and Chief Financial Officer (“CFO”). The purpose of the employee options subcommittee was to serve as administrator for our various option plans (except for option awards to executive officers and to members of our board of directors, which awards are subject to approval by the board of directors); report to the board and to the compensation committee of the board at each regular quarterly meeting concerning grants made by the employee options subcommittee during the prior quarter; and to propose suggested changes to our various option plans, as necessary and appropriate. In early 2006, we transitioned recordkeeping with respect to our employee equity awards to an external service, E*Trade. Although grants issued after September 23, 2005 did involve better contemporaneous documentation of grant decisions, the Audit Committee determined that there were still some specific grants where the documentation was incomplete for financial reporting purposes.

No Self Dealing or Favoritism

The Audit Committee did not find evidence that the officers or directors with responsibility for administration of our stock option programs had taken steps to provide themselves with options at better prices than those granted to other employees.

Our founders and directors typically received grants at preset times, normally at the meeting of our board of directors that immediately follows each annual shareholders meeting. Because the shareholders meetings and the board meeting immediately following the shareholders meeting were well documented, these grants were generally not determined to have Record Dates that required adjustment. In one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Additionally, the Audit Committee identified two instances where written consents were used and the Company deemed the measurement date to be the date of the last signature. In both instances the change in measurement date was one day. Because the dates of the annual shareholders meetings and the board meetings scheduled to occur immediately following the annual shareholders meetings had been set well in advance (typically 60 to 90 days in advance), the Audit Committee found no evidence that knowledge of likely share price movements had been involved in selecting these dates in anticipation of the granting of options on these dates. Under this arrangement, our former CEO, who was empowered to issue grants to non-founder employees until September 23, 2005, received grants at preset times and was not in a position to benefit from the grants he made from time to time to our other employees.

Additionally, our more senior employees, including those involved in the administration of our option programs, generally received grants issued by our former CEO at the same times and by the same mechanisms as our less senior employees and officers. Our Audit Committee determined that stock option grant practices during the Review Period were applied uniformly by those of our management personnel who were directly and indirectly involved in the administration of our stock option programs, and that these processes were not used to selectively benefit any one group or individual within the Company.

No Intent to Deceive

After reviewing the available documentary evidence and information gathered through interviews of Company personnel, the Audit Committee concluded that the conduct of those who administered our options plans was not intentionally or knowingly wrongful. Specifically, the Audit Committee did not find any evidence that officers, employees, or directors of the Company had any knowledge that their handling of option grants violated stock option accounting rules during the Review Period. To the extent Sonic personnel authorized grants using incorrect or unreliable dates, the Audit Committee found no evidence of an intent to purposefully circumvent stock option accounting rules or to otherwise inaccurately report the financial results of the Company during the Review Period. Moreover, the Audit Committee found no indication of intent by those with responsibility for selecting grant dates to benefit personally at the expense of the Company. No Company personnel stated that they observed management back-date grants or commit other misconduct. Moreover, there were no documents indicating an intent to violate known accounting rules, or indicating any knowledge of misconduct in that regard.

The Audit Committee received full support and cooperation from our management and employees during the course of the options review.

Additionally, the Audit Committee found that our personnel did not act with an intent to mislead auditors. While the Audit Committee noted instances in which personnel actively discussed how to correct mistakes related to the documentation and related accounting treatment, and when to inform auditors of those mistakes, it determined that such personnel took no actions designed to conceal information from our auditors.

Restatement Methodologies

In light of the review and in accordance with APB No. 25, other applicable literature (including, for the period commencing on April 1, 2006, SFAS No. 123R), and the guidance published by Conrad Hewitt, Chief Accountant, SEC, in a September 19, 2006 letter (the “SEC Letter”), we considered and applied the methodologies described below to determine the appropriate measurement dates for our historical stock option grants.

Applicable Standards

In determining corrected measurement dates for our historical option grants, we followed the requirements of APB No. 25, which deems the measurement date for an option grant to be the first date on which all of the following are known: (a) the identity of the individual employee who is entitled to receive the option grant; (b) the number of options that the individual employee is entitled to receive; and (c) the option’s exercise price. Under APB No. 25, the measurement date cannot be earlier than the date on which the grant is approved. In each instance where we determined that we cannot rely on the Record Date previously associated with an option, we considered alternate measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation or credible circumstantial information, when each of the elements associated with the determination of a measurement date for the option grant had been satisfied under applicable accounting principles. In making such determinations, we considered, among other things, the guidance in the SEC Letter, which provides that, where a company lacks definitive and complete documentation, it “must use all available relevant information” to form a reasonable conclusion with respect to, among other things, the appropriate dating for the option grant.

Information Types Considered

We analyzed all available information for each option grant. In considering this information relating to each option grant, we reached the following general conclusions:

•
Board Minutes. For certain grants (primarily grants to board members and founders), board minutes (typically from board meetings held immediately after annual shareholder meetings) were considered to be definitive, reasonable and appropriate evidence of the best measurement dates for the grants in question.

•
Board Consents. Although not widely used, unanimous written consents of the board were similarly considered to be definitive, reasonable and appropriate evidence of the best measurement dates for grants described in such consents, subject to analysis of the date on which all board members had signed the consent.

•
Acquisition Dates. We evaluated the extrinsic information associated with certain company acquisitions and, except as described in Acquisition-Related Grants below, generally were able to conclude that the original Record Dates were reasonably supportable as the appropriate measurement dates for the options granted in connection with such transactions.

•
Individual Public Filings. Forms 3, 4 and/or 5 filed by grant recipients were considered to represent reasonable evidence of the existence of the underlying grants and to be a basis for establishing appropriate measurement dates. To the extent that the applicable Form was filed within two days of the Record Date described in the Form, we concluded that it is reasonable to consider this Record Date to be the appropriate measurement date. If, on the other hand, the Form was filed more than two days after the specified Record Date, we concluded that the filing date is an appropriate measurement date (absent information supporting an earlier date), but that the Record Date referenced in the Form is not, without additional reliable support, usable as the measurement date.

•
Employee Offer Letters. Based upon the specific facts and circumstances described in Hiring Grants below, we determined that certain of our offer letters triggered variable accounting treatment for a substantial portion of options issued to new employees during the Review Period.

•
Date of Hire. The hiring date (first day of work) was not, in itself, considered to be a valid measurement date, as there is no indication that our closing stock price on such dates was considered or memorialized in any way for stock grant purposes. However, as noted above with respect to employee offer letters, we determined that the date of hire may constitute the appropriate date for commencing variable accounting treatment for new hire grants, as described in more detail in Hiring Grants below.

•
Employee Action Forms. Our EAFs do not provide sufficient evidence to establish appropriate measurement dates. While EAFs sometimes refer to a number of shares to be granted, they typically do not contain exercise price information, and they contemplate that future actions will be necessary to finalize the granting process. Further, although in some instances our former CEO (who had full authority to grant options to non-executive officer employees prior to September 23, 2005) signed EAFs, he did not typically date his signature and EAFs, in contrast to offer letters, were not usually provided to, or countersigned by, grant recipients. In addition, it appears that we did not follow a consistent policy, practice or pattern with regard to our use and execution of EAFs in connection with the option granting process. Accordingly, even though in some instances it is possible to reasonably conclude that an EAF was approved or otherwise recognized by a particular date - for example, sometimes EAFs were date-stamped when submitted to our payroll department or to our external payroll service, Automatic Data Processing, Inc., for processing - it does not necessarily follow that this approval constituted the final act in granting underlying stock options. Based on the totality of the facts and circumstances, we concluded that, in the absence of additional extrinsic information, EAFs do not constitute a reasonable basis for establishing measurement dates.

•
Vesting Base Dates. Stock options that were granted would be assigned a “base date” which would be used to calculate time options were held for purposes of calculating vesting. Stock option vesting base dates did not generally coincide with grant dates (vesting often would be designated to commence prior to the option grant reflected in our records, and would often correspond with other events or milestones such as the date of a performance review or the first date of employment at Sonic), and based on all available information, we concluded that vesting base dates should not be considered to establish appropriate measurement dates for APB No. 25 purposes.

•
Signed Grant Notices. A signed and dated grant notice (which would contain the date of grant, number of shares, recipient identity and exercise price) would, absent contrary information, be considered to represent definitive evidence of a measurement date for the applicable grant. To the extent any such grant notices were available, they were, absent evidence to the contrary, used in determining the proper measurement dates for the grants in question. As a general matter, though, until we changed our processes in September 23, 2005, we did not issue or retain signed/dated grant notices.

•
Periodic Spreadsheets. We concluded that option grant measurement dates can often reasonably be established by the dates on which extrinsic evidence demonstrates the existence of a Periodic Spreadsheet in final form. For example, in each applicable period through September 23, 2005, our practice was to send final Periodic Spreadsheets to an outside accounting firm used by us to assist in the calculation of compensation expense, diluted outstanding shares, and other matters relating to our SEC filings. In some cases, we were able to find evidence of the dates on which we sent final Periodic Spreadsheets to the outside accounting firm; in other cases, we located evidence showing the dates on which final Periodic Spreadsheets were sent back to us by the outside accounting firm. Absent additional evidence suggesting a different measurement date should be used, we used the date of transmission of these spreadsheets to or from our outside auditors as evidence of a measurement date.

•
Company Public Filings. In instances where no earlier reliable information exists, we concluded that the required granting actions would have occurred with finality no later than the dates on which we filed our quarterly and annual reports. By this time, the Periodic Spreadsheet would need to have been finalized and provided to (and received back from) the outside accounting firm, so that applicable share-based compensation and earnings per diluted share disclosures, including options granted during the period in question, could be calculated and included in our filings. Accordingly, in the absence of other reliable information, we considered these dates, in some instances, to be the earliest dates that would qualify as measurement dates for purposes of APB No. 25.

Methodology by Grant and Grant Category

The following analysis sets forth the methodologies applied to certain grants and grant categories. In addition to these general methodological approaches, where we had specific information regarding particular grants, we communicated with our independent auditors and our advisers, and reached consensus on the appropriate approach to accounting for such grants, consistent with the criteria of APB No. 25, related accounting literature, and the guidance of the SEC Letter.

Founder and Director Grants

The vast majority of grants to founders and directors were issued to coincide with our annual shareholder meeting. Grants of this type were typically authorized at our board meetings held immediately after our annual shareholder meetings, reflected in board minutes, and issued on the same date. We concluded that we have sufficient contemporaneous, extrinsic and reliable information to support and substantiate most of our founder and director Record Dates as appropriate measurement dates for purposes of APB No. 25 and other applicable literature. One exception to this general conclusion is that, in the single instance where we implemented the founders and directors grants agreed-upon at a board meeting by means of a subsequently-executed unanimous written consent, we concluded that the appropriate measurement date is the date of the final signature on the consent, rather than the original Record Date (which was the date of the meeting). In addition, a unanimous written consent was used to grant initial options to one of our directors when he was first elected to the board, and we concluded that the appropriate measurement date for that grant is the date that the final signature was added to the consent. Further, in one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Finally, our conclusions regarding certain salary reduction grants are described in Salary Reduction Grants below.

Non-Founder Section 16 Officer Grants

Prior to September 23, 2005, our CEO would typically make grants to our non-founder executive officer(s) who are considered “executive officers” for purposes of Section 16 under the Exchange Act in the same manner as he would for non-executive employees of the Company. Pursuant to the delegation to him under our various option plans, the CEO generally did not have express authority to grant options to Section 16 officers, as this power was reserved for the board. Nevertheless, these grants were made in a consistent fashion and it is apparent that our board was aware of these option grants and did not disapprove of them. Furthermore, we have disclosed these grants in filed proxy statements, periodic reports and other public documents, and the parties to these grants (both the Company and the Section 16 officer recipient) have consistently honored the terms of the grants over a large number of years.

We concluded that, based on the facts and circumstances, the most appropriate and reasonable approach to these grants is to apply all APB No. 25 criteria in the same manner as such criteria are being applied to grants to our non-management employees (see discussion Other Employee Grants below) - that is, to recognize and acknowledge the existence of these grants, but to change measurement dates where there is insufficient information to reasonably conclude that the original Record Date satisfies the requirements of APB No. 25.

Since September 23, 2005, it has been our policy that all grants to our non-founder executive officers be made by the board, and be memorialized by contemporaneous documentation. As a practical matter, no such grants were issued after September 23, 2005.

Other Employee Grants

Under each of our various options plans, our CEO was delegated the authority to make grants to employees other than executive officers. As described above, except in particular circumstances (for example, grants made in the context of acquisitions and certain grants made after September 23, 2005), the Company employed a quarterly-focused grant process for non-founder employees and generally lack contemporaneous grant documentation sufficient to support the Record Dates for these option grants. Accordingly, we analyzed all available relevant information for each stock option grant in an attempt to determine the earliest point in time at which the evidence reasonably shows that all requisites for the establishment of a measurement date under APB No. 25 were satisfied. Except in specific circumstances (see Hiring Grants, Salary Reduction Grants, Acquisition-Related Grants and Other, below), or where we were able to locate contemporaneous grant documentation, this approach generally has resulted in our determining that the most appropriate measurement dates occur some time after the original Record Date in our records, often the date on which final Periodic Spreadsheets were sent to or received from the outside accounting firm we used for financial statement calculations, or the date on which we filed our quarterly or annual reports with respect to the grant(s) in question. Given the generally upward trend of our stock price during a substantial portion of the Review Period, moving to these “end of quarter” measurement dates generally results in a larger compensation charge and restatement amount.

As noted above, on September 23, 2005, our board created an employee options subcommittee to make grants under our option plans to recipients other than executive officers and to board members. This subcommittee reported on its activities to the board and compensation committee at each regularly-scheduled board meeting.

Hiring Grants

We concluded that variable accounting is the most appropriate restatement methodology for initial grants to newly-hired employees made after December 15, 1998 and prior to the adoption of new procedures in September 23, 2005, other than in connection with acquisitions. This conclusion is based upon the Financial Accounting Standards Board’s (“FASB’s”) Interpretation No. (“FIN”) 44 (March 2000), “Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25,” which provides that “if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised.”

In reaching this conclusion, we considered the following facts and circumstances: (a) offer letters sent to new employees during this period were signed by our CEO, the same person who had full authority to make grants to such employees, (b) while the offer letters inform the new employees that an option grant will be made “shortly after” the commencement of employment, our actual practice - as reflected in our own grant records and documentation - was to make these initial grants over a significant period of time, up to several months after the start of employment, and (c) the offer letters, once signed by the employee, arguably constitute a legally binding commitment by us to issue option shares in the stated amount, as the grant obligation is not subject to any contingencies such as board approval. Under these facts and circumstances, we concluded that the most appropriate approach under APB No. 25 and FIN 44 is to treat the offer letters as constituting a grant at the initial hire date, with a subsequent repricing on a later date (whether the Record Date or an alternate measurement date determined as a result of the review).

Even though in a number of instances our share price at the subsequent measurement date was higher than the price on the initial hire date, due to the fact that the price declined in other instances, we concluded that it is appropriate to apply variable accounting to this entire category of hiring grants, with the initial option grant date and vesting base date being deemed to have occurred on the hire date in all cases. Further, although we were not been able to locate signed copies of all offer letters associated with initial hire grants, because our practice was to utilize substantially similar letters signed by the former CEO for all new hires, we concluded that it is appropriate to apply variable accounting to these grants as well, based on the analysis described above.

Salary Reduction Grants

In March of 1998 and July of 2001, we offered salary reduction programs to certain of our senior employees. The programs allowed these employees to reduce their compensation and for each dollar of reduced pay, the employee was entitled to an option to purchase one share of our common stock. For example, if an employee reduced his or her pay by $25,000, the employee was entitled to options to purchase 25,000 shares of our common stock. We never created any formal plans to document these programs, and formal board approval was not obtained, although a notation describing the 1998 salary reduction program was included in supporting materials provided to directors at the board meeting immediately prior to the reduction.

The 2001 salary reduction program was for one year, beginning July 1, 2001 and ending June 30, 2002. Payroll was paid semi-monthly, five days after the end of the payment period (that is, for mid-month payrolls, payment would be on the 20th; for month-end payrolls, payment would be on the 5th of the following month). The options under this program were issued and dated July 12, 2001, which was the payroll processing date for the semi-monthly pay period beginning on July 1, 2001. We concluded that this date is the appropriate measurement date.

The 1998 salary reduction program was also for one year, beginning May 1, 1998 and ending April 30, 1999. The options under this program were dated and issued March 3, 1998. As noted above, this salary reduction program was discussed at the March 3, 1998 board meeting, based on a package of supporting materials attached to the March 3, 1998 board minutes. Consistent with our approach to the 2001 salary reduction program, however, we concluded that the appropriate measurement date for these options should be May 12, 1998, the payroll processing date for the first payment period during the program period, since in theory a potential participant may have decided in the interim not to take part.

Acquisition-Related Grants

During the Review Period, we completed certain corporate acquisitions and, in connection with these transactions, issued certain option grants. Generally, these grants were described in offer letters signed by our then-CEO in which acquired employees were informed that they would receive the options at the time of closing of the relevant acquisition. These transactions include:

•
Daikin. At a January 24, 2001 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of Daikin Industries, Ltd. The transaction closed on February 27, 2001 and was announced on February 28, 2001. As part of the acquisition, key members of Daikin joined the Company and were issued options dated February 27, 2001, the date of acquisition, at the closing price of our stock on that date.

•
Veritas. At a November 1, 2002 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of the Desktop and Mobile Division of VERITAS Software Corporation. On November 13, 2002, we entered into the asset purchase agreement, and the transaction closed and was announced on December 18, 2002. At the time of the acquisition, we issued options to employees who joined the Company through this acquisition. These options were issue on December 18, 2002 and the exercise price was the closing price on that date.

•
InterActual. At a December 2, 2003 meeting, our board unanimously resolved to acquire InterActual Technologies, Inc., by way of merger. We entered into the definitive agreement on January 31, 2004, the transaction closed on February 13, 2004, and was announced on February 19, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company as a result of this transaction. These options were dated February 13, 2004 and the exercise price was the closing price on that date.

•
Ravisent. On May 29, 2002, we announced that we had entered into an agreement under which Axeda exclusively licensed its Ravisent software to us under terms that were essentially equivalent to ownership and, in connection with this transaction, we hired a number of Ravisent (Axeda) employees. Board minutes were not available but board materials dated May 28, 2002 indicate that the transaction closed Friday, May 24, 2002. Grants were issued on two different dates. One group of grants to 10 individuals was issued on May 28, 2002, with an exercise price equal to the closing stock price on that date. The other group of grants to 11 individuals was dated January 2, 2003, with an exercise price equal to our closing price on that date. For contractual reasons, Ravisent (Axeda) employees from the Pennsylvania office could not receive shares until January 2, 2003, their date of hire by us - accordingly, their options were issued on January 2, 2003, with the exercise price equal to our closing price on that date. Based on the contractual terms, the hiring dates of these Pennsylvania employees, and the language in their offer letters, we concluded that we had reasonable evidence to support the Record Date of January 2, 2003 as the measurement date for accounting purposes.

•
Roxio (U.S. Grants). On December 17, 2004, we entered into an amended and restated asset purchase agreement and acquired Roxio’s consumer software division. We announced this acquisition on December 20, 2004 and filed a Form 8-K on December 23, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company through this acquisition. In particular, we issued options to Roxio employees located in the United States on December 17, 2004, the closing date, and the exercise price was the closing price on that date.

•
Roxio (Foreign Grants). Because no appropriate foreign option plan was in place at the time that the Roxio transaction closed, we were unable to issue options to Roxio employees located outside of the United States at the time of closing of the transaction. Thereafter, at a meeting on March 15, 2005, our board adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) and, according to our stock options records, options were issued to the non-U.S. Roxio employees on April 6, 2005, with the exercise price equal to the closing price on that date. Because the offer letters for these employees stated that the grants would be made at the time the acquisition closed, we concluded that variable accounting is the most appropriate restatement methodology for these options.

With the exception of the Roxio foreign grants, which are described above, we determined that we have sufficient reliable evidence to reasonably support and maintain the original Record Dates as the appropriate measurement dates for purposes of APB No. 25 for our acquisition-related grants.

Other

In a number of isolated cases, we identified accounting errors that we corrected in accordance with APB No. 25 and other applicable accounting literature, including miscellaneous situations involving acceleration of vesting, extensions of exercise periods for vested options, grants to consultants that were erroneously accounted for as if they had been made to employees, repricing previously issued grants, missed grants, and other “one-off” situations

Remedial Steps

As noted above, in early 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes and transitioned administration of our employee equity awards to an external service, E*Trade. We have adopted policies relating to granting employees restricted stock units (“RSUs”), which do not raise certain of the measurement date issues that exist for stock options, and in November 2006 made a grant of RSUs to employees as the general form of deferred equity compensation to these employees.

As a result of the options review, the Audit Committee additionally recommended, and our board of directors has adopted, certain other policies and procedures and actions with regard to stock option grants, including the following:

•
The board has revoked all prior delegations of authority for granting equity awards, including its September 23, 2005 delegation to the employee options subcommittee, which was comprised of our CEO and CFO.

•
All equity awards will be made by the Compensation Committee or the full board of directors at scheduled meetings (either live or telephonic). Both the Compensation Committee and the board of directors will continue to avoid, whenever practicable, using unanimous written consents in lieu of live or telephonic meetings. To the extent unanimous written consents are used, each signature will be paired with a “dated” line, which will only be dated with the date the signatory actually signs the document. Email or electronic signatures will be used when possible to facilitate accurate documentation.

•
Annual review grants to both non-Section 16 officers and Section 16 officers, and directors’ and founders’ grants, will occur once a year at a standard time (for example, at the Board meeting following the annual shareholders meeting). An exception process will be developed to deal with special needs and circumstances.

•
New hire and merit grants to non-Section 16 officers will occur at regular, predetermined intervals throughout the year. An exception process will be developed to deal with special needs and circumstances.

•
The Compensation Committee or the full board will receive, in advance of the relevant meeting, a written proposal of grants to be issued. The proposal will include all recipient names and positions, the number of shares proposed, the relevant plan, the vesting date and period, and a brief description of the business justification of the proposed award.

•	A finance department person will be made available to provide support and assistance to the Compensation Committee and the full board regarding equity grants.

•	The minutes for each applicable Compensation Committee or the full board meeting will document each decision relating to equity awards during the meeting in which decisions are made.

•
The Compensation Committee or the full board will designate management personnel to have primary responsibility, under the ultimate responsibility of the Compensation Committee and the board, to monitor our options processes to ensure that the processes contained in our incentive plans and the Compensation Committee’s charter are fully carried out with respect to each equity award. Management personnel will maintain, for a reasonable time, appropriate records of all equity awards proposed to the Compensation Committee or full board, whether approved or not.

•
To the extent not already in place, procedures will be established to ensure that our finance and accounting departments are timely advised of all equity grants and their terms, and to consider the accounting implications of each. In addition, to the extent not already in place, procedures will be established to ensure the adequate involvement of our human resources, finance and accounting departments in all employment arrangements that may have accounting implications.

•
Once approved, grants will not be modified except as expressly approved by the Compensation Committee or the full board. Approved awards will be promptly entered into our financial records and equity award database.

•	Our management has been directed to ensure that a training program is developed and implemented concerning:

•	the procedures and controls concerning equity grants; and

•	related accounting and legal implications.

Employees with responsibility for equity grants will be required to participate in the training program. This training will also be incorporated into the new hire orientation program for people assuming similar roles. In addition, each member of senior management and the board will be directed to attend a Sonic-sponsored training program (including the services of outside experts as appropriate) concerning corporate governance and including discussions of public company accounting.

•	Management has been directed to conduct regular reviews of equity grant records and processes, and to ensure that our processes are properly documented.

•
On a quarterly basis, management has been directed to confirm to the Audit Committee that equity grants made during the quarter comply with our internal procedures, proper accounting principles, and SEC disclosure requirements. The Audit Committee has been directed to discuss with our external auditors, on a regular basis, the external auditors’ review of our equity awards and their compliance with our internal procedures, proper accounting principles, and SEC disclosure requirements.

•	Our CEO and CFO will report regularly at board meetings regarding the implementation of the measures described above.

As noted above, the measurement dates of options issued to members of our board of directors (“Director Options”) were generally not changed as a result of the review. In a few cases, though, measurement dates have been revised to dates on which our closing stock price was higher than on the original Record Date. In order to avoid any question surrounding the treatment of such options, all of the members of our board of directors, including the board’s chairman (formerly the Company’s CEO), voluntarily agreed: (a) for unexercised Director Options with adjusted measurement dates, to re-price such options so that the new exercise price matches the price of our stock on the new measurement dates; and (b) for exercised Director Options with adjusted measurement dates, to repay to us the net difference between the initial exercise price and the price of our stock on the new measurement dates. Further, our former CFO, who was our only non-director Section 16 officer during the Review Period until September 23, 2005, also voluntarily agreed to the same re-pricing and repayment terms, in each case tied to the aggregate dollar amount of the re-pricing and repayment, respectively, agreed to by the person with the next highest dollar amount of re-pricing and repayment, who was our board chairman and former CEO. The aggregate dollar amount of the re-pricing described in this paragraph totals approximately $276,000 and the aggregate dollar amount of the repayments described in this paragraph totals approximately $106,000.

Our board of directors has taken steps to move the administration of our equity compensation plans away from management personnel and into the hands of the board and/or Compensation Committee. As noted above, our board of directors has revoked the delegation of authority to the employee options subcommittee, which was comprised of our CEO and CFO, and has implemented a variety of enhancements designed to ensure that all of our equity grants are properly made and documented. In addition, our board of directors has directed management to ensure that our CFO and/or chief accounting officer (or, if there is no chief accounting officer, controller) have significant public company accounting experience and qualify as a certified public accountant. Further, our board is considering the addition of another director with significant accounting or finance experience.

Tax Considerations

Based on measurement date changes resulting from our options review, certain grants of stock options made during the Review Period were priced below fair market value, rather than at fair market value. Consequently, certain grants intended to be classified as incentive stock options (“ISOs”), requiring pricing at no less than fair market value on the date of grant, should have been classified as nonqualified stock options (“NQs”). Additionally, certain options should have been treated as NQs since date of grant due to either plan limitations or ISO limitations. We did not withhold federal income taxes, state income taxes, FICA or Medicare on the options that were issued as ISOs that should have been treated as NQ stock options (due to their below-market grant pricing, plan limitations or ISO rules).We accrued payroll tax, penalty, and interest expenses related to NQ stock options originally classified as ISOs in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed and recognized as a reduction of expense.

 We informed the IRS of potential payroll tax liabilities resulting from changes in measurement dates for stock options. However, no formal settlement negotiations have taken place. On January 15, 2008, we were notified by the IRS of a payroll tax audit covering the calendar years 2004, 2005 and 2006.

We recorded deferred tax assets as a result of the share-based compensation expense recorded through the restatement based on unexercised and uncanceled nonqualified stock options at the end of each reporting period. The recognized tax benefit related to affected stock options granted to officers was limited, in certain instances, due to the potential non-deductibility of the related expenses under Code Section 162(m). This IRS rule limits the amount of executive compensation that may be deducted for U.S. tax purposes under certain circumstances.

Code Section 409A imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have on our employees as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The IRS has issued transition rules under Section 409A that allow for a correction or cure for some of these options subject to Section 409A. We may offer non-officer employees who hold outstanding options the opportunity to cure their affected stock options. In connection with this cure, we may make future cash bonus payments to our non-officer employees in an undetermined amount. We recorded approximately $1.7 million in operating expense for estimated employee Section 409A taxes that we have elected to cover with respect to options that were exercised during the fourth quarter of fiscal year 2007.

Stock Options Restatement

Based on the errors noted above, we have recorded adjustments to share-based compensation, including payroll taxes, Section 409A penalties and other tax expense. There was no impact on revenue or net cash provided by operating activities as a result of this additional share-based compensation and related tax expense during the restatement periods.

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years and the first six months of fiscal year 2007 (in thousands):

	Stock Option Review Adjustments
		Pre-Tax
	Pre-Tax	Payroll		Related	Net
	Share-Based	Related Tax		Income Tax	Expense
	Compensation	Expense	Total	Expense	(Benefit)
	Expense	(Benefit)	Pre-Tax	(Benefit)	After-Tax
Fiscal Year Ended	Adjustments	Adjustments	Impact	Adjustments	Adjustments
March 31, 1998 (unaudited)	$60	$-	$60	$-	$60
March 31, 1999 (unaudited)	613	6	619	-	619
March 31, 2000 (unaudited)	1,175	218	1,393	-	1,393
March 31, 2001 (unaudited)	812	642	1,454	-	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	-	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	-	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	-	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	-	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006 (1)
	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

(1)
Prior to fiscal year 2006, we maintained a valuation allowance against our deferred tax assets. In fiscal year 2006, we reversed the majority of our valuation allowance against deferred tax assets due to our assessment, made at that time, that it was more likely than not that deferred tax assets would be realized. As a result of the restatement, we recorded additional deferred tax assets with respect to the periods covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of the current year effect.

Change in Accounting Policy

Effective October 1, 2006, we elected to change our method of recognizing OEM royalty revenue. Previously, we generally recognized OEM royalty revenue in the period the OEM product shipped, provided we received the OEM royalty report before the preparation of our financial statements. We now generally recognize OEM revenue in the period we receive the OEM royalty report. We adopted the new method to improve reporting consistency across our OEM customers and reduce the length of the accounting close cycle. Comparative financial statements for fiscal year 2006 and quarterly financial information for the quarters ended June 30, 2006 and September 30, 2006 have been adjusted to apply the new method retrospectively.

Due primarily to a change in our accounting software in fiscal year 2005, retrospective application of this change in accounting policy to fiscal year 2005 and prior periods was not practicable. Therefore, we recorded the cumulative effect of the change as an adjustment to accumulated deficit at the beginning of fiscal year 2006.

The following table summarizes the effects of the retrospective application of this change in accounting policy on our condensed consolidated statements of operations for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the third quarter ended December 31, 2006, as applicable (in thousands):

	As Restated			Three Months
	Year Ended	Three Months Ended		Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$431
Decrease (increase) in costs	(14)	(207)	62	77
Tax benefit (expense)	433	(107)	219	(203)
Increase (decrease) in net income	$(649)	$161	$(328)	$305
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our consolidated balance sheets for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the current on-going charges in the third quarter ended December 31, 2006, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
		(unaudited)	(unaudited)	(unaudited)
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(4,546)
Increase in deferred tax assets	$433	$327	$545	$342
Decrease in accrued expenses	$560	$554	$620	$703
(Increase) decrease in deferred revenue (1)	$(366)	$(403)	$70	$105
Increase (decrease) in accumulated deficit	$3,534	$3,371	$3,701	$3,396

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

Other Adjustments

Revenue Adjustment

We identified that we had incorrectly recorded a sales transaction during the first quarter of 2007. This occurred from a sales agreement that we subsequently learned had additional terms that precluded us from recognizing revenue until full delivery was performed. As a result, an adjustment was made to decrease net revenues and increase deferred revenue by $0.4 million in the first quarter of fiscal year 2007. We will recognize $0.3 million of this amount as revenue during the first six months of fiscal year 2008.

Adjustments to Goodwill and Income Taxes Related to the Roxio CSD Acquisition

In December 2004, we acquired the assets of the Roxio Consumer Software Division (“Roxio CSD”), which included a Canadian subsidiary. During 2007, we filed income tax returns for the acquired Canadian subsidiary covering the period from April 1, 2004 to March 31, 2006. As a result of filing the Canadian income tax returns and a review of our original acquisition accounting, we made the following adjustments:

•
In fiscal 2005, we decreased goodwill by approximately $2.0 million and increased deferred tax assets, net of valuation allowance, to recognize deferred tax assets in the acquired Canadian subsidiary. These deferred tax assets relate to pre-acquisition net operating losses and other temporary items.

•	We recorded additional Canadian income tax expense for the fiscal years 2005 and 2006 of approximately $0.8 million and $0.3 million, respectively.

•
In fiscal year 2006, we reduced goodwill by $0.4 million and increased deferred tax assets for transactional costs incurred in connection with the Roxio CSD acquisition that are deductible for tax purposes.

The adjustments did not result in any changes to cash flows in these fiscal years.

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

		Restatement Adjustments, Net of Tax
	Net Income
	(Loss), As		Change in			Net Income
	Peviously	Stock	Accounting			(Loss), As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$-	$-	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	-	-	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	-	-	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	-	-	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	-	-	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	-	-	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	-	-	(9,533)	1,551
Totals through
March 31, 2004 (unaudited)		(21,006)	-	-	(21,006)
2005	8,542	(5,006)	-	(789)	(5,795)	2,747
Fiscal year 2006
quarter ended
June 30, 2005 (unaudited)	5,904	7,125	329	-	7,454	13,358
September 30, 2005 (unaudited)	3,102	(3,775)	(197)	-	(3,972)	(870)
December 31, 2005 (unaudited)	8,201	3,993	(1,499)	-	2,494	10,695
March 31, 2006 (unaudited)	2,720	(7,032)	718	(255)	(6,569)	(3,849)
Fiscal year 2006	$19,927	311	(649)	(255)	(593)	$19,334
Fiscal year 2007
quarter ended
June 30, 2006 (unaudited)	$4,090	1,007	161	(257)	911	$5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	-	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows:

		Restatement Adjustments, Net of Tax
	Diluted					Diluted
	Earnings Per					Earnings
	Share, As		Change in			(Loss) Per
	Previously	Stock	Accounting			Share, As
Fiscal year ended March 31,	Reported	Options	Policy	Other	Total	Restated
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11
Fiscal year 2006
quarter ended
June 30, 2005 (unaudited)	$0.22	$0.28	$0.02	$0.00	$0.30	$0.52
September 30, 2005 (unaudited)	$0.11	$(0.15)	$0.00	$0.00	$(0.15)	$(0.04)
December 31, 2005 (unaudited)	$0.30	$0.16	$(0.05)	$0.00	$0.11	$0.41
March 31, 2006 (unaudited)	$0.10	$(0.26)	$0.02	$(0.01)	$(0.25)	$(0.15)
Fiscal year 2006	$0.73	$0.03	$(0.01)	$(0.01)	$(0.01)	$0.74

Fiscal year 2007
quarter ended
June 30, 2006 (unaudited)	$0.15	$0.04	$0.00	$(0.01)	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$0.00	$(0.02)	$0.00	$(0.02)	$0.08

Expenses Incurred in Connection with Options Review

We have incurred substantial expenses related to the review and analysis of the stock option grants, including approximately $6.7 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through December 31, 2007. We expect to incur substantial additional fees in connection with stock option matters.

Legal Proceedings

Between March and May 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as Sonic shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

In these actions, the plaintiffs assert claims against the individual defendants for violations of the Exchange Act, violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust. The plaintiffs’ claims concern the granting of stock options by us and the alleged filing of false and misleading financial statements. All of these claims are asserted derivatively on our behalf. The plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing us to reform our corporate governance.

The federal cases have been consolidated into one action captioned Wilder v. Doris, et al., and on September 20, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 4, 2002 and May 17, 2007. This action alleges various violations of the Exchange Act and the rules promulgated thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. Thereafter, on November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

Continued Nasdaq Listing

Because we were not able to timely file our Forms 10-Q for our fiscal quarters ended December 31, 2006, June 30, 2007 and September 30, 2007, did not timely file our Form 10-K for the our fiscal year ended March 31, 2007, and did not timely solicit proxies and hold our annual meeting for our 2006 fiscal year, we have received Nasdaq Staff Determination notices regarding our noncompliance with applicable Nasdaq Marketplace Rules. The notices, which we expected and which were issued in accordance with standard Nasdaq procedures, informed us that our common stock was subject to delisting from the Nasdaq Global Select Market if we did not regain compliance. As we have previously announced, our filings and the holding of our fiscal year 2006 annual meeting were delayed due to our voluntary review of our historical and current stock option grant practices and related accounting.

On March 22, 2007, we attended a hearing with the Nasdaq Listing Qualifications Panel (the “Panel”), at which we sought an exception to the applicable Marketplace Rules requirements. Thereafter, on April 23, 2007, the Panel granted us an initial extension to regain compliance with Nasdaq’s listing requirements, on June 20, 2007, the Panel granted us an additional extension, on July 23, 2007 the Nasdaq Listing and Hearing Review Council (the “Listing Council”) notified us that it had determined to call for review the June 20, 2007 Panel decision, and, in a decision dated October 26, 2007, the Listing Counsel granted us a further exception to demonstrate compliance with all of the Global Select Market continued listing requirements until December 26, 2007. On December 12, 2007, we received a letter from the Board of Directors of The Nasdaq Stock Market LLC (the “Board”) notifying us that it was calling for review the decision of the Listing Council decision and granting us additional time to meet the applicable listing requirements, and on January 8, 2008, we received a letter informing us that it was allowing us until March 10, 2008, to file all delinquent periodic reports necessary to regain compliance. If we fail to meet this deadline and the Board does not allow us additional time, our shares would be subject to delisting from The Nasdaq Global Select Market.

Overview of Business

We develop and market computer software related to digital media - that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”) as well as emerging formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, Blu-ray Disc and other formats;

•	recording data files on CD, DVD, Blu-ray Disc and other recordable disc formats recordable discs;

•	editing audio and video programs;

•	playing DVD, Blu-ray Disc and other disc formats, as well as digital content from other storage media and portable devices;

•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	managing digital media, file systems on computers and other consumer electronic devices;

•	editing digital photographs and other images; and

•	backing up the information contained on hard disks attached to PCs and CE devices.

We sell our products to both consumer and professional end users. We also license the software technology underlying our products to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into two reportable operating segments: professional and consumer. These segments reflect our internal organization and the processes by which our management makes operating decisions, allocates resources and assesses performance.

Professional.

Our professional segment consists of one component, our Professional Products Group. The Professional Products Group develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released packaged media DVD-Video, Blu-ray Disc and HD DVD titles to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist(R), CineVision(TM), and DVDit(R) product names and Sonic(R) and Roxio Professional(TM) brands. We also sell content development technology, products and services under the InterActual(R) brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 4% and 6% of our net revenue for the three and nine month periods ended December 31, 2006, respectively.

Consumer.

Our consumer segment consists of components that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group.

•
Roxio Division - The Roxio Division offers a number of consumer digital media software products under the Roxio(R) brand name. Our applications include BackonTrack(TM), Backup MyPC(R), CinePlayer(R), Crunch(TM), Just!Burn(TM), MyDVD(R), MyTV To Go(TM), PhotoSuite(R), Popcorn(TM), RecordNow(R), Roxio Copy & Convert(TM), Roxio Easy Media Creator(R), Toast(R), VideoWave(R), WinOnCD(R), and others. We sell and market these products through four primary channels: (1) product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar” resellers). Since the Roxio CSD acquisition in December 2004, we have transitioned all of our consumer applications software products to the Roxio brand.

•
Advanced Technology Group - The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript(R), CinePlayer, and Qflix(TM) brand names. Customers of our Advanced Technology Group include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and the Advanced Technology Group into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management does not regularly review operating results broken out separately for the Roxio Division and Advanced Technology Group in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 96% and 94% of our net revenue for the three and nine month periods ended December 31, 2006, respectively. See Note 12 to the consolidated financial statements included in this Quarterly Report for a summary of our financial data by business segment.

Net revenue for the third quarter and nine months ended December 31, 2006 increased 3% and 5%, respectively as compared to the corresponding period in the previous year. International sales decreased from 24% of net revenue for the third quarter ended December 31, 2005 to 20% of net revenue for the third quarter ended December 31, 2006. International sales decreased from 23% for the nine months ended December 31, 2005 to 21% for the nine months ended December 31, 2006. Approximately 23% of our net revenue for the third quarter and nine months ended December 31, 2006 resulted from sales to Dell. Sales to our domestic and international distributors, Digital River and Navarre, accounted for 19% and 12%, of our revenues, for the third quarter ended December 31, 2006, respectively, and for 18% and 14%, of our revenues for the nine months ended December 31, 2006, respectively. The loss of any of these customers or distributors would have a material adverse effect on our financial results.

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our Richmond Hill Canada office during December 2007. We expect to eliminate approximately 84 positions in connection with the office closure and incur severance-related costs of approximately $1.5 million and other one-time restructuring charges of approximately $1.5 million.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our consolidated financial statements, we make estimates, judgments, and assumptions that can significantly affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. We regularly evaluate our estimates, judgments, and assumptions and make changes accordingly.

Of the significant accounting policies described in Note 1, “Summary of Operations and Selected Significant Accounting Policies” in Notes to condensed consolidated financial statements in this Quarterly Report and those described in the FY07 Form 10-K, which is being filed concurrently with this Quarterly Report, we believe the following are the most critical to aid in understanding and evaluating our financial condition and results of operations.

Of the significant accounting policies described in Note 1, “Summary of Operations and Selected Significant Accounting Policies” in Notes to condensed consolidated financial statements in this Quarterly Report and those described in the FY07 Form 10-K, which is being filed concurrently with this Quarterly Report, we believe the following are the most critical to aid in understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive our revenue primarily from licenses of our software products, software development agreements and maintenance and support. We also sell and license patents and patented technology. We recognize software-related revenue in accordance with American Institute of Certified Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” We recognize revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable

If we determine that any of the above criteria has not been met, we will defer recognition of the revenue until all the criteria have been met.

We generally consider arrangements with payment terms longer than six months from the time of delivery not to be fixed or determinable and recognize the related revenue as payments become due from the customer, provided all other revenue recognition criteria have been met. If we determine that collection of a fee is not probable, we defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria have been met.

We follow Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent.” Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk or earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received and retained by us.

Multiple Element Arrangements

In arrangements that include multiple elements (e.g., software, specified upgrades, support services, installation services, and/or training), we allocate the total revenue to be earned under the arrangement to the elements based on their relative fair value, as determined by vendor-specific objective evidence of fair value (“VSOE”). VSOE is generally the price charged when that element is sold separately or, in the case of support services, annual renewal rates.

In arrangements where VSOE exists only for the undelivered elements, we use the “residual method” under SOP 98-9, under which we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for undelivered items as revenue. If VSOE does not exist for all elements but the only undelivered element is maintenance and support, we recognize revenue from the arrangement ratably over the maintenance and support period. If VSOE does not exist for undelivered elements that are specified products or upgrades, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

Product Sales

Except in the case of consignment arrangements, we recognize revenue from the sale of our packaged software products when title transfers to the distributor or retailer. When we sell packaged software products to distributors and retailers on a consignment basis, we recognize revenue upon sell through to an end customer.

Our distributor arrangements often provide distributors with certain product rotation rights. In such situations, we recognize product sales in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We estimate returns based on our historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable. If future return patterns differ from past return patterns, for example due to reduced demand for our product, we may be required to increase these allowances in the future and may be required to reduce future revenues.

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that is separate from the customer’s purchase from us and for which we can reasonably estimate the fair value.

Software License Arrangements

Provided all other revenue recognition criteria have been met, we recognize revenue from software licensing arrangements upon delivery, or, in the case of per-unit royalty arrangements, upon sell through to an end user as evidenced by the receipt of a customer royalty report.

Software Development Arrangements

For arrangements that include development or other services that are essential to the functionality of the licensed software, we recognize revenue in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion. Changes in estimates are recognized in the period in which they are known.

In certain instances, a development agreement may include additional undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and VSOE of fair value may not exist for the undelivered elements, or we may not have sufficient experience with either the type of project or the customer involved to be able to make reliable estimates towards completion. If we cannot reliably estimate total profitability under the agreement but are reasonably assured that no loss will be realized on the agreement, we recognize revenue using the zero gross margin method. Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract, and any profit is deferred until development is complete. We recognize the deferred gross profit over the remaining contractual service period (for example, the initial maintenance period).

Allowance for Returns and Doubtful Accounts

Our distributor and retail arrangements provide for certain product rotation rights and permit certain product returns. We estimate reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our distributors or other customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from distributors or other customers are significantly delayed, additional allowances may be required.

Goodwill, Intangible Assets and Other Long-Lived Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, or more frequently if events and circumstances warrant.

We evaluate goodwill and indefinite life intangible assets for impairment by comparing the fair value of each of our reporting units to its carrying value including the goodwill allocated to that reporting unit. A reporting unit is an operating segment or one level below an operating segment often referred to as a component. For the purpose of evaluating goodwill, we combine the Roxio and ATG components of our consumer segment into one reporting unit as they have similar economic characteristics and it is difficult to draw a clear distinction between their operating activities. To determine the reporting unit’s fair value, we use the income approach under which we evaluate estimated discounted future cash flows of that unit. We base our cash flow assumptions on historical and forecasted revenue and operating costs.

We perform our annual impairment tests in our fourth fiscal quarter.

We evaluate long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition. As of December 31, 2007, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including stock options and Restricted Stock Units (“RSUs”), based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123. The restated financial statements in this Quarterly Report set forth restated share-based compensation measured using the methods contained in APB No. 25 or SFAS No. 123R in relation to employee stock options for the applicable periods.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 8 to condensed consolidated financial statements for further information regarding these assumptions. The fair value of RSUs is equivalent to the market price of our common stock on the grant date.

If factors change, share-based compensation for the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which are characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our share-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there are only very limited market-based mechanisms or other practical applications to verify the reliability and accuracy of the estimates stemming from these valuation models, and there is no means to compare and adjust the estimates to actual values.

In connection with our restatement of share-based compensation for fiscal years prior to fiscal year 2006 and fiscal quarters ended June 30 and September 30, 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note” immediately preceding Item 1 of this Quarterly Report for further information.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When we do not believe realization of a deferred tax asset is likely, we record a valuation allowance.

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our condensed consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for incomes taxes in our condensed consolidated balance sheets and condensed consolidated statements of operations.

During the quarter and nine months ended December 31, 2005, we recorded tax benefits of approximately $2.7 million, as restated, and $16.1 million, as restated, respectively. Based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, included in the amounts above are income tax benefits relating to the reversal of valuation allowances in quarter ended June 30, 2005 of approximately $13.7 millions, as restated.

During the quarter and nine months ended December 31, 2006, we recorded income tax expense of $2.2 million and $6.6 million, respectively. We calculated our projected effective tax rate for the year ending March 31, 2007 to be 49% This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, state research and development tax credits the tax effect of share-based compensation expense resulting from the adoption of SFAS No. 123R, and a charge for in-process technology associated with our acquisition of SystemOK which is not deductible for income tax purposes. As of December 31, 2006, we had a tax valuation allowance of approximately $1.7 million against InterActual Technologies, Inc.’s net operating losses due to the limitation on the utilization of these losses under Code section 382.

Other Disclosures

Contingencies

As described in Part I, Note 6, “Contingencies, Commitments and Credit Facilities,’ in the Notes to condensed consolidated financial statements, and Part II, Item 1, “Legal Proceedings,” we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the third quarter and nine months ended December 31, 2005 and 2006, respectively (in percentages):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
	As Restated		As Restated
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.2	23.0	24.5	22.4
Gross profit	76.8	77.0	75.5	77.6

Operating expenses:
Marketing and sales	18.8	21.5	23.7	21.1
Research and development	24.2	28.6	30.4	28.7
General and administrative	11.2	13.8	13.6	12.0
Acquired in-process technology	-	8.8	-	3.1
Business integration	-	-	0.3	-
Abandoned acquisition expense	-	-	-	0.9
Total operating expenses	54.2	72.7	68.0	65.8
Operating income	22.6	4.3	7.5	11.8
Other income (expense)	(1.2)	0.7	(0.8)	0.5
Income before income taxes	21.4	5.0	6.7	12.3
Provision for (benefit of) income taxes	(7.1)	5.7	(15.3)	6.0
Net income (loss)	28.5%	(0.7)%	22.0%	6.3%

Comparison of Third Quarter and Nine Months Ended December 31, 2005, As Restated, and 2006 (in thousands)

Net Revenue

	Quarter Ended December 31,
Net Revenues	2005	2006	Inc (Dec)%
	As Restated
Roxio Division	$31,079	$31,882	$803	2.6%
Advanced Technology Group	3,820	5,227	1,407	3.7%
Total consumer products	34,899	37,109	2,210	6%
Professional products	2,664	1,605	(1,059)	-40%
Net revenues	$37,563	$38,714	$1,151	3%

	Nine Months Ended December 31,
Net Revenues	2005	2006	Inc (Dec)%
	As Restated
Roxio Division	$84,105	$90,134	$6,029	7.2%
Advanced Technology Group	14,060	13,714	(346)	-2.5%
Total consumer products	98,165	103,848	5,683	6%
Professional products	7,258	7,044	(214)	-3%
Net revenues	$105,423	$110,892	$5,469	5%

Net revenue increased 3% from $37.6 million, as restated, for the third quarter ended December 31, 2005 to $38.7 million for the quarter ended December 31, 2006. Net revenue increased 5% from $105.4 million, as restated, for the nine months ended December 31, 2005 to $110.9 million for the nine months ended December 31, 2005. The increase in net revenue for both periods presented was primarily due to an increase in consumer product revenue due to higher OEM revenue from new and existing OEM partners, offset by a decrease in the professional products segment. Professional products revenue decreased 40% and 3% for the third quarter and nine months ended December 31, 2006, respectively. The decrease in the professional products revenue for both periods presented was primarily due to a change in the revenue recognition method for the sale of software licenses when bundled with maintenance and support agreements. For the quarter ended December 31, 2006, we determined that we did not have VSOE for maintenance and support agreements associated with our professional products. Thus, beginning with the quarter ended December 31, 2006, we defer revenue associated with professional product software licenses when sold with bundled maintenance and support services and recognize the revenue over the maintenance and support period which is generally one year. Included in net revenue for the nine months ended December 31, 2005 is $2.1 million from the sales of patents acquired with the Roxio CSD acquisition, during the first quarter ended June 30, 2005. No patent revenue was recorded in the third quarter or nine months ended December 31, 2006.

	Quarter Ended December 31,		Nine Months Ended December 31,
Net Revenues	2005	2006	2005	2006
	As Restated		As Restated
United States	$28,540	$30,758	$81,141	$86,539
Export
Canada	151	86	209	588
France	410	227	1,911	988
Germany	806	877	1,663	2,120
United Kingdom	1,886	1,375	3,731	2,713
Other European	1,355	1,056	3,082	3,221
Japan	3,236	2,892	10,855	10,623
Singapore	774	1,031	1,458	2,646
Taiwan	67	23	302	49
Other Pacific Rim	264	307	883	1,223
Other international	74	82	188	182
Net revenues	$37,563	$38,714	$105,423	$110,892

International sales accounted for $9.0 million, as restated, or 24%, as restated, of our net revenue in the third quarter ended December 31, 2005 and $7.9 million or 21% of our net revenue in the third quarter ended December 31, 2006. International sales remained relatively consistent at 23%, as restated, and 22% of our net revenue for the nine months ended December 31, 2005 and 2006, respectively. International sales decreased slightly for the third quarter ended December 31, 2006, and remained relatively constant for the nine months ended December 31, 2006. Sales to Japan accounted for 9% and 7% of our net revenue for the third quarters ended December 31, 2005 and 2006, respectively. Sales to Japan accounted for 10% of our net revenue for both the nine month periods ended December 31, 2005 and 2006.

Significant Customers

The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables.

	% of Total Net Revenues				% of Total Receivable Accounts
	Quarter Ended		Nine Months Ended
	December 31,		December 31,		December 31,
Customer	2005	2006	2005	2006	2005	2006
	As Restated		As Restated		As Restated
Dell	18%	23%	18%	23%	11%	8%
Digital River	23%	19%	16%	18%	6%	11%
Ingram	13%	6%	11%	9%	11%	8%
Navarre	19%	12%	14%	14%	14%	11%
Hewlett Packard	6%	10%	4%	9%	1%	12%

No other customer accounted for more than 10% of our revenue for the periods presented. Revenue recognized from Dell and Hewlett-Packard was pursuant to various development and licensing agreements. Revenue recognized from Digital River was pursuant to a reseller agreement. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would have a material adverse effect on our financial results.

Cost of Revenue  Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue decreased slightly from 23.2%, as restated, of net revenue in the third quarter ended December 31, 2005 to 23.0% in the third quarter ended December 31, 2006. Cost of revenue as a percentage of net revenue decreased from 24.5%, as restated, for the nine months ended December 31, 2005 to 22.4% for the nine months ended December 31, 2006. The decrease in cost of revenue for the nine months ended December 31, 2006 was primarily due to lower development agreement costs of $0.9 million, lower fulfillment costs of $0.6 million for direct sales due to a change in our fulfillment model, a decrease in technical support services of $0.4 million and a decrease in amortization of acquired intangibles of $0.2 million. Additionally, included in cost of revenue for the nine months ended December 31, 2005 is $1.2 million of costs related to the sale of certain patents acquired with the Roxio CSD acquisition. These decreases were offset in part by an increase in third party royalty expense of $2.7 million due to the mix of product sales and the third party royalties associated with those products.

Gross Profit
	Quarter Ended December 31,
	2005	2006	Inc (Dec)%
	As Restated
Gross profit	$28,841	$29,818	$977	3.4%
Gross profit as a percentage of revenue	76.8%	77.0%	0.2%

	Nine Months Ended December 31,
	2005	2006	Inc (Dec)%	%
	As Restated
Gross profit	$79,610	$86,046	$6,436	8.1%
Gross profit as a percentage of revenue	75.5%	77.6%	2.1%

Our gross profit as a percentage of net revenue of 76.8% for the third quarter ended December 31, 2005 was comparable to our gross profit percentage of 77.0% for the third quarter ended December 31, 2006. Our gross profit as a percentage of revenue increased from 75.5% for the nine months ended December 31, 2005 to 77.6% for the nine months ended December 31, 2006. The increase in our gross profit for the third quarter and nine months ended December 31, 2006 was primarily due to the reduction in cost of revenue as discussed above.

Marketing and Sales  Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased from $7.1 million, as restated, for the third quarter ended December 31, 2005 to $8.3 million for the third quarter ended December 31, 2006. Marketing and sales expenses decreased from $25.0 million, as restated, for the nine months ended December 31, 2005 to $23.3 million for the nine months ended December 31, 2006. Marketing and sales expenses represented 18.8%, as restated, and 21.5% of net revenue for the third quarters ended December 31, 2005 and 2006, respectively, and 23.7%, as restated, and 21.1% for the nine months ended December 31, 2005 and 2006, respectively.

Marketing and sales expenses for the third quarter ended December 31, 2006 increased primarily due to higher share-based compensation expense as a result of the option grant practices review. As a result of the restatement of fiscal year 2006 and 2007 periods upon the completion of the option grant practices review, included in marketing and sales is ($0.7 million), as restated, and $0.3 million of share-based compensation expense (benefit) and $38,000 and $0.1 million of payroll tax expenses associated with the restatement, for the third quarter of fiscal 2006 and 2007, respectively. The increase is also due an increase of $0.2 million in advertising expense associated with increased promotional spending to support new product lines.

The decrease in marketing and sales expenses for the nine months ended December 31, 2006 was driven primarily by a decrease in commission expense of $0.5 million associated with the sale of certain patents acquired with the Roxio CSD acquisition, which had been recorded in June 2005 and lower advertising costs of $0.7 million resulting from reduced advertising spending and a reduction in an advertising accrual previously recorded. Headcount decreased from 161 at December 31, 2005 to 122 at December 31, 2006.

We anticipate that marketing and sales expenses may increase as a percentage of net revenue in the future due to higher promotional spending to support new product initiatives.

Research and Development  Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $9.1 million, as restated, for the third quarter ended December 31, 2005 to $11.1 million for the third quarter ended December 31, 2006. Research and development expenses decreased slightly from $32.0 million, as restated, for the nine months ended December 31, 2005 to $31.9 million for the nine months ended December 31, 2006. Research and development expenses represented 24.2%, as restated, and 28.6% of net revenue for the third quarters ended December 31, 2005 and 2006, respectively, and 30.4%, as restated, and 28.7% of net revenue for the nine months ended December 31, 2005 and 2006, respectively.

The increase in research and development expenses for the third quarter ended December 31, 2006 was primarily due to increased share-based compensation expense of $1.3 million, and an increase in salary and benefit expense of $0.8 million resulting from increased headcount during fiscal 2007. As a result of the restatement of fiscal year 2006 and 2007 periods upon the completion of the option grant practices review, included in research and development is ($1.1 million) and $0.2 million of share-based compensation expense (benefit) and $43,000 and $17,000 million of payroll tax expenses associated with the restatement, for the third quarter of fiscal 2006 and 2007, respectively. These increases were offset in part by reduced expenses for creating localized versions of our software, including a reduction in an accrual previously recorded for an older product of $0.1 million.

The decrease in research and development expenses for the nine months ended December 31, 2006 was primarily due to reduced localization expenses driven by a change to a lower cost localization vendor of $1.1 million, and lower share-based compensation expense of $0.5 million. As a result of the restatement of fiscal year 2006 and 2007 periods upon the completion of the option grant practices review, included in research and development is $1.1 million and $0.5 million of share-based compensation expense, and $0.1 million and $0.2 million of payroll tax expenses associated with the restatement, for the nine months ended December 31, 2005 and 2006, respectively. These decreases were partially offset by higher salary and benefit expense of $0.8 million resulting from increased headcount during fiscal 2007 and an increase in computer software and supplies expense of $0.6 million. Headcount increased from 369 at December 31, 2005 to 458 at December 31, 2006.

We anticipate that research and development expenses may increase as a percentage of net revenue over the next year primarily due to the expense associated with the closure of our Richmond Hill Canada office. Subsequent to the office closure we anticipate that research and development expenses may decrease as a percentage of net revenue.

General and Administrative  General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses increased from $4.2 million, as restated, for the third quarter ended December 31, 2005 to $5.3 million for the quarter ended December 31, 2006 and decreased from $14.3 million, as restated, for the nine months ended December 31, 2005 to $13.3 million for the nine months ended December 31, 2006. General and administrative expenses represented 11.2%, as restated, and 13.8% of net revenue for the third quarters ended December 31, 2005 and 2006, respectively, and 13.6%, as restated, and 12.0% of net revenue for the nine months ended December 31, 2005 and 2006, respectively.

The increase in general and administrative expenses for the third quarter ended December 31, 2006 was primarily due to a $0.3 million increase in share-based compensation expense, an increase of $0.3 million in computer software and supplies expenses, $0.3 million in VAT charges against receivables as a result of a VAT audit in a foreign subsidiary, and an increase of $0.2 million in salary and benefit expense resulting from increased headcount during fiscal 2007.

The decrease in general and administrative expenses for the nine months ended December 31, 2006 is primarily due to lower share-based compensation expense and related charges resulting from the stock option review. As a result of the restatement of fiscal year 2006 and 2007 periods upon the completion of the option grant practices review, general and administrative expenses include $1.4 million and $0.5 million of share-based compensation expense for the nine months ended December 31, 2005 and 2006, respectively. Payroll tax expense and other miscellaneous charges associated with the restatement were $1.5 million lower for the nine months ended December 31, 2006 primarily due to the reversal of certain previously recorded payroll tax liabilities upon expiration of the related statute of limitations. Additionally, we reduced reserves for contingent legal liabilities by $0.7 million due to a favorable developments in certain potential claims. These decreases were partially offset by:

•	An increase in salaries, wages, and recruiting related costs of $0.9 million due to an increase in general and administrative headcount from 87 at December 31, 2005 to 131 at December 31, 2006;

•	An increase in outside service fees of $0.4 million primarily due to higher tax compliance and audit related fees;

•	Value added tax ("VAT") charges of $0.3 million against receivables as a result of a VAT audit in a foreign subsidiary; and

•	An increase in computer software and supplies expense of $0.2 million.

We anticipate that general and administrative expenses may increase due to costs associated with the completion of the stock option review, offset in part by lower share-based compensation, related tax, and other related costs.

Acquired In-Process Technology Expense Acquired in-process technology expenses for the nine months ended December 31, 2006 consisted of an allocation of the purchase price of the SystemOK acquisition for technology not yet viable at the acquisition date.

Abandoned Acquisition Expense Abandoned acquisition expenses for the nine months ended December 31, 2006 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Business Integration Expense Business integration expenses for the nine months ended December 31, 2005 related primarily to costs incurred to complete the integration of the Roxio CSD business into our existing operations. We did not incur any business integration expenses during the third quarter and nine months ended December 31, 2006.

Interest Income, Interest Expense, and Other Expenses, Net  Interest income in our condensed consolidated statements of operations included the interest we earned on cash balances and short term investments. Interest income was approximately $0.3 million and $0.7 million for the third quarters ended December 31, 2005 and 2006, respectively, and approximately $0.8 million and $2.2 million for the nine months ended December 31, 2005 and 2006, respectively. Interest income increased as a result of higher average cash and short-term investment balances and rising interest rates. Interest expense for the third quarter ended December 31, 2005 and 2006 primarily consisted of interest expense of approximately $0.5 million and $0.4 million, respectively, and approximately $1.2 million and $1.5 million for the nine months ended December 31, 2005 and 2006, respectively, related to the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expense for the third quarters and nine months ended December 31, 2005 and 2006 included foreign currency transaction gains and losses and for the nine months ended December 31, 2005, other expense also included a write-down of approximately $0.1 million investment in another entity.

Provisions (benefit) for Income Taxes  During the quarter and nine months ended December 31, 2005, we recorded tax benefits of approximately $2.7 million, as restated, and $16.1 million, as restated, respectively. Based upon an evaluation of recent historical results and management’s expectations for the future, we reversed certain deferred tax valuation allowances established in prior years. As a result, included in the amounts above are income tax benefits relating to the reversal of valuation allowances in quarter ended June 30, 2005 of approximately $13.7 million, as restated.

During the quarter and nine months ended December 31, 2006, we recorded income tax expense of $2.2 million and $6.6 million, respectively. We calculated our projected effective tax rate for the year ending March 31, 2007 to be 49%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, state research and development tax credits, the tax effect of share-based compensation expense resulting from the adoption of SFAS No. 123R, and a charge for in-process technology associated with our acquisition of SystemOK which is not deductible for income tax purposes. As of December 31, 2006, we had a tax valuation allowance of approximately $1.7 million against InterActual Technologies, Inc.’s net operating losses due to the limitation on the utilization of these losses under Code section 382.

Acquisitions

On November 6, 2006, we acquired all of the shares of SystemOK, AB (“SystemOK”), a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of approximately $8.7 million in cash, $1.6 million of which is not payable until the resolution of certain pre-acquisition contingencies, 31,566 shares of Sonic common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expands our existing Roxio product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery, and backup applications. We believe the extended consumer product portfolio will help further establish the brand as a choice for a broad range of channel partners, including major retailers, etailers, OEMs, and resellers.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our products. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash and cash equivalents and short-term investments. As of March 31, 2006 and December 31, 2006, we had cash, cash equivalents and short term investments of $61.1 million and $56.0 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $14.2 million in nine months ended December 31, 2005, as restated. Significant sources of cash in the nine months ended December 31, 2005 were: net income of $23.2 million inclusive of non-cash charges of $7.4 million and $3.7 million for depreciation and amortization expense and share-based compensation, respectively, and an increase in deferred revenue of $4.9 million. The depreciation and amortization expenses related primarily to the depreciation and amortization associated with the Roxio CSD acquisition. The share-based compensation amounts were primarily due to restatement associated with the voluntary stock option review. The increase in deferred revenue was primarily due to billings for software development agreements in advance of revenue recognition. Significant uses of cash in the nine months ended December 31, 2005 were: increase in prepaid expenses and other current assets of $1.6 million and an increase in other assets of $3.7 million associated with various operating expenses, and a decrease in accounts payable of $3.0 million due to the timing of payment on payables.

Our operating activities generated cash of $9.8 million in the nine months ended December 31, 2006. Significant sources of cash in the nine months ended December 31, 2006 were: net income of $7.1 million inclusive of non-cash charges of $6.8 million, $1.9 million, and $3.4 million for depreciation and amortization expense, share-based compensation expense, and acquired in-process technology expenses, respectively. The depreciation and amortization expenses are primarily associated with intangible assets obtained in the SystemOK and Roxio CSD acquisitions and the acquired in-process technology expense is associated with the SystemOK acquisition completed in November 2006. Significant uses of cash in the nine months ended December 31, 2006 were: decrease in accounts payable of $2.8 million, and decrease in accrued liabilities and other current liabilities of $6.8 million. The decrease in accounts payable and accrued liabilities and other current liabilities resulted in part from a payment of $2.2 million to the seller of the Roxio CSD related to the final purchase price adjustment and the timing of payments. The decrease in deferred revenue was due to recognition of previously deferred amounts.

We used $36.1 million of cash in investing activities for the nine months ended December 31, 2005 and generated $0.4 million during the nine months ended December 31, 2006, respectively. During the nine months ended December 31, 2005, we used $33.9 million to purchase short-term investments. During the nine months ended December 31, 2006, net redemption of short term investments was $8.9 million, with part of the investments redeemed to provide for payment on our credit facility, and $7.3 million was used for the purchase of SystemOK.

We generated $2.8 million in cash from financing activities during the nine months ended December 31, 2005 and used $6.5 million during the nine months ended December 31, 2006. During the nine months ended December 31, 2006, $10.0 million was utilized for a payment on our credit facility with UBOC.

Our working capital decreased $6.8 million from $41.9 million at March 31, 2006 to $35.1 million at December 31, 2006. The decrease in working capital was primarily due to the reclassification of our borrowings under the UBOC bank note from long term to short term. The UBOC bank note expires and is due on March 31, 2008. Our ratio of current assets to current liabilities declined from 1.9:1 at March 31, 2006 to 1.6:1 at December 31, 2006.

On December 17, 2004 we entered into an Amended Purchase Agreement for the Roxio CSD acquisition. Pursuant to the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we initially paid the seller $70.0 million and issued it 0.7 million shares of our common stock valued at $8.6 million, plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. During the fourth quarter of fiscal year 2006, we made a final payment of $2.2 million to the seller in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

On December 13, 2004 we entered into a Loan and Security Agreement with the Union Bank of California (“UBOC”) that provided for a three-year revolving credit facility. On December 20, 2005, we entered into the First Amendment to the Loan and Security Agreement (the “Amended Credit Facility”) which provided for $30.0 million of available funds for general corporate purposes. The Amended Credit Facility also clarified certain Credit Facility terms, amended the required leverage ratio and provided for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility.

The Amended Credit Facility is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Loan Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. We are also subject to certain reporting and financial covenants, which include requirements that we maintain specified financial ratios and a net profit for each quarter following the fourth quarter of fiscal year 2005. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of December 31, 2006, the interest rate was 6.85%.

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant under the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our options review (see FY07 Form 10-K which we are filing concurrently with this Quarterly Report).

Subsequent to December 31, 2006 we did not file quarterly and annual financial statements in a timely manner as required under the Amended Credit Facility. Additionally, based on preliminary financial results, we determined that we were unlikely to meet the quarterly net profit covenant for the quarter ended June 30, 2007 and the required leverage ratio as of June 30, 2007. As a result of these issues, we entered into the Second Amendment. The Second Amendment extended the maturity date of the Amended Credit Facility to March 31, 2008, provided waivers for violations of the reporting covenants and anticipated June 30, 2007 financial covenant violations, modified financial covenants and further restricted payment of dividends and distributions. The Second Amendment did not waive the quarterly net profit covenant violations for the quarters ended December 31, 2006 and March 31, 2007 as such violations were not known at the time.

As of December 31, 2006, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the agreement. We have not yet determined whether we will seek a further extension under the existing agreement, enter into a new credit facility agreement, or pay the outstanding balance in full upon expiration on March 31, 2008.

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

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company's financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. We previously have and currently present such taxes on a net basis. Therefore, the adoption of EITF 06-03 will not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for us as of the beginning of fiscal year 2008. The differences, if any, between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We will adopt SFAS No. 157 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(revised) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141(revised) in fiscal year 2010 and are currently evaluating what impact, if any, SFAS No. 141(revised) will have on our financial position or results of operations.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report for the fiscal year ended March 31, 2006 have not changed materially.   Most of our international sales are denominated in U.S. dollars, although we are experiencing an increase in some of our sales and development contracts which are denominated in foreign currencies. We do not engage in any hedging activities.

We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

As of December 31, 2006, we held $33.5 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investements in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of February 15, 2008, we had liquidated all but $ 2.0 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings as of December 31, 2006 under our Amended Credit Facility bear interest at 6.85%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the impact of interest payments on cash flow from operations as of December 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps
$1,170,000	$1,270,000	$1,370,000	$1,470,000	$1,570,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision of our Chief Executive Officer (“CEO)” and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and described below, has not been fully remediated, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

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

Remediation of material weakness in internal control over financial reporting

During the quarter ended December 31, 2006 we took the following actions towards remediation of the material weakness described above:

•	Engaged a third party to consult on tax related acquisition issues.

•	Continued to train the accounting staff regarding the accounting systems.

•	Continued developing plans to address the completion of a physical inventory of significant, acquired fixed assets in order to track and monitor them.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affeThere were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between March and May 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as Sonic shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

In these actions, the plaintiffs assert claims against the individual defendants for violations of the Exchange Act, violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust. The plaintiffs’ claims concern the granting of stock options by us and the alleged filing of false and misleading financial statements. All of these claims are asserted derivatively on our behalf. The plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing us to reform our corporate governance.

The federal cases have been consolidated into one action captioned Wilder v. Doris, et al., and on September 20, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 4, 2002 and May 17, 2007. This action alleges various violations of the Exchange Act and the rules promulgated thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. Thereafter, on November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

In addition to the legal proceedings identified above, from time to time we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. As noted, we have made a provision for various legal proceedings. This provision is reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to particular cases. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such matters.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties that could materially affect our business, financial conditions, results of operations and the trading price of our Common Stock. You should carefully consider the following risk factors as well as those in other documents we file with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

There are no material changes to the Risk Factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which is being filed concurrently with this Quarterly Report.

Matters relating to or arising from our stock option review, including litigation and potential additional expenses, may adversely affect our business and results of operations.

As described in the Explanatory Note Regarding Restatement and Change in Accounting Policy this Quarterly Report, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to condensed consolidated financial statements included in this Quarterly Report, on February 1, 2007, we announced we had commenced a voluntary review of our historical stock option grant practices and related accounting. We focused our review on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through the present. The review was initiated by our management and was conducted by the Audit Committee of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants. Based on the results of the review, we concluded that certain stock options granted during the review period were not correctly accounted for in accordance with accounting principles generally accepted in the United States applicable at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional share-based compensation expense relating to past stock option grants in accordance with SFAS No. 123R and APB No. 25, and related payroll taxes, penalties, and other related amounts, to record additional share-based compensation expense associated with options granted to consultants. In addition, we also recorded other adjustments that were previously considered to be immaterial.

Although we believe we have made appropriate judgments in determining the financial and tax impacts of this restatement, we cannot assure you that the Securities Exchange Commission, SEC, or IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments or related disclosures and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated.

To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the review of our historical stock option granting practices and the related restatements, and may incur significant expenses in the future with respect to such matters, including litigation matters. As discussed in Note 6 to our consolidated financial statements included in this Quarterly Report, five shareholder derivative lawsuits and two putative class actions have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the price for our common stock. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may also not be covered by insurance.

If we do not regain and maintain compliance with the listing requirements of The Nasdaq Global Select Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders.

As a result of our review of our historical stock option granting practices and related restatements, we were unable to file our periodic reports with the SEC or solicit proxies and hold our annual meeting for fiscal year 2006. For these reasons, we are not in compliance with the listing requirements under the applicable Nasdaq Marketplace Rules. We have undergone a review and hearing process pursuant to which Nasdaq has granted us extensions that offer us additional time to meet the applicable listing requirements. There can be no assurance that Nasdaq will continue to grant us any such extensions or exceptions from delisting. If our securities are delisted from The Nasdaq Global Select Market, they would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock through the Pink Sheets might reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the trading of our common stock could materially and adversely affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us, or to raise capital at all. Securities that trade through the Pink Sheets are not eligible for margin loans, and a company trading through the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we were to be delisted and transferred to the Pink Sheets, there could also be other negative implications, including the potential loss of confidence by suppliers, customers and employees and the loss of institutional investor interest in our company.

Any and all of the foregoing consequences of delisting could adversely affect our business and results of operations.

As a result of review of our historical stock option granting practices and related restatements, we could be investigated by the SEC, the Department of Justice, the IRS or other governmental authority.

With the exception on an ongoing IRS payroll tax audit, while we are not currently being investigated, it is possible that the SEC, Department of Justice (“DOJ”), the IRS or other governmental authority could initiate an investigation in connection with our historical stock option practices and related accounting. The period of time necessary to resolve any governmental investigations would be uncertain, and could require significant management and financial resources that could otherwise be devoted to the operation of our business, as well as considerable legal and accounting expenses. If any governmental investigation resulted in an adverse finding against us or any of our current or former officers or directors, we could be required to pay damages or penalties or have other remedies imposed upon us that could adversely affect our business, results of operations, financial position, cash flows and the market price of our Common Stock.

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

The market for our products is characterized by rapid changes in technology. We may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors, and, therefore, we may fail to make accurate financial forecasts. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are included;

•	introduction of new products and services by us or our competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders and shipments of our products;

•	changes in the mix of products and services we sell and the impact on our gross margins;

•	delays in our receipt of or cancellation of orders forecasted or placed by customers;

•	our ability to enter into or renew on favorable terms our licensing, distribution and other agreements;

•	costs associated with the defense or prosecution of, or adverse judgment arising from, litigation and intellectual property claims; and

•	economic conditions specific to the audio and video recording market, as well as to the related PC and CE markets.

Although we were profitable for fiscal years 2005, 2006 and the first nine months of fiscal 2007, we have experienced one or more quarters in which we were not profitable, and you should not rely on the results for prior periods as an indication of future performance. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, we may not remain cash flow positive or generate net income in fiscal year 2008 or future years.

Moreover, our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. We tend to generate a significant portion of quarterly revenues in the last month or last weeks of a quarter, and we generally do not know until quite late in a quarter whether we will achieve our sales expectations for the quarter. For our OEM licenses, we recognize revenues upon receipt of a royalty report from those OEMs. OEM royalty reports are sometimes incomplete, or are received on an unpredictable schedule. In some cases we determine that we need to perform additional review of reports prior to including the underlying royalties in revenues. Therefore, depending on the timing of receipt of royalty reports relative to quarterly cut-offs, our reported revenues may fluctuate and, in some cases, our reported operating results may be negatively impacted. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. From time to time, we also may make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and this could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

The integration of a new business into our existing business is a complex, time-consuming and expensive process. For example, our acquisition of the Roxio CSD in December 2004 involved the integration of operations and personnel located across the globe. Our November 2006 acquisition of SystemOK, a software company based in Gotenburg, Sweden, entailed the integration of operations and the implementation of additional procedures and policies to comply with Swedish legal requirements.

If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

•	potential conflicts between business cultures;

•	diversion of management’s attention from our core business;

•	adverse changes in business focus perceived by third parties such as customers, business partners and investors;

•	potential conflicts in distribution, marketing or other important relationships;

•	inability to implement uniform standards, controls, procedures and policies;

•	inability to integrate our research and development and product development efforts;

•	loss or termination of key employees, including costly litigation or settlements resulting from the termination of those employees;

•	disruptions among employees that may erode employee morale;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition; and

•	negative reactions from our resellers and customers to an acquisition.

Our operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and expense or changes related to an acquisition. For example, we were not profitable for the third quarter of fiscal year 2005 primarily as a result of expenses of approximately $4.2 million incurred in connection with the acquisition of the Roxio CSD, including the write off of approximately $3.1 million for in-process research and development. To the extent that our expenses associated with an acquisition increase but our revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities or other problems, our business, operating results and financial condition will be affected adversely. Failure to minimize the numerous risks associated with post-acquisition integration activities also may adversely affect the market price of our common stock.

Our failure to manage our expansion may adversely affect us.

Our business has expanded rapidly in the past several years, including the acquisitions of SystemOK and Roxio CSD. In general, the scope of our business has expanded both domestically and internationally, including the establishment of foreign subsidiaries and offices. Our success depends on our ability to effectively manage our global operations. Our management team faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage the geographically more diverse and expanded organization, or any significant delay in implementing appropriate systems, controls, policies, benefits and compliance programs, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction and adoption of new formats. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As a further example, we have expended significant time and effort to adapt certain of our products to be compatible with Microsoft’s Windows Vista operating system. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if new formats and technologies prove to be unsuccessful or are not accepted for any reason, there may be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

For the third quarter and nine months ended December 31, 2006, approximately 23% and 23%, respectively, of our revenue was derived from revenue recognized on licensing agreements from Dell, and approximately 18% and 23%, respectively, of our revenue was derived from revenue recognized on retail agreements from two national and international distributors, Ingram and Navarre. In addition, for the third quarter and nine months ended December 31, 2006, approximately 19% and 18%, respectively, of our revenue was derived from revenue recognized on our reseller agreement with Digital River. On various occasions, Dell has made changes to its website that have reduced the rates at which Dell customers have purchased upgraded versions of our software. In such instances, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues based on such Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions which could affect adversely sales of our consumer products to Dell customers.

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

We are subject to risks associated with international operations that may harm our business.

We depend on sales to customers outside the United States, in particular in Europe and Japan. Revenue derived from customers in these areas accounted for approximately 20% and 21% of our revenues for the third quarter and nine months ended December 31, 2006, respectively. We expect that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls, which could cause our business, financial condition and results of operations to be harmed.

We may incur losses associated with currency fluctuations and may not effectively reduce our exposure.

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates.

Also, as a result of recent acquisitions, particularly the Roxio CSD acquisition, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of December 31, 2006, we have nine major locations (defined as location with more than 15 employees) and employ approximately 342 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products and services outside the United States;

•	currency movements in which a foreign currency in which we incur expenses becomes stronger in relation to the U.S. dollar, thereby raising our expenses for the same level of operating activity;

•	import and export restrictions and duties, including tariffs, quotas and other barriers;

•	delays resulting from difficulty in obtaining export licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•	liquidity problems in various foreign markets;

•	uncertainties and liabilities associated with foreign tax laws;

•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;

•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	difficulties in staffing, managing, and operating our international operations;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. law;

•	political and economic instability;

•	changes in diplomatic and trade relationships; and

•	other factors beyond our control, including terrorism, war, natural disasters and diseases, particularly in areas in which we have facilities.

We invest in highly-rated (AAA/Aaa) auction rate securities which are subject to risks that may cause losses and affect our liquidity.

We invest in highly-rated (AAA/Aaa) auction rate securities. Auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. In such an event, we may be required to reclassify these investments from short-term to long-term. Additionally, if the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.

We may engage in future acquisitions that could dilute our existing shareholders’ ownership and harm our business, results of operations and financial condition.

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

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations, business, financial condition and/or the price of our stock:

•
difficulties and delays in the assimilation and integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	issuance of equity securities that would dilute our current shareholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	contractual and/or intellectual property disputes;

•	difficulties caused by entering geographic and business markets in which we have no or only limited prior experience;

•	potential loss of key employees of acquired businesses;

•	the acquired company not achieving anticipated levels of revenue, profitability or productivity; and

•	poor receipt by the investment community.

Our product prices may decline, which could harm our operating results.

The market for our software is intensely competitive. It is likely that prices for our OEM products will decline due to competitive pricing pressures from other software providers, competition in the PC and CE industries and concentration among OEM customers resulting in their having strong negotiating positions relative to us. In addition, we now derive a substantial portion of our revenue from retail sales, which also are subject to significant competitive pricing pressures. We may experience additional pricing pressures in other parts of our business. These trends could make it more difficult for us to increase or maintain our revenue and may cause a decline in our gross and/or operating profits.

Our reliance on a limited number of suppliers for our manufacturing makes us vulnerable to supplier operational problems.

Manufacturing for our consumer software products is outsourced using HP Software Publishing as our primary supplier. HP Software Publishing provides services such as parts procurement, parts warehousing, product assembly and supply chain services. These services are provided to us from two primary HP locations: Nashua, New Hampshire, servicing North America; and Galway, Ireland, servicing Europe. Production services and supply chain logistics for Asia and the Pacific Rim are serviced by ModusLink, Taipei. HP and ModusLink are non-exclusive suppliers to us. Any disruption in the operations of these suppliers, or any product shortages or quality assurance problems could increase the costs of manufacturing and distributing our products and may adversely impact our operating results. Moreover, if these suppliers cease to perform or fail to perform as we expect, there is no guarantee that we would be able to engage a substitute supplier in a timely manner or at all or under terms and conditions acceptable to us.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

A substantial portion of our consumer revenue is derived from sales through OEM customers of copies of our software bundled with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could impact negatively sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs, CE devices, or on a stand-alone basis. Consumer acceptance of these digital media devices depends significantly on the price and ease of use of these devices, among other factors. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, this market may decline, which may affect adversely sales of our consumer products to our OEM customers.

In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages, quality issues or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their own products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will generally be impacted adversely and we may be less profitable than forecasted, or even become unprofitable.

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

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic terms. Because there are a relatively small number of significant OEM customers, if they demand reduced prices for our products, we may not be in a position to refuse such demands, which could impact negatively our revenues and results of operations. If particular OEMs demand certain products or product features that we are unable to deliver, or if they impose higher quality requirements than we are able to satisfy, we could lose those relationships, which likely would damage our revenues and our results of operations. Also, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their products. Our OEM relationships serve an important role in distributing our software to end-users and positioning the market for upgrades to our more fully featured software products. Our business will suffer if we are unable to maintain or expand our relationships with OEMs.

We rely on distributors, resellers and retailers to sell our products, and disruptions to these channels would affect adversely our ability to generate revenues from the sale of our products.

The portion of our revenue derived from sales of software to end-users via retail channels through our network of national and international distributors and resellers has increased during recent years, and we anticipate that this trend will continue. There are currently two distributors that account for a significant portion of sales of our consumer software. Any decrease in revenue from these distributors or the loss of one of these distributors and our inability to find a satisfactory replacement in a timely manner could affect our operating results adversely.

Moreover, our failure to maintain favorable arrangements with our distributors and resellers may adversely impact our business. For example, our distributors and resellers and the retailers who sell our software to the public also sell products offered by our competitors. If our competitors offer our distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors, resellers or retailers. If our distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be impacted negatively. Further, if we reduce the prices of our products, we may have to compensate our distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of our products. In addition, we are exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights. If direct sales to customers through our own web-based channels increase, our distributors, resellers and retailers may suffer decreased sales as a consequence. These changes may cause our distributors, resellers or retailers to cease distribution of our products or seek more favorable terms, either of which could seriously harm our business.

If we fail to protect our intellectual property rights we may not be able to market our products successfully.

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

To the extent that we use patents to protect our proprietary rights, we may not be able to obtain needed patents or, if granted, the patents may be held invalid or otherwise unenforceable. Patent protection throughout the world is generally established on a country-by-country basis. Failure to obtain patents or failure to enforce those patents that are obtained may result in a loss of revenue to us. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not develop independently similar technology, duplicate our products or design around any of our patents or other intellectual property rights.

Our business could be harmed seriously if we fail to protect our intellectual property rights and proprietary technology adequately, if there are changes in applicable laws that are adverse to our interests, or if we become involved in legal proceedings relating to our intellectual property rights and proprietary technology or relating to the intellectual property rights of others. To the extent we are unable to protect our proprietary rights, competitors also may enter the market offering products substantially similar or identical to ours, which likely would have a negative impact on sales of our products.

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

Other companies may succeed in obtaining valid patents covering one or more of our business models or key aspects of our products or services. If so, we may be forced to obtain required licenses or implement alternative non-infringing approaches.

Our products are designed to comply with industry standards, such as DVD-ROM, DVD-Video, DVD-Audio and MPEG video. A number of companies and organizations hold various patents that claim to cover various aspects of DVD, MPEG and other relevant technology. We have entered into license agreements with certain companies and organizations relative to some of these technologies. For instance, we have entered into license agreements with Dolby’s licensing affiliate covering Dolby Digital Audio, with MPEG-LA (see “We may become involved in costly and time-consuming patent litigation” below) covering various aspects of MPEG-2 video compression technology, and with Thomson/Fraunhofer covering various aspects of MPEG-2 layer 3 (MP3) audio compression technology, among others. Such license agreements may not be sufficient to grant us all of the intellectual property rights necessary to manufacture, market and sell our products.

We may become involved in costly and time-consuming patent litigation.

We face risks associated with our patent position, including the potential need to engage in significant legal proceedings to enforce our patents, the possibility that the validity or enforceability of our patents may be denied, the possibility that third parties will be able to compete against us without infringing our patents and the possibility that our products or services may infringe patent rights of third parties. Budgetary concerns may cause us not to file or continue litigation against known infringers of our patent rights. Failure to reliably enforce our patent rights against infringers could make licensing more difficult.

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

Patent infringement litigation can be time consuming and costly, may divert management resources and could result in the invalidation of our intellectual property rights. If such litigation resulted in an unfavorable outcome for us, we could be subject to substantial damage claims and/or be required to cease production of infringing products, terminate our use of infringing technology, develop non-infringing technology and/or obtain a license agreement to continue using the technology at issue. Such license agreements might not be available to us on acceptable terms, resulting in serious harm to our business. Our use of technology asserted to be infringing could result in liability that threatens our continuing operations.

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims.

Although we attempt to limit our exposure to liability arising from infringement of third-party intellectual property rights in our license agreements with customers, we do not always succeed in obtaining the limitations we seek. If we are required to pay damages to or incur liability on behalf of our customers, our business could be harmed. Moreover, even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us, which could harm our business. Furthermore, even if we are not liable to our customers, our customers may stop buying our products or attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. Any of these results could harm our business.

Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

There is a substantial risk that competing companies will produce better or more cost-effective products, or will be better equipped than we are to promote products in the marketplace. A number of companies have announced or are delivering products that compete with our products. These companies include Adobe Systems Incorporated, Apple Computer Inc., ArcSoft Inc., BHA Group, Inc., Corel Corporation’s subsidiary, CyberLink Corp., Nero, AG, Network Technologies Incorporated, or NTI, Avid Technology’s Pinnacle Systems subsidiary. Many of these companies have greater financial and technological resources than we do.

Because our products are designed to comply with industry standards, to the extent that we cannot distinguish our products from those produced by our competitors, our current distributors and customers may choose alternate products or choose to purchase products from multiple vendors. We may be unable to compete effectively if we cannot produce products more quickly or at lower cost than our competitors.

We cannot provide any assurance that the industry standards on which we develop new products will allow us to compete effectively with companies possessing greater financial and technological resources than we have to market, promote and exploit sales opportunities as they arise in the future. Products that are designed to comply with standards may be viewed as interchangeable commodities by our customers. Additionally, accelerated product introductions and short product life cycles require significant expenditures for research and development that could affect adversely our operating results. Further, any new products we develop may not be introduced in a timely manner or in advance of our competitors’ products and may not achieve the broad market acceptance necessary to generate significant revenues.

Revenue derived from our professional DVD products and services has declined in recent years and may continue to decline.

We have experienced revenue declines in the professional segment and, absent the introduction and market acceptance of new formats such as Blu-ray Disc, we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred from 1998 to 2000. Although the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically; hence we do not expect that DVD production facilities will increase the rate of their capacity expansion. Instead, they may decrease the rate of their expansion resulting in a lower level of sales for us.

We may encounter significant challenges as our business depends increasingly on sales of consumer products.

We anticipate that our business will depend increasingly on sales of consumer products to generate additional revenue and grow our business, and that we will be subject to risks due to changing consumer demands, extensive competition that may result in price erosion, product liability litigation and/or product warranty concerns.

The general pattern associated with consumer products that we develop is one of higher sales and revenue during the winter holiday season. If we fail to achieve these higher sales and revenues our business, financial condition and operating results may be harmed.

Success in our consumer segment depends upon our ability to enhance and distinguish our existing products, introduce new competitive products with features that meet changing consumer requirements, and control our inventory levels, to minimize impact of sudden price decreases.

Moreover, our success depends on our ability to effectively sell our products in the consumer market. We sell our consumer products through bundling arrangements with our OEM customers, through direct channels (for example, our web store), as well as through retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Moreover, some of our non-OEM revenue opportunities are fragmented and take more time and effort to establish and maintain. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

With the growth in the Internet as a medium to download and purchase software, we expect to face increasing competition from smaller software providers.

The increasing popularity of the Internet as a medium to purchase software is enabling smaller software providers to distribute products with minimal upfront costs or resources. In the past, a substantial barrier to entry into the packaged software market for small-scale providers has been the need to manufacture, package and distribute software through a retail or commercial distribution chain. To the extent consumers increasingly purchase software over the Internet, we expect to face increased competition from small software development companies and programmers worldwide. Online software distribution has certain inherent advantages over physically packaged software, such as the reduction or elimination of manufacturing, packaging, shipping and inventory costs. New entrants that have business models focused on Internet distribution may have more favorable cost structures than companies such as ours that employ a multi-channel distribution network, which could give those competitors cost savings, pricing and profitability advantages.

Our revolving credit facility imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

Our revolving credit facility imposes significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, or merge or consolidate with other businesses. In addition, our revolving credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not hinder our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. We have been in violation of certain covenants set forth in our credit facility in the past and have successfully obtained waivers from the lender. There can be no assurance that, in the event of future violations, we will continue to be able to obtain such waivers. If a default occurs, the lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Currently, the borrowings under the credit facility are secured by a lien on substantially all of our assets.

Further, we may require additional capital in the future to expand our business operations, acquire businesses or replenish cash expended sooner than anticipated. Our current revolving credit facility may restrict us from obtaining additional capital or such additional capital may not otherwise be available to us on satisfactory terms, if at all.

We may be unable to utilize loss carry forwards in the future.

As of December 31, 2006, we have recorded deferred tax assets, net of valuation reserves, of approximately $2.1 million related to net operating loss carryforwards, $0.6 million of which we obtained through our acquisition of InterActual Technologies, Inc. The acquired federal net operating loss carry forwards are subject to annual use limitations under Code Section 382. The majority of our net operating loss carry forwards expire between 2011 and 2020. We may not be able to fully utilize our net operating loss carryforwards.

Our web store makes us vulnerable to third party operational problems and other risks.

We currently make our products available through web-based retail sites in North America, Europe, and Japan. These web-based retail sites are operated by third party resellers. Under these arrangements, our reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment). We sometimes refer to such organizations as “Outsourcers.”

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on our Outsourcers for smooth operation of our web store. Since our web store sales constituted approximately 18% and 18% of our revenues for the three and nine month periods ended December 31, 2006, any interruption of an Outsourcer’s service to us could have a negative effect on our business. If our Outsourcers were to withdraw from this business or change their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

Our products may contain undetected software errors or failures, especially when first introduced or as new versions are released, and we may need to modify significantly our products to correct these errors. Failure to achieve acceptance could result in a delay in, or inability to, receive payment. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources, increased service and warranty costs and related litigation expenses and potential liability to third parties, any of which could harm our business.

Our executive officers and other key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain qualified personnel.

Our success depends on the continued contributions of our executive management team, and our technical, marketing, sales, customer support and product development personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel. The loss of key individuals or significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been and is likely to continue to be highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons, among others:

•	future announcements concerning us or our competitors;

•
quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues that may result from certain customer relationships, as well as variations due to the timing of revenue recognition, including deferrals of revenue;

•	charges, amortization and other financial effects relating to any future acquisitions or divestitures;

•	introduction of new products or services or changes in product or service pricing policies by us or our competitors, or the entry of new competitors into the digital media software markets;

•	acquisition or loss of significant customers, distributors or suppliers;

•	changes in earnings estimates by us or by independent analysts who cover us;

•	issuances of stock under our current or any future shelf registration statement;

•	fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, CE and related industries;

•	delay in delivery to market or acceptance of new products;

•	disclosure of material weaknesses or significant deficiencies in our internal control over financial reporting or our disclosure controls and procedures or of other corporate governance issues;

•
costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights; and/or

•	impact of our stock option review and the related employee share-based compensation expense on our earnings per share.

In addition, stock markets in general, and those for technology stocks in particular, have experienced extreme price and volume fluctuations in recent years, which frequently have been unrelated to the operating performance of the affected companies. These broad market fluctuations may impact adversely the market price of our common stock. These fluctuations may be unrelated to our performance.

In the past, shareholders of various companies often have instituted securities class action litigation after periods of volatility in the market price of a company’s securities. In any such lawsuit, we could incur substantial legal fees and our management’s attention and resources could be diverted from operating our business in order to respond to the litigation.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act, including Section 404 thereof, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. We will continue to incur costs and use management resources to comply with Section 404 and other requirements. In order to satisfy these evolving corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover.

We anticipate the costs associated with the testing and evaluation of our internal controls will continue to be significant during the remainder of fiscal 2007 and fiscal year 2008 and may continue to be significant in future fiscal years as these controls are maintained and continually evaluated and tested.

Furthermore, changes in our operations and growth of our business complexity have required us to modify and expand our disclosure controls and procedures, internal controls and related corporate governance policies. Any future acquisitions and other changes in our operations likely will require us to revise further our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory inquiries and/or sanctions, our reputation may be harmed and our stock price may be adversely affected.

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

Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

We devote significant time and resources to qualify and support our software products on various computer platforms, including Microsoft and Apple operating systems. To the extent that any qualified and supported platform is modified or upgraded, or we need to qualify and support a new platform, we could be required to expend additional engineering time and resources, which may add significantly to our development expenses and adversely affect our operating results.

We are vulnerable to earthquakes, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities, are located in California and China, both of which are areas known for seismic activity. An earthquake or other disaster could result in an interruption in our business. Our business also may be impacted by labor issues related to our operations and/or those of our suppliers, distributors or customers. Such an interruption could harm our operating results. We are not likely to have sufficient insurance to compensate adequately for losses that we may sustain as a result of any natural disasters or other unexpected events.

ITEM 6. EXHIBITS

10.1	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008, by and between Sonic Solutions and Paul F. Norris*

10.2	Second Amendment to Loan and Security Agreement, dated September 28, 2007, by and between Sonic Solutions and Union Bank of California, N.A.*

10.3	Third Party Security Agreement, dated September 28, 2007, by and between InterActual Technologies, Inc. and Union Bank of California, N.A.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 25th day of February, 2008.

SONIC SOLUTIONS

/s/ David C. Habiger David C. Habiger President and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/s/ Paul F. Norris Paul F. Norris Executive Vice President and Interim Chief Financial Officer (Principal Financial/Accounting Officer)	February 25, 2008