Form 10-K
period 2007-03-31
SONIC SOLUTIONS/CA/
filed 2008-02-26
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 72870

SONIC SOLUTIONS

(Exact Name of Registrant as Specified in Its Charter)

California	93-0925818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Rowland Way, Suite 110,
Novato, California 94945

(Address of Principal Executive Office) (Zip Code)

(415) 893-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)(2) of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12(b)(2)). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2006, based upon the closing price of the Common Stock on The Nasdaq Global Select Market for such date, was approximately $370 million.(1)

The number of outstanding shares of the registrant’s Common Stock on February 25, 2008 was 26,353,277.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)	Excludes 1,689,987 shares held by directors, officers and ten percent or greater shareholders on September 30, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

i

Additional Information

References in this report to the “Company,” “Sonic,” “we,” “our,” or “us” mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2007, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2007” and “fiscal year 2007” each refer to the fiscal year ending March 31, 2007. Other references to “years” mean calendar years.

This Annual Report includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Annual Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	competing products that may, now or in the future, be available to consumers;
•	our plans to develop and market new products or services, including next-generation high definition products;
•	the demand for trends regarding and the impact on our business of next-generation high definition formats;
•	the number or nature of potential licensees for our products;
•	the strategic benefits of our patent program;
•	the growth of our web-based retail channels and the decline of revenues from professional products and services;
•	our expectations regarding trends in the personal computer (“PC”) and consumer electronics (“CE”) industries;
•	our expectations regarding non-traditional bundling arrangements;
•	our expectations regarding our QflixTM and technology licensing programs;
•	availability of additional financing to satisfy our working capital and other requirements;
•	our ability to improve our financial performance;
•	other competitive pressures;
•	expenses associated with our stock option review, litigation defense and financial restatement;
•	changes to improve our controls relating to the process of granting stock option and other deferred compensation awards;
•	future acquisitions and other business combinations, if any, effected by us or our competitors;
•	the impact of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	potential remedial actions under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); and
•	estimated tax credits available to us and tax rates applicable to us.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under the caption “Risk Factors” in Item 1A below and elsewhere in this Annual Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this Annual Report is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

Explanatory Note Regarding Restatement and Change in Accounting Policy

In this Annual Report, we are restating our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. In addition, this Annual Report includes a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discusses our restated results for fiscal years 2005, 2006 and 2007 and supersedes any MD&A sections included in previously filed annual reports on Form 10K to the extent applicable to those periods.

Prior fiscal periods have been restated to reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments, and (d) related tax adjustments.

Effective the third quarter ended December 31, 2006, we changed our policy on how we recognize original equipment manufacturer (“OEM”) royalty revenue. We applied this change in accounting policy retrospectively to fiscal year 2006 and to the quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

In our Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006, we restated our condensed consolidated balance sheets as of March 31, 2006, condensed consolidated statements of operations for the three and nine month period ended December 31, 2005, condensed consolidated statement of cash flows for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements.

We expect to file quarterly reports on Form 10-Q for the three months ended June 30, 2007 and the three and six months ended September 30, 2007 in the near future. These quarterly reports will contain restated financial information for the comparable periods of the prior year.

As previously disclosed in our Form 8-K accepted by the SEC on February 2, 2007, prior filed annual reports on Form 10-K and quarterly reports on Form 10-Q should no longer be relied upon.

Stock Options Accounting

On February 1, 2007, we filed a Form 8-K and announced that we had commenced a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by the audit committee (the “Audit Committee”) of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants.

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

Our former Chief Executive Officer (“CEO”), to whom authority to make grants to employees other than executive officers had been delegated until September 23, 2005, indicated that he and others involved in the option granting process focused on the quarterly financial reporting cycle as the primary driver of decisions and completion of associated documentation regarding the granting of options. These decisions were recorded in spreadsheets which were then used to generate option tables for financial statement footnotes as well as diluted share counts for our financial statements. These spreadsheets (the “Periodic Spreadsheets”), were sent to an outside accounting firm to perform the necessary calculations as we prepared our quarterly and annual filings and remained subject to change until the point of transmittal.

In early 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes. Thereafter, at a meeting of our board of directors held on September 23, 2005, the board adopted a resolution creating an employee options subcommittee of the compensation committee comprised of our CEO and Chief Financial Officer (“CFO”). The purpose of the employee options subcommittee was to: serve as administrator for our various option plans (except for option awards to executive officers and to members of our board of directors, which awards are subject to approval by the board of directors); report to the board and to the compensation committee of the board at each regular quarterly meeting concerning grants made by the employee options subcommittee during the prior quarter; and to propose suggested changes to our various option plans as necessary and appropriate. In early 2006, we transitioned recordkeeping with respect to our employee equity awards to an external service, E*Trade. Although grants issued after September 23, 2005 did involve better contemporaneous documentation of grant decisions, the Audit Committee determined that there were still some specific grants where the documentation was incomplete for financial reporting purposes.

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

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years (in thousands):

	Stock Option Review Adjustments
Fiscal Year Ended	Pre-Tax Share-Based Compensation Expense Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Total Pre-Tax Impact	Related Income Tax Expense (Benefit) Adjustments	Net Expense (Benefit) After-Tax Adjustments
March 31, 1998 (unaudited)	$60	$—	$60	$—	$60
March 31, 1999 (unaudited)	613	6	619	—	619
March 31, 2000 (unaudited)	1,175	218	1,393	—	1,393
March 31, 2001 (unaudited)	812	642	1,454	—	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	—	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	—	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	—	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	—	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006(1)	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

(1)	Prior to fiscal year 2006, we maintained a valuation allowance against our deferred tax assets. In fiscal year 2006, we reversed the majority of our valuation allowance against deferred tax assets due to our assessment, made at that time, that it was more likely than not the deferred tax assets would be realized. As a result of the restatement, we recorded additional deferred tax assets with respect to the periods covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of current year effect.

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

The following table summarizes the effects of the retrospective application of this change in accounting policy on our consolidated statements of operations for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the on-going current period charges to fiscal year 2007, as applicable (in thousands):

	As Restated
	Year Ended March 31, 2006	Three Months Ended
		June 30, 2006	September 30, 2006	Year Ended March 31, 2007
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$841
Decrease (increase) in costs	(14)	(207)	62	(237)
Tax benefit (expense)	433	(107)	219	(242)
Increase (decrease) in net income	$(649)	$161	$(328)	$362
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our consolidated balance sheets for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the on-going current period charges to fiscal year 2007, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(632)
Increase in deferred tax assets	$433	$327	$545	$242
Decrease in accrued expenses	$560	$554	$620	$449
(Increase) decrease in deferred revenue	$(366)	$(403)	$70	$(421)
Increase (decrease) in accumulated deficit(1)	$3,534	$3,371	$3,701	$(362)

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

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

Adjustments to Goodwill and Income Taxes Related to the Roxio CSD Acquisition

In December 2004, we acquired the assets of the Roxio Consumer Software Division (“Roxio CSD”), which included a Canadian subsidiary. During 2007, we filed income tax returns for the acquired Canadian subsidiary covering the period from April 1, 2004 to March 31, 2006. As a result of filing the Canadian income tax returns and a review of our original acquisition accounting, we made the following adjustments:

•	In fiscal 2005, we decreased goodwill by approximately $2.0 million and increased deferred tax assets, net of valuation allowance, to recognize deferred tax assets in the acquired Canadian subsidiary. These deferred tax assets relate to pre-acquisition net operating losses and other temporary items.
•	We recorded additional Canadian income tax expense for the fiscal years 2005 and 2006 of approximately $0.8 million and $0.3 million, respectively.
•	In fiscal year 2006, we reduced goodwill by $0.4 million and increased deferred tax assets for transactional costs incurred in connection with the Roxio CSD acquisition that are deductible for tax purposes.

The adjustments did not result in any changes to cash flows in these fiscal years.

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

	Net Income (Loss), As Previously Reported	Restatement Adjustments, Net of Tax				Net Income (Loss), As Restated
Fiscal Year Ended March 31,		Stock Options	Change in Accounting Policy	Other	Total
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$—	$—	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	—	—	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	—	—	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	—	—	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	—	—	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	—	—	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	—	—	(9,533)	1,551
Totals through March 31, 2004 (unaudited)		(21,006)	—	—	(21,006)
2005	8,542	(5,006)	—	(789)	(5,795)	2,747
2006	19,927	311	(649)	(255)	(593)	19,334
Fiscal Year 2007 Quarter Ended
June 30, 2006 (unaudited)	4,090	1,007	161	(257)	911	5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	—	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows:

	Diluted Earnings Per Share, As Previously Reported	Restatement Adjustments, Net of Tax				Diluted Earnings (Loss) Per Share, As Restated
Fiscal Year Ended March 31,		Stock Options	Change in Accounting Policy	Other	Total
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11
2006	$0.73	$0.03	$(0.01)	$(0.01)	$0.01	$0.74

Fiscal Year 2007 Quarter Ended
June 30, 2006 (unaudited)	$0.15	$0.04	$0.00	$(0.01)	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$0.00	$(0.02)	$0.00	$(0.02)	$0.08

Expenses Incurred in Connection with Options Review

We have incurred substantial expenses related to the review and analysis of the stock option grants, including approximately $6.7 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through December 31, 2007. We expect to incur substantial additional fees in connection with stock option matters.

PART I

Item 1. Business

Overview

We develop and market computer software related to digital media — that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”) as well as emerging formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, Blu-ray Disc and other formats;
•	recording data files on CD, DVD and Blu-ray Disc and other recordable disc formats;
•	editing audio and video programs;
•	playing DVD, Blu-ray Disc and other disc formats, as well as digital content from other storage media and portable devices;
•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;
•	managing digital media, file systems on PCs and other CE devices;
•	editing digital photographs and other images; and
•	backing up the information contained on hard disks attached to PCs and CE devices.

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

Professional

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

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVisionTM, and DVDit® product names and Sonic® and Roxio ProfessionalTM brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 6% of our net revenue for fiscal year 2007.

Consumer

Our consumer segment consists of components that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group.

•	Roxio Division — The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrackTM, Backup MyPC®, CinePlayer®, CrunchTM, Just!BurnTM, MyDVD®, MyTV To GoTM, PhotoSuite®, PopcornTM, RecordNow®, Roxio Copy & ConvertTM, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar” resellers). Since the Roxio CSD acquisition in December 2004, we have transitioned all of our consumer applications software products to the Roxio brand.
•	Advanced Technology Group — The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer, and QflixTM brand names. Customers of our Advanced Technology Group include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and the Advanced Technology Group into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons our management does not regularly review operating results broken out separately for the Roxio Division and Advanced Technology Group in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 94% of our net revenue for fiscal year 2007. See Note 11 to the consolidated financial statements included in this Annual Report for a summary of our financial data by business segment.

We were incorporated in California in 1986 and completed our initial public offering in 1994. Our principal executive headquarters are located at 101 Rowland Way, Suite 110, Novato, California 94945. Our telephone number is (415) 893-8000. Our fax number is (415) 893-8008. We maintain web sites at www.sonic.com and www.roxio.com.

Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other reports and filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our web site at www.sonic.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”).

DVD-Video and Related Optical Formats

Many of our products involve the creation or playback of DVD discs and related formats.

The DVD-Video optical disc format, introduced in 1996, offers high quality video, surround audio and extensive interactivity on a CD-sized disc. DVD-Video is built upon the DVD-ROM standard, which specifies a disc capable of storing a significantly greater amount of digital information than the earlier CD format. A single-layer, single-sided DVD-ROM disc holds 4.7 gigabytes of data, which equals more than 7 times the 650 megabyte capacity of a CD-ROM. A double-layer, double-sided DVD can hold up to 17 gigabytes of information, which equals more than 26 times that stored on a CD-ROM. The DVD-Video format utilizes this large capacity to offer content publishers and video consumers a compelling set of features and options, including:

•	High Quality Video — Video can be presented in the Moving Pictures Expert Group-2 (“MPEG-2”) compressed digital video format, and in multiple streams. DVD-Video’s perceived video quality significantly surpasses VHS cassette or broadcast television.
•	Theater Quality Audio — Audio for DVD-Video can be presented in compressed digital stereo and “surround” formats (in up to 8 user-selectable audio streams to support different language dialog tracks, or to allow stereo and surround versions of the same audio program). DVD titles, when presented in surround format, give consumers the same kind of audio experience as a feature film in surround-equipped theaters.
•	Interactivity — Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, DVD-Video has proven to be the most rapidly adopted consumer electronic format of all time, based on published industry statistics. By the end of 2006, over 1.1 billion DVD players had been shipped worldwide, including “set-top” players, video game console based players, and PC-based software players. In the United States more than 88 million homes had DVD players by the end of 2006.

Our products and technology are used to encode video, audio and graphics elements in the particular formats supported by the DVD-Video specification, to prescribe and specify disc navigation, which is the interactive behavior of the DVD title in response to user commands, and then to weave or “multiplex” together the encoded elements and navigation information in the particular manner required by the DVD video format. Sometimes, particularly in professional settings, this process is referred to as “DVD Authoring.” In other instances, particularly in consumer settings, it is referred to as “DVD Creation.”

Some of our products support other optical disc audio and video formats, including Video CD, DVD-Audio, and CD-Audio. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution Moving Pictures Expert Group-1 (“MPEG-1”) video. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. CD-Audio was the first widely-adopted digital audio format, introduced in 1982, making 5.25 inch optical discs the standard for distributing recorded music. CD-ROM is a data format that was introduced in 1985, and that began to create a PC data application for CD technology.

CD and DVD discs are available in both read-only, pre-manufactured versions, as well as in recordable versions. Recordable discs figure prominently in our consumer business because of the demand among a large portion of the PC and CE industries for disc creation software. There are a number of variations in recordable discs: for example, CD-R, DVD-R, and DVD+R refer to recordable discs that can be written only once; and CD-RW, DVD-RW, DVD+RW, and DVD-RAM refer to recordable discs that can be erased after writing to be written on again with different data. The “-” and “+” symbols refer to somewhat different physical recording strategies for DVD recording promoted by different consortia of companies that developed the underlying recording technology.

In the past few years there have been a number of proposals for new high definition video optical disc formats to extend and, ultimately, replace the DVD-Video format. At this time, two of these proposed formats have been introduced commercially: (1) HD DVD, a format developed by the DVD Forum, the trade association that developed and controls the DVD specification; and (2) Blu-ray Disc, a format originally developed by a consortium of companies led by Sony Corporation and now managed by the Blu-ray Disc Association (the “BDA”). We are a member of both the DVD Forum and the BDA.

Both of these high definition formats incorporate a blue reading laser, in contrast to the red laser used by standard DVD and CD players. Shorter wavelength blue light permits smaller “pits” to be recorded on and read from the disc, thereby increasing information capacity; data density is approximately quadrupled with use of a blue laser rather than a red laser. Both formats also employ other newly developed techniques, including improved error correction and improved multi-layer technology, to further increase data capacity well beyond that of the current DVD format.

While there has been significant competition between Blu-ray Disc and HD DVD, it now appears that Blu-ray Disc has emerged as the winner of the “format war” between itself and HD DVD. On February 19, 2008, Toshiba Corporation, the leading backer of the HD DVD format, announced that it was no longer going to develop, manufacture and market HD DVD players and recorders, although it does plan to continue to provide full HD DVD support and service.

Professional Products — Professional Products Group

Our Professional Products Group develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released packaged media titles in various formats to mass consumer markets worldwide. Our professional solutions are marketed and sold under the Scenarist, CineVision, and DVDit product names and Sonic and Roxio Professional brands.

Professional Customers

Our professional customers are mainly high-end film and video post-production facilities that process and prepare audio, video and film content for delivery across a variety of broadcast, broadband and mobile playback platforms. These facilities utilize our solutions to provide authoring services for DVD-Video and Blu-ray Disc and other formats as a major part of their businesses; the titles authored by our professional customers consist primarily of major feature film, entertainment, educational as well as business-to-business and business-to-consumer content.

Some of our professional customers are independent organizations that supply services to audio and video content holders and publishers; others are in-house facilities that are owned by particular content holders or publishers. Our professional customers range in size from relatively small organizations with few employees to major content creation facilities with thousands of employees. Our customers include independents, privately owned special interest companies, as well as facilities that are part of much larger public industrial, private, or non-profit organizations.

Professional Media Production

Our software tools enable professional customers to prepare DVD-Video, Blu-ray Disc and, to the extent it remains viable, HD DVD (which we sometimes refer to collectively as the “Formats”) titles for a variety of purposes, including private, one-off, independent and major commercial release packaged media distribution to mass market consumers worldwide. The software solutions we sell support some or all of the following processes:

•	Video Encoding — Our solutions support encoding of analog or uncompressed digital video into the various types of compressed digital video streams specified by the Formats, including: MPEG-1, MPEG-2, H.264 (“AVC”), and VC-1 in either standard or high-definition resolutions. Our encoding solutions integrate and accept a variety of professional input file formats and types and provide advanced user control of the encoding, quality assurance and “revisioning” workflow.
•	Audio Encoding — Our solutions encode audio as specified by the Formats, including compressed streams such as MPEG-2, DTS, and Dolby Digital Audio, as well as uncompressed Linear PCM audio for mono to “surround” audio presentation.
•	Format Authoring — Our solutions enable users to combine and organize individual encoded video, audio, graphics, still picture and sub-picture elements utilizing highly advanced navigation programming techniques including mark-up and/or Java programming languages to specify interactivity (i.e., the response an authored disc will provide based on user manipulation of a player front panel or remote control buttons).
•	Emulation — As part of the title creation workflow, we offer solutions that provide the ability to preview the results of authoring via a playback emulation system prior to the production of a final output disc image for replication purposes.
•	Formatting and Writing — At the conclusion of a typical authoring session, our solutions combine the navigation programming with the elementary audio, video, text, and graphic elements in the particular sequence required by the specification for each Format. This process, sometimes referred to as “multiplexing,” produces a finished disc image that can then be recorded to a recordable disc format such as DVD-R/RE/RW or BD-R/RE as well as a particular tape format or specialized file-set that can be read by the mastering systems at a replication plant to create a glass-master disc using high-powered lasers. It is the glass-master disc that is ultimately used to make the parts utilized by the replication pressing lines, which in turn are used to make commercially releasable discs.

Professional Product Lines

Scenarist

Originally introduced in 1996 to support DVD-Video authoring, Scenarist is our high-end suite of applications for authoring titles in all of the Formats. Scenarist is targeted at professional content producers who create packaged media content for major motion picture companies to release to mass-market consumers worldwide, as well as for business or independent content holders who create educational or special interest titles for specific audiences. Scenarist gives authoring professionals an expert level of control over the interactivity and feature sets of the titles they produce in the format of their choice. Scenarist is scalable to fit the immediate requirements of professional facilities and provides an easy upgrade path that allows the expansion of services as a business grows. For example, a facility may elect to publish content in only one format and thereafter expand services to support other formats as customer demand and business needs may require.

Scenarist Publisher

Authoring for high definition formats requires a facility to utilize highly technical and skilled authoring employees. At the same time, the demand for DVD-Video by Hollywood studios remains strong, while pressure to lower costs of production is ever-increasing. Authoring facilities need to balance the demands of DVD-Video authoring with the technical expertise required for high definition formats; expert authoring staff needs to be deployed on the high definition formats to meet growing demand, but simultaneously must maintain the DVD creation business. In recognition of the dynamic authoring demand for multiple Formats, our Scenarist Publisher product, built on the Scenarist DVD-Video format publishing engine, offers extensive “templating” capabilities to automate and eliminate much of the work involved in producing DVD-Video titles, thereby reducing costs and increasing the number of titles that a single facility can produce. A key for production of masters for our DVD-on-Demand program, Scenarist Publisher can be used by less-technical authoring engineers to create finished masters in the DVD-Video format containing the same level of interactivity and programming as is typical of a manually produced “Hollywood” title produced by an expert author, and all in significantly less time.

CineVision Encoding

CineVision encoding systems represent our high-end solution for encoding cinematic-quality audio and video assets in standard and high definition resolutions, for use with professional authoring systems such as Scenarist. CineVision is a comprehensive encoding platform designed for professional compressionists to create streams utilizing the various media encoding and decoding approaches supported by the Formats. CineVision includes workflow optimization and stream legalization as well as quality control tools to streamline the process of creating the cinematic quality image results that Hollywood demands for its consumer packaged media releases. We sell CineVision separately and in workstation bundles that include Scenarist authoring solutions.

DVDit and DVDit Pro HD

Originally introduced in 2000, our DVDit and DVDit Pro HD authoring solutions are specifically designed for video professionals who are not interested in and/or who do not possess expert format specification knowledge, but who wish to produce similar high quality professional-looking DVD-Video and Blu-ray Disc titles via an easy-to-use system. These products are primarily used to produce special interest, private, business-to-business or business-to-consumer and independent film titles by corporations, production companies, independent studios and individuals. DVDit and DVDit Pro HD feature convenient capabilities such as the ability to combine video, graphical, and textual elements to create menu assets that have a quality similar to menus that would normally be developed outside the authoring environment in separate graphic editing or video compositing applications. In addition to selling DVDit and DVDit Pro HD to end-users, we have marketed them through OEM agreements and as co-branded products with other companies who include or “bundle” them with their own products.

Professional DVD Market and Strategy

Market Channels for Professional Media Creation Systems

We divide the professional media creation industry market into the following three channels:

•	“Hollywood” Channel — This channel includes facilities that prepare film and video material for mass publication on commercial released packaged media in the Formats. It includes film and television studios, production companies, and other content owners, as well as independent video post production facilities and disc replicators that serve these content publishers.
•	“Corporate” Channel — Customers in this channel prepare titles for a variety of sales, training, and other communications purposes. The channel includes “in-house” video and production departments of corporate, industrial, non-profit or educational organizations, as well as independent video post-production facilities that specialize in serving corporate publishers.
•	“Multimedia” Channel — This channel includes developers of multimedia entertainment and educational titles intended for a mass audience. Our customers in this channel tend to use the Formats in conjunction with specialized computer software and, accordingly, their needs are more varied than those in the other channels.

Competition

A number of companies produce or have produced products that compete with some or all of our professional product offerings. These companies include:

Adobe Systems Incorporated	Sony Corporation
Apple Computer, Inc.	Toshiba Corporation
Corel Corporation’s Ulead subsidiary	ZooTech, Ltd.
Panasonic (Matsushita Electronic Industrial Co. Ltd.)

The market for our professional products is generally divided into three sectors. The first sector consists of high-end facilities, typically specialized content creation companies whose authoring services are the major profit center. Such companies employ staff members that are expert in the logical structure of the Formats. The second sector consists of corporate/in-house video facilities, typically companies that engage in authoring services as an add-on to their principal professional video or film production businesses. The final sector consists of desktop professionals, generally small businesses and individuals engaged in offering video production for events or other special occasions and offer authoring in conjunction with their overall service packages.

In the high-end sector, as described above, we hold a leadership position with our Scenarist brand authoring systems, which are used by the vast majority of specialized content creation companies. For DVD-Video authoring, Scenarist has relatively little or no commercial competition in this sector. For high definition format authoring in HD DVD and Blu-ray Disc, we compete with Toshiba (HD DVD) and Sony Pictures Entertainment (Blu-ray Disc), each of which has begun to commercially offer authoring solutions to this sector.

We typically experience more competition in the corporate/in-house and desktop professional sectors from companies such as Apple Computer and Adobe Systems, who bundle their authoring products with their value-priced video editing solutions for this space. In these two sectors, we bundle our products with video editing solutions for Window®-based PCs from manufacturers such as Avid Technology; we have no offering for Apple Macintosh-based computers in these sectors.

Most of our competitors have financial or organizational resources significantly greater than ours and/or greater familiarity than we do with certain production technologies.

Strategy

Our professional market strategy will continue to be based on the following elements:

•	Focus on the Needs of Professional Customers — Our authoring product and service offerings are focused on video and audio professionals whose primary concern is producing the highest quality content, in complete compliance with worldwide standards, with a high level of efficiency.
•	High Performance Tools — Our authoring and encoding tools offer professional users the highest levels of performance, in terms of power, processing sophistication and maximum production efficiency.
•	Flexible Configurations — Because we market to a wide range of professional customers, we have engineered our professional products to incorporate modular audio, video and authoring subsystems to make it easy for facilities to re-arrange title creation workflow quickly, and to comply easily with changing demands of their customers.
•	Range of Product Offerings — Professional customers typically need to author titles for a number of potential uses, including applications in corporate and industrial settings, as well as in delivery of mass entertainment such as feature films, videos, and recorded music. We have a broad range of professional products to meet the demands of varying professional applications and to fit the constraints of differing professional budgets.

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of specialized professional audio/video dealers. As of March 31, 2007, we employed six people in our field sales organization for professional products. Sales personnel are based in our headquarters offices in Novato and Santa Clara, California, in our offices in Burbank, California, London, England and Tokyo, Japan. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

Customer Support

We offer our professional customers the SonicCareTM maintenance program. Customers purchase annual SonicCare service contracts from us that depending on customer choice of options provide for:

•	ongoing software upgrades;
•	telephone support; and
•	preferential access to new products and new versions of software.

Customers typically add a one-year SonicCare option to their initial system purchase and a significant number of customers renew SonicCare after their first year.

Outlook

While we expect our professional products and services to continue to represent a significant source of revenue in the future, we have recently experienced revenue declines in this segment and, absent consumer adoption of the new high definition formats, we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated may continue to grow in future years, we do not expect that the number of titles published will expand as dramatically. Therefore, we do not expect that DVD production facilities will increase the rate of their capacity expansion and may instead decrease the rate of their expansion, resulting in a lower level of sales for us.

High Definition Formats

Our professional customers have exhibited significant interest in new high definition disc formats. In June 2005, we founded the High Definition Authoring Alliance (“HDAA”), a group comprised of high-end authoring facilities, producers, and replication companies who service the major motion picture companies, to work with us to study the workflow requirements of the new high definition packaged formats. Additionally, we formed an Advisory Group to the HDAA comprised of player manufacturers, technology vendors, and major motion picture companies who are working closely with us to facilitate testing of high definition player prototypes with HDAA member titles to check for compatibility issues prior to release to consumers. At the

National Association of Broadcasters convention in April 2006, we launched our Scenarist Workgroup, a suite of professional-use applications to create titles in both high definition formats. In 2007, we launched an effort to partner with third-party programmers who are interested in developing advanced interactive plug-ins for Scenarist Workgroup. Called the Extended Developer Group (“EDGe”), the program enables small companies and creative professionals to design and implement unique interactive components that professional authoring facilities can use as a template when they are authoring new high definition titles in both HD DVD and Blu-ray Disc. EDGe partner benefits include distribution of the plug-ins through our sales network. We also are developing technology components needed to support the new formats in our consumer application products and in our technology licensing programs.

Blu-ray Disc’s apparent victory in the “format war” between itself and HD DVD may have the effect of increasing the revenue level of our professional business. Of course, there can be no assurance that new high-definition formats will achieve widespread adoption. As of December 2007, in part due to the competition between Blu-ray Disc and HD DVD, consumer adoption of high definition formats was slow, resulting in limited title production by Hollywood studios and a lack of acceleration in the rate at which we sell professional authoring systems. In January 2008, we announced that we would be devoting our professional research and development efforts to Blu-ray Disc rather that HD DVD and on February 19, 2008, it became apparent that Blu-ray Disc would likely be the prevailing high-definition format. We expect that the degree to which Blu-ray Disc is able to achieve broader commercial adoption as a result of recent events will become clearer in the near future.

Consumer Application Products — The Roxio Division

Our consumer applications empower customers to perform a wide range of activities related to digital media. We offer our consumer products under a variety of product names, including BackOnTrack, Backup MyPC, CinePlayer, Crunch, Just!Burn, MyDVD, MyTV To Go, PhotoSuite, Popcorn, RecordNow, Roxio Copy & Convert, Roxio Easy Media Creator, Toast, VideoWave, WinOnCD, and others. The following table identifies our current major consumer application products. Most of these products are sold in a number of different versions and languages. Not all of our products are sold through all of our channels. Some of the products listed in this table became part of our business via acquisition. For every product listed, “year introduced” refers to what we believe was the year in which first commercial shipment of the product occurred, regardless of whether we or another company was then offering the product.

Application Name	Year Introduced	Key Functions	Customer Focus
WinOnCD (and Just!Burn)	1992	• DVD-Video authoring & burning	• Sophisticated Consumer in German market
		• CD-Audio burning
		• CD and DVD-ROM burning
		• Video editing
		• Photo editing
		• DVD-Video playback
		• Data Backup
		• CD and DVD copying**
		• Audio capture, editing, management and storage
		• DVD Playback
		• Disc Labeling
		• Organizing and management of digital media files

Toast	1994	• DVD-ROM burning	• Consumer, Macintosh users
		• CD-Audio burning
		• CD-ROM burning
		• Data backup

Application Name	Year Introduced	Key Functions	Customer Focus

PhotoSuite	1996	• Photo Editing	• Consumer

VideoWave	1997	• Video Editing	• Consumer

MyDVD	2000	• DVD Video creation & burning	• Consumer
		• DVD Slideshow creation
		• Video/Audio Format Conversion
Backup My PC	2001	• Data backup to tape/disc	• Individual Computer Users
RecordNow	2001	• CD-ROM burning	• Consumer
		• CD-Audio burning

CinePlayer	2001	• DVD-Video Playback	• Consumer

Roxio Easy Media Creator	2004 1997*	• DVD-Video authoring & burning	• Sophisticated Consumer
		• CD-Audio burning
		• CD-ROM burning
		• Video Editing
		• Photo Editing
		• DVD-Video Playback
		• Data Backup
		• CD and DVD Copying**
		• Audio capture, editing, management and storage
		• DVD Playback
		• Disc Labeling
		• Organizing and management of digital media files

Roxio Copy & Convert	2004	• CD and DVD Copying**	• Consumer
(previously called Easy DVD Copy)		• Movie compilation of discs and portable devices
		• DVD-Video playback
		• Disc labeling

Popcorn	2004	• DVD-Video copying**	• Consumer Macintosh users

BackOnTrack	2005	• Data backup and system restore	• Individual computer users

MyTV ToGo	2006	• Convert TiVo Series 2 and Windows Media Center TV recording video files into portable device formats like the Apple iPod and Sony PSP	• Consumer

Crunch	2007	• Video file conversion	• Consumer Macintosh users

*	A predecessor product — Easy CD Creator — was introduced in 1997. Easy CD Creator functionality is now included within Roxio Easy Media Creator.
**	Easy DVD Copy and Popcorn will not copy published DVD-Video discs protected with the encryption mechanism specified in the DVD standard. Our policy is to honor all standard copy protection mechanisms employed by content publishers. We encourage users of our software to respect copyrights and advise them in our materials not to engage in illegal copying of copyrighted works.

Consumer Applications Strategy

Our consumer applications are positioned to benefit from a number of trends in the PC and CE industries:

•	Rapid Growth in DVD Playback Units — Based on published industry statistics, by the end of 2006 over 1.1 billion DVD-Video playback units (including set-top players, game console-based players and PCs equipped with DVD readers) had been shipped worldwide.
•	Increasingly Powerful Central Processing Units Enable Low-Cost Video Encoding, Decoding and Editing – With the continued improvements in computer processing power, encoding, decoding and manipulating high-quality digital video is now commonplace.
•	Ubiquitous Digital Video and Photo – Prices for consumer digital video cameras continue to decline with entry level consumer digital camcorders now available for less than $399. Digital still cameras, which now boast image capture resolutions over 10 megapixels and increasingly incorporate digital video recording, were expected to sell over 82 million units in 2007. Digital video, in a variety of formats, has proliferated on the web and on PCs, and video sharing and viewing is now one of the most common activities among PC users.
•	Low-Cost, High-Capacity Solid State Memory — The explosive growth in digital camera sales has been made possible by low-cost, high-capacity memory cards, which replace film. Unlike film, however, pictures from memory cards are not developed — they generally must be moved to a PC to view, print, or upload to the internet, placing the PC in the middle of the digital photography revolution.
•	Availability of Lower Cost DVD Recording; Mass Adoption of CD- and DVD-Recorders — Since 2001 prices for PCs configured with DVD recorders have declined dramatically, accompanied by an equally dramatic increase in the number of PCs configured with DVD recorders shipped. We estimate that the average price in North America for a DVD recorder configured with a PC was approximately $49 in calendar year 2006, down from a price of approximately $700 as recently as 2001. We estimate that approximately 192 million PCs were shipped with DVD recorders in 2006, an increase from approximately 600,000 of such recorders shipped in 2001. In the same time-frame, CD-recorders have become an almost standard item on desktop and many notebook PCs.

Sales and Distribution for Consumer Application Products

As of March 31, 2007, we had 92 sales and marketing professionals responsible for our consumer application products, located at our headquarters in Novato and Santa Clara as well as in field and home offices in various locations around the world. These professionals assist us in planning the development “road map” for our products, develop marketing materials to position the products, and negotiate and conclude agreements with our various channel partners.

We distribute our consumer application products through four main channels: “bundling” arrangements with OEMs, volume licensing programs with entities, our own web store sales, and third party retail stores (both “bricks and mortar” and web-based).

OEM Bundling

A primary channel for our consumer applications software is including or “bundling” our products with compatible products sold by OEMs.

We believe that most consumers first become exposed to digital media software when they purchase a new PC or a CE device, such as a mobile phone, and begin to use the software that comes bundled with the PC or CE device. Some of these new users later add to their software capabilities via upgrades or add-ons, in many cases through web transactions or purchases at retail locations.

Our OEM customers (we sometimes refer to them as “Bundle Partners”) include our software as a value-added offering for their customers and they often pay us a royalty on each copy of our software shipped with their products (in most cases, we provide a single master copy of our software, which the Bundle Partner replicates as needed; occasionally we supply copies of our software separately imprinted on physical media). Typically the royalty paid is only a small fraction of the price for our software at retail. We enter into bundling arrangements because they generate revenue for us as well as create a large installed base of customers to whom we can sell upgraded, enhanced or different versions of our products.

We have bundling arrangements with a variety of Bundle Partners. The products with which our software is bundled include video capture and interface cards, DVD recorders, CD recorders, PC models that include DVD recorders, PC models that include CD recorders, PC models positioned as “multimedia” PCs, mobile phones and other devices. Many of our bundle deals permit us to capture customer registrations or to invite the customer to click through to our web site where we can offer additional products for sale directly.

We usually do not provide end-user support as part of our bundling arrangements, instead relying on our Bundle Partners to support the end-user customers. We typically do provide “second line” support to our Bundle Partners to back up their “first line” support of our products to their consumer-customers.

We maintain an engineering and delivery staff that concentrates on our Bundle Partners. OEM customers tend to be very sensitive to product quality and stability, and usually are focused on providing their end-user customers with a simple, elegant, and trouble-free experience. They often demand significant customization of our products to meet their particular requirements. Bundle Partners, particularly those with high volume businesses, require strict adherence to the release schedules of their product lines.

The following is a representative list of companies with whom we have current bundling arrangements and/or with whom we have bundled our software:

Adaptec, Inc.	Lenovo	Philips Group
ATI Technologies, Inc.	Matrox Electronic Systems, Ltd.	Pioneer Electronics
BTC	Melco PBL Entertainment	Plextor LLC
Buffalo Technology	Microgistix Inc.	Primera Inc.
Canopus Co. Ltd.	Microsolutions Inc.	Research In Motion (RIM)
Dell Inc.	Motorola Inc.	SanDisk Corporation
Fujitsu Services	NEC Corporation	Sharp Electronics
Hewlett-Packard Company	NEC CI Packard Bell	Sony Corporation
IBM	Nextel (Sprint) Corporation	Teac America, Inc.
Iomega Corporation	NVidia Corporation	Toshiba
Panasonic (Matsushita Electric Industrial Co., Ltd.)

Non-traditional Bundling Programs

Over the past few years we have begun to establish non-traditional bundling programs with some of our OEM customers and have promoted the concept of such arrangements to virtually all of our OEM customers. In such an arrangement, we reduce or eliminate the royalty due to us when a copy of our product is shipped by the Bundle Partner. In return the Bundle Partner actively promotes the purchase of an enhanced version of the bundled product, either at “point of sale” (that is the time and place at which end-user customers purchase a PC or other device) or after point of sale, and the resulting revenues are split between us and the Bundle Partner. The largest such program we have initiated to date is with our largest Bundle Partner, Dell, in which we have developed a number of versions of our products specifically for Dell’s customers, including a base version and a number of enhanced versions. The enhanced versions are marketed by Dell and by us to obtain favorable end-user upgrade decisions at the point of sale, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by Dell to its customers with a reduced royalty to us but the revenue from upgrade sales is split between us and Dell. We have contributed and will continue to contribute significant resources to this effort including, among others, (1) extra development resources to develop the various product versions required by the program, (2) enhanced customer support activities, and (3) enhanced marketing obligations, among others.

We believe that upgrade rates and resulting revenues of such non-traditional bundling programs will outweigh any royalty rate reductions and the resource commitments implicit in such programs. However, this alternate business model is subject to upgrade rate fluctuations and other variables, and actual results may be less than projected.

We also believe that non-traditional bundling arrangements are attractive, because they focus both ourselves and our Bundle Partners on revenue enhancement, rather than cost reduction. We hope to pursue a number of such programs in the future with Dell and with other OEMs.

Volume Licensing

We license our consumer applications software for use by corporate and institutional organizations on populations of in-house PCs. In many ways, volume licensing resembles our OEM bundle business: there is a single point of sale for a large number of copies of our software; the price per copy is usually set at a significant discount from retail price; often a single copy of our software is provided that the volume license customer then replicates for internal deployment. Volume license customers tend to be highly focused on product quality and stability as well as on a simple, elegant, and trouble-free user experience.

Web Store

We maintain a web-based retail store for our consumer application products (as well as for certain professional products). This channel is intended to meet retail demand for our consumer application products as well as to service upgrade orders for our products, including upgrades by customers acquired via our OEM bundling operations.

We currently make our products available through web-based retail sites in North America, Europe and Japan. These retail sites are operated by third party resellers. Under these arrangements, our reseller partners typically maintain sites that are branded as ours, provide the infrastructure to handle secure purchase transactions, and deliver the product (whether via web download or physical fulfillment).

We believe that our web-based retail channel has substantial growth potential over the next few years and that this channel will represent an increasing percentage of our overall consumer application software revenues. For fiscal years 2006 and 2007, sales through this channel constituted approximately 19% and 20%, respectively, of total revenues.

Given the opportunity we perceive in the area of web sales, we are currently devoting a significant amount of our resources to building enhanced web marketing capabilities.

Retail Channel

We distribute our consumer application products through a large number of retail partners — representing both traditional physical retail stores as well as catalog and internet stores. We estimate that more than 15,000 physical store locations worldwide sell at least one of our products. The following are representative of our major retail channel partners worldwide:

Amadeus	Fry’s Electronics	Office Depot
Amazon.com	Future Shop	Office Max
Apple	Hartlauer	PC Connection
Best Buy	Hastings	PCMall
BIC	Harvey Norman	Portable Shop
Birg	Insight	Radio Shack
BJs Wholesale	Interdiscount	Ratio
Business Depot	J&R Electronics	Sam’s Club
Buy.com	Kinkos	Saturn
CDW	Libro	Sibas/Computer City (Nordics)
Circuit City	Manor	Softchoice
CompUSA	Media Markt	Softwaredschungel
Conrad	Meijer	Staples
Cosmos	Metro C & C	Target
Costco Wholesale	Micro Center	Vobis
Dick Smith	Micro Warehouse	Wal-Mart
Dixon’s Group	Morawa	Yamaka Denki
eCost	New Egg	Yodobashi Camera
ExLibris	Niedermeyer
Fred Meyer	Office Centre

We promote our products in the retail channel through a variety of techniques, including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.

We often distribute our retail products through distribution partners. These distributors handle inventory, shipment to particular retail locations, and returns and stock rotation as required by our retail resellers. In North America, our major distribution partners are Navarre Corporation and Ingram Micro, Inc (“Ingram”). In Europe, we have multiple distribution partners, including GEM Distribution Ltd., Ingram, Koch Media GmbH, and Computers Unlimited SAS, which handle the majority of our European distribution volume. In Japan, our distribution partners are Sanshin Electronics Company, Ltd., Softbank Commerce Corporation, and Marubeni Corporation.

Competition for Consumer Application Products

The market for our consumer application products is very competitive. Digital media is thought to be a very interesting and high growth area of the PC industry and, as such, will likely attract more competition in the future. Both large and small companies produce video editors, photo editors, backup solutions and other products that compete with ours. Some of our direct competitors include Adobe Systems Incorporated, Apple Computer, Inc., ArcSoft, Inc., BHA Group, Inc., Corel Corporation (including its InterVideo subsidiary), CyberLink Corp., Nero, AG, Network Technologies Incorporated, or NTI, and Avid Technology’s Pinnacle Systems subsidiary. Many of our competitors have greater technical and financial resources than we do.

Technology Products — The Advanced Technology Group (“ATG”)

We also market our technology to permit other companies to build consumer software products of their own. We market many of our technology products under the Roxio AuthorScript, CinePlayer, and Qflix brand names.

AuthorScript makes available to software and hardware product developers our “under-the-hood” engines for producing DVD-Video discs (and related formats such as Video CD), HD DVD, Blu-ray Disc, and CD-Audio discs, as well as general data recording on CD, DVD, Blu-ray Disc and other media. For PC applications we include in AuthorScript the same processing software that underlies the authoring subsystems we provide in Roxio Easy Media Creator, DVDit, MyDVD, and RecordNow. We package this software with an Application Programmer’s Interface — that is, a top level mechanism permitting other companies’ software engineers easily to access our processing technology and integrate it with their own software applications.

In addition to disc production technology, we provide playback components for Blu-ray Disc, DVD-Video, CD-Audio, and similar formats. We formerly included playback technology under the AuthorScript brand, but we now generally market it under the CinePlayer brand. Additional components provided under the AuthorScript brand include video and audio encoding and decoding of various formats, such as MPEG, H.264, MP3, DivX, and Dolby Digital (AC-3).

We believe that ATG products complement and enhance our Roxio consumer application products, and are both a source of revenue and a point of strategic leverage for our company. Once a software product is developed using our core technology, it is quite difficult and possibly destabilizing to switch to another platform. We have packaged AuthorScript and CinePlayer in a way that is attractive to software developers, and we license the packages on terms that we believe are very reasonable. Given the complexity of the formats, it is usually more cost effective for a company to license our software than to develop it internally. We anticipate that the base of licensees will continue to grow as digital media creation technology spreads.

ATG also been working for several years on a technology called Qflix, which places industry-approved DVD copy protection (“CSS” or “Content Scramble System”) on recordable DVD media. This, for the first time, enables content owners to manufacture and deliver copy-protected DVDs directly to consumers “on demand.” The primary benefit of this is that the traditional costs associated with DVD manufacturing, distribution and inventory management are replaced by internet distribution of content and DVD burning systems, which can be located in retail establishments, or on a consumer’s PC or set-top box, as well as other manufacturing facilities. This makes it possible for retailers and content owners to make a much broader selection of DVD titles available to consumers without having to manage a large stock of physical inventory. We expect to generate revenue in the DVD on demand space by licensing Qflix specifications and intellectual property as well as software implementations to partners that are interested in deploying DVD on demand solutions.

Customers and Licenses

We market and sell our ATG products to the same OEM suppliers to whom we market and sell our Roxio consumer application products. We have licensed our software development kits to over one hundred companies including Adobe, AOL, Avid Technology, Broadcom, DivX Networks, Google, Hewlett-Packard, Kodak, Microsoft, Scientific-Atlanta, Sony, Texas Instruments, and Yahoo! Some of our licenses resemble a software bundling arrangement in which we receive a royalty on every unit shipped of our software. Some of the licenses include annual or one-time license fees, and some licenses involve custom development work for which we receive payment. Some of the licenses are broad development relationships through which the license partner receives source-level access and rights to participate with us in one or more of our ongoing development programs.

Consumer Electronics Markets for AuthorScript

We believe that our technology is applicable outside the PC software space, including, notably, to the CE industry. CE devices such as cell phones and personal digital assistants have become more powerful in terms of digital processing power, and an increasing portion of the behavior exhibited by CE appliances depends on software programming rather than on “hardwired” logic. In other words, we believe that the CE industry is beginning to resemble the present-day PC industry, with software companies playing a distinct and vital role in the development and delivery of value to customers. Moreover, we believe that the successful software companies will be those that can provide a highly compatible software experience bridging between digital media on CE devices and on PCs.

We are actively marketing our technology to CE device manufacturers, including companies that make the integrated circuits used by equipment manufacturers. Over the past few years we have announced licensing arrangements for our technology with Broadcom, Hitachi, Scientific-Atlanta, Texas Instruments, Sony, and other CE companies, including some in the automotive and mobile device markets. We believe that the CE industry will be an area of long-term growth for our company and intend to continue to invest in this part of our business.

Patent Program

With the acquisition of InterActual in early calendar year 2004, we initiated a formal patent management and commercialization program. From an operating point of view this program is conducted as part of our Advanced Technology Group with important assistance from certain members of our corporate strategy and legal groups.

Under our patent program we actively acquire patents in three different ways: (1) we identify patentable ideas that arise in the course of our internal development operations (we have established incentive programs to encourage our engineers to bring such ideas to our attention and to reward engineers for assisting in the sometimes arduous process of patent prosecution); (2) we assess and acquire patents as part of business acquisitions (for example, significant numbers of patents came to us as part of the InterActual and Roxio CSD acquisitions), and (3) we assess and may acquire solely patents and patent portfolios from other companies, although we have not made such an acquisition to date.

Under the patent program we continually monitor the status of our various patents and potentially patentable inventions, and decide whether and to what extent it is advisable to apply for, and then prosecute and maintain resulting patents. Our evaluation is focused on patents that yield strategic value in our software business; are, or might be, important in the operation of patent “pools” that typically accompany the development of the industry-standard formats that much of our software business touches; and might have economic value when deployed in businesses other than ours.

Our patent program is structured to generate revenues by: (1) granting limited licenses to our patents directly to other companies or consortia; (2) licensing the use of our patents in connection with licenses of our applications software or software technology; (3) including our patents in patent pools associated with industry standard digital media formats, and then participating in the resulting royalty streams; and (4) selling or licensing our patents (usually with the reservation of rights to use in our in-house products) to other companies or consortia. Under appropriate circumstances and in order to protect our intellectual property, we may litigate or bring other legal proceedings against third parties that infringe our patents.

We believe that our patent program can be both a source of strategic benefit as well as a source of additional revenues.

In January 2007, we announced the Qflix intellectual property and technology licensing program for the application of CSS to recordable DVD. CSS is the standard protection mechanism used in essentially all DVD players and on the majority of commercial, replicated DVDs. We have been very involved in the process of making it possible to use CSS on recordable media, allowing content to be distributed digitally and then recorded to disc in protected form in industrial, retail, and home environments. The Qflix program provides branding and certification for CSS recordable drives, CSS recordable media, and related components. The Qflix IP licensing pool includes key patents from Sonic and Pioneer Corporation. In September 2007 the DVD Copy Control Association, the licensing body for CSS, officially adopted changes to the CSS specification, clearing the way for Qflix products and services to be launched. We expect to receive ongoing payments, primarily from per-disc royalties and per-transaction fees from our Qflix partners.

Acquisitions

SystemOK, AB

On November 6, 2006, we acquired all of the shares of SystemOK, AB (“SystemOK”), a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expands our existing consumer product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery and backup applications. We believe the extended consumer product portfolio will help further establish the brand as a choice for a broad range of channel partners, including major retailers, etailers, OEMs, and resellers.

Consumer Software Division of Roxio, Inc.

On December 17, 2004, we entered into an Amended and Restated Asset Purchase Agreement (the “Amended Purchase Agreement”) with Roxio, Inc. for the Roxio Consumer Software Division (“Roxio CSD”) acquisition. The Amended Purchase Agreement amended and restated the Asset Purchase Agreement that we entered into on August 9, 2004. On December 21, 2004, we completed our purchase of the Roxio CSD.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we initially paid the seller $70.0 million and issued it 653,837 shares of our common stock (together, the “Purchase Price”) valued at $8.6 million plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004. In addition, the Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, we made a final payment to the seller in the amount of $2.2 million in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition.

Subsequent to completion of the Roxio CSD acquisition, we combined most of the operating organization of the Roxio CSD together with our Desktop Products Group and named the combined organization the “Roxio Division.”

Company Operations

Business Units

We use a matrix form of organization. In such an organization, many managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have three business units corresponding to our three product categories — the Professional Products Group, the Roxio Division and the Advanced Technology Group. The following table shows an allocation of our employees by major functional area and by business unit as of March 31, 2007. Employees whose responsibilities span multiple business units (e.g., corporate, accounting, strategic planning, and general services staff) are included in the “Corporate” classification.

	Professional Products	Consumer Products	Corporate	Total
Marketing & Sales	16	92	10	118
Engineering & Development	64	412	—	476
General & Administrative	12	43	85	140
Total	92	547	95	734

Marketing and Sales

Marketing and sales functions are handled by professional staff (118 in number as of March 31, 2007) who are primarily dedicated to their respective business units. They are responsible for planning and monitoring the development road map of the products falling in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end-users or dealers in the case of professional products, to bundle partners and channel participants in the case of consumer products, and to licensee developers in the case of technology products.

Our marketing and sales staff is located at our headquarters in Novato and Santa Clara, California and at our field offices in Burbank and San Luis Obispo, California; London and Milton Keynes, UK; Tokyo, Japan; Shanghai, China; and Taipei, Taiwan and in home offices in a number of locations around the world. On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our Richmond Hill, Canada office. We expect to incur severance-related costs of approximately $1.5 million and other one-time restructuring charges also of approximately $1.5 million in connection with this closing. We reduced our marketing and sales headcount by approximately 22 employees due to the Richmond Hill office closure as of January 31, 2008.

Engineering and Development

Our research and development staff, as of March 31, 2007, includes a total of 476 hardware and software engineers and technicians and technical specialists. We typically hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.

Our research and development staff is located principally at our headquarters in Novato and Santa Clara, California, and in our offices in Richmond Hill, Ontario, Canada; San Luis Obispo, California; Wayne, Pennsylvania; Wurselen, Germany; and in Shanghai and Hangzhou, China. Some of our engineers work remotely from their homes. We reduced our research and development headcount by approximately 57 employees due to the closure of the Richmond Hill, Canada office.

General and Administrative

General and administrative functions are handled by a staff of 140 people, most of whom are located at our corporate headquarters in Novato and Santa Clara, California. Corporate management, accounting and financial management, information services, and other services, including manufacturing and shipping, are all included in the general and administrative group. We experienced a general and administrative headcount reduction of approximately 5 employees due to the closure of the Richmond Hill, Canada office.

Since the adoption of the Sarbanes-Oxley Act, among other laws and regulations, an increasing number of costly requirements have been imposed on public companies. These laws and regulations have required us to spend, and likely will continue to require us to spend, a significant amount of money on compliance-related measures, including the engagement of advisers and consultants. Thus we expect general and administrative expenses, as a percentage of revenue, to increase, rather than decrease, in the future.

Employees

To a great degree, our success depends on our ability to recruit, retain and motivate engineering, technical, sales, marketing and operations professionals. Demand for technology professionals in our industry continues to be very strong. Moreover, our business is in what is perceived to be a “hot” area of the “high tech” industry. We have found that recruiting high caliber individuals is difficult and have had to expend considerable effort to do so.

No labor unions represent any of our employees. We have never experienced a work stoppage, slowdown or strike. We believe that our employee relations are good.

Revenue Concentration

The following table reflects sales to significant customers as a percentage of total sales.

	Percent of Total Net Revenue
	Years Ended March 31,
	2005	2006	2007
	As Restated
Dell	33%	20%	23%
Ingram	6%	10%	9%
Navarre	5%	12%	13%
Digital River	7%	17%	20%

Apart from the customers listed above, no other single customer accounted for 10% or more of our total net revenue during each of the past three fiscal years.

Backlog

Backlog is not a meaningful factor in our business and, even to the extent that we have backlog, we do not think it is a reliable indicator of future revenue levels.

Manufacturing and Suppliers

Manufacturing Consumer Application Products for Retail and Web Store Channels

We outsource the manufacture of our consumer software products for physical delivery through retail and web store channels. HP Software Publishing is our current primary supplier. HP Software Publishing provides services such as parts procurement, parts warehousing, product assembly and supply chain services. These services are provided to us from two primary HP locations: Nashua, New Hampshire, servicing North America; and Galway, Ireland, servicing Europe. Production services and supply chain logistics for Asia and the Pacific Rim are serviced by ModusLink, Taipei. HP and ModusLink are non-exclusive suppliers to us.

We select our suppliers based on their ability to provide high quality, responsive service, provide competitive costs and the capacity to scale up our volumes as necessary for product launches and seasonality requirements.

Our Roxio Division provides consumer software products as required by orders received from mainly retail distributors. Finished goods usually are produced and shipped within a week of receipt of order. Our supply chain vendors produce the finished goods, generate the required shipping and receiving documents, provide return goods documentation and reconciliation services.

Packaging design, maintenance of quality standards, documentation, localization, customer account management and invoicing are functions that are performed by our staff, mostly located in our Santa Clara and Novato, California facilities. We transfer creative box designs and software to our outsourced suppliers for duplication and distribution.

Manufacturing Professional Products

We manufacture or replicate copies of our professional software products on CDs and DVDs when our customers require physical delivery of our products.

Proprietary Rights; Intellectual Property

General Approach

We protect our proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures.

We generally sell our products subject to standard purchase and license agreements that restrict unauthorized disclosure of our proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

Patents

We own or license many patents and have a number of patent applications pending in the United States and foreign countries. We cannot be certain that our current or future patent applications will be granted, nor can we be certain that we can successfully prosecute claims against others based on our patents, or defend our patents against the claims of others. We believe that becoming involved in patent litigation can be quite expensive and is highly uncertain in terms of outcome.

The status of patent protection in our industry is not well defined, particularly as it relates to software and signal processing algorithms. In the past several years there has been a trend on the part of patent authorities to grant patents in audio and video processing techniques and, in particular, for software based techniques, with increasing liberality. Simultaneously, there has been a tendency on the part of some courts to invalidate patents granted by the patent authorities (for example, in the case of KSR v. Teleflex (April 2007), the U.S. Supreme Court enunciated a new standard of “obviousness” that most commentators believe will call into question many patents granted under the recent, liberal patent regime). Given the general confusion and imprecision in this area, we believe that it is quite possible that some of our present or future products might be found to infringe issued or yet to be issued patents. It is almost certain that we will be asked by patent holders to respond to infringement claims. If such patents were held to be valid, and if they covered a portion of our technology for which there was no ready substitute, we might suffer significant market and financial losses.

Further, our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently uncertain. While one group of companies has attempted to create a single licensing entity for this technology, it is not clear whether all relevant patent holding companies joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have endeavored to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing. However, not all of our OEM customers are willing to agree to the terms we seek, and, even if they agree, there is no assurance that such limitations in our bundling agreements will in fact reduce our exposure to liability.

As we have discussed (see “Technology Products — The Advanced Technology Group — Patent Program,” above), we have an active patent management program. Though patent prosecution and defense are subject to the risks mentioned above, we believe that a well run patent program can contribute to our overall strategy, and provide us with a significant revenue stream.

Trade Secrets

We rely to a great extent on the protection the law gives to trade secrets to protect our proprietary technology. Our policy is to request confidentiality agreements from all of our employees and key consultants, and we regularly enter into confidentiality agreements with other companies with whom we discuss our proprietary technology, financial issues, business opportunities and other confidential matters.

Despite trade secret protection, we cannot be certain that third parties will not independently develop the same or similar technologies. Despite contract and procedural measures, it is possible that third parties may improperly disclose or use our technologies. We also have significant international operations. Many foreign countries, in law or in practice, do not extend the same level of protection to trade secrets as does the United States.

Current Infringement Issues

In the past we have been advised of various claims for infringement of patents and trademarks of third parties. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. There is no guarantee that we are correct in this assessment. We regularly accrue certain reserves relating to shipments of products based on our assessment of what we may ultimately pay in royalties or other amounts to various patent holders. Our assessment in this regard may prove to be wrong, in which case we may be exposed to additional financial losses relating to patent infringements.

International Operations

We have for many years realized a significant portion of our revenues from sales outside the United States. In some fiscal quarters, non-U.S. revenue has constituted as much as 50% of our revenues. In the fiscal years ended March 31, 2005 and 2006, approximately 23% of our revenues came from sales outside the United States. In the fiscal year ended March 31, 2007, approximately 22% of our revenues were derived from sales outside the United States. We expect a similar percentage of our revenues will be derived from sales outside the United States in fiscal year 2008.

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

See Note 11 to consolidated financial statements included in this Annual Report for a summary of our operations within various geographic areas.

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

As described in the Explanatory Note Regarding Restatement and Change in Accounting Policy, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in this Annual Report, on February 1, 2007, we announced we had commenced a voluntary review of our historical stock option grant practices and related accounting. We focused our review on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through the present. The review was initiated by our management and was conducted by the Audit Committee of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants. Based on the results of the review, we concluded that certain stock options granted during the Review Period were not correctly accounted for in accordance with GAAP at the time those grants were made. As a result, we are restating our historical financial statements to record adjustments for additional share-based compensation expense relating to past stock option grants in accordance with SFAS No. 123R and APB No. 25, and related payroll taxes, penalties, and other related amounts, to record additional share-based compensation expense associated with options granted to consultants. In addition, we also recorded other adjustments that were previously considered to be immaterial.

Although we believe we have made appropriate judgments in determining the financial and tax impacts of this restatement, we cannot assure you that the SEC or IRS will agree with the manner in which we have accounted for and reported, or not reported, the financial and tax impacts. If the SEC or the IRS disagrees with our financial or tax adjustments or related disclosures and such disagreement results in material changes to our historical financial statements, we may be required to further restate our prior financial statements, amend prior filings with the SEC or take other action that is not currently contemplated.

To date, we have incurred significant expenses related to legal, accounting, tax and other professional services in connection with the review of our historical stock option granting practices and the related restatements, and may incur significant expenses in the future with respect to such matters, including litigation matters. As discussed in Note 7 to our consolidated financial statements included in this Annual Report, five shareholder derivative lawsuits and two putative class actions have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the price for our common stock. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may also not be covered by insurance.

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

With the exception of an ongoing IRS payroll tax audit, while we are not currently being investigated, it is possible that the SEC, Department of Justice (“DOJ”), the IRS or other governmental authority could initiate an investigation in connection with our historical stock option practices and related accounting. The period of time necessary to resolve any governmental investigations would be uncertain, and could require significant management and financial resources that could otherwise be devoted to the operation of our business, as well as considerable legal and accounting expenses. If any governmental investigation resulted in an adverse finding against us or any of our current or former officers or directors, we could be required to pay damages or penalties or have other remedies imposed upon us that could adversely affect our business, results of operations, financial position, cash flows and the market price of our Common Stock.

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

Although we were profitable for fiscal years 2005, 2006 and 2007, we have experienced one or more quarters in which we were not profitable, and you should not rely on the results for prior periods as an indication of future performance. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, we may not remain cash flow positive or generate net income in fiscal year 2008 or future years.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction and adoption of new, high definition, formats. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As a further example, we have expended significant time and effort to adapt certain of our products to be compatible with Microsoft’s Windows Vista operating system. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if new formats and technologies prove to be unsuccessful or are not accepted for any reason, there may be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

During the fiscal year ended March 31, 2007, approximately 23% of our revenue was derived from revenue recognized on licensing agreements with Dell, and approximately 9% and 13% of our revenue for fiscal 2007 was derived from revenue recognized on retail agreements from two national and international distributors, Ingram and Navarre, respectively. In addition, during our fiscal 2007, approximately 20% of our revenue was derived from revenue recognized on our reseller agreement with Digital River. On various occasions, Dell has made changes to its website that have reduced the rates at which Dell customers have purchased upgraded versions of our software. In such instances, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues based on such Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions which could affect adversely sales of our consumer products to Dell customers.

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

We depend on sales to customers outside the United States, in particular in Europe and Japan. Revenue derived from customers in these areas accounted for approximately 23%, 23% and 22% of our revenues in fiscal years 2005, 2006 and 2007, respectively. International sales historically have ranged from approximately 20% to slightly less than 50% of our total sales. We expect that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls, which could cause our business, financial condition and results of operations to be harmed.

We may incur losses associated with currency fluctuations and may not effectively reduce our exposure.

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates.

Also, as a result of recent acquisitions, particularly the Roxio CSD acquisition, as well as our general objective to increase our international capabilities, we have a greater international presence than before. As of March 31, 2007, we have nine major locations (defined as location with more than 15 employees) and employ approximately 371 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products and services outside the United States;
•	currency movements in which a foreign currency in which we incur expenses becomes stronger in relation to the U.S. dollar, thereby raising our expenses for the same level of operating activity;
•	import and export restrictions and duties, including tariffs, quotas, and other barriers;
•	delays resulting from difficulty in obtaining export licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;
•	liquidity problems in various foreign markets;
•	uncertainties and liabilities associated with foreign tax laws;
•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;

•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	difficulties in staffing, managing, and operating our international operations;
•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. law;
•	political and economic instability;
•	changes in diplomatic and trade relationships; and
•	other factors beyond our control, including terrorism, war, natural disasters and diseases, particularly in areas in which we have facilities.

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

As part of our efforts to enhance our existing products and services, introduce new products and services, grow our business and remain competitive, we have pursued, and we may pursue in the future, acquisitions of companies, products and technologies. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets.

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

We have recorded deferred tax assets, net of valuation reserves, of $2.3 million related to net operating loss carryforwards, $0.6 million of which we obtained through our acquisition of InterActual Technologies, Inc. The acquired federal net operating loss carry forwards are subject to annual use limitations under Code Section 382. The majority of our net operating loss carryforwards expire between 2011 and 2020. We may not be able to fully utilize our net operating loss carryforwards.

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

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on our Outsourcers for smooth operation of our web store. Since our web store sales constituted approximately 20% of our revenue in fiscal year 2007, any interruption of an Outsourcer’s service to us could have a negative effect on our business. If our Outsourcers were to withdraw from this business or change their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act, including Section 404 thereof, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. We will continue to incur costs and use management resources to comply with Section 404 and other requirements. In order to satisfy these evolving corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act, we have undertaken a comprehensive and costly evaluation of our internal controls. As a result of our evaluation, performed on the basis of the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria, management has identified a material weakness in our financial reporting for fiscal 2007, and has concluded that, based on the specified criteria, we do not maintain effective internal control over financial reporting as of March 31, 2007. See “Management Report on Internal Control Over Financial Reporting” at Item 9A.

We anticipate the costs associated with the testing and evaluation of our internal controls will continue to be significant in fiscal year 2008 and may continue to be significant in future fiscal years as these controls are maintained and continually evaluated and tested.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in leased office space in Novato, California, consisting of approximately 38,000 square feet under a lease that expires on January 31, 2010. We and our foreign subsidiaries lease additional space in various locations in the United States and abroad for local sales and product development. Our business segments, as reported in our consolidated financial statements, utilize our facilities throughout the United States and abroad.

All facilities are in good condition and we believe that our existing facilities are adequate to meet our requirements for the foreseeable future. See Note 7, “Contingencies, Commitments and Credit Facilities,” in the Notes to consolidated financial statements for more information about our lease commitments.

Item 3. Legal Proceedings

See Item 1, “Business — Company Operations — Proprietary Rights; Intellectual Property — Current Infringement Issues” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement and Related Proceedings — Related Proceedings — Legal Proceedings” for a discussion of certain outstanding legal proceedings.

In addition to the legal proceedings identified above, from time to time we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We made provisions for legal proceedings as appropriate. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to particular cases. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on The Nasdaq Global Select Market under the SNIC ticker symbol. As of March 31, 2007, there were approximately 113 registered holders of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are substantially more than 113 beneficial owners. The low price and high price of our common stock during the last eight quarters are as follows:

Fiscal Year 2006	Low Price	High Price
First Quarter	$13.70	$18.88
Second Quarter	$17.60	$21.82
Third Quarter	$14.00	$22.02
Fourth Quarter	$14.66	$20.30

Fiscal Year 2007	Low Price	High Price
First Quarter	$14.20	$18.47
Second Quarter	$13.25	$16.95
Third Quarter	$14.34	$17.81
Fourth Quarter	$13.74	$19.35

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

We did not repurchase any of our equity securities during the fourth quarter and fiscal year ended March 31, 2007.

Information relating to the securities authorized for issuance under equity compensation plans is set forth in Item 8 below.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act or the Exchange Act that might incorporate this Annual Report on Form 10-K or future filings made by us under those statutes, the following Stock Performance Graph shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock with the cumulative total return of of the Standard and Poors 500 Index and the Standard and Poors Information Technology Index. The total shareholder return reflects the change in share price during the period, assuming an investment of $100 on March 31, 2002 plus the reinvestment of dividends, if any. No dividends were paid on the common stock during the period shown. The stock price performance shown below is not necessarily indicative of future stock performance.

Measurement Period (Fiscal Year Covered)	Sonic Solutions	S&P 500 Index	S&P Information Technology
FYE 03/02	$100.00	$100.00	$100.00
FYE 03/03	76.00	75.24	67.34
FYE 03/04	256.67	101.66	97.01
FYE 03/05	200.67	108.47	94.60
FYE 03/06	241.47	121.19	107.39
FYE 03/07	188.00	135.52	110.72

Item 6. Selected Financial Data

We recently completed a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by our Audit Committee, comprised solely of independent directors, with the assistance of legal counsel and outside consultants. Based on the findings of this review, we are restating our historical financial statements to record additional cash and non-cash charges for compensation expense related to past stock option grants and related tax impacts.

The selected consolidated financial data has been restated as a result of the review, as well as with respect to the change in our revenue recognition policy and other adjustments. See the Explanatory Note included on page 4, the discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7, and Note 2 to consolidated financial statements, all included in this Annual Report.

The selected consolidated statements of operations data presented below for the three years ended March 31, 2007, and the selected consolidated balance sheet data as of March 31, 2006 and March 31, 2007, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report (restated as to 2006 and 2005), and should be read in conjunction with those financial statements. The consolidated statements of operations data for the years ended March 31, 2003 and March 31, 2004, and the consolidated balance sheet data as of March 31, 2003, March 31, 2004 and March 31, 2005, are derived from restated unaudited financial statements not included herein.

	Years Ended March 31,
	2003	2004	2005	2006	2007
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share amounts)
	Unaudited	Unaudited
Consolidated Statements of Operations Data:
Net revenue	$32,718	$56,853	$90,627	$147,608	$148,649
Cost of revenue	7,447	7,052	13,373	34,132	34,389
Gross profit	25,271	49,801	77,254	113,476	114,260
Operating expenses:
Marketing and sales(2)	10,569	16,143	22,547	35,606	33,304
Research and development(2)	11,376	22,733	33,299	44,157	44,513
General and administrative(2)	4,932	7,663	11,777	22,214	20,487
Acquired in-process technology	—	—	3,100	—	3,400
Abandoned acquisition	—	—	—	—	1,016
Business integration	—	—	2,190	336	—
Total operating expenses	26,877	46,539	72,913	102,313	102,720
Operating income (loss)	(1,606)	3,262	4,341	11,163	11,540
Interest income	96	214	998	1,271	2,845
Interest expense	(22)	(24)	(214)	(1,846)	(2,024)
Other income (expense), net	(143)	25	(607)	(431)	(40)
Income (loss) before income taxes	(1,675)	3,477	4,518	10,157	12,321
Provision (benefit) for income taxes	200	1,926	1,771	(9,177)	6,071
Net income (loss)	$(1,875)	$1,551	$2,747	$19,334	$6,250

	Years Ended March 31,
	2003	2004	2005	2006	2007
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share amounts)
	Unaudited	Unaudited
Basic and diluted net loss per share:
Net income (loss) per share – basic	$(0.11)	$0.08	$0.12	$0.78	$0.24
Net income (loss) per share – diluted	$(0.11)	$0.07	$0.11	$0.74	$0.23
Shares used in per share calculation – basic	16,391	20,459	23,347	24,750	25,982
Shares used in per share calculation – diluted	16,391	23,550	24,952	26,234	27,431
Balance Sheet Data (at year end):
Working capital	$4,925	$28,001	$13,112	$41,923	$35,789
Long term obligations(3)	$—	$75	$30,041	$30,002	$—
Total assets	$28,353	$70,945	$164,459	$214,336	$214,777
Shareholders' equity	$16,347	$51,287	$93,253	$137,482	$150,833

(1)	See Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy” in Notes to Consolidated Financial Statements.
(2)	Includes share-based compensation expense as follows:

Marketing and sales	$1,332	$3,257	$1,345	$3,846	$1,284
Research and development	365	2,724	1,527	3,460	740
General and administrative	1,010	2,195	1,620	2,928	741
Total share-based compensation expense	$2,707	$8,176	$4,492	$10,234	$2,765
(3)	Consists of long term capital lease and debt obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below in this Item 7 with respect to fiscal years 2005 and 2006 has been amended to reflect adjustments resulting from our voluntary review of our historical stock option grant practices and related accounting, the retrospective application of a change in accounting policy and other adjustments as described in the Explanatory Note Regarding Restatement and Change in Accounting Policy at the beginning of this Annual Report on page 2 and in Note 2 of Notes to Consolidated Financial Statements. For this reason, the data set forth in this Item 7 may not be comparable to discussions and data in our previously filed annual reports on Form 10-K. All dollar amounts are presented in thousands unless otherwise noted.

Certain Factors That Make Future Results Difficult to Predict; Certain Items to Remember when Reading Our Financial Statements

Our quarterly and annual operating results vary significantly depending on the timing of new product introductions, product enhancements by us and by our competitors, and the finalization of the terms of and deliveries under our larger software license agreements. Our results also depend on the volume and timing of our professional customer orders and on shipments of our original equipment manufacturer (“OEM”) partners, which are difficult to forecast. Because our professional customers generally order on an as-needed basis and we normally ship products within one week after receipt of an order, and because our OEM partners report shipments during or at the end of the period, we do not have an order backlog that can assist us in forecasting results. For these reasons, as well as those described under “Risk Factors,” in Item 1A above, our results of operations for any quarter or any year are a poor indicator of the results to be expected in any future quarter or year.

Our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts. As a result, operating results can be negatively affected if OEM partner shipments do not meet our forecast, if professional revenue generated in the last few weeks of a quarter or year do not meet our forecast, or if large license agreements are not finalized when forecasted.

Restatement and Related Proceedings

Restatement of Consolidated Financial Statements

We have restated our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended March 31, 2005 and March 31, 2006.

We have also restated the unaudited quarterly financial information and condensed financial statements for interim periods of fiscal year 2006, and the unaudited condensed financial statements for the quarters ended June 30, 2006 and September 30, 2006. These restatements reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments, and (d) related tax adjustments.

Effective October 1, 2006, we changed our method of recognizing OEM royalty revenue. We applied this change in accounting policy retrospectively to the fiscal year ended March 31, 2006, and the fiscal quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

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

Our former Chief Executive Officer (“CEO”), to whom authority to make grants to employees other than executive officers had been delegated until September 23, 2005, indicated that he and others involved in the option granting process focused on the quarterly financial reporting cycle as the primary driver of decisions and completion of associated documentation regarding the granting of options. These decisions were recorded in spreadsheets which were then used to generate option tables for financial statement footnotes as well as diluted share counts for our financial statements. These spreadsheets (the “Periodic Spreadsheets”), were sent to an outside accounting firm to perform the necessary calculations as we prepared our quarterly and annual filings and remained subject to change until the point of transmittal.

In early 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes. Thereafter, at a meeting of our board of directors held on September 23, 2005, the board adopted a resolution creating an employee options subcommittee of the compensation committee comprised of our CEO and Chief Financial Officer (“CFO”). The purpose of the employee options subcommittee was to: serve as administrator for our various option plans (except for option awards to executive officers and to members of our board of directors, which awards are subject to approval by the board of directors); report to the board and to the compensation committee of the board at each regular quarterly meeting concerning grants made by the employee options subcommittee during the prior quarter; and to propose suggested changes to our various option plans as necessary and appropriate. In early 2006, we transitioned recordkeeping with respect to our employee equity awards to an external service, E*Trade. Although grants issued after September 23, 2005 did involve better contemporaneous documentation of grant decisions, the Audit Committee determined that there were still some specific grants where the documentation was incomplete for financial reporting purposes.

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

No Intent to Decieve

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

Information Types Considered

We analyzed all available information for each option grant. In considering this information relating to each option grant, we reached the following general conclusions:

•	Board Minutes. For certain grants (primarily grants to board members and founders), board minutes (typically from board meetings held immediately after annual shareholder meetings) were considered to be definitive, reasonable and appropriate evidence of the best measurement dates for the grants in question.
•	Board Consents. Although not widely used, unanimous written consents of the board were similarly considered to be definitive, reasonable and appropriate evidence of the best measurement dates for grants described in such consents, subject to analysis of the date on which all board members had signed the consent.
•	Acquisition Dates. We evaluated the extrinsic information associated with certain company acquisitions and, except as described in Acquisition-Related Grants below, generally were able to conclude that the original Record Dates were reasonably supportable as the appropriate measurement dates for the options granted in connection with such transactions.
•	Individual Public Filings. Forms 3, 4 and/or 5 filed by grant recipients were considered to represent reasonable evidence of the existence of the underlying grants and to be a basis for establishing appropriate measurement dates. To the extent that the applicable Form was filed within two days of the Record Date described in the Form, we concluded that it is reasonable to consider this Record Date to be the appropriate measurement date. If, on the other hand, the Form was filed more than two days after the specified Record Date, we concluded that the filing date is an appropriate measurement date (absent information supporting an earlier date), but that the Record Date referenced in the Form is not, without additional reliable support, usable as the measurement date.

•	Employee Offer Letters. Based upon the specific facts and circumstances described in Hiring Grants below, we determined that certain of our offer letters triggered variable accounting treatment for a substantial portion of options issued to new employees during the Review Period.
•	Date of Hire. The hiring date (first day of work) was not, in itself, considered to be a valid measurement date, as there is no indication that our closing stock price on such dates was considered or memorialized in any way for stock grant purposes. However, as noted above with respect to employee offer letters, we determined that the date of hire may constitute the appropriate date for commencing variable accounting treatment for new hire grants, as described in more detail in Hiring Grants below.
•	Employee Action Forms. Our EAFs do not provide sufficient evidence to establish appropriate measurement dates. While EAFs sometimes refer to a number of shares to be granted, they typically do not contain exercise price information, and they contemplate that future actions will be necessary to finalize the granting process. Further, although in some instances our former CEO (who had full authority to grant options to non-executive officer employees prior to September 23, 2005) signed EAFs, he did not typically date his signature and EAFs, in contrast to offer letters, were not usually provided to, or countersigned by, grant recipients. In addition, it appears that we did not follow a consistent policy, practice or pattern with regard to our use and execution of EAFs in connection with the option granting process. Accordingly, even though in some instances it is possible to reasonably conclude that an EAF was approved or otherwise recognized by a particular date — for example, sometimes EAFs were date-stamped when submitted to our payroll department or to our external payroll service, Automatic Data Processing, Inc., for processing — it does not necessarily follow that this approval constituted the final act in granting underlying stock options. Based on the totality of the facts and circumstances, we concluded that, in the absence of additional extrinsic information, EAFs do not constitute a reasonable basis for establishing measurement dates.
•	Vesting Base Dates. Stock options that were granted would be assigned a “base date” which would be used to calculate time options were held for purposes of calculating vesting. Stock option vesting base dates did not generally coincide with grant dates (vesting often would be designated to commence prior to the option grant reflected in our records, and would often correspond with other events or milestones such as the date of a performance review or the first date of employment at Sonic), and based on all available information, we concluded that vesting base dates should not be considered to establish appropriate measurement dates for APB No. 25 purposes.
•	Signed Grant Notices. A signed and dated grant notice (which would contain the date of grant, number of shares, recipient identity and exercise price) would, absent contrary information, be considered to represent definitive evidence of a measurement date for the applicable grant. To the extent any such grant notices were available, they were, absent evidence to the contrary, used in determining the proper measurement dates for the grants in question. As a general matter, though, until we changed our processes in September 23, 2005, we did not issue or retain signed/dated grant notices.
•	Periodic Spreadsheets. We concluded that option grant measurement dates can often reasonably be established by the dates on which extrinsic evidence demonstrates the existence of a Periodic Spreadsheet in final form. For example, in each applicable period through September 23, 2005, our practice was to send final Periodic Spreadsheets to an outside accounting firm used by us to assist in the calculation of compensation expense, diluted outstanding shares, and other matters relating to our SEC filings. In some cases, we were able to find evidence of the dates on which we sent final Periodic Spreadsheets to the outside accounting firm; in other cases, we located evidence showing the dates on which final Periodic Spreadsheets were sent back to us by the outside accounting firm. Absent additional evidence suggesting a different measurement date should be used, we used the date of transmission of these spreadsheets to or from our outside auditors as evidence of a measurement date.
•	Company Public Filings. In instances where no earlier reliable information exists, we concluded that the required granting actions would have occurred with finality no later than the dates on which

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

Founder and Director Grants

The vast majority of grants to founders and directors were issued to coincide with our annual shareholder meeting. Grants of this type were typically authorized at our board meetings held immediately after our annual shareholder meetings, reflected in board minutes, and issued on the same date. We concluded that we have sufficient contemporaneous, extrinsic and reliable information to support and substantiate most of our founder and director Record Dates as appropriate measurement dates for purposes of APB No. 25 and other applicable literature. One exception to this general conclusion is that, in the single instance where we implemented the founders and directors grants agreed-upon at a board meeting by means of a subsequently- executed unanimous written consent, we concluded that the appropriate measurement date is the date of the final signature on the consent, rather than the original Record Date (which was the date of the meeting). In addition, a unanimous written consent was used to grant initial options to one of our directors when he was first elected to the board, and we concluded that the appropriate measurement date for that grant is the date that the final signature was added to the consent. Further, in one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Finally, our conclusions regarding certain salary reduction grants are described in Salary Reduction Grants below.

Non-Founder Section 16 Officer Grants

Prior to September 23, 2005, our CEO would typically make grants to our non-founder executive officer(s) who are considered “executive officers” for purposes of Section 16 of the Exchange Act in the same manner as he would for non-executive employees of the Company. Pursuant to the delegation to him under our various option plans, the CEO generally did not have express authority to grant options to Section 16 officers, as this power was reserved for the board. Nevertheless, these grants were made in a consistent fashion and it is apparent that our board was aware of these option grants and did not disapprove of them. Furthermore, we have disclosed these grants in filed proxy statements, periodic reports and other public documents, and the parties to these grants (both the Company and the Section 16 officer recipient) have consistently honored the terms of the grants over a large number of years.

We concluded that, based on the facts and circumstances, the most appropriate and reasonable approach to these grants is to apply all APB No. 25 criteria in the same manner as such criteria are being applied to grants to our non-management employees (see discussion Other Employee Grants below) — that is, to recognize and acknowledge the existence of these grants, but to change measurement dates where there is insufficient information to reasonably conclude that the original Record Date satisfies the requirements of APB No. 25.

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

Hiring Grants

We concluded that variable accounting is the most appropriate restatement methodology for initial grants to newly-hired employees made after December 15, 1998 and prior to the adoption of new procedures in September 23, 2005, other than in connection with acquisitions. This conclusion is based upon Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44 (March 2000), “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25,” which provides that “if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised.”

In reaching this conclusion, we considered the following facts and circumstances: (a) offer letters sent to new employees during this period were signed by our CEO, the same person who had full authority to make grants to such employees, (b) while the offer letters inform the new employees that an option grant will be made “shortly after” the commencement of employment, our actual practice — as reflected in our own grant records and documentation — was to make these initial grants over a significant period of time, up to several months after the start of employment, and (c) the offer letters, once signed by the employee, arguably constitute a legally binding commitment by us to issue option shares in the stated amount, as the grant obligation is not subject to any contingencies such as board approval. Under these facts and circumstances, we concluded that the most appropriate approach under APB No. 25 and FIN 44 is to treat the offer letters as constituting a grant at the initial hire date, with a subsequent repricing on a later date (whether the Record Date or an alternate measurement date determined as a result of the review).

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

Salary Reduction Grants

In March of 1998 and July of 2001, we offered salary reduction programs to certain of our senior employees. The programs allowed these employees to reduce their compensation and, for each dollar of reduced pay, the employee was entitled to an option to purchase one share of our common stock. For example, if an employee reduced his or her pay by $25,000, the employee was entitled to options to purchase 25,000 shares of our common stock. We never created any formal plans to document these programs, and formal board approval was not obtained, although a notation describing the 1998 salary reduction program was included in supporting materials provided to directors at the board meeting immediately prior to the reduction.

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

Acquisition-Related Grants

During the Review Period, we completed certain corporate acquisitions and, in connection with these transactions, issued certain option grants. Generally, these grants were described in offer letters signed by our then-CEO in which acquired employees were informed that they would receive the options at the time of closing of the relevant acquisition. These transactions include:

•	Daikin. At a January 24, 2001 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of Daikin Industries, Ltd. The transaction closed on February 27, 2001 and was announced on February 28, 2001. As part of the acquisition, key members of Daikin joined the Company and were issued options dated February 27, 2001, the date of acquisition, at the closing price of our stock on that date.
•	Veritas. At a November 1, 2002 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of the Desktop and Mobile Division of VERITAS Software Corporation. On November 13, 2002, we entered into the asset purchase agreement, and the transaction closed and was announced on December 18, 2002. At the time of the acquisition, we issued options to employees who joined the Company through this acquisition. These options were issued on December 18, 2002 and the exercise price was the closing price on that date.
•	InterActual. At a December 2, 2003 meeting, our board unanimously resolved to acquire InterActual Technologies, Inc., by way of merger. We entered into the definitive agreement on January 31, 2004, the transaction closed on February 13, 2004, and was announced on February 19, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company as a result of this transaction. These options were dated February 13, 2004 and the exercise price was the closing price on that date.
•	Ravisent. On May 29, 2002, we announced that we had entered into an agreement under which Axeda exclusively licensed its Ravisent software to us under terms that were essentially equivalent to ownership and, in connection with this transaction, we hired a number of Ravisent (Axeda) employees. Board minutes were not available but board materials dated May 28, 2002 indicate that the transaction closed Friday, May 24, 2002. Grants were issued on two different dates. One group of grants to 10 individuals was issued on May 28, 2002, with an exercise price equal to the closing stock price on that date. The other group of grants to 11 individuals was dated January 2, 2003, with an exercise price equal to our closing price on that date. For contractual reasons, Ravisent (Axeda) employees from the Pennsylvania office could not receive shares until January 2, 2003, their date of hire by us — accordingly, their options were issued on January 2, 2003, with the exercise price

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

Other

In a number of isolated cases, we identified accounting errors that we corrected in accordance with APB No. 25 and other applicable accounting literature, including miscellaneous situations involving acceleration of vesting, extensions of exercise periods for vested options, grants to consultants that were erroneously accounted for as if they had been made to employees, repricing previously issued grants, missed grants, and other “one-off” situations.

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

As a result of the options review, the Audit Committee additionally recommended, and our board of directors has adopted, certain other policies and procedures and actions with regard to stock option grants, including the following:

•	The board has revoked all prior delegations of authority for granting equity awards, including its September 23, 2005 delegation to the employee options subcommittee, which was comprised of our CEO and CFO.
•	All equity awards will be made by the Compensation Committee or the full board of directors at scheduled meetings (either live or telephonic). Both the Compensation Committee and the board of directors will continue to avoid, whenever practicable, using unanimous written consents in lieu of live or telephonic meetings. To the extent unanimous written consents are used, each signature will be paired with a “dated” line, which will only be dated with the date the signatory actually signs the document. Email or electronic signatures will be used when possible to facilitate accurate documentation.

•	Annual review grants to both non-Section 16 officers and Section 16 officers, and directors’ and founders’ grants, will occur once a year at a standard time (for example,at the Board meeting following the annual shareholders meeting). An exception process will be developed to deal with special needs and circumstances.
•	New hire and merit grants to non-Section 16 officers will occur at regular, predetermined intervals throughout the year. An exception process will be developed to deal with special needs and circumstances.
•	The Compensation Committee or the full board will receive, in advance of the relevant meeting, a written proposal of grants to be issued. The proposal will include all recipient names and positions, the number of shares proposed, the relevant plan, the vesting date and period, and a brief description of the business justification of the proposed award.
•	A finance department person will be made available to provide support and assistance to the Compensation Committee and the full board regarding equity grants.
•	The minutes for each applicable Compensation Committee or the full board meeting will document each decision relating to equity awards during the meeting in which decisions are made.
•	The Compensation Committee or the full board will designate management personnel to have primary responsibility, under the ultimate responsibility of the Compensation Committee and the board, to monitor our options processes to ensure that the processes contained in our incentive plans and the Compensation Committee’s charter are fully carried out with respect to each equity award. Management personnel will maintain, for a reasonable time, appropriate records of all equity awards proposed to the Compensation Committee or full board, whether approved or not.
•	To the extent not already in place, procedures will be established to ensure that our finance and accounting departments are timely advised of all equity grants and their terms, and to consider the accounting implications of each. In addition, to the extent not already in place, procedures will be established to ensure the adequate involvement of our human resources, finance and accounting departments in all employment arrangements that may have accounting implications.
•	Once approved, grants will not be modified except as expressly approved by the Compensation Committee or the full board. Approved awards will be promptly entered into our financial records and equity award database.
•	Our management has been directed to ensure that a training program is developed and implemented concerning:
•	the procedures and controls concerning equity grants; and
•	related accounting and legal implications.

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

As noted above, the measurement dates of options issued to members of our board of directors (“Director Options”) were generally not changed as a result of the review. In a few cases, though, measurement dates have been revised to dates on which our closing stock price was higher than on the original Record Date. In order to avoid any question surrounding the treatment of such options, all of the members of our board of directors, including the board’s chairman (formerly the Company’s CEO), voluntarily agreed: (a) for unexercised Director Options with adjusted measurement dates, to re-price such options so that the new exercise price matches the price of our stock on the new measurement dates; and (b) for exercised Director Options with adjusted measurement dates, to repay to us the net difference between the initial exercise price and the price of our stock on the new measurement dates. Further, our former CFO, who was our only non-director Section 16 officer during the Review Period until September 23, 2005, also voluntarily agreed to the same re-pricing and repayment terms, in each case tied to the aggregate dollar amount of the re-pricing and repayment, respectively, agreed to by the person with the next highest dollar amount of re-pricing and repayment, who was our board chairman and former CEO. The aggregate dollar amount of the re-pricing described in this paragraph totals approximately $276,000, and the aggregate dollar amount of the repayments described in this paragraph totals approximately $106,000.

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

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years (in thousands):

	Stock Option Review Adjustments
Fiscal Year Ended	Pre-Tax Share-Based Compensation Expense Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Total Pre-Tax Impact	Related Income Tax Expense (Benefit) Adjustments	Net Expense (Benefit) After-Tax Adjustments
March 31, 1998 (unaudited)	$60	$—	$60	$—	$60
March 31, 1999 (unaudited)	613	6	619	—	619
March 31, 2000 (unaudited)	1,175	218	1,393	—	1,393
March 31, 2001 (unaudited)	812	642	1,454	—	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	—	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	—	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	—	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	—	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006(1)	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

(1)	Prior to fiscal year 2006, we maintained a valuation allowance against our deferred tax assets. In fiscal year 2006, we reversed the majority of our valuation allowance against deferred tax assets due to our assessment, made at that time, that it was more likely than not that deferred tax assets would be realized. As a result of the restatement, we recorded additional deferred tax assets with respect to the periods covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of the current year effect.

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

The following table summarizes the effects of the retrospective application of this change in accounting policy on our consolidated statements of operations for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the on-going current period charges to fiscal year 2007, as applicable (in thousands):

	As Restated
	Year Ended March 31, 2006	Three Months Ended
		June 30, 2006	September 30, 2006	Year Ended March 31, 2007
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$841
Decrease (increase) in costs	(14)	(207)	62	(237)
Tax benefit (expense)	433	(107)	219	(242)
Increase (decrease) in net income	$(649)	$161	$(328)	$362
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our consolidated balance sheets for fiscal year 2006, and for the on-going current period charges to fiscal year 2007, and for the quarters ended June 30 and September 30, 2006, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(632)
Increase in deferred tax assets	$433	$327	$545	$242
Decrease in accrued expenses	$560	$554	$620	$449
(Increase) decrease in deferred revenue	$(366)	$(403)	$70	$(421)
Increase (decrease) in accumulated deficit(1)	$3,534	$3,371	$3,701	$(362)

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

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

Adjustments to Goodwill and Income Taxes Related to the Roxio CSD Acquisition

In December 2004, we acquired the assets of the Roxio Consumer Software Division (“Roxio CSD”), which included a Canadian subsidiary. During 2007, we filed income tax returns for the acquired Canadian subsidiary covering the period from April 1, 2004 to March 31, 2006. As a result of filing the Canadian income tax returns and a review of our original acquisition accounting, we made the following adjustments:

•	In fiscal 2005, we decreased goodwill by approximately $2.0 million and increased deferred tax assets, net of valuation allowance, to recognize deferred tax assets in the acquired Canadian subsidiary. These deferred tax assets relate to pre-acquisition net operating losses and other temporary items.
•	We recorded additional Canadian income tax expense for the fiscal years 2005 and 2006 of approximately $0.8 million and $0.3 million, respectively.
•	In fiscal year 2006, we reduced goodwill by $0.4 million and increased deferred tax assets for transactional costs incurred in connection with the Roxio CSD acquisition that are deductible for tax purposes.

The adjustments did not result in any changes to cash flows in these fiscal years.

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

	Net Income (Loss), As Previously Reported	Restatement Adjustments, Net of Tax				Net Income (Loss), As Restated
Fiscal Year Ended March 31,		Stock Options	Change in Accounting Policy	Other	Total
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$—	$—	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	—	—	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	—	—	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	—	—	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	—	—	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	—	—	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	—	—	(9,533)	1,551
Totals through March 31, 2004 (unaudited)		(21,006)	—	—	(21,006)
2005	8,542	(5,006)	—	(789)	(5,795)	2,747
2006	19,927	311	(649)	(255)	(593)	19,334
Fiscal Year 2007 Quarter Ended
June 30, 2006 (unaudited)	4,090	1,007	161	(257)	911	5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	—	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows:

	Diluted Earnings per Share, As Previously Reported	Restatement Adjustments, Net of Tax				Diluted Earnings (Loss) per Share, As Restated
Fiscal Year Ended March 31,		Stock Options	Change in Accounting Policy	Other	Total
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11
2006	$0.73	$0.03	$(0.01)	$(0.01)	$0.01	$0.74
Fiscal Year 2007 Quarter Ended
June 30, 2006 (unaudited)	$0.15	$0.04	$(0.00)	$(0.01)	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$0.00	$(0.02)	$0.00	$(0.02)	$0.08

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

Overview of Business

We develop and market computer software related to digital media — that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”) as well as emerging formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, Blu-ray Disc and other formats;
•	recording data files on CD, DVD and Blu-ray Disc and other recordable disc formats;
•	editing audio and video programs;
•	playing DVD, Blu-ray Disc and other disc formats, as well as digital content from other storage media and portable devices;
•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;
•	managing digital media, file systems on computers and other consumer electronic devices;
•	editing digital photographs and other images; and
•	backing up the information contained on hard disks attached to PCs and CE devices.

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

Professional

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

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVisionTM, and DVDit® product names and Sonic® and Roxio ProfessionalTM brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 6% of our net revenue for fiscal year 2007.

Consumer

Our consumer segment consists of components that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group.

•	Roxio Division — The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrackTM, Backup MyPC®, CinePlayer®, CrunchTM, Just!BurnTM, MyDVD®, MyTV To GoTM, PhotoSuite®, PopcornTM, RecordNow®, Roxio Copy & ConvertTM, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar” resellers). Since the Roxio CSD acquisition in December 2004, we have transitioned all of our consumer applications software products to the Roxio brand.
•	Advanced Technology Group — The Advanced Technology Group develops software and software components that it supplies to the other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer, and QflixTM brand names. Customers of our Advanced Technology Group include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. The Advanced Technology Group also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and the Advanced Technology Group into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management does not regularly review operating results broken out separately for the Roxio Division and Advanced Technology Group in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 94% of our net revenue for fiscal year 2007. See Note 11 to the consolidated financial statements included in this Annual Report for a summary of our financial data by business segment.

Net revenue for fiscal year 2007 was comparable to fiscal year 2006. International sales slightly decreased from 23% of net revenue for fiscal year 2006 to 22% of net revenue for fiscal year 2007. Approximately 23% of our net revenue for fiscal year 2007 resulted from sales to Dell. Sales to our domestic and international distributors, Digital River and Navarre, accounted for 20% and 13%, of our revenues, respectively. The loss of any of these customers or distributors would have a material adverse effect on our financial results.

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our Richmond Hill, Canada office during December 2007. We expect to eliminate approximately 84 positions in connection with the office closure and incur severance-related costs of approximately $1.5 million and other one-time restructuring charges of approximately $1.5 million.

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

Of the significant accounting policies described in Note 1, “Summary of Operations and Significant Accounting Policies” in Notes to consolidated financial statements, we believe the following are the most critical to aid in understanding and evaluating our financial condition and results of operations.

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

We evaluate long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition. As of March 31, 2007, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,”and supersedes APB No. 25. SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including stock options and Restricted Stock Units (“RSUs”), based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

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

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123. The restated financial statements in this Annual Report set forth restated share-based compensation measured using the methods contained in APB No. 25 or SFAS No. 123R in relation to employee stock options for the applicable periods.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 8 to consolidated financial statements for further information regarding these assumptions. The fair value of RSUs is equivalent to the market price of our common stock on the grant date.

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

In connection with our restatement of share-based compensation for fiscal years prior to fiscal year 2006 and fiscal quarters ended June 30 and September 30, 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note” immediately preceding Item 1 of this Annual Report for further information.

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

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for incomes taxes in our consolidated balance sheets and consolidated statements of operations.

Other Disclosures

Contingencies

As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 7, “Contingencies, Commitments and Credit Facilities,” in the Notes to consolidated financial statements, we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for fiscal years 2005 through 2007:

	Years Ended March 31,
	2005	2006	2007
	As Restated	As Restated
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	14.8	23.1	23.1
Gross profit	85.2	76.9	76.9
Operating expenses:
Marketing and sales	24.9	24.1	22.4
Research and development	36.7	29.9	29.9
General and administrative	13.0	15.0	13.8
Acquired in-process technology	3.4	—	2.3
Abandoned acquisition	—	—	0.7
Business integration	2.3	0.2	—
Total operating expenses	80.3	69.2	69.1
Operating income	4.9	7.7	7.8
Other income (expense)	0.2	(0.7)	0.5
Provision (benefit) for income taxes	2.1	(6.1)	4.1
Net income	3.0%	13.1%	4.2%

Fiscal Year 2005, As Restated, Compared to Fiscal Year 2006, As Restated (in thousands)

Net Revenue

	Years Ended March 31,
Net Revenues	2005	2006	Inc (Dec)%
		As Restated
Consumer products	$82,487	$136,354	$53,867	65.3%
Professional products	8,140	11,254	3,114	38.3%
Net revenues	$90,627	$147,608	$56,981	62.9%

Net revenue increased 63% from $90.6 million, as restated, for the fiscal year ended March 31, 2005 to $147.6 million, as restated, for the fiscal year ended March 31, 2006. The increase in net revenue was primarily due to a 65% increase in consumer product sales driven by revenue from product lines acquired in the Roxio CSD acquisition and higher sales to OEM partners. Professional products revenue increased approximately 38%, primarily due to $2.7 million in revenue recognized on sales of new high-definition DVD products introduced during fiscal year 2006. Net revenue for fiscal year 2006 includes $2.1 million in revenue recognized from the sale of patents acquired with the Roxio CSD acquisition during the quarter ended June 30, 2005.

	Years Ended March 31,
Net Revenues	2005	2006	Inc (Dec)%
		As Restated
United States	$69,997	$113,100	$43,103	61.6%
Export
Canada	224	262	38	17.0%
France	928	2,338	1,410	151.9%
Germany	2,896	2,181	(715)	-24.7%
United Kingdom	1,572	6,141	4,569	290.6%
Other European	2,987	4,530	1,543	51.7%
Japan	9,845	14,873	5,028	51.1%
Singapore	104	2,241	2,137	2054.8%
Taiwan	1,288	312	(976)	-75.8%
Other Pacific Rim	677	1,300	623	92.0%
Other International	109	330	221	202.8%
Net revenues	$90,627	$147,608	$56,981	62.9%

International sales accounted for $20.6 million, or 23% of our net revenue in fiscal year 2005 compared to $34.5 million, as restated, or 23% of our net revenue in fiscal year 2006. The increase in international sales in fiscal year 2006 was consistent with our overall increase in worldwide revenues.

Significant Customers

The following table sets forth sales to significant customers as a percentage of net revenues and the related accounts receivable as a percentage of total receivables:

	% of Total Revenues		% of Total Accounts Receivable
	Years Ended March 31,		March 31, 2006
Customer	2005	2006
		As Restated	As Restated
Dell	33%	20%	13%
Ingram	6%	10%	12%
Navarre	5%	12%	11%
Digital River	7%	17%	7%

No other customer accounted for more than 10% of our revenue for fiscal years 2005 and 2006. Revenue recognized from Dell was pursuant to various development and licensing agreements. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements assumed in connection with the business lines acquired with the Roxio CSD acquisition. Revenue recognized from Digital River was pursuant to a reseller agreement. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

Cost of Revenue  Cost of revenue consists mainly of the costs of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. Our cost of revenue as a percentage of net revenue increased from 14.8% in fiscal year 2005 to 23.1%, as restated, in fiscal year 2006. Cost of revenue increased primarily due to the higher costs associated with the consumer product lines acquired in the Roxio CSD acquisition. The increase is also due to the increase in amortization expense associated with the intangibles acquired as part of the Roxio CSD acquisition. We recorded $1.8 million and $5.1 of amortization in fiscal years 2005 and 2006, respectively.

Included in cost of revenue in fiscal year 2006 is $1.2 million of costs related to the sale of certain patents acquired with the Roxio CSD acquisition.

Gross Profit

	Years Ended March 31,
	2005	2006	Inc (Dec)%
		As Restated
Gross profit	$77,254	$113,476	$36,222	46.9%
Gross profit as a percentage of revenue	85.2%	76.9%	-8.3%

Our gross profit as a percentage of net revenue decreased from 85.2% in fiscal year 2005 to 76.9%, as restated, in fiscal year 2006, primarily due to the increase in cost of revenue as discussed above.

Marketing and Sales  Marketing and sales expenses consist primarily of employee salaries and benefits, travel, marketing and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased from $22.5 million, as restated, in fiscal year 2005 to $35.6 million, as restated, in fiscal year 2006. Marketing and sales represented 24.9%, as restated, and 24.1%, as restated, of net revenue for fiscal years 2005 and 2006, respectively.

The increase in marketing and sales expenses was primarily due to a $6.4 million increase in salary and benefit costs driven by the addition of 72 marketing and sales employees via the Roxio CSD acquisition, the related increase in promotional and advertising expenses of $3.1 million to support new products acquired in the Roxio CSD acquisition, and higher sales commissions associated with the overall increase in revenue and with the sale of certain patents acquired in the Roxio CSD acquisition. Further, we had a $1.3 million increase in facilities expenses attributable to the expanded operations resulting from the Roxio CSD acquisition. We recorded marketing and sales charges totaling $1.3 million and $3.8 million for share-based compensation expense and $0.1 million and $0.2 million for related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement in fiscal years 2005 and 2006, respectively.

Research and Development  Research and development expenses consist primarily of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased from $33.3 million, as restated, in fiscal year 2005 to $44.2 million, as restated, in fiscal year 2006. Research and development expenses represented 36.7%, as restated, and 29.9%, as restated, of net revenue for fiscal years 2005 and 2006, respectively.

Research and development expenses increased primarily due to a $7.0 million increase in salary and benefit costs and increased facility expense of $2.4 million. In December 2004, 113 research and development employees joined Sonic through the Roxio CSD acquisition. As a result of the restatement of fiscal years 2005 and 2006, we also recorded research and development charges of $1.5 million and $3.5 million for share-based compensation expense and $0.2 million and $0.1 million for related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement in fiscal years 2005 and 2006, respectively.

General and Administrative  General and administrative expenses consist primarily of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses increased from $11.8 million, as restated, in fiscal year 2005 to $22.2 million, as restated, in fiscal year 2006. General and administrative expenses represented 13.0%, as restated, and 15.0%, as restated, of net revenue for fiscal years 2005 and 2006, respectively.

General and administrative expenses increased in fiscal year 2006 primarily due to an $8.3 million increase in salary and benefit expenses related to the overall increase in our headcount from 296 at March 31, 2004 to 602 at March 31, 2005 to 637 at March 31, 2006 and a $2.4 million increase in professional service fees in fiscal 2006. During fiscal years 2005 and 2006, we incurred approximately $2.0 million and $1.5 million, respectively, in professional services expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act. Finally, as a result of the restatement of fiscal years 2005 and 2006, we also recorded general and administrative charges of $1.6 million and $2.9 million for share-based compensation expense and $0.3 million and $2.4 million for related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement in fiscal years 2005 and 2006, respectively.

Acquired In-Process Technology  Acquired in-process technology expense of $3.1 million for fiscal year 2005 included the write-off of in-process research and development acquired in connection with the Roxio CSD acquisition. We identified research projects ongoing at the time of the Roxio CSD acquisition for which technological feasibility had not been established and no alternative future use existed. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and the applying a percentage of completion to the calculated value.

Business Integration Expense  Business integration expenses represented costs incurred during the integration of the Roxio CSD business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1.4 million, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $0.7 million and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $0.1 million.

Interest Income, Interest Expense, and Other Expenses, Net  Other income in our consolidated statements of operations included the interest we earned on cash balances and short term investments and realized foreign currency gains. Interest income was approximately $1.0 million and $1.3 million for the fiscal years 2005 and 2006, respectively. Interest income increased as a result of our increased cash balances invested and rising interest rates. Interest expense for fiscal years 2005 and 2006 primarily consisted of interest expense of approximately $0.2 million and $1.8 million, respectively, relating to the interest due on the Union Bank of California N.A. Amended Credit Facility described under “Liquidity and Capital Resources” below. Other income and expense for fiscal years 2005 and 2006 included foreign currency transaction gains and losses. Other expense in fiscal years 2005 and 2006 also included write-downs of investments in other entities, which totaled approximately $0.1 million for both periods.

Provision for Income Taxes  We recorded an income tax provision in the amount of $1.8 million, as restated, in fiscal 2005 and an income tax benefit of $9.2 million, as restated, in fiscal year 2006. In fiscal year 2006, we reversed the majority of our valuation allowances against deferred tax assets due to our assessment that it is more likely than not that these deferred assets will be realized.

Fiscal Year 2006, As Restated, Compared to Fiscal Year 2007 (in thousands)

	Years Ended March 31,
Net Revenues	2006	2007	Inc (Dec)%
	As Restated
Roxio Division	$117,333	$122,326	$4,993	4.3%
Advanced Technology Group	19,021	18,088	(933)	(4.9%)
Total consumer products	136,354	140,414	4,060	3.0%
Professional products	11,254	8,235	(3,019)	-26.8%
Net revenues	$147,608	$148,649	$1,041	0.7%

Net revenue increased slightly from $147.6 million, as restated, for fiscal year 2006 to $148.6 million for fiscal year 2007. The increase in net revenue in fiscal 2007 was driven by a $4.1 million increase in consumer product revenues offset by a $3.0 million decrease in professional product revenue. Consumer product revenues increased due to higher revenue from new and existing OEM partners. The decrease in our professional products revenue was due to lower sales of standard definition DVD products and the content community’s slow adoption of new high-definition disc formats as a result of the continued competition between HD DVD and Blu-ray Disc. The decrease in the professional products revenue was also due to a change in revenue recognizable for the sale of software licenses when bundled with maintenance and support agreements. For the quarter ended December 31, 2006, we determined that we did not have VSOE for maintenance and support agreements associated with our professional products. Thus, beginning with the quarter ended December 31, 2006, we defer revenue associated with professional product software licenses when sold with bundled maintenance and support services and recognize the revenue over the maintenance and support period which is generally one year.

	Years Ended March 31,
Net Revenues	2006	2007	Inc (Dec)%
	As Restated
United States	$113,100	$116,371	$3,271	2.9%
Export
Canada	262	615	353	134.7%
France	2,338	1,275	(1,063)	-45.5%
Germany	2,181	3,038	857	39.3%
United Kingdom	6,141	3,821	(2,320)	-37.8%
Other European	4,530	4,579	49	1.1%
Japan	14,873	13,282	(1,591)	-10.7%
Singapore	2,241	3,682	1,441	64.3%
Taiwan	312	175	(137)	-43.9%
Other Pacific Rim	1,300	1,588	288	22.2%
Other International	330	223	(107)	-32.4%
Net revenues	$147,608	$148,649	$1,041	0.7%

International sales accounted for $34.5 million, as restated, or 23%, as restated, of our net revenue in fiscal year 2006 as compared to $32.3 million or 22% of our net revenue in fiscal year 2007. A decrease in international sales of our professional products, consistent with the overall decrease in sales of our professional products, contributed to a significant decrease in sales in France, United Kingdom, and Japan, offset by a significant increase in our sales of consumer products in the United States.

Significant Customers

	% of Total Revenues		% of Total Accounts Receivable
	Years Ended March 31,		March 31, 2007
Customer	2006	2007
	As Restated
Dell	20%	23%	10%
Ingram	10%	9%	11%
Digital River	17%	20%	12%
Navarre	12%	13%	12%

No other customer accounted for more than 10% of our revenue for fiscal years 2006 and 2007. Revenue recognized from Dell was pursuant to various development and licensing agreements. Revenue recognized from Digital River was pursuant to a reseller agreement. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements assumed in connection with the business lines acquired with the Roxio CSD acquisition. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

Cost of Revenue  Cost of revenue consists mainly of the costs of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. Our cost of revenue as a percentage of net revenue was 23.1%, as restated, of net revenue for fiscal year 2006, consistent with 23.1% for fiscal year 2007.

Gross Profit

	Years Ended March 31,
	2006	2007	Inc (Dec)%
	As Restated
Gross profit	$113,476	$114,260	$784	0.7%
Gross profit as a percentage of revenue	76.9%	76.9%	0.0%

Our gross profit as a percentage of net revenue of 76.9%, as restated, for fiscal year 2006 remained constant at 76.9% for fiscal year 2007.

Marketing and Sales  Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses decreased from $35.6 million, as restated, in fiscal year 2006 to $33.3 million in fiscal year 2007. Marketing and sales represented 24.1%, as restated, and 22.4% of net revenue for fiscal years 2006 and 2007, respectively. The decrease was driven primarily by a decrease in share-based compensation and related expenses. As a result of the restatement of fiscal year 2006 and certain fiscal year 2007 periods, we included in marketing and sales $3.8 million and $1.3 million of share-based compensation expense, and $0.2 million and $0.8 million related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement for fiscal years 2006 and 2007, respectively. Additionally, fiscal year 2006 included $0.5 million in commission expense associated with the sale of certain patents acquired with the Roxio CSD acquisition. Marketing and sales headcount decreased from 158 at March 31, 2006 to 118 at March 31, 2007. We anticipate that marketing and sales expenses may increase in the future due to higher promotional spending to support new product initiatives.

Research and Development  Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased slightly from $44.2 million, as restated in fiscal year 2006 to $44.5 million in fiscal year 2007. Research and development expenses represented 29.9% of net revenue for fiscal years 2006 and 2007.

Salaries and benefits costs increased by approximately $3.2 million and headcount grew from 394 at March 31, 2006 to 476 at March 31, 2007 as we expanded our research and development team in China. Computer software and supplies increased by $0.8 million. These increases were partially offset by a $1.3 million reduction in expenses incurred to translate and otherwise create localized versions of our products driven by a change to a lower cost localization vendor and decreased share-based compensation and related tax expense in fiscal year 2007. As a result of the restatement of fiscal year 2006 and certain fiscal year 2007 periods, research and development expenses included $3.5 million and $0.7 million of share-based compensation expense, and $0.1 million and $0.4 million of related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement, in fiscal years 2006 and 2007, respectively.

General and Administrative  General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses decreased from $22.2 million, as restated, in fiscal year 2006 to $20.5 million, in fiscal year 2007. General and administrative expenses represented 15.0%, as restated, and 13.8% of net revenue for fiscal years 2006 and 2007, respectively.

General and administrative expenses decreased primarily due to lower share-based compensation and related charges in fiscal year 2007. General and administrative expenses include $2.9 million and $0.7 million of share-based compensation expense, and $2.4 million and $0.7 million of related payroll tax, Section 409A expense and other miscellaneous charges for fiscal years 2006 and 2007, respectively. Other items affecting the change in general and administrative expenses included:

•	Personnel related expenses increased approximately $1.1 million in fiscal year 2007 due to an increase in general and administrative headcount from 86 at March 31, 2006 to 140 at March 31, 2007.

•	Fiscal year 2006 included the release of $1.3 million of reserves related to the allowance for returns and discounts as a reduction to general and administrative expenses following an analysis of reserves acquired in the Roxio CSD acquisition.
•	During fiscal 2007, we reduced reserves for contingent legal liabilities by approximately $0.7 million, net of acquired contingent liabilities due to favorable developments in certain potential claims.
•	We incurred approximately $0.6 million in professional service fees in connection with our voluntary review of historical stock option grant practices and related accounting.
•	In fiscal 2007 we recorded a charge of $0.3 million due primarily to a reduction in value added tax (“VAT”) receivables as a result of a VAT audit in a foreign subsidiary.

We anticipate that general and administrative expenses will increase in fiscal year 2008, primarily due to professional fees and other expenses associated with our voluntary review of historical stock option grant practices and related accounting.

Business Integration Expense  During fiscal year 2006, business integration expenses related primarily to costs incurred to complete the integration of the Roxio CSD business into our existing operations. We did not incur any business integration expenses during fiscal year 2007.

Abandoned Acquisition Expense  Abandoned acquisition expenses in fiscal year 2007 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Interest Income, Interest Expense, and Other Expenses, Net  Interest income in our consolidated statements of operations included the interest we earned on cash balances and short term investments. Interest income was approximately $1.3 million and $2.8 million for the fiscal years 2006 and 2007, respectively. Interest income increased as a result of higher average cash and short-term balances invested and rising interest rates. Interest expense for fiscal years 2006 and 2007 primarily consisted of interest expense of approximately $1.8 million and $2.0 million, respectively, relating to the interest due on the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expenses for fiscal years 2006 and 2007 included foreign currency transaction gains and losses.

Provision for Income Taxes  We recorded an income tax benefit in the amount of $9.2 million, as restated, in fiscal year 2006 and an income tax provision of $6.1 million in fiscal year 2007. In fiscal year 2006, we reversed the majority of our valuation allowances against deferred tax assets due to our assessment that it is more likely than not that these deferred assets will be realized.

Acquisitions

On December 17, 2004, we completed our purchase of the Roxio CSD. Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. Under the terms of the Amended Purchase Agreement, we initially paid the seller $70.0 million in cash and issued 653,837 shares of our common stock valued at $8.6 million (together, the “Purchase Price”), plus an aggregate of approximately $2.3 million representing certain additional amounts payable under the Amended Purchase Agreement pursuant to working capital and channel inventory adjustment calculations. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004, the date of the original Purchase Agreement and announcement of the purchase. In addition, the Amended Purchase Agreement anticipated certain potential additional adjustments of the cash portion of the Purchase Price based on final working capital calculations. During the fourth quarter of fiscal year 2006, we made a final payment to the seller in the amount of $2.2 million in connection with the finalized working capital calculations and as a settlement of other obligations related to the acquisition. Two hundred and twelve former Roxio CSD employees joined Sonic. The majority of the employees are located in Santa Clara, California and Richmond Hill, Canada.

On November 6, 2006, we acquired all of the shares of SystemOK, a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until the resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expands our existing consumer product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery, and backup applications. We believe the extended consumer product portfolio will help further establish the brand as a choice for a broad range of channel partners, including major retailers, etailers, OEMs, and resellers.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our product. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash and cash equivalents and short-term investments. As of March 31, 2006 and 2007, we had cash, cash equivalents and short term investments of $61.1 million and $64.3 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $23.2 million in fiscal year 2006 and $18.7 million in fiscal year 2007. Significant sources of cash in fiscal year 2006 were: net income of $19.3 million inclusive of non-cash charges of $9.6 million and $10.2 million for depreciation and amortization expense and share-based compensation, respectively, and $12.3 million tax benefit from our employee stock option plans. The depreciation and amortization expenses increased primarily due to the amortization associated with the Roxio CSD acquisition. The share-based compensation and tax benefit from our employee stock option plans amounts were primarily due to the restatement associated with the voluntary stock option review. Significant uses of cash in fiscal year 2006 were: increase in provision for returns and doubtful accounts of $3.6 million, due to the increase in required reserves, increase in prepaid expenses and other assets of $2.7 million associated with various operating expenses, increase in deferred income taxes of $24.3 million, primarily as a result of the release of a valuation reserve against deferred tax assets and the restatement associated with the voluntary stock option review.

Significant sources of cash in fiscal year 2007 were: net income of $6.3 million inclusive of non-cash charges of $9.4 million, $2.8 million, and $3.4 million for depreciation and amortization expense, share-based compensation, and acquired in-process technology, respectively. The depreciation and amortization expenses are primarily associated with the Roxio and SystemOK acquisitions, and the acquired in-process technology expense is associated with the SystemOK acquisition. Significant uses of cash in fiscal year 2007 were: decrease in accrued liabilities of $3.2 million resulting from timing of payments on various liabilities, and a decrease in deferred revenue due to recognition of previously deferred amounts.

We used $44.9 million and $14.5 million of cash in investing activities in fiscal years 2006 and 2007, respectively. During fiscal 2006, net purchases of short term investments totaled $42.4 million. During fiscal year 2007, net purchases of short term investments totaled $4.9 million and we used $7.3 million for the purchase of SystemOK.

We generated $5.8 million in cash from financing activities during fiscal year 2006 and used $5.8 million during fiscal year 2007. Proceeds from the exercise of stock options generated the cash provided by financing activities in fiscal year 2006. During fiscal year 2007, we received $2.7 million from the exercise of stock options and made a $10.0 million payment on our credit facility with UBOC.

Our working capital decreased $6.1 million from $41.9 million at March 31, 2006 to $35.8 million at March 31, 2007. The decrease in working capital was primarily due to the reclassification of our borrowings under the UBOC bank note from long term to short term. The UBOC bank note expires and is due on March 31, 2008. Our ratio of current assets to current liabilities declined from 1.9:1 at March 31, 2006 to 1.6:1 at March 31, 2007.

In February 2004, we filed a Form S-3 Registration Statement, as amended, with the SEC to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80 million. The registration statement was declared effective by the SEC. In June 2004, we completed an underwritten public offering of 1.3 million shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25.3 million under an existing

Form S-3 Registration Statement. We received net proceeds of approximately $23.9 million after deducting underwriting discounts and expenses associated with the offering.

On December 13, 2004 we entered into a Loan and Security Agreement with UBOC that provided for a three-year revolving credit facility. On December 20, 2005, we entered into the First Amendment to the Loan and Security Agreement (the “Amended Credit Facility”) which provided for $30.0 million of available funds for general corporate purposes. The Amended Credit Facility also clarified certain Credit Facility terms, amended the required leverage ratio and provided for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of March 31, 2007, the interest rate was 6.82%.

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant under the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our options review.

Subsequent to December 31, 2006 we did not file quarterly and annual financial statements in a timely manner as required under the Amended Credit Facility. Additionally, based on preliminary financial results, we determined that we were unlikely to meet the quarterly net profit covenant for the quarter ended June 30, 2007 and the required leverage ratio as of June 30, 2007. As a result of these issues, we entered into a Second Amendment to the Loan and Security Agreement with UBOC on September 28, 2007. The Second Amendment extended the maturity date of the Amended Credit Facility to March 31, 2008, provided waivers for violations of the reporting covenants and anticipated June 30, 2007 financial covenant violations, modified financial covenants and further restricted payment of dividends and distributions. The Second Amendment did not waive the quarterly net profit covenant violations for the quarters ended December 31, 2006 and March 31, 2007 as such violations were not known at the time.

As of March 31, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the agreement. We have not yet determined whether we will seek a further extension under the existing agreement, enter into a new credit facility agreement, or pay the outstanding balance in full upon expiration on March 31, 2008.

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

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future payments at March 31, 2007 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating and capital leases(1)	$13,006	$4,550	$8,456	$—	$—
Debt obligation(2)	21,364	21,364	—	—	—
Total	$34,370	$25,914	$8,456	$—	$—

(1)	Operating and capital leases includes our rent obligations on our properties and our site restoration obligation to restore one facility back to its original state upon termination of the lease.
(2)	As of March 31, 2007, the outstanding balance on the Amended Credit Facility with UBOC was $20.0 million. The Amended Credit Facility matures on March 31, 2008. Interest on our Credit Facility is calculated at the effective interest rate of 6.82% at March 31, 2007.

We sell our software licenses and services to our customers under software license agreements. Each software license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that address indemnification of the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right. Our standard software license agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time- and geography-based scope limitations, limits on aggregate liability, and a right to replace an infringing product.

We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of our software license agreements. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and we are not aware of any material claims. We evaluate estimated losses for such indemnification provisions under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We require our employees to sign a proprietary information and inventions agreement, in order to protect our confidential and proprietary information and to assign the rights of our employees’ development work to us.

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for us as of the beginning of fiscal year 2008. The differences, if any, between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We will adopt SFAS No. 157 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 157 will have on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Most of our international sales are denominated in U.S. dollars, although we are experiencing an increase in some of our sales and development contracts which are denominated in foreign currencies. See Note 10 to consolidated financial statements. We do not engage in any hedging activities.

We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

As of March 31, 2007, we held $47.3 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of February 15, 2008, we had liquidated all but $2.0 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2007 under our Amended Credit Facility currently bear interest at 6.82%, which represents the base rate, or LIBOR, plus the applicable margin. Interest is payable in accordance with credit agreements.

The following table estimates the impact of interest payments on cash flow from operations for the year ended March 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period (in thousands):

Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
100 BPS	50 BPS		50 BPS	100 BPS
$1,564	$1,464	$1,364	$1,264	$1,164

Item 8. Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Sonic Solutions:

We have audited Sonic Solutions’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to maintain sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) that provides oversight, supervision and timely reviews of staff work of account analysis and reconciliations has been identified and described in management’s assessment. A material weakness regarding failure to maintain sufficient oversight, review and supervision of staff and consultants’ work has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated February 25, 2008 on those financial statements.

In our opinion, Sonic Solutions did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Solutions as of March 31, 2007 and 2006, restated, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Sonic Solutions:

We have audited the accompanying consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2007. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Solutions’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an adverse opinion thereon.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has restated its 2005 and 2006 financial statements.

/s/ BDO Seidman, LLP

San Francisco, California
February 25, 2008

FINANCIAL STATEMENTS
SONIC SOLUTIONS

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,
	2006	2007
	As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$17,090
Short-term investments	42,350	47,250
Accounts receivable, net of allowances of $5,235 and $4,778 at March 31, 2006 and 2007, respectively	18,980	17,855
Inventory	689	807
Deferred tax benefits	3,879	9,773
Prepaid expenses and other current assets	3,771	4,686
Total current assets	88,400	97,461
Fixed assets, net	4,833	3,241
Purchased and internally developed software costs, net	1,266	1,040
Goodwill	51,673	55,508
Acquired intangibles, net	43,914	40,172
Deferred tax benefit, net	22,895	15,489
Other assets	1,355	1,866
Total assets	$214,336	$214,777
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,833	$5,926
Accrued expenses and other current liabilities	30,483	30,188
Deferred revenue	8,161	5,558
Bank note payable	—	20,000
Total current liabilities	46,477	61,672
Bank note payable	30,000	—
Other long term liabilities, net of current portion	375	2,248
Deferred revenue, net of current portion	2	24
Total liabilities	76,854	63,944
Commitments and contingencies (Note 7)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued outstanding at March 31, 2006, and 2007, respectively.	—	—
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 and 26,197,119 shares issued and outstanding at March 31, 2006, and 2007, respectively	155,484	162,565
Accumulated other comprehensive loss	(937)	(917)
Accumulated deficit	(17,065)	(10,815)
Total shareholders' equity	137,482	150,833
Total liabilities and shareholders' equity	$214,336	$214,777

(1)	See Note 2 “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2005	2006	2007
	As Restated(1)	As Restated(1)
Net revenue	$90,627	$147,608	$148,649
Cost of revenue	13,373	34,132	34,389
Gross profit	77,254	113,476	114,260
Operating expenses:
Marketing and sales(2)	22,547	35,606	33,304
Research and development(2)	33,299	44,157	44,513
General and administrative(2)	11,777	22,214	20,487
Acquired in-process technology	3,100	—	3,400
Abandoned acquisition	—	—	1,016
Business integration	2,190	336	—
	72,913	102,313	102,720
Operating income	4,341	11,163	11,540
Interest income	998	1,271	2,845
Interest expense	(214)	(1,846)	(2,024)
Other expense	(607)	(431)	(40)
Income before income taxes	4,518	10,157	12,321
Provision (benefit) for income taxes	1,771	(9,177)	6,071
Net income	$2,747	$19,334	$6,250
Net income per share:
Basic	$0.12	$0.78	$0.24
Diluted	$0.11	$0.74	$0.23
Shares used in computing net income per share:
Basic	23,347	24,750	25,982
Diluted	24,952	26,234	27,431

(1)	See Note 2 “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to Consolidated Financial Statements.
(2)	Includes share-based compensation expense as follows:

Marketing and sales	$1,345	$3,846	$1,284
Research and development	1,527	3,460	740
General and administrative	1,620	2,928	741
Total share-based compensation expense	$4,492	$10,234	$2,765

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balances at March 31, 2004, As Previously Reported	21,885	$70,994	$(15,255)	$(16)	$55,723
Cumulative effect of restatement	—	16,570	(21,006)	—	(4,436)
Balances at March 31, 2004 — As Restated(1)	21,885	87,564	(36,261)	(16)	51,287
Exercise of common stock options	470	2,101	—	—	2,101
Share-based compensation expense		4,492	—	—	4,492
Issuance of common stock	1,954	32,531	—	—	32,531
Tax benefit from employee stock option plans	—	353	—	—	353
Foreign currency translation adjustment	—	—	—	(258)	(258)	$(258)
Net income, restated	—	—	2,747	—	2,747	2,747
Balances at March 31, 2005 — As Restated(1)	24,309	127,041	(33,514)	(274)	93,253	$2,489
Exercise of common stock options	1,377	5,864	—	—	5,864
Share-based compensation expense	—	10,234	—	—	10,234
Tax benefit from employee stock option plans	—	12,345	—	—	12,345
Cummulative effect of accounting change, net of tax	—	—	(2,885)	—	(2,885)	$(2,885)
Foreign currency translation adjustment	—	—	—	(663)	(663)	(663)
Net income, restated	—	—	19,334	—	19,334	19,334
Balances at March 31, 2006 — As Restated(1)	25,686	155,484	(17,065)	(937)	137,482	$15,786
Exercise of common stock options	480	2,717	—	—	2,717
Shares issued for SystemOK acquisition	31	489	—	—	489
Share-based compensation expense	—	2,765	—	—	2,765
Tax benefit from employee stock option plans	—	1,110	—	—	1,110
Foreign currency translation adjustment	—	—	—	20	20	$20
Net income	—	—	6,250	—	6,250	6,250
Balances at March 31, 2007	26,197	$162,565	$(10,815)	$(917)	$150,833	$6,270

(1)	See Note 2 “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2005	2006	2007
	As Restated(1)	As Restated(1)
Cash flows from operating activities:
Net income	$2,747	$19,334	$6,250
Adjustments to reconcile net income to net cash generated by operating activities:
Depreciation and amortization	4,393	9,607	9,418
Deferred income taxes	(640)	(24,330)	3,902
Provision for returns and doubtful accounts, net of write-offs	(108)	(3,572)	(457)
Share-based compensation	4,492	10,234	2,765
Tax benefit from employee stock option plans	353	12,345	1,110
Excess tax benefit from share based compensation	—	—	(1,486)
Acquired in-process technology	3,100	—	3,400
Release of acquisition reserve	—	(1,261)	—
Loss on disposal of assets	—	23	162
Cumulative effect of accounting change in revenue recognition	—	(2,885)	—
Changes in operating assets and liabilities, net
Accounts receivable	319	(1,230)	2,902
Inventory	401	66	(117)
Prepaid expenses and other assets	781	(2,740)	(879)
Other Assets	(987)	1,228	(534)
Acquired intangibles sold as part of operations	—	1,169	—
Accounts payable	4,477	(1,961)	(1,908)
Accrued liabilities and other current liabilities	1,894	4,909	(3,203)
Deferred revenue	967	2,231	(2,581)
Net cash provided by operating activities	22,189	23,167	18,744
Cash flows from investing activities:
Purchase of fixed assets	(3,035)	(1,761)	(1,276)
Additions to purchased and internally developed software	(635)	(776)	(1,110)
InterActual goodwill adjustment	245	—	—
Acquisition of Roxio CSD	(75,163)	—	—
Acquisition of SystemOK, net of cash acquired	—	—	(7,258)
Purchase of short term investment instruments	—	(42,350)	(47,951)
Redemption of short term investment instruments	—	—	43,050
Net cash used in investing activities	(78,588)	(44,887)	(14,545)
Cash flows from financing activities:
Proceeds from issuance of common stock	23,901	—	—
Proceeds from exercise of common stock options	2,101	5,865	2,717
Excess tax benefits from share-based compensation	—		1,486
Borrowings on bank credit facility	30,000	—	—
Payments on bank credit facility	—	—	(10,000)
Principal payments on capital leases	(91)	(89)	(35)
Net cash provided by (used in) financing activities	55,911	5,776	(5,832)
Effect on exchange rate changes on cash and cash equivalents	(258)	(761)	(8)
Net decrease in cash and cash equivalents	(746)	(16,705)	(1,641)
Cash and cash equivalents at beginning of year	36,182	35,436	18,731
Cash and cash equivalents at end of year	$35,436	$18,731	$17,090
Supplemental disclosure of cash flow information:
Interest paid during year	$342	$1,744	$1,071
Income taxes paid during year	$—	$980	$2,808
Supplemental disclosure of non-cash transaction:
Issuance of common stock for acquistions	$8,630	$—	$489

(1)	See Note 2 “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies

Operations

We develop and market computer software related to digital media — that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”) as well as emerging high definition formats.

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

Short-term investments are reported at fair value and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income. No impairment charges were recorded on any short-term investments during the years ended March 31, 2005, 2006, or 2007.

Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, accounts receivable (net of the allowance for returns and doubtful accounts), accounts payable and accrued liabilities,

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

approximate fair value at March 31, 2006 and 2007 due to their short maturities. The carrying value of our debt obligation at March 31, 2007 approximates fair value, as the interest rate is consistent with current market rates.

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

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk are cash, cash equivalents, short term investments, and accounts receivable. The majority of our cash, cash equivalents, and short term investments are placed with two financial institutions. Accounts receivable are unsecured and are derived from sales to customers.We maintain an allowance for doubtful accounts to provide against potential credit losses.

See Note 11 for significant customer information.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market. Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.

Fixed Assets, net

Fixed assets consist primarily of furniture, equipment, and leasehold improvements. Fixed assets are stated at cost less accumulated depreciation and amortization. We depreciate furniture and equipment using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the lease.

Purchased and Internally Developed Software Costs, net

Purchased software is stated at cost less accumulated amortization. Purchased software is amortized on a straight-line basis over the estimated useful life of the software, which is generally three years.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Software development costs incurred between the establishment of technological feasibility and product release are capitalized, if material, and amortized over the estimated economic life of the product, which is generally three years.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

We evaluate long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition. We did not incur any material impairment charges related to long-lived assets or intangible assets with finite lives during the fiscal years ended March 31, 2005, 2006 or 2007. As of March 31, 2007, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of comprehensive income by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income or loss separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Other comprehensive income or loss items have no impact on our net income or loss as presented in our Consolidated Statements of Operations. Our other comprehensive income (loss) is composed primarily foreign currency translation adjustments.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

Share-Based Compensation (As Restated — See Note 2)

On April 1, 2006, we adopted SFAS No. 123R (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including stock options and Restricted Stock Units (“RSUs”), based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, we measure share-based compensation cost at the grant date based on the fair value of the award and recognize the cost on a straight-line basis over the requisite service period, which is generally the vesting period.

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method in accordance with APB No. 25, and complied with the disclosure provisions of SFAS No. 123. The restated financial statements in this Annual report set forth restated share-based compensation measured using the methods contained in APB No. 25 or SFAS No. 123R in relation to employee stock options for the applicable periods.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 8 to consolidated financial statements for further information regarding these assumptions. The fair value of RSUs is equivalent to the market price of our common stock on the grant date.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

very limited market-based mechanisms or other practical applications to verify the reliability and accuracy of the estimates stemming from these valuation models, and there is no means to compare and adjust the estimates to actual values.

In connection with our restatement of share-based compensation for fiscal years prior to fiscal year 2006 and fiscal quarters ended June 30 and September 30, 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See Note 2 to consolidated financial statements for further information.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When we do not believe realization of a deferred tax asset is likely, we record a valuation allowance.

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowance not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for incomes taxes in our consolidated balance sheets and consolidated statements of operations.

Basic and Diluted Income Per Share

In accordance with SFAS No. 128, “Earnings per Share,” we report Earnings per Share (“EPS”), both basic and diluted, on the consolidated statement of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes common stock issuable upon the exercise of stock options and restricted stock units. See Note 13.

Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensuses reached by the EITF in Issue No. 06-03, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company's financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. We previously have and currently present such taxes on a net basis. Therefore, the adoption of EITF 06-03 will not have a material impact on our financial position, results of operations or cash flows.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire arrangements and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2008 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. Statement 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will evaluate the impact the provisions of SFAS No. 141(R) and will adopt this standard on April 1, 2009.

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy

We are restating our consolidated balance sheet as of March 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended March 31, 2005 and March 31, 2006.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

We are also restating the unaudited quarterly financial information and condensed financial statements for interim periods of fiscal year 2006, and the unaudited condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006.

These restatements reflect (a) additional cash and non-cash share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments, and (d) related tax adjustments.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

•	Board Consents. Although not widely used, unanimous written consents of the board were similarly considered to be definitive, reasonable and appropriate evidence of the best measurement dates for grants described in such consents, subject to analysis of the date on which all board members had signed the consent.
•	Acquisition Dates. We evaluated the extrinsic information associated with certain company acquisitions and, except as described in Acquisition-Related Grants below, generally were able to conclude that the original Record Dates were reasonably supportable as the appropriate measurement dates for the options granted in connection with such transactions.
•	Individual Public Filings. Forms 3, 4 and/or 5 filed by grant recipients were considered to represent reasonable evidence of the existence of the underlying grants and to be a basis for establishing appropriate measurement dates. To the extent that the applicable Form was filed within two days of the Record Date described in the Form, we concluded that it is reasonable to consider this Record Date to be the appropriate measurement date. If, on the other hand, the Form was filed more than two days after the specified Record Date, we concluded that the filing date is an appropriate measurement date (absent information supporting an earlier date), but that the Record Date referenced in the Form is not, without additional reliable support, usable as the measurement date.
•	Employee Offer Letters. Based upon the specific facts and circumstances described in Hiring Grants below, we determined that certain of our offer letters triggered variable accounting treatment for a substantial portion of options issued to new employees during the Review Period.
•	Date of Hire. The hiring date (first day of work) was not, in itself, considered to be a valid measurement date, as there is no indication that our closing stock price on such dates was considered or memorialized in any way for stock grant purposes. However, as noted above with respect to employee offer letters, we determined that the date of hire may constitute the appropriate date for commencing variable accounting treatment for new hire grants, as described in more detail in Hiring Grants below.
•	Employee Action Forms. Our EAFs do not provide sufficient evidence to establish appropriate measurement dates. While EAFs sometimes refer to a number of shares to be granted, they typically do not contain exercise price information, and they contemplate that future actions will be necessary to finalize the granting process. Further, although in some instances our former CEO (who had full authority to grant options to non-executive officer employees prior to September 23, 2005) signed EAFs, he did not typically date his signature and EAFs, in contrast to offer letters, were not usually provided to, or countersigned by, grant recipients. In addition, it appears that we did not follow a consistent policy, practice or pattern with regard to our use and execution of EAFs in connection with the option granting process. Accordingly, even though in some instances it is possible to reasonably conclude that an EAF was approved or otherwise recognized by a particular date — for example, sometimes EAFs were date-stamped when submitted to our payroll department or to our external payroll service, Automatic Data Processing, Inc., for processing — it does not necessarily follow that this approval constituted the final act in granting underlying stock options. Based on the totality of the facts and circumstances, we concluded that, in the absence of additional extrinsic information, EAFs do not constitute a reasonable basis for establishing measurement dates.
•	Vesting Base Dates. Stock options that were granted would be assigned a “base date” which would be used to calculate time options were held for purposes of calculating vesting. Stock option vesting base dates did not generally coincide with grant dates (vesting often would be designated to commence prior to the option grant reflected in our records, and would often correspond with other

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

events or milestones such as the date of a performance review or the first date of employment at Sonic), and based on all available information, we concluded that vesting base dates should not be considered to establish appropriate measurement dates for APB No. 25 purposes.
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

Founder and Director Grants

The vast majority of grants to founders and directors were issued to coincide with our annual shareholder meeting. Grants of this type were typically authorized at our board meetings held immediately after our annual shareholder meetings, reflected in board minutes, and issued on the same date. We concluded that we have sufficient contemporaneous, extrinsic and reliable information to support and substantiate most of our founder and director Record Dates as appropriate measurement dates for purposes of APB No. 25 and other applicable literature. One exception to this general conclusion is that, in the single instance where we implemented the founders and directors grants agreed-upon at a board meeting by means of a subsequently- executed unanimous written consent, we concluded that the appropriate measurement date is the date of the final signature on the consent, rather than the original Record Date (which was the date of the meeting). In

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

addition, a unanimous written consent was used to grant initial options to one of our directors when he was first elected to the board, and we concluded that the appropriate measurement date for that grant is the date that the final signature was added to the consent. Further, in one case where full minutes were not available, certain measurement date adjustments were made based upon the supporting documentation that was available. Finally, our conclusions regarding certain salary reduction grants are described in Salary Reduction Grants below.

Non-Founder Section 16 Officer Grants

Prior to September 23, 2005, our CEO would typically make grants to our non-founder executive officer(s) who are considered “executive officers” for purposes of Section 16 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the same manner as he would for non-executive employees of the Company. Pursuant to the delegation to him under our various option plans, the CEO generally did not have express authority to grant options to Section 16 officers, as this power was reserved for the board. Nevertheless, these grants were made in a consistent fashion and it is apparent that our board was aware of these option grants and did not disapprove of them. Furthermore, we have disclosed these grants in filed proxy statements, periodic reports and other public documents, and the parties to these grants (both the Company and the Section 16 officer recipient) have consistently honored the terms of the grants over a large number of years.

We concluded that, based on the facts and circumstances, the most appropriate and reasonable approach to these grants is to apply all APB No. 25 criteria in the same manner as such criteria are being applied to grants to our non-management employees (see discussion Other Employee Grants below) — that is, to recognize and acknowledge the existence of these grants, but to change measurement dates where there is insufficient information to reasonably conclude that the original Record Date satisfies the requirements of APB No. 25.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

On September 23, 2005, our board created an employee options subcommittee to make grants under our option plans to recipients other than executive officers and to board members. This subcommittee reported on its activities to the board and compensation committee at each regularly-scheduled board meeting.

Hiring Grants

We concluded that variable accounting is the most appropriate restatement methodology for initial grants to newly-hired employees made after December 15, 1998 and prior to the adoption of new procedures in September 23, 2005, other than in connection with acquisitions. This conclusion is based upon Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44 (March 2000), “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25,” which provides that “if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised.”

In reaching this conclusion, we considered the following facts and circumstances: (a) offer letters sent to new employees during this period were signed by our CEO, the same person who had full authority to make grants to such employees, (b) while the offer letters inform the new employees that an option grant will be made “shortly after” the commencement of employment, our actual practice — as reflected in our own grant records and documentation — was to make these initial grants over a significant period of time, up to several months after the start of employment, and (c) the offer letters, once signed by the employee, arguably constitute a legally binding commitment by us to issue option shares in the stated amount, as the grant obligation is not subject to any contingencies such as board approval. Under these facts and circumstances, we concluded that the most appropriate approach under APB No. 25 and FIN 44 is to treat the offer letters as constituting a grant at the initial hire date, with a subsequent repricing on a later date (whether the Record Date or an alternate measurement date determined as a result of the review).

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

Salary Reduction Grants

In March of 1998 and July of 2001, we offered salary reduction programs to certain of our senior employees. The programs allowed these employees to reduce their compensation and, for each dollar of reduced pay, the employee was entitled to an option to purchase one share of our common stock. For example, if an employee reduced his or her pay by $25,000, the employee was entitled to options to purchase 25,000 shares of our common stock. We never created any formal plans to document these programs, and formal board approval was not obtained, although a notation describing the 1998 salary reduction program was included in supporting materials provided to directors at the board meeting immediately prior to the reduction.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

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

Acquisition-Related Grants

During the Review Period, we completed certain corporate acquisitions and, in connection with these transactions, issued certain option grants. Generally, these grants were described in offer letters signed by our then-CEO in which acquired employees were informed that they would receive the options at the time of closing of the relevant acquisition. These transactions include:

•	Daikin. At a January 24, 2001 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of Daikin Industries, Ltd. The transaction closed on February 27, 2001 and was announced on February 28, 2001. As part of the acquisition, key members of Daikin joined the Company and were issued options dated February 27, 2001, the date of acquisition, at the closing price of our stock on that date.
•	Veritas. At a November 1, 2002 meeting, our board unanimously resolved to enter into an asset purchase agreement with and to acquire the assets of the Desktop and Mobile Division of VERITAS Software Corporation. On November 13, 2002, we entered into the asset purchase agreement, and the transaction closed and was announced on December 18, 2002. At the time of the acquisition, we issued options to employees who joined the Company through this acquisition. These options were issued on December 18, 2002 and the exercise price was the closing price on that date.
•	InterActual. At a December 2, 2003 meeting, our board unanimously resolved to acquire InterActual Technologies, Inc., by way of merger. We entered into the definitive agreement on January 31, 2004, the transaction closed on February 13, 2004, and was announced on February 19, 2004. At the time of the acquisition, we issued inducement grants to employees who joined the Company as a result of this transaction. These options were dated February 13, 2004 and the exercise price was the closing price on that date.
•	Ravisent. On May 29, 2002, we announced that we had entered into an agreement under which Axeda exclusively licensed its Ravisent software to us under terms that were essentially equivalent to ownership and, in connection with this transaction, we hired a number of Ravisent (Axeda) employees. Board minutes were not available but board materials dated May 28, 2002 indicate that the transaction closed Friday, May 24, 2002. Grants were issued on two different dates. One group of grants to 10 individuals was issued on May 28, 2002, with an exercise price equal to the closing stock price on that date. The other group of grants to 11 individuals was dated January 2, 2003, with an exercise price equal to our closing price on that date. For contractual reasons, Ravisent (Axeda) employees from the Pennsylvania office could not receive shares until January 2, 2003, their date of hire by us — accordingly, their options were issued on January 2, 2003, with the exercise price equal to our closing price on that date. Based on the contractual terms, the hiring dates of these Pennsylvania employees, and the language in their offer letters, we concluded that we had reasonable evidence to support the Record Date of January 2, 2003 as the measurement date for accounting purposes.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

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

Other

In a number of isolated cases, we identified accounting errors that we corrected in accordance with APB No. 25 and other applicable accounting literature, including miscellaneous situations involving acceleration of vesting, extensions of exercise periods for vested options, grants to consultants that were erroneously accounted for as if they had been made to employees, repricing previously issued grants, missed grants, and other “one-off” situations.

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

We recorded deferred tax assets as a result of the share-based compensation expense recorded through the restatement based on unexercised and uncanceled nonqualified stock options at the end of each reporting period. The recognized tax benefit related to affected stock options granted to officers was limited, in certain instances, due to the potential non-deductibility of the related expenses under Section 162(m) of the Internal

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

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

The following table sets forth the effect of the stock option review restatement for each of the applicable fiscal years (in thousands):

	Stock Option Review Adjustments
Fiscal Year Ended	Pre-Tax Share-Based Compensation Expense Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Total Pre-Tax Impact	Related Income Tax Expense (Benefit) Adjustments	Net Expense (Benefit) After-Tax Adjustments
March 31, 1998 (unaudited)	$60	$—	$60	$—	$60
March 31, 1999 (unaudited)	613	6	619	—	619
March 31, 2000 (unaudited)	1,175	218	1,393	—	1,393
March 31, 2001 (unaudited)	812	642	1,454	—	1,454
March 31, 2002 (unaudited)	3,026	509	3,535	—	3,535
March 31, 2003 (unaudited)	2,707	1,705	4,412	—	4,412
March 31, 2004 (unaudited)	8,177	1,356	9,533	—	9,533
Cumulative effect at March 31, 2004 (unaudited)	16,570	4,436	21,006	—	21,006
March 31, 2005	4,492	583	5,075	(69)	5,006
March 31, 2006(1)	10,103	2,782	12,885	(13,196)	(311)
Six Months Ended September 30, 2006 (unaudited)	316	(1,514)	(1,198)	225	(973)
Total	$31,481	$6,287	$37,768	$(13,040)	$24,728

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

covered by our options review. The $13.2 million income tax benefit in fiscal year 2006 relates to the release of valuation allowance against the additional deferred tax assets recorded with respect to fiscal years 2005 and prior as a result of the restatement, net of the current year effect.

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

The following table summarizes the effects of the retrospective application of this change in accounting policy on our consolidated financial statements for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the on-going current period charges to fiscal year 2007, applicable (in thousands):

	As Restated
	Year Ended March 31, 2006	Three Months Ended
		June 30, 2006	September 30, 2006	Year Ended March 31, 2007
Increase (decrease) in revenue	$(1,068)	$475	$(609)	$841
Decrease (increase) in costs	(14)	(207)	62	(237)
Tax benefit (expense)	433	(107)	219	(242)
Increase (decrease) in net income	$(649)	$161	$(328)	$362
Increase (decrease) in earnings per share	$(0.02)	$0.01	$(0.01)	$0.01

The following table summarizes the effect of the retrospective application of this change in accounting policy on our consolidated balance sheets for fiscal year 2006, and for the quarters ended June 30 and September 30, 2006, and for the on-going current period charges to fiscal year 2007, as applicable (in thousands):

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007
Decrease in accounts receivable	$(4,161)	$(3,849)	$(4,936)	$(632)
Increase in deferred tax assets	$433	$327	$545	$242
Decrease in accrued expenses	$560	$554	$620	$449

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

	As Restated
	March 31, 2006	June 30, 2006	September 30, 2006	March 31, 2007
(Increase) decrease in deferred revenue	$(366)	$(403)	$70	$(421)
Increase (decrease) in accumulated deficit(1)	$3,534	$3,371	$3,701	$(362)

(1)	Amount includes cumulative adjustment of $2.9 million to the beginning retained earnings balance in fiscal year 2006.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

Income Statement Impact

The income statement impact of all adjustments and restatements are as follows (in thousands):

		Restatement Adjustments, Net of Tax
Fiscal Year Ended March 31,	Net Income (Loss), As Previously Reported	Stock Options	Change in Accounting Policy	Other	Total	Net Income (Loss), As Restated
		(Decrease) Increase
1998 (unaudited)	$(5,876)	$(60)	$—	$—	$(60)	$(5,936)
1999 (unaudited)	(1,859)	(619)	—	—	(619)	(2,478)
2000 (unaudited)	(5,694)	(1,393)	—	—	(1,393)	(7,087)
2001 (unaudited)	(5,855)	(1,454)	—	—	(1,454)	(7,309)
2002 (unaudited)	(4,182)	(3,535)	—	—	(3,535)	(7,717)
2003 (unaudited)	2,537	(4,412)	—	—	(4,412)	(1,875)
2004 (unaudited)	11,084	(9,533)	—	—	(9,533)	1,551
Totals through March 31, 2004 (unaudited)		(21,006)	—	—	(21,006)
2005	8,542	(5,006)	—	(789)	(5,795)	2,747
Fiscal year 2006 quarter ended
June 30, 2005 (unaudited)	5,904	7,125	329	—	7,454	13,358
September 30, 2005 (unaudited)	3,102	(3,775)	(197)	—	(3,972)	(870)
December 31, 2005 (unaudited)	8,201	3,993	(1,499)	—	2,494	10,695
March 31, 2006 (unaudited)	2,720	(7,032)	718	(255)	(6,569)	(3,849)
Fiscal year 2006	$19,927	311	(649)	(255)	(593)	$19,334
Fiscal year 2007 quarter ended
June 30, 2006 (unaudited)	$4,090	1,007	161	(257)	911	$5,001
September 30, 2006 (unaudited)	2,669	(34)	(328)	—	(362)	2,307
		$(24,728)	$(816)	$(1,301)	$(26,845)

The effects of these restatements on diluted earnings (loss) per share for fiscal years 2003 through 2006 and the first two quarters of fiscal year 2007 are as follows (in thousands):

		Restatement Adjustments, Net of Tax
Fiscal Year Ended March 31,	Diluted Earnings Per Share, As Previously Reported	Stock Options	Change in Accounting Policy	Other	Total	Diluted Earnings (Loss) Per Share, As Restated
2003 (unaudited)	$0.13	$(0.24)	$0.00	$0.00	$(0.24)	$(0.11)
2004 (unaudited)	$0.46	$(0.39)	$0.00	$0.00	$(0.39)	$0.07
2005	$0.32	$(0.19)	$0.00	$(0.02)	$(0.21)	$0.11
Fiscal year 2006 quarter ended
June 30, 2005 (unaudited)	$0.22	$0.28	$0.02	$0.00	$0.30	$0.52
September 30, 2005 (unaudited)	$0.11	$(0.15)	$0.00	$0.00	$(0.15)	$(0.04)
December 31, 2005 (unaudited)	$0.30	$0.16	$(0.05)	$0.00	$0.11	$0.41
March 31, 2006 (unaudited)	$0.10	$(0.26)	$0.02	$(0.01)	$(0.25)	$(0.15)
Fiscal year 2006	$0.73	$0.03	$(0.01)	$(0.01)	$0.01	$0.74
Fiscal year 2007 quarter ended
June 30, 2006 (unaudited)	$0.15	$0.04	$(0.00)	$(0.01)	$0.03	$0.18
September 30, 2006 (unaudited)	$0.10	$(0.00)	$(0.02)	$0.00	$(0.02)	$0.08

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

Expenses Incurred in Connection with Options Review

We have incurred substantial expenses related to the review and analysis of the stock option grants, including approximately $6.7 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through December 31, 2007. We expect to incur substantial additional fees in connection with stock option matters.

Restatement Impact on the Consolidated Financial Statements

The following presents the effect of the restatement adjustments by financial statement line item for the consolidated balance sheet as of March 31, 2006, statements of operations for the years ended March 31, 2005 and 2006, the statements of cash flows for the years ended March 31, 2005 and 2006.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

CONSOLIDATED BALANCE SHEET
(in thousands, except share amounts)

	March 31, 2006
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$—	$18,731
Short-term investments	42,350	—	42,350
Accounts receivable, net of allowance of $5,235	23,141	(4,161)	18,980
Inventory	689	—	689
Deferred tax benefits	3,879	—	3,879
Prepaid expenses and other current assets	3,771	—	3,771
Total current assets	92,561	(4,161)	88,400
Fixed assets, net	4,833	—	4,833
Purchased and internally developed software costs, net	1,266	—	1,266
Goodwill	54,151	(2,478)	51,673
Acquired intangibles, net	43,914	—	43,914
Deferred tax benefit, net	11,391	11,504	22,895
Other assets	1,355	—	1,355
Total assets	$209,471	$4,865	$214,336
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,833	$—	$7,833
Accrued expenses and other current liabilities	24,309	6,174	30,483
Deferred revenue	7,795	366	8,161
Total current liabilities	39,937	6,540	46,477
Bank note payable	30,000	—	30,000
Other long term liabilities, net of current portion	375	—	375
Deferred revenue, net of current portion	2	—	2
Total liabilities	70,314	6,540	76,854
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2006	—	—	—
Common stock, no par value, 100,000,000 shares authorized; 25,685,953 shares issued and outstanding at March 31, 2006	126,880	28,604	155,484
Accumulated other comprehensive income (loss)	(937)	—	(937)
Accumulated earnings (deficit)	13,214	(30,279)	(17,065)
Total shareholders' equity	139,157	(1,675)	137,482
Total liabilities and shareholders' equity	$209,471	$4,865	$214,336

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended March 31, 2005			Year Ended March 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Consolidated Statements of Operations Data:
Net revenue	$90,627	$—	$90,627	$148,676	$(1,068)	$147,608
Cost of revenue	13,373	—	13,373	34,118	14	34,132
Gross profit	77,254	—	77,254	114,558	(1,082)	113,476
Operating expenses:
Marketing and sales(1)	21,117	1,430	22,547	31,605	4,001	35,606
Research and development(1)	31,618	1,681	33,299	40,560	3,597	44,157
General and administrative(1)	9,845	1,932	11,777	17,019	5,195	22,214
Acquired in-process technology	3,100	—	3,100	—	—	—
Business integration	2,190	—	2,190	336	—	336
Total operating expenses	67,870	5,043	72,913	89,520	12,793	102,313
Operating income	9,384	(5,043)	4,341	25,038	(13,875)	11,163
Interest income	998	—	998	1,271	—	1,271
Interest expense	(182)	(32)	(214)	(1,754)	(92)	(1,846)
Other expense	(607)	—	(607)	(431)	—	(431)
Income before income taxes	9,593	(5,075)	4,518	24,124	(13,967)	10,157
Provision for income taxes	1,051	720	1,771	4,197	(13,374)	(9,177)
Net income	$8,542	$(5,795)	$2,747	$19,927	$(593)	$19,334
Net income per share:
Basic	$0.37	$(0.25)	$0.12	$0.81	$(0.03)	$0.78
Diluted	$0.32	$(0.21)	$0.11	$0.73	$0.01	$0.74
Shares used in per share calculation:
Basic	23,347	—	23,347	24,750	—	24,750
Diluted	26,529	(1,577)	24,952	27,421	(1,187)	26,234
(1) Includes share-based compensation expense as follows:
Marketing and sales	$—	$1,345	$1,345	$—	$3,846	$3,846
Research and development	—	1,527	1,527	—	3,460	3,460
General and administrative	—	1,620	1,620	131	2,797	2,928
Total share-based compensation expense	$—	$4,492	$4,492	$131	$10,103	$10,234

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2005			2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$8,542	$(5,795)	$2,747	$19,927	$(593)	$19,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,393	—	4,393	9,607	—	9,607
Deferred income taxes	(640)	—	(640)	(14,297)	(10,033)	(24,330)
Provision for returns and doubtful accounts, net of write-offs	(108)	—	(108)	(3,572)	—	(3,572)
Share-based compensation	—	4,492	4,492	131	10,103	10,234
Tax benefit from employee stock option plans	784	(431)	353	14,474	(2,129)	12,345
Acquired in-process technology	3,100	—	3,100	—	—	—
Release of acquisition reserve	—	—	—	(1,261)	—	(1,261)
Loss on disposal of assets	—	—	—	23	—	23
Cumulative effect of accounting change in revenue recognition	—	—	—	—	(2,885)	(2,885)
Changes in operating assets and liabilities, net
Accounts receivable	319	—	319	(5,391)	4,161	(1,230)
Inventory	401	—	401	66	—	66
Prepaid expenses and other assets	781	—	781	(2,257)	(483)	(2,740)
Other assets	(987)	—	(987)	1,228	—	1,228
Acquired intangibles sold as part of operations	—	—	—	1,169	—	1,169
Accounts payable	4,477	—	4,477	(1,961)	—	(1,961)
Accrued liabilities	160	1,734	1,894	3,416	1,493	4,909
Deferred revenue	967	—	967	1,865	366	2,231
Net cash provided by operating activities	22,189	—	22,189	23,167	—	23,167
Cash flows from investing activities:
Purchase of fixed assets	(3,035)	—	(3,035)	(1,761)	—	(1,761)
Additions to purchased and internally developed software	(635)	—	(635)	(776)	—	(776)
InterActual goodwill adjustment	245	—	245	—	—	—
Acquisition of Roxio CSD	(75,163)	—	(75,163)	—	—	—
Purchase of short term investment instruments	—	—	—	(42,350)	—	(42,350)
Net cash used in investing activities	(78,588)	—	(78,588)	(44,887)	—	(44,887)
Cash flows from financing activities:
Proceeds from issuance of common stock	23,901	—	23,901	—	—	—
Proceeds from exercise of common stock options	2,101	—	2,101	5,865	—	5,865
Borrowings on bank credit facility	30,000	—	30,000	—	—	—
Principal payments on capital leases	(91)	—	(91)	(89)	—	(89)
Net cash provided by financing activities	55,911	—	55,911	5,776	—	5,776
Effect on exchange rate changes on cash and cash equivalents	(258)	—	(258)	(761)	—	(761)
Net decrease in cash and cash equivalents	(746)	—	(746)	(16,705)	—	(16,705)
Cash and cash equivalents at beginning of year	36,182	—	36,182	35,436	—	35,436
Cash and cash equivalents at end of year	$35,436	$—	$35,436	$18,731	$—	$18,731

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy  – (continued)

As a result of the aforementioned restatement the related disclosures included in the Notes to consolidated financial statements have been revised where so indicated as restated. See also Note 14 for information related to the restatement of the quarters within the March 31, 2006 fiscal year and the quarters ended June 30 and September 30, 2006. As noted in our Form 8-K filed February 2, 2007, our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will not be amended and may no longer be relied on.

Note 3 — Inventory

The components of inventory consist of (in thousands):

	March 31,
	2006	2007
Finished goods	$649	$782
Work in-process	40	25
	$689	$807

Finished goods inventory included inventory on consignment of $0.2 million and $0.6 million at March 31, 2006 and 2007, respectively.

Note 4 — Fixed Assets

Fixed assets consist of (in thousands):

	2006	2007
Equipment, furniture and fixtures	$15,317	$13,422
Less accumulated depreciation	(10,484)	(10,181)
	$4,833	$3,241

Note 5 — Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follow (in thousands):

Purchased and internally developed software:

		March 31, 2006	March 31, 2007
	Useful Life in Years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$842	$3,055	$(2,152)	$903
Internally developed software	3	424	9,812	(9,675)	137
		$1,266	$12,867	$(11,827)	$1,040

Amortization of internally developed software costs was $0.4 million, $0.3 million and $0.3 million for the years ended March 31, 2005, 2006 and 2007, respectively.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 5 — Purchased, Internally Developed Software, Goodwill and Acquired Intangibles  – (continued)

Acquired Intangibles (in thousands):

		March 31, 2006	March 31, 2007
	Useful Life in Years	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 – 5	$7,081	$12,614	$(6,917)	$5,697
Customer lists	4 – 15	11,081	14,640	(5,865)	8,775
Trademarks	3	52	180	(180)	—
Brand name	Indefinite	25,700	25,700	—	25,700
		$43,914	$53,134	$(12,962)	$40,172

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1.7 million, $5.1million and $5.4 million for the years ended March 31, 2005, 2006 and 2007, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2008	$4,784
2009	4,219
2010	2,064
2011	1,241
2012	896
Thereafter	1,268
$14,472

The following tables present a roll-forward of the goodwill and other intangibles for the 2007 and 2006 fiscal years (in thousands):

	March 31, 2005	Adjustments(2)(3)(4)	Amortization(1)	March 31, 2006
	As Restated			As Restated
Goodwill	$52,616	$(943)	$—	$51,673
Acquired Technology	9,543	—	(2,462)	7,081
Trademark/brand name	25,812	—	(60)	25,752
Customer lists/contacts	13,691	—	(2,610)	11,081
	$101,662	$(943)	$(5,132)	$95,587

	March 31, 2006	Additions(5)	Amortization(1)	March 31, 2007
	As Restated
Goodwill	$51,673	$3,835	$—	$55,508
Acquired Technology	7,081	1,500	(2,884)	5,697
Trademark/brand name	25,752	—	(52)	25,700
Customer lists/contacts	11,081	200	(2,506)	8,775
	$95,587	$5,535	$(5,442)	$95,680

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 5 — Purchased, Internally Developed Software, Goodwill and Acquired Intangibles  – (continued)

(1)	Amortization of intangibles is included in “Cost of Revenue” in our Statements of Operations.
(2)	Includes a $0.5 million adjustment to goodwill acquired related to the December 2004 Roxio CSD acquisition to reflect the revaluation of the cost of patents acquired in the amount of $1.2 million, net of final payment to seller of $1.0 million and other adjustments to net assets and liabilities acquired, as discussed in Note 13.
(3)	Includes a ($1.0 million) adjustment to goodwill related to the InterActual acquisition completed in fiscal year ended March 31, 2004 related to recognition of a deferred tax asset, net of a valuation allowance, for the acquired net operating losses.
(4)	Includes a ($0.4 million) adjustment to goodwill acquired related to the December 2004 Roxio CSD acquisition to reflect transaction costs incurred in connection with the acquisition that are deductible for tax purposes.
(5)	Includes amounts capitalized in connection with the SystemOK, AB (“SystemOK”) acquisition completed in November 2006.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	March 31,
	2006	2007
	As Restated
Commissions payable	$1,060	$724
Accrued compensation and benefits	4,424	4,056
Accrued professional services	3,000	4,432
Accrued marketing costs	2,246	1,380
Accrued royalties	4,669	5,441
Accrued acquisition/restructuring costs	1,608	—
Taxes payable and other tax liabilities	10,894	11,886
Other	2,582	2,269
	$30,483	$30,188

Note 7 — Contingencies, Commitments and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $2.9 million, $4.0 million and $4.7 million for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2008	$4,550
2009	3,896
2010	2,596
2011	1,264
2012	—
Thereafter	—
$12,306

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 7 — Contingencies, Commitments and Credit Facilities  – (continued)

Litigation Matters

As part of the Roxio CSD acquisition, we acquired all of the capital stock of MGI Software Corporation (“MGI”). Prior to the Roxio CSD acquisition, Roxio and MGI were notified by a number of companies that certain of their respective software products, which we acquired in the Roxio CSD acquisition, may infringe patents owned by those companies. In addition, Roxio and MGI were notified by a number of OEM customers, who bundle the Roxio and MGI software products with their own computer products, that such OEMs were approached by certain of these companies claiming possible patent infringement by Roxio and MGI. We have been separately approached by companies claiming patent infringement. We currently have accruals of approximately $1.9 million on our balance sheet related to the settlement of certain infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

Credit Facilities

On December 13, 2004 we entered into a Loan and Security Agreement with the Union Bank of California (“UBOC”) that provided for a three-year revolving credit facility. On December 20, 2005, we entered into the First Amendment to the Loan and Security Agreement (the “Amended Credit Facility”),

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 7 — Contingencies, Commitments and Credit Facilities  – (continued)

which provided for $30.0 million of available funds for general corporate purposes. The Amended Credit Facility also clarified certain Credit Facility terms, amended the required leverage ratio and also provided for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined in the Loan Agreement as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of March 31, 2007, the interest rate was 6.82%.

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant under the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our voluntary review of our historical stock option grant practices and related accounting.

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

As of March 31, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 7 — Contingencies, Commitments and Credit Facilities  – (continued)

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

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits.In fiscal year 2007 we made $0.9 million in matching contributions to plan. We made no contributions to this plan in fiscal years 2005 and 2006.

Note 8 — Shareholders’ Equity

On February 5, 2004, we filed a Form S-3 Registration Statement, as amended, with the SEC to register our common stock, preferred stock and warrants to purchase common stock and preferred stock with an aggregate maximum offering price not to exceed $80.0 million. The registration statement had previously been declared effective by the SEC; however, due to our delinquency in certain periodic SEC filings in connection with our option review, we are not currently able to utilize the remaining shares registered under this registration statement.

On June 23, 2004, we announced an underwritten public offering of 1.3 million shares of our common stock to institutional investors at a price of $19.48 per share for gross proceeds of $25.3 million under the Form S-3 Registration Statement. The transaction was completed and the stock was issued to investors on June 28, 2004. We received net proceeds of approximately $23.9 million after deducting underwriting discounts and expenses associated with the offering.

As part of the purchase price for the Roxio CSD, pursuant to the terms of the Amended Purchase Agreement, we issued to the seller 0.7 million shares of our common stock valued at $8.6 million.

As part of the purchase price for SystemOK, pursuant to the terms of the purchase agreement, we issued 31,566 shares of our common stock valued at approximately $0.5 million.

Stock Options

Under our September 1989 Stock Option Plan (the “1989 Plan”), options to purchase up to an aggregate of 2.1 million shares of common stock may be granted to key employees, directors and consultants. Grants of options to our directors may not exceed 140,000 shares. The 1989 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the 1989 Plan generally vest over four years from the date of grant. Our board of directors and Compensation Committee administer the 1989 Plan. No more options may be granted under the 1989 Plan.

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”), which provides for the grant of stock options to our non-employee directors. Under this plan, stock options are granted annually at the fair market value of our common stock on the date of grant. The number of options so granted annually is fixed by the plan. The total number of shares to be issued under this plan may not exceed 100,000 shares. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the Non-Employee Plan generally vest over four years from the date of grant. Our board of directors and Compensation Committee administer the Non-Employee Plan.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 8 — Shareholders’ Equity  – (continued)

During 1998, we adopted the Sonic Solutions 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan covers 1.0 million shares of common stock, with an annual increase in the number of shares available for issuance under the 1998 Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2.0 million. The 1998 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the 1998 Plan generally vest over four years from the date of grant. Our board of directors and Compensation Committee administer the 1998 Plan.

In 2000, we adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan covers 3.0 million shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year, provided that the total number of shares issuable under the plan shall not exceed 3.75 million shares.Under this plan, stock options are granted annually at the fair market value of our common stock on the date of grant. The 2000 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the 2000 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our board of directors and Compensation Committee administer the 2000 Plan.

In February 2004, we adopted the 2004 Stock Incentive Plan (the “2004 SIP”) and reserved 2.0 million shares of common stock solely for the grant of “inducement” stock options and other share-based awards. The 2004 SIP did not require shareholder approval. These shares may be issued in connection with the recruitment of employees in future acquisitions and in the recruitment of other employees in the future. The 2004 SIP provides for issuing nonqualified stock options. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our board of directors and Compensation Committee administer the 2004 SIP.

In June 2004, we adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004. The 2004 Plan originally covered 3,000,000 shares of common stock, but 750,000 shares are now reserved for issuance under the 2005 Plan. The 2004 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). Stock options granted under the 2004 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or nonqualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Options under the 2004 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our board of directors and Compensation Committee administer the 2004. Plan.

In March 2005, we adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”). The terms and the purposes of the Non-U.S. Plan and the 2004 Stock Incentive Plan are substantially similar. The Board of Directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan which were previously reserved under the 2004 Stock Incentive Plan. Options may only be granted to Employees (a) who have not previously been an Employee or Director of the Company or a Related Entity or (b) following a bonafide period of non-employment or non-service to the Company or a Related Entity. The Non-US Plan provides for issuing nonqualified stock. Options under the 2005 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our board of directors and Compensation Committee administer the Non-US Plan.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 8 — Shareholders’ Equity  – (continued)

A summary of our option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at March 31, 2004, As Restated	4,983,487	$6.24
Options granted	1,809,419	$18.11
Options exercised	(466,665)	$4.51
Options forfeited or expired	(169,781)	$12.05
Outstanding at March 31, 2005, As Restated	6,156,460	$9.70	6.21	$39,689
Options granted	2,999,004	$17.27
Options exercised	(1,376,133)	$4.23
Options forfeited or expired	(483,062)	$17.94
Outstanding at March 31, 2006, As Restated	7,296,269	$13.30	6.87	$38,026
Options granted	56,600	$15.77
Options exercised	(479,537)	$5.64
Options forfeited or expired	(254,057)	$17.16
Outstanding at March 31, 2007	6,619,275	$13.72	6.38	$17,584
Options exercisable at March 31, 2007	6,543,616	$13.73	6.37	$17,420

Aggregate intrinsic value represents the difference between our closing stock price on the last trading day of the fiscal period, which was $14.10 on March 30, 2007, and the exercise price for the options that were in-the-money at March 31, 2007. During fiscal year 2007, the total intrinsic value of stock options exercised was $5.2 million.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.1200 to $2.5625	582,291	3.16	$1.69	582,291	$1.69
$2.5626 to $5.3200	670,801	4.67	3.98	667,165	3.98
$5.3201 to $13.4730	569,748	5.61	8.04	546,964	8.02
$13.4731 to $15.5500	1,349,823	7.28	14.52	1,320,823	14.52
$15.5001 to $16.5400	654,582	7.64	16.06	654,582	16.06
$16.5401 to $20.8600	2,792,030	6.89	18.81	2,771,791	18.82
$1.1200 to $20.8600	6,619,275	6.38	$13.72	6,543,616	$13.73

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 8 — Shareholders’ Equity  – (continued)

Restricted Stock Units (“RSUs”)

During fiscal year 2007, we granted RSUs under the 2004 Equity Compensation Plan. A summary of RSU activity during fiscal year 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	—	$—
RSUs granted	368,000	15.07
RSUs canceled	(13,300)	15.07
Outstanding at March 31, 2007	354,700	$15.07

At March 31, 2007, none of the RSUs outstanding were vested.

The weighted average grant date fair value was determined based on the closing market price of our common stock on the date of the award. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four year vesting period. The total umamortized share-based compensation expense related to unvested RSUs at March 31, 2007 was $3.9 million. The aggregate intrinsic value of the outstanding RSUs at March 31, 2007 was $5.0 million, using the closing price of $14.10 per share as of March 31, 2007.

Acceleration of Stock Option Vesting

On January 30, 2006, we accelerated the vesting of all unvested and outstanding stock options awarded on or before January 30, 2006 with an exercise price greater than $13.50. The closing price of our common stock on January 30, 2006 was $16.46 per share. As a result of this acceleration, the additional expense was approximately $38,000 in accordance with APB No. 25 in the year ended March 31, 2006.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the volatility of our common stock by generally using our historical volatility blended with an implied volatility rate. Management determined that a blended volatility was more reflective of our market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to April 1, 2006, we based the volatility assumption solely on our historical volatility for pro forma disclosure purposes. We will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 8 — Shareholders’ Equity  – (continued)

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. The restated financial statements in this Annual Report set forth restated share-based compensation measured using the intrinsic value method in relation to employee stock options for the applicable periods.

The weighted-average fair value of options granted and the related assumptions used are as follows:

	Years Ended March 31,
	2005	2006	2007
	As Restated	As Restated
Weighted-average fair value of options granted	$11.80	$11.27	$10.37
Risk-free interest rate	3.2%	4.2%	5.0%
Expected volatility	89%	82%	75%
Expected life (in years)	3.6	3.8	5.0
Expected dividend	0%	0%	0%

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the fiscal year ended March 31, 2007 as recorded in accordance with SFAS No. 123R (including the effect of the restatements) (in thousands):

Year Ended March 31, 2007
Marketing and sales	$1,284
Research and development	740
General and administrative	741
$2,765

The expense for the year ended March 31, 2007 includes a charge of $0.1 million attributable to the extension of exercise periods for the modification of vested options under SFAS No. 123(R) for employees terminated from November 15, 2006 to March 31, 2007.

As of March 31, 2007, total unamortized share-based compensation expense related to non-vested stock options was $4.6 million, which is expected to be recognized over a weighted average period of approximately one year.

If we had applied the fair value recognition provisions of SFAS 123 for the fiscal years 2005 and 2006, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts shown below (in thousands, except per share data), respectively:

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 8 — Shareholders’ Equity  – (continued)

	Years Ended March 31,
	2005	2006
	As Restated	As Restated
Net income, restated(1)	$2,747	$19,334
Add: Stock-based compensation expense included in restated net income, net of related tax effects(2)	2,695	6,062
Deduct: Stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(6,610)	(31,495)
Pro forma net income (loss)	$(1,168)	$(6,099)
Reported basic net income per share	$0.12	$0.78
Reported diluted net income per share	$0.11	$0.74
Pro forma basic net income (loss) per share	$(0.05)	$(0.25)
Pro forma diluted net income (loss) per share	$(0.05)	$(0.23)

(1)	See Note 2 — Restatement of Consolidated Financial Statements and Change in Accounting Policy.
(2)	Includes effects of stock option vesting acceleration recognized in advance of adoption of SFAS 123R.

Note 9 — Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Years Ended March 31,
	2005	2006	2007
	As Restated	As Restated
Net Income	$2,747	$19,334	$6,250
Shares:
Weighted average shares outstanding (basic)	23,347	24,750	25,982
Effect of dilutive common stock options and RSUs	1,605	1,484	1,449
Weighted average shares outstanding (diluted)	24,952	26,234	27,431
Net income per share:
Basic	$0.12	$0.78	$0.24
Diluted	$0.11	$0.74	$0.23

For the years ended March 31, 2005, 2006 and 2007 outstanding options for 0.9 million, 1.7 million and, 3.6 million shares, respectively, were excluded from the calculation of diluted net income per share, as the inclusion of such shares would have had an anti-dilutive effect.

Note 10 — Income Taxes

Income tax expense for the year ended March 31, 2005, as restated, consists of (in thousands):

	Current	Deferred	Total
	As Restated	As Restated	As Restated
US Federal	$252	$—	$252
State and Local	80	—	80
Foreign	590	849	1,439
	$922	$849	$1,771

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 10 — Income Taxes  – (continued)

Income tax expense (benefit) for the year ended March 31, 2006, as restated, consists of (in thousands):

	Current	Deferred	Total
	As Restated	As Restated	As Restated
US Federal	$550	$(8,960)	$(8,410)
State and Local	1,125	(3,024)	(1,899)
Foreign	610	522	1,132
	$2,285	$(11,462)	$(9,177)

Income tax expense (benefit) for the year ended March 31, 2007 consists of (in thousands):

	Current	Deferred	Total
US Federal	$537	$4,092	$4,629
State and Local	913	(487)	426
Foreign	1,056	(40)	1,016
	$2,506	$3,565	$6,071

The differences between income taxes computed using the applicable statutory federal income tax rate (34% for fiscal year 2005; 35% for fiscal years 2006 and 2007) and that shown in the statements of operations are summarized as follows (in thousands):

	Years Ended March 31,
	2005	2006	2007
	As Restated	As Restated
Computed tax at statutory rate	$1,536	$3,555	$4,393
State taxes, net of federal benefit	62	510	636
Extraterritorial income exclusion and qualified production income deduction	(75)	(512)	(38)
Change in valuation allowance and related adjustments to additional paid in capital	—	(17,375)	—
Research and development credits	(1,841)	3,440	(1,249)
SystemOK acquired in process technology write-off	—	—	952
Foreign rate differential	1,440	348	728
Other differences	649	857	649
	$1,771	$(9,177)	$6,071

The other permanent differences consist of provision to return true up adjustments, book expenses for incentive stock options, and certain meals and entertainment expenses and penalties.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 10 — Income Taxes  – (continued)

The components of deferred taxes are as follows (in thousands):

	March 31,
	2006	2007
	As Restated
Deferred tax assets:
Accounts receivable	$470	$278
Inventories	251	221
Tax credit carryforwards	10,687	13,246
Net operating losses	8,452	3,980
Accrued vacation pay	655	917
Commissions and bonuses	89	40
Fixed assets	246	284
Other reserves	5,405	5,854
Stock option compensation	4,965	5,386
Gross deferred tax assets	31,220	30,206
Valuation allowance	(2,612)	(3,084)
Total deferred tax assets, net of valuation allowance	28,608	27,122
Deferred tax liabilities:
Intangible assets	(298)	(1,218)
State income taxes	(1,842)	(2,207)
Research and experimental expenses	(22)	42
Total deferred tax liability	(2,162)	(3,383)
Net deferred taxes	$26,446	$23,739

See description of restatement in Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy.”

As of March 31, 2007, we have gross deferred tax assets for net operating loss carryforwards of $4.0 million including $2.3 million related to our acquisition of InterActual Technologies, Inc. The loss carryforwards expire between 2011 and 2020.

As of March 31, 2007, we have cumulative unused federal and California R&D tax credits of approximately $5.1 million and $4.7 million, respectively, that can be used to reduce federal and California income taxes. The federal R&D credits expire from 2013 through 2026; California credits carryforward indefinitely. As of March 31, 2007, we have cumulative foreign tax credits of approximately $3.1 million that expire from 2008 through 2015. In addition we have alternative minimum tax credit carryforwards of approximately $0.2 million available to offset regular income tax over an indefinite period and $0.1 million of California manufacturing investment credits that expire in 2011 and 2012.

The $3.1 million valuation allowance consists of a reserve of $1.7 million for acquired InterActual net operating loss carryforwards that may not be utilized due primarily to an annual limitation under Code Section 382 and a reserve of $1.4 million against Canadian deferred tax assets that are unlikely to be realized.

Pursuant to APB No. 23 “Accounting for Income Taxes — Special Areas,” U.S. corporate income taxes were not provided on a cumulative total of approximately $1.2 million of undistributed net foreign earnings for all non-U.S. subsidiaries. We intend to indefinitely reinvest these funds in their respective operations outside the U.S.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 11 — Significant Customer Information, Segment Reporting and Geographic Information

SFAS No. 131, ”Disclosures about Segments of an Enterprise and Related Information,” requires us to report certain information about our operating segments. An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The consumer segment includes DVD-Video creation tools and playback, CD-Audio, CD-ROM and DVD-ROM making tools, tools focused on the new high-definition formats, as well as data backup software intended for use by entry-level professionals, enthusiasts and consumers. Included in this segment is the software we acquired in connection with the Roxio CSD and SystemOK acquisitions. Our consumer segment’s products also include software that we license to other companies for inclusion in their products.

The professional audio and video segment includes advanced DVD-Video and high definition creation tools, which are intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators.

The following tables show the revenue by product line, net revenues attributable to the components of consumer products segment, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Net Revenue by Segment (in thousands):

	Years Ended March 31,
	2005	2006	2007
	As Restated
Net revenue
Consumer	$82,487	$136,354	$140,414
Professional audio and video	8,140	11,254	8,235
Total net revenue	$90,627	$147,608	$148,649

Net revenues attributable to the two components of our consumer products segment were as follows:

	Years Ended March, 31
	2006	2007
	As Restated
Roxio Division	$117,333	$122,326
Advanced Technology Group	19,021	18,088
Total consumer products net revenue	$136,354	$140,414

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 11 — Significant Customer Information, Segment Reporting and Geographic Information  – (continued)

Net revenue by component of our consumer products division is not presented for fiscal year 2005 because, due primarily to a change in our accounting software in fiscal 2005, we determined that it was impracticable to do so.

Operating Income (Loss) by Segment (in thousands):

	Years Ended March 31,
	2005	2006	2007
	As Restated	As Restated
Operating income (loss)
Consumer	$23,866	$37,150	$45,536
Professional audio and video	(1,450)	197	(3,363)
Unallocated operating expenses	(18,075)	(26,184)	(30,633)
Total operating income	$4,341	$11,163	$11,540

Revenues by Geographic Location (in thousands):

	Years Ended March 31,
	2005	2006	2007
	As Restated
United States	$69,997	$113,100	$116,371
Export
Canada	224	262	615
France	928	2,338	1,275
Germany	2,896	2,181	3,038
United Kingdom	1,572	6,141	3,821
Other European	2,987	4,530	4,579
Japan	9,845	14,873	13,282
Singapore	104	2,241	3,682
Taiwan	1,288	312	175
Other Pacific Rim	677	1,300	1,588
Other International	109	330	223
Total net revenue	$90,627	$147,608	$148,649

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	March 31,
	2006	2007
United States	$3,800	$2,153
Japan	191	168
Canada	456	351
Other International	386	569
Total long-lived assets	$4,833	$3,241

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 11 — Significant Customer Information, Segment Reporting and Geographic Information  – (continued)

Significant customer information:

	Percent of Total Net Revenue			Percent of Total Accounts Receivable
	Years Ended March 31,			March 31,
	2005	2006	2007	2006	2007
	As Restated			As Restated
Dell	33%	20%	23%	13%	10%
Ingram	6%	10%	9%	12%	11%
Navarre	5%	12%	13%	11%	12%
Digital River	7%	17%	20%	7%	12%

Revenue recognized from Dell is pursuant to development and licensing agreements. Revenue recognized from Ingram and Navarre is pursuant to distributor agreements. Revenue recognized from Digital River is pursuant to a reseller agreement entered into during fiscal year 2006, resulting in a change of relationship from third party provider to reseller.

Note 12 — SystemOK Acquisition

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 12 — SystemOK Acquisition  – (continued)

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with the SystemOK acquisition, we identified one research and development project involving the creation of the next generation version of their primary software product for which technological feasibility had not been established and no alternative future uses existed. The value of the acquired in-process technology was estimated by using the excess-earnings method of the income approach based on a discounted cash flow rate of 19%. This project was approximately 85% complete at the time of acquisition, and we anticipated that this project would have been completed and begun generating revenue by the end of fiscal year 2008. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our consolidated statements of operations for the fiscal year ended March 31, 2007.

Note 13 — Roxio CSD Acquisition

On December 17, 2004, we closed our previously announced purchase of the Roxio CSD. This acquisition has provided us with a well-recognized set of consumer software brands, access to long-standing distribution channels, strong product marketing expertise and key relationships with top-tier retail outlets.

Under the terms of the transaction, we acquired substantially all of the assets of the Roxio CSD, including all products, intellectual property and trademarks, as well as the “Roxio” name. At closing, we paid the seller $70.0 million and issued it 653,837 shares of our common stock valued at $8.6 million, plus an aggregate of approximately $2.3 million representing the initial working capital and channel inventory adjustments. The common stock was valued using the closing price of our stock for the two days before through two days following August 9, 2004. During the fourth quarter of fiscal year 2006, we paid an additional $2.2 million to the seller in satisfaction of a final working capital adjustment and other remaining obligations related to the acquisition. Of this amount, $1.2 million related to various amounts previously accrued and $1.0 million was recorded as an increase in goodwill.

We allocated the purchase price to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. The amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Fair market value of liabilities assumed less tangible assets acquired	$(5,056)
Core developed technology	9,100
Customer contracts	13,100
Brand (trade) names	25,700
Acquired in process technology	3,100
Goodwill	39,865
Net assets acquired	$85,809
Common stock issued	8,630
Cash	73,323
Transaction costs	3,856
Total purchase price	$85,809

The value of identifiable intangible assets was determined in accordance with SFAS No. 141. Core developed technology represents technology products that had been introduced into the market, were generating revenue and/or had reached technological feasibility as of the close of the transaction. The value is calculated based on an estimate of the implicit income derived from this technology. Core developed technology is estimated to have a useful life of four to five years, amortized on a straight line basis. The value of

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 13 — Roxio CSD Acquisition  – (continued)

customer contracts represents the implicit income derived as a result of the distribution channels and customers of the Roxio CSD. Based on historical attrition rates, the useful life of the customer contracts is estimated to be 10 years, amortized using an accelerated method over the estimated useful life. The value of trade names is calculated based on the overall revenue stream of products and an estimated royalty rate. The royalty rate was determined in part by reviewing industry data regarding royalties paid for the use of a third party trade name. Based on the plan to continue to use the existing trade names, the useful life is indefinite and accordingly the value will not be amortized.

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with this acquisition, we identified five research and development projects involving the creation of next generation versions of certain primary software products for which technological feasibility had not been established and no alternative future uses existed. These projects ranged from approximately 35% to 70% complete at the time of acquisition, and we generally anticipated that these projects would have been completed and would be generating revenue by the end of calendar year 2005. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and is included as a separate line item on our consolidated statements of operations for the fiscal year ended March 31, 2005.

Included in net assets acquired were receivable reserves totaling approximately $9.3 million. Through March 31, 2006, approximately $7.0 million in various claims, returns, adjustments, and discounts were charged against pre-acquisition reserves. As of March 31, 2006, based on an analysis of the remaining exposure, we released approximately $1.3 million of these reserves as a credit to sales returns in the accompanying statements of operations, leaving a remaining balance of approximately $1.1 million. The remaining reserves were utilized in fiscal 2007.

Included in transaction costs are approximately $1.0 million of transaction-related liabilities, including approximately $0.7 million for severance payments to former Roxio CSD employees and approximately $0.3 million for exit costs associated with the Roxio CSD facilities. Execution of these restructuring plans began within a few months of the date of close of the transaction.

As part of this acquisition, we assumed certain restructuring liabilities that consisted primarily of lease obligations for certain facilities previously exited by the Roxio CSD. The activity for the restructuring liabilities was as follows (in thousands):

Facility Exit Costs
Liability recorded at acquisition date	$2,214
Payments	(3,191)
Adjustments	977
Balance at March 31, 2007	$—

During the quarter ended March 31, 2005, we incurred additional expenses of approximately $2.2 million to transition the Roxio CSD business into our existing operations. These expenses included incremental costs consisting primarily of employee severance and lease exit costs totaling approximately $1.4 million, a portion of internal payroll costs for those employees who worked on the acquisition totaling approximately $0.7 million and incremental costs incurred by consultants who worked on the acquisition and integration totaling approximately $0.1 million.

Results for the Roxio CSD have been included in our consolidated results beginning on December 18, 2004. The following pro forma results of operations for the fiscal year ended 2005 are as if the acquisition occurred on April 1, 2004. The pro forma information has been presented for illustrative purposes only and is

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 13 — Roxio CSD Acquisition  – (continued)

not necessarily indicative of the combined non-recurring items which consist of acquired in-process technology expense of $3.1 million and business integration expense of $2.2 million.

(in thousands, except per share amounts)	2005
As Restated
Net revenue	$174,000
Net income	$29,300
Basic net income per share	$1.25
Diluted net income per share	$1.17

Note 14 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2006 and 2007 is as follows (in thousands, except per share amounts):

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Net revenue	$36,162	$31,699	$37,563	$42,184	$36,934	$35,244	$38,714	$37,757
Gross profit	26,302	24,466	28,841	33,867	29,011	27,215	29,818	28,214
Operating income (loss)	(289)	(238)	8,483	3,207	7,841	3,566	1,702	(1,570)
Net income (loss)	13,358	(870)	10,695	(3,849)	5,001	2,307	(240)	(819)
Basic income (loss) per share	$0.55	$(0.04)	$0.43	$(0.15)	$0.19	$0.09	$(0.01)	$(0.03)
Weighted average shares used in computing per share amounts	24,350	24,586	24,806	25,259	25,778	25,922	26,059	26,167
Diluted income (loss) per share	$0.52	$(0.04)	$0.41	$(0.15)	$0.18	$0.08	$(0.01)	$(0.03)
Weighted average shares used in computing per share amounts	25,811	24,586	26,198	25,259	27,412	27,217	26,059	26,167
Common Stock Price Range
High	$18.88	$21.82	$22.02	$20.30	$18.38	$16.95	$17.81	$18.58
Low	$13.70	$17.60	$14.00	$14.66	$14.31	$13.42	$14.39	$13.84

(1)	See Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to the Consolidated Financial Statements.

The following presents the effect of the restatement adjustments by financial statement line item for the Quarterly (Unaudited) Consolidated Balance Sheets and Statements of Operations for fiscal year 2006 the first two quarters of fiscal year 2007. See Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to the consolidated financial statements.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 14 — Quarterly Financial Data (Unaudited)  – (continued)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2005			September 30, 2005			December 31, 2005
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$42,853	$—	$42,853	$18,741	$—	$18,741	$15,726	$—	$15,726
Short-term investments	—	—	—	26,100	—	26,100	33,925	—	33,925
Accounts receivable, net of allowances	13,628	(2,775)	10,853	16,978	(2,847)	14,131	23,664	(5,843)	17,821
Inventory	715	—	715	546	—	546	687	—	687
Prepaid expenses and other current assets	2,334	—	2,334	3,044	—	3,044	3,735	—	3,735
Total current assets	59,530	(2,775)	56,755	65,409	(2,847)	62,562	77,737	(5,843)	71,894
Fixed assets, net	6,569	—	6,569	6,187	—	6,187	5,447	—	5,447
Purchased and internally developed software costs, net	1,485	—	1,485	1,405	—	1,405	1,347	—	1,347
Goodwill	53,269	(2,048)	51,221	53,481	(2,048)	51,433	54,159	(2,048)	52,111
Acquired intangibles, net	47,731	—	47,731	46,413	—	46,413	45,115	—	45,115
Deferred tax benefit, net	—	10,475	10,475	—	9,988	9,988	—	13,318	13,318
Other assets	6,521	—	6,521	6,689	—	6,689	6,322	—	6,322
Total assets	$175,105	$5,652	$180,757	$179,584	$5,093	$184,677	$190,127	$5,427	$195,554
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,325	$—	$9,325	$6,891	$—	$6,891	$6,123	$—	$6,123
Accrued expenses and other current liabilities	20,456	4,723	25,179	23,467	5,087	28,554	24,257	4,657	28,914
Deferred revenue	6,919	(257)	6,662	7,143	(80)	7,063	10,237	135	10,372
Total current liabilities	36,700	4,466	41,166	37,501	5,007	42,508	40,617	4,792	45,409
Bank note payable	30,000	—	30,000	30,000	—	30,000	30,000	—	30,000
Other long term liabilities, net of current portion	2,191	—	2,191	1,029	—	1,029	175	—	175
Deferred revenue, net of current portion	679	—	679	607	—	607	481	—	481
Total liabilities	69,570	4,466	74,036	69,137	5,007	74,144	71,273	4,792	76,065
Stockholders' equity:
Convertible preferred stock	—	—	—	—	—	—	—	—	—
Common stock	106,669	23,420	130,089	109,021	26,294	135,315	109,256	24,350	133,606
Accumulated other comprehensive loss	(325)	—	(325)	(867)	—	(867)	(896)	—	(896)
Accumulated earnings (deficit)	(809)	(22,234)	(23,043)	2,293	(26,208)	(23,915)	10,494	(23,715)	(13,221)
Total stockholders' equity	105,535	1,186	106,721	110,447	86	110,533	118,854	635	119,489
Total liabilities and shareholders’ equity	$175,105	$5,652	$180,757	$179,584	$5,093	$184,677	$190,127	$5,427	$195,554

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 14 — Quarterly Financial Data (Unaudited)  – (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended
	June 30, 2005			September 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue	$35,519	$643	$36,162	$31,948	$(249)	$31,699
Cost of revenue	9,765	95	9,860	7,154	79	7,233
Gross profit	25,754	548	26,302	24,794	(328)	24,466
Operating expenses:
Marketing and sales	8,523	1,056	9,579	7,354	971	8,325
Research and development	9,874	1,149	11,023	10,819	1,102	11,921
General and administrative	4,909	785	5,694	3,354	1,063	4,417
Business intergration	295	—	295	41	—	41
Total operating expenses	23,601	2,990	26,591	21,568	3,136	24,704
Operating income (loss)	2,153	(2,442)	(289)	3,226	(3,464)	(238)
Interest income	—	—	—	—	—	—
Interest expense	—	(21)	(21)	—	(22)	(22)
Other expense	(113)	—	(113)	(234)	—	(234)
Income (loss) before income taxes	2,040	(2,463)	(423)	2,992	(3,486)	(494)
Provision (benefit) for income taxes	(3,864)	(9,917)	(13,781)	(110)	486	376
Net income (loss)	$5,904	$7,454	$13,358	$3,102	$(3,972)	$(870)
Net income (loss) per share:
Basic	$0.24	$0.30	$0.55	$0.13	$(0.17)	$(0.04)
Diluted	$0.21	$0.30	$0.52	$0.11	$(0.15)	$(0.04)
Shares used in per share calculation:
Basic	24,350	—	24,350	24,586	—	24,586
Diluted	27,499	(1,688)	25,811	27,975	—	24,586

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 14 — Quarterly Financial Data (Unaudited)  – (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended
	December 31, 2005			March 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue	$40,774	$(3,211)	$37,563	$40,435	$1,749	$42,184
Cost of revenue	9,435	(713)	8,722	7,764	553	8,317
Gross profit	31,339	(2,498)	28,841	32,671	1,196	33,867
Operating expenses:
Marketing and sales	7,751	(686)	7,065	7,977	2,660	10,637
Research and development	10,133	(1,059)	9,074	9,734	2,405	12,139
General and administrative	4,158	61	4,219	4,598	3,286	7,884
Total operating expenses	22,042	(1,684)	20,358	22,309	8,351	30,660
Operating income	9,297	(814)	8,483	10,362	(7,155)	3,207
Interest income	—	—	—	1,271	—	1,271
Interest expense	—	(23)	(23)	(1,754)	(26)	(1,780)
Other income (expense), net	(445)	—	(445)	361	—	361
Income (loss) before income taxes	8,852	(837)	8,015	10,240	(7,181)	3,059
Provision (benefit) for income taxes	651	(3,331)	(2,680)	7,520	(612)	6,908
Net income (loss)	$8,201	$2,494	$10,695	$2,720	$(6,569)	$(3,849)
Net income (loss) per share:
Basic	$0.33	$0.10	$0.43	$0.11	$(0.26)	$(0.15)
Diluted	$0.30	$0.11	$0.41	$0.10	$(0.25)	$(0.15)
Shares used in per share calculation:
Basic	24,806	—	24,806	25,259	—	25,259
Diluted	27,117	(919)	26,198	27,043	—	25,259

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 14 — Quarterly Financial Data (Unaudited)  – (continued)

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2006			September 30, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$—	$11,719	$16,344	$—	$16,344
Short-term investments	53,375	—	53,375	44,275	—	44,275
Accounts receivable, net of allowances	23,760	(3,849)	19,911	22,563	(4,936)	17,627
Inventory	515	—	515	458	—	458
Deferred tax benefit	3,879	—	3,879	4,037	—	4,037
Prepaid expenses and other current assets	3,767	—	3,767	3,454	—	3,454
Total current assets	97,015	(3,849)	93,166	91,131	(4,936)	86,195
Fixed assets, net	4,145	—	4,145	3,775	—	3,775
Purchased and internally developed software costs, net	1,053	—	1,053	885	—	885
Goodwill	54,151	(2,478)	51,673	54,151	(2,478)	51,673
Acquired intangibles, net	42,745	—	42,745	41,576	—	41,576
Deferred tax benefit	11,391	11,194	22,585	8,921	11,537	20,458
Other assets	1,089	—	1,089	946	—	946
Total assets	$211,589	$4,867	$216,456	$201,385	$4,123	$205,508
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,185	$—	$5,185	$4,903	$—	$4,903
Accrued expenses and other current liabilties	24,542	4,650	29,192	21,152	4,594	25,746
Deferred revenue	6,033	831	6,864	5,206	358	5,564
Bank note payable	—	—	—	20,000	—	20,000
Total current liabilities	35,760	5,481	41,241	51,261	4,952	56,213
Bank note payable	30,000	—	30,000	—	—	—
Other long term liabilities, net of current portion	335	—	335	585	—	585
Deferred revenue, net of current portion	82	—	82	59	—	59
Total liabilities	66,177	5,481	71,658	51,905	4,952	56,857
Shareholders' equity:
Convertible preferred stock	—	—	—	—	—	—
Common stock	129,180	28,763	157,943	130,571	28,911	159,482
Accumulated other comprehensive loss	(1,072)	—	(1,072)	(1,064)	—	(1,064)
Accumulated earnings	17,304	(29,377)	(12,073)	19,973	(29,740)	(9,767)
Total shareholders' equity	145,412	(614)	144,798	149,480	(829)	148,651
Total liabilities and shareholders' equity	$211,589	$4,867	$216,456	$201,385	$4,123	$205,508

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 14 — Quarterly Financial Data (Unaudited)  – (continued)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended
	June 30, 2006			September 30, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue	$36,886	$48	$36,934	$35,853	$(609)	$35,244
Cost of revenue	7,716	207	7,923	8,091	(62)	8,029
Gross profit	29,170	(159)	29,011	27,762	(547)	27,215
Marketing and sales	7,529	(308)	7,221	7,698	111	7,809
Research and development	10,732	(262)	10,470	10,283	40	10,323
General and administrative	4,264	(785)	3,479	4,531	(30)	4,501
Abandoned acquisition	—	—	—	1,016	—	1,016
Total operating expenses	22,525	(1,355)	21,170	23,528	121	23,649
Operating income	6,645	1,196	7,841	4,234	(668)	3,566
Interest income	676	—	676	789	—	789
Interest expense	(512)	4	(508)	(534)	(40)	(574)
Other expense, net	(6)	—	(6)	(65)	—	(65)
Income before income taxes	6,803	1,200	8,003	4,424	(708)	3,716
Provision for income taxes	2,713	289	3,002	1,755	(346)	1,409
Net income	$4,090	$911	$5,001	$2,669	$(362)	$2,307
Net income per share:
Basic	$0.16	$0.03	$0.19	$0.10	$(0.01)	$0.09
Diluted	$0.15	$0.03	$0.18	$0.10	$(0.02)	$0.08
Shares used in per share calculation:
Basic	25,778	—	25,778	25,922	—	25,922
Diluted	27,414	(2)	27,412	27,253	(36)	27,217

Note 15 — Subsequent Events

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

On March 22, 2007, we attended a hearing with the Nasdaq Listing Qualifications Panel (the “Panel”), at which we sought an exception to the applicable Marketplace Rules requirements. Thereafter, on April 23, 2007, the Panel granted us an initial extension to regain compliance with Nasdaq’s listing requirements, on June 20, 2007, the Panel granted us an additional extension, on July 23, 2007 the Nasdaq Listing and Hearing Review Council (the “Listing Council”) notified us that it had determined to call for review the June 20,

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005, 2006 and 2007

Note 15 — Subsequent Events  – (continued)

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

Union Bank Credit Facility Amendment

As a result of a $3.4 million charge for in-process technology associated with our acquisition of SystemOK, we recognized a net loss for the quarter ended December 31, 2006 and were not in compliance with the quarterly net profit covenant of the Amended Credit Facility. Additionally, we recognized a net loss in the quarter ended March 31, 2007 primarily due to charges for payroll taxes and employee taxes under Section 409A of the Code associated with our voluntary review of our historical stock option grant practices and related accounting.

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

As of March 31, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of February 15, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility.

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

Item 9A. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

Our CEO and newly-appointed Interim CFO (the “Certifying Officers”) have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this Annual Report. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective due to the material weakness identified in Management’s Report on Internal Control over Financial Reporting immediately below.

b. Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control — Integrated Framework.”

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, performed on the basis of the COSO criteria, management identified control deficiencies that, in the aggregate, constitute a material weakness in our financial reporting set forth below, and has concluded that, based on the specified criteria, we did not maintain effective internal control over financial reporting as of March 31, 2007:

We lacked sufficient qualified personnel with an appropriate level of knowledge and experience in the application of GAAP, to exercise proper oversight over our financial reporting function and address the requirements of our normal financial accounting and reporting needs while we were simultaneously engaged in a restatement and re-audit of prior financial statements in connection with our stock option review. Our financial and accounting organization was not adequately staffed to support our financial accounting and reporting needs during our year-end close while also supporting the significant additional work associated with the stock option review and related restatement and a re-audit of our fiscal year 2005. Moreover, due to our lack of sufficient internal staffing, we had to rely too heavily on external consultants to assist in the financial reporting and close process and the calculation of share-based compensation and associated payroll tax and other expenses associated with our stock option review and were unable to perform adequate and timely reviews of staff work and account reconciliations. These issues resulted in various adjustments, including adjustments to our calculations of share-based compensation associated with the restatement, an adjustment based upon a sales transaction that we subsequently learned had additional terms, and an adjustment to our calculations of amortization of acquired intangibles. These adjustments were identified by management and our independent registered public accountants and were recorded prior to the filing of this Form 10-K for the year ended March 31, 2007.

BDO Seidman, LLP has issued an auditors’ report on our internal control over financial reporting. The auditors’ report is included in the Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm, that appears on page 80 of this Annual Report on Form 10-K.

c. Changes in Internal Control over Financial Reporting

Remediation of Fiscal Year 2006 Material Weakness

During fiscal year 2007, our management implemented the following changes in internal control over financial reporting to address the material weakness in our internal control over financial reporting identified in the prior fiscal year:

1	We engaged a third party to consult on tax related acquisition issues.
2	We completed a physical inventory of acquired fixed assets. During the process of completing the physical inventory count, we tagged certain fixed assets to facilitate future physical inventory counts.
3	We hired a new revenue manager, with the appropriate level of knowledge and experience in the application of GAAP, to manage the accounting associated with our retail channel activities.

As of March 31, 2007, we completed the execution of our remediation plan, evaluated and tested the effectiveness of the controls as of March 31, 2007. While management noted the material weakness in fiscal 2007 relating to our lacking sufficient resources to maintain internal control over financial reporting while simultaneously managing a complex restatement and re-auditing process, management determined that the fiscal 2006 material weakness has been remediated through the steps identified above.

Remediation Plans

Subsequent to the end of fiscal year 2007, our management has commenced a number of steps designed to remediate the fiscal year 2007 material weakness. Management believes that, upon our completion of the options review, restatement and re-auditing process and as we are able to become current in our periodic SEC filings, we will have resolved many of the underlying conditions giving rise to this material weakness. In addition, management intends to engage in an increased effort to fill open positions with permanent staff with the appropriate training, experience, and knowledge of GAAP as necessary to enable us to maintain internal control over financial reporting. In addition, we will augment the strength of our accounting function by having members of our senior management and board of directors attend a Sonic-sponsored training program (including the services of outside experts as appropriate) concerning corporate governance and including discussions of public company accounting.

Options Administration and Options Restatement

As disclosed in the Explanatory Note, Note 2 of our Notes to Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on February 1, 2007, prior to the end of our fiscal year 2007, we commenced a voluntary review of our historical stock option grant practices and related accounting. We recently completed this review and concluded that a substantial number of stock options granted from early 1998 through mid 2006 were not correctly accounted for in accordance with GAAP, and have restated our historical financial statements based on our conclusions.

In considering the implications of this review on our internal control over financial reporting, our management noted that: (a) in 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes and subsequently hired a certified equity professional with experience managing stock award plans and implemented E*Trade’s Equity Edge software program to track and manage our stock award program; (b) in 2006, we adopted policies relating to granting employees restricted stock units (“RSUs”), which do not raise certain of the measurement date issues that exist for stock options, and in November 2006 made a grant of RSUs to employees as the general form of deferred equity compensation to these employees; and (c) during the pendency of our options review and restatement process, we did not issue any stock options.

In addition, as discussed in the Explanatory Note and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are implementing significant additional revisions to our internal control structure surrounding our stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods. As such, management concluded that the previous control deficiencies which resulted in a restatement of prior financial statements were remediated and did not constitute a material weakness as of March 31, 2007.

Other

Except as noted above, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following sets forth certain information regarding the members of our board of directors as of February 25, 2008.

Name	Age	Position	Director Since
Robert J. Doris	55	Chairman of the Board of Directors	1986
Mary C. Sauer	55	Director	1986
Robert M. Greber	69	Director	1993
Peter J. Marguglio	61	Director	1986
R. Warren Langley	65	Director	2001

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director or executive officer of Sonic.

Robert J. Doris.  Mr. Doris co-founded Sonic in 1986 and has served as Chairman of the Board since 1986, as Chief Executive Officer from 1986 to September 2005, and as President from 1986 to April 2005. In September 2005 Mr. Doris became the non-executive Chairman of the Board, and all services performed by Mr. Doris since that time have been in his capacity as a board member. Prior to 1986, Mr. Doris held the positions of President of The Droid Works, a subsidiary of Lucasfilm Ltd., Vice President of Lucasfilm, and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

Mary C. Sauer.  Ms. Sauer co-founded Sonic in 1986 and served as a vice president from 1986 to September 26, 2005, including as Senior Vice President of Marketing and Sales from February 1993 to September, 2005, and has served as a director from 1986 until the present. Since September 2005, all services performed by Ms. Sauer have been in her capacity as a board member. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

Robert M. Greber.  Mr. Greber has served as a director of Sonic since August 1993.Mr. Greber served as President and Chief Operating Officer of The Pacific Stock Exchange from 1990 to 1995. From 1996, until his retirement in 1999, Mr. Greber was Chairman and Chief Executive Officer of The Pacific Stock Exchange. From 1985 to 1987, Mr. Greber was President and Chief Executive Officer of Diagnostic Networks, Inc., a network of Magnetic Resonance Imaging Centers which was merged into NMR America in 1987. From 1982 to 1985, Mr. Greber was President and Chief Executive Officer of Lucasfilm Ltd. Before joining Lucasfilm, Mr. Greber was associated with the firm of Merrill Lynch where he was Vice President and Manager of the Los Angeles Institutional Office. Mr. Greber holds a B.S. in Finance from Temple University.

Peter J. Marguglio.  Mr. Marguglio has served as a director of Sonic since 1986. Mr. Marguglio has worked at Eatec Corporation, a software company, where he was President and a director, since 1990 and until February 19, 2008, when Eatec was sold to Agilysis, Inc. Mr. Marguglio is currently acting as an advisor to Agilysis. Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981. Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

R. Warren Langley.  Mr. Langley has served as a director of Sonic since 2001. Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture capital firm that emphasizes social investing, since 2000. Mr. Langley also has been on the Board of Advisiors of Sun Trading LLC, a privately held partnership, since October 2007. From 1996 until 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From 1987 to 1998, he was a Principal and Chief Operating Officer of Hull Trading, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for fifteen years. Mr. Langley holds a B.S. degree in Engineering Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Phd in Operations Research from Georgia Institute of Technology.

Executive Officers

The following table sets forth information regarding our executive officers as of February 25, 2008.

Name	Age	Position
David C. Habiger	38	Chief Executive Officer and President
A. Clay Leighton	51	Chief Operating Officer
Mark Ely	38	Executive Vice President of Strategy
Paul F. Norris	46	Executive Vice President, Interim Chief Financial Officer and General Counsel

David C. Habiger.  Mr. Habiger joined Sonic in 1993 as a regional sales manager. From 1993 until 2000 Mr. Habiger served in a number of sales and marketing management roles at Sonic of increasing responsibility and importance. From 2000 until 2002, Mr. Habiger was Worldwide Vice President of Sales for Sonic. Mr. Habiger was Senior Vice President and General Manager from 2002 to 2003 and then General Manager from 2003 to April 2005 of the Roxio Division, where he played a key role in the development of Sonic’s OEM and retail markets for consumer software. In April 2005 Mr. Habiger was appointed President and COO. In September 2005, Mr. Habiger was appointed President and CEO. Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago. Since September 2007 Mr. Habiger has served as a director for Akimbo, Inc.

A. Clay Leighton.  Mr. Leighton joined Sonic in 1993 as Vice President of Finance. In 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer. In September 2005, Mr. Leighton was named Executive Vice President and Chief Financial Officer. In February 2008, Mr. Leighton was named Chief Operating Officer. Prior to joining Sonic, from 1990 to 1992, he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm. From 1988 to 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market. Previously, Mr. Leighton worked as strategy consultant for the Boston Consulting Group. Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Mark Ely.  Mr. Ely joined Sonic in 1992 as a Customer Service Representative. Over the years, Mr. Ely was promoted to Product Marketing Manager, Director of Marketing, General Manager Desktop Products and, in 2004, Senior Vice President of Strategic Planning. In September 2005, Mr. Ely was named Executive Vice President of Strategy. Mr. Ely received a B.A. from Middlebury College and an M.B.A. from the UCLA Anderson School of Management.

Paul F. Norris.  Mr. Norris joined Sonic in 2005 as Senior Vice President and General Counsel. In February 2008, Mr. Norris has become Sonic’s Executive Vice President, Interim Chief Financial Officer and General Counsel. Prior to joining Sonic, from 2000 to 2005, Mr. Norris was a partner at Steiner Norris PLLC, a law firm he co-founded in Seattle, Washington. Mr. Norris received a B.A. from Yale University and a J.D. from Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership and reports of changes in ownership of our common stock with the SEC. Executive officers, directors and owners of greater than 10% of our stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the filings, in respect of the fiscal year ended March 31, 2007, furnished pursuant to Rule 16a-3(e) promulgated under the Exchange Act or advice that no filings were required, we are not aware of any late Section 16(a) filings for such fiscal year.

Audit Committee

We have a separately designated Audit Committee of our board of directors that is comprised of Messrs. Greber, Langley and Marguglio. Our board of directors has determined that Mr. Greber qualifies as a financial expert according to the SEC’s regulations. See “Committees” below for a statement regarding Mr. Greber’s indpendence in accordance with applicable regulations and standards.

Changes in Procedure for Stockholder Recommendations for Director Nominees

The nominating committee has no formal policy with respect to consideration of stockholder recommended director candidates and will consider potential candidates for director that are brought to the committee’s attention by stockholders. Our board of directors believes it is appropriate not to establish a formal policy in light of the absence of any stockholder recommended director candidates in the past. There have been no changes to this process.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics covers all employees, officers and directors, including our principal executive, financial and accounting officers. A copy of our Code of Business Conduct and Ethics can be found on our web site, www.sonic.com. Any amendments to the Code of Business Conduct and Ethics will be posted on our website.

Director Independence

Our board of directors has determined that three non-employee directors of the board, Messrs. Greber, Langley and Marguglio, are “independent” as that term is defined in Rule 4200 of Nasdaq’s Marketplace Rules. In making this determination, the board considered transactions and relationships between each director or his or her immediate family and Sonic and its subsidiaries. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. As a result of this review, the board affirmatively determined, based on its understanding of such transactions and relationships, that all of the non-employee directors are independent and, therefore, a majority of the members of the board are independent pursuant to applicable Nasdaq rules.

Committees

The board of directors held a total of seven meetings during the fiscal year ended March 31, 2007. No director participated in fewer than 75% of the total number of meetings of the board of directors and all meetings of committees of the board of directors, if any, upon which such director served. The members of the Audit Committee meet separately on a regular basis without any non-independent members of the board of directors or members of management present. The chairman of the Audit Committee acts as the chairman of such meeting of the independent directors.

During the fiscal year ended March 31, 2007, and currently, the Audit Committee consisted solely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman. After considering transactions and relationships between each member of the Audit Committee or his immediate family and Sonic and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the board has determined that all current members of the Audit Committee are (1) “independent” as that term is defined in Section 10A of the Exchange Act; (2) “independent” as that term is defined in Rule 4200 of Nasdaq’s Marketplace Rules; and (3) financially literate. Our board of directors also determined that Mr. Greber qualifies as an “audit committee financial expert,” as defined by the applicable rules of the Exchange Act, pursuant to, among other things, his association with The Pacific Stock Exchange in various capacities, including Chairman, Chief Executive Officer and Chief Operating Officer, and his position as Chief Executive Officer of Diagnostic Network, Inc., and in those capacities had acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an audit committee financial expert.

The Audit Committee, pursuant to its charter, is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. In addition, the Audit Committee is responsible for approving the audit and non-audit services performed by the independent auditors; consulting with the independent auditors about the scope of the audit and reviewing with them the results of their examination and reviewing our financial control procedures and personnel. The Audit Committee also has established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee held six meetings during the fiscal year ended March 31, 2007

In September 2005, our board of directors appointed a Compensation Committee and adopted the Charter of the Compensation Committee of Sonic Solutions. The Compensation Committee is comprised entirely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman. Pursuant to its charter, the Compensation Committee’s functions include assisting the board in determining the compensation for our executive officers, including our Chief Executive Officer; administering certain aspects of our stock option plans, subject to the authority of the compensation committee to delegate the tasks associated with the administration of the plans; and assisting the board in other matters as appropriate.

In September 2005, our board of directors also appointed a Nominating Committee and adopted the Charter of the Nominating Committee of Sonic Solutions. The Nominating Committee is comprised entirely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman. Pursuant to its charter, the Nominating Committee’s functions include assisting the board in monitoring the size and composition of the board; considering and making recommendations to the board with respect to the nominations or elections of directors; and assisting the board in other duties as the board shall from time to time prescribe.

The current board committee arrangement, whereby all independent directors serve on the Audit Committee, Compensation Committee and Nominating Committees, derives from the facts that the size of the board is relatively small, all independent directors have significant experience in operating companies of approximately our size, all independent directors are financially sophisticated, and all independent directors have evidenced willingness to devote time and attention to board and board committee activities. In the future, depending on possible changes in the size and composition of the board, the board may vary its current practices relative to board committees. For example, it may in the future not designate all of the independent directors to serve on the Audit Committee, and it may specifically appoint certain directors to serve on the Compensation and Nominating Committees rather than have all of the same individuals serve on the Audit, Compensation and Nominating committees.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of the Company’s Executive Compensation Program

In September 2005, our board of directors appointed a Compensation Committee and adopted the Charter of the Compensation Committee of Sonic Solutions. The Compensation Committee is responsible for, among other things, (a) assisting the board in discharging its responsibilities relating to compensation of our directors and executive officers; and (b) producing an annual report on executive officer compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations. In September 2005, the board approved the base salaries and option grants for Mr. Habiger and Mr. Leighton. In January 2007, the board approved Executive Employment Agreements for Messrs. Habiger, Leighton and Ely.

Compensation Objectives and Strategy

Our core compensation philosophy is to pay our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to Sonic, while providing incentives to achieve our business and financial objectives. Our principal objectives and strategy concerning our executive compensation program are as follows:

•	To design compensation packages that will attract, retain, and motivate highly qualified key employees who can be instrumental to our long-term success;
•	to pay competitively in relation to similar audio and video software and hardware companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace;

•	to emphasize individual excellence and encourage all employees, not just our executive officers, to take initiative and lead projects that enhance our overall effectiveness;
•	to emphasize sustained performance by aligning rewards with shareholder interests; and
•	to motivate executives and employees to achieve our annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

We do not have a formal executive evaluation and compensation program with specified performance objectives, targets or ranges. Our board of directors has not historically used any formal benchmarking data or surveys to establish compensation levels, instead generally relying on publicly-available information regarding compensation levels of similar audio and video software and hardware companies as well as its own general business knowledge to design compensation packages that it believes are competitive and provide appropriate reward opportunities for achieving high levels of performance, compared to those similar organizations in the marketplace.

In keeping with our compensation objectives and strategy, our board of directors approved our entry into Executive Employment Agreements with our executive officers in January 2007. These agreements did not modify base salaries, rights to participate in long term or annual incentive plans, or other current compensation components for the executive officers, but do contain certain express change of control and termination benefits (see “Employment Agreements,” below). Our board believes that these agreements are beneficial in that they provide a certain level of employment protection to these executives, fostering long term-behavior, emphasizing sustained performance and the achievement of long-term business goals, and assisting us in retaining our most senior personnel, all without requiring us to increase the total compensation amounts now paid to those executives. Each year, the board of directors, taking into account any input provided by the Compensation Committee, will review and evaluate the compensation paid to our executive officers and determine the base salary, bonus and the equity related grants for each executive officer.

Role of Executive Officers in Compensation Decisions

In the ordinary course, our CEO evaluates the personnel who report directly to him. The Compensation Committee may consider these evaluations and any recommendations of our CEO in determining the base salaries, adjustments to base salaries, bonuses and equity based awards for each of our named executive officers, other than the CEO. The Compensation Committee and/or our full board of directors may exercise its discretion in modifying any recommended adjustments or awards to executives.

Elements of Compensation

Compensation for each executive officer for fiscal year 2007 consisted of a base salary, the opportunity to receive an annual bonus in the form of cash, stock and/or grants of restricted stock units (“RSUs”), options to acquire common stock, and other benefits (e.g., matching contribution made by us under our 401(K) plan). We provide a competitive salary and benefits package that we believe is consistent with market practice for our industry and the size of our company, and allows us to attract and retain executives and employees. We have not established minimum stock ownership guidelines for our executive officers or adopted a policy requiring them to retain their Sonic stock ownership for any period of time. In general, all other employee benefits that our executive officers receive, such as matching contributions under our 401(K) plan, are the same benefits available on a non-discriminatory basis to our other salaried employees.

We choose to build our compensation program for named executive officers around these elements because each individual component is useful in achieving one or more of the objectives of the program and we believe that, together, they have been and will continue to be effective in achieving our overall objectives.

Weighting of Elements

We do not have an express policy or formulaic method for weighting the different elements of compensation or for allocating between long-term and short-term compensation. The use and weight of each compensation element is based on a subjective determination by our board of directors and/or Compensation Committee of the importance of each element in meeting our overall objectives.

Non-cash compensation includes grants of stock options and/or RSUs. Stock options and RSUs provide long-term incentives to increase shareholder value as well as a retention mechanism for highly-valued named executive officers. The board’s intention is to grant competitive equity compensation awards.

Base Salary.  We provide our named executive officers and other employees a fixed amount of cash compensation — salary — for the executive’s work. Salaries for named executive officers are established each year by the board, taking into account any input provided by the Compensation Committee. The Compensation Committee and board determine the base salaries of our named executive officers annually by subjectively evaluating the responsibilities of their position, the experience and performance of the individual.

The amount of each executive’s salary is determined based on a number of factors including:

•	an assessment of individual contribution as judged by the CEO (other than with respect to his own salary), as well as the Compensation Committee and/or board;
•	tenure;
•	relationship with the salaries of other executives at comparable companies; and
•	our overall financial results.

For fiscal year 2007, as illustrated in our Summary Compensation Table below, base salaries of our named executive officers represented an average of approximately 68% of total compensation (which included base salary, cash incentive compensation, stock options expense and matching contributions made to the named executive under our 401(k) plan). The Compensation Committee considers that this percentage is relatively high, due to the fact that no RSUs or stock options were granted to our named executive officers during fiscal year 2007 as a consequence of the delay in our annual shareholders’ meeting (and the immediately ensuing board meeting at which such equity compensation is typically granted). Accordingly, while we do not target salary at a particular percentage of total compensation, the Compensation Committee anticipates that the percentage may be lower in future periods.

Bonuses.  We provide bonuses to compensate our executive officers for their performance over the past year at the discretion of the Compensation Committee and board. We do not establish a pool for bonuses, target bonuses at a particular percentage of base salary or base decisions on other set formula or criteria, but rather bases bonus-granting decisions on an individual assessment of the executive’s contribution to our company and achievement of corporate goals as well as our financial performance. Further, the Executive Employment Agreements approved in January 2007 do not include a specific amount or target for a bonus payment. While the Compensation Committee views bonuses as an important component of compensation, it does not regard bonuses as something that our named executive officers should count on or expect to receive on an annual basis; rather the Compensation Committee views bonuses as a means of providing reasonable compensation for “above and beyond” services. During fiscal year 2007, Mr. Ely received a bonus of $59,861, in part based on recognition of Mr. Ely’s assumption of the role of General Manager of The Roxio Division during the year. No other bonuses were awarded to our executive officers.

Equity-Based Incentives.  The Compensation Committee and board strongly believe that it is important for key employees who have primary responsibility for the management, growth, and future success of our company to have significant equity ownership interest in Sonic and to have the potential to gain financially from Sonic stock price increases. The interests of shareholders, executives and employees should thereby be more closely aligned. The Compensation Committee and board seek to provide such ownership interest to executives and key employees by grants of RSUs or grants of options to purchase shares of our common stock in the future at a price equal to fair market value at the date of grant. The board determines the amounts of long-term incentive awards after considering cost and dilution impact, market trends relating to long-term incentive compensation, the individual’s position with us, remaining availability under our stock option plans and other any other factors it deems relevant. We believe the term and vesting schedule of our stock options and RSUs provide additional incentive to management to focus on long-term growth and market performance of our stock.

Under our stock option plans, shares of our common stock may be purchased at the option price set by us. All grants must be exercised according to the provisions of our stock option plans. All outstanding options expire on the earlier of ten years after the date of grant or 90 days after an option holder’s termination of service with us.

Change in Control Provisions.  As further described under “Employment Agreements,” our executive officers are entitled to specified percentages of their annual base salaries then in effect and all of their outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full, in the event of a change in control (as defined). The change in control provisions in these agreements are designed to offer protection to these employees to recognize their many years of commitment to us and our continuing success.

Other Benefits.  We provide standard employee benefits to all of our employees. Benefits available to executive and non-executive employees include health insurance, vacation, disability insurance, life insurance and participation in our 401(k) plan and employee stock option and RSU programs. We do not offer any supplemental executive health and welfare or retirement programs, or provide any other supplemental benefits or perquisites, to our executives.

Impact of Tax and Accounting on Compensation Decisions

Section 162(m) of the Code limits the deductibility of compensation paid to certain executive officers in excess of $1 million unless the compensation is performance based.

When determining amounts of equity grants to executives and employees under our equity incentive program, the Compensation Committee considers the compensation charges associated with the grants. Beginning on April 1, 2006, we began accounting for share-based compensation in accordance with the requirements of SFAS No. 123R. Under SFAS No. 123R, grants of stock options result in compensation expense equal to the fair value of the options, which is calculated using a Black-Scholes option pricing model. The fair value of restricted stock units is equivalent to the market price of our common stock on the grant date. The expense is recognized over the option vesting period.

Chief Executive Officer Compensation

Mr. Habiger’s compensation as CEO for fiscal year 2007 was established by the board in accordance with the guidelines described in this Annual Report. For fiscal year 2007, Mr. Habiger’s salary was $350,000. Mr. Habiger’s base salary represented approximately 56% of his total compensation, with the balance primarily consisting of $266,000 for option awards granted prior to fiscal year 2007 calculated in accordance with SFAS 123(R).

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis contained herein with our management and, based on the review and discussion, has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Submitted by the Compensation Committee
Robert M. Greber, Chairman
R. Warren Langley
Peter J. Marguglio

Compensation Tables

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal year ended March 31, 2007, compensation awarded to, paid to, or earned by, our “principal executive officer”, “principal financial officer” and other executive officer as of March 31, 2007 (collectively, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David C. Habiger President and Chief Executive Officer	2007	350,000	—	265,913	11,863	627,776
A. Clay Leighton(3) Executive Vice President and Chief Financial Officer	2007	300,000	—	—	11,800	311,800
Mark Ely Executive Vice President of Strategy	2007	249,670	59,861	53,183	11,693	374,407

(1)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 for stock options granted in fiscal year 2007 and in prior fiscal years, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please refer to Note 8, “Shareholders' Equity,” in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation cost of our stock and option awards.
(2)	Consists of matching contributions made by the Company on behalf of the named executive to the Company's 401(k) plan.
(3)	Mr. Leighton was appointed Chief Operating Officer on February 25, 2008.

During the fiscal year ended March 31, 2007, no grants of plan-based awards to the Named Executive Officers occurred.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended March 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(1) (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David C. Habiger	400,000		19.99	9/23/2015
A. Clay Leighton	30,000		2.56	7/22/2007
	30,000		2.56	3/3/2008
	20,000		1.12	7/12/2011
	103,000		1.17	10/25/2011
	100,000		3.97	3/11/2013
	100,000		17.49	5/10/2014
	200,000		19.99	9/23/2015
Mark Ely	11,254	625	3.97	3/11/2013
	40,000		17.16	3/24/2014
	40,000		16.62	7/29/2014
	40,000		19.76	9/21/2015

(1)	All unexercisable stock options vest one-fourth each year over a four year period commencing on the date of grant.

Options Exercised

The following table shows, for the fiscal year ended March 31, 2007, the number of shares of our common stock acquired by each Named Executive Officer upon exercise of stock options in fiscal year 2007 and the corresponding dollar amounts realized upon exercise.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
David C. Habiger	—	—
A. Clay Leighton	—	—
Mark Ely	28,071	342,308

(1)	Represents the number of options exercised multiplied by the difference between the market price of our common stock on the exercise date and the exercise price of the options.

Employment Agreements

On January 23, 2007, our board of directors approved Executive Employment Agreements for David C. Habiger, A. Clay Leighton, and Mark Ely. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year end, are described in detail in the section entitled “Potential Payments upon Termination or Change in Control” below.

The Executive Employment Agreement for Mr. Habiger, our President and Chief Executive Officer (the “Habiger Agreement”), provides for a base salary of $350,000, which is the same as his base salary prior to the effective date of the Habiger Agreement, and the right to participate in any long term or annual incentive plans maintained by us for our executives. The Habiger Agreement provides that (i) if Mr. Habiger’s employment is terminated without Cause or if Mr. Habiger terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, we will make a lump sum payment to Mr. Habiger equal to 175% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Habiger’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and we will make a lump sum payment equal to 175% of his annual base salary at the level in effect at the time of the Change in Control.

The Executive Employment Agreement for Mr. Leighton, our Company’s Chief Operating Officer (the “Leighton Agreement”), provides for a base salary of $300,000, which is the same as his base salary prior to the effective date of the Leighton Agreement, and the right to participate in any long term or annual incentive plans maintained by us for our executives. The Leighton Agreement provides that (i) if Mr. Leighton’s employment is terminated without Cause or if Mr. Leighton terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, we will make a lump sum payment to Mr. Leighton equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Leighton’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and we will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

The Executive Employment Agreement for Mr. Ely, our Executive Vice President of Strategy (the “Ely Agreement”), provides for a base salary of $300,000 and the right to participate in any long term or annual incentive plans maintained by us for our executives. The Ely Agreement provides that (i) if Mr. Ely’s employment is terminated without Cause or if Mr. Ely terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, we will make a lump sum payment to Mr. Ely equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Ely’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and we will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

Each of the Executive Employment Agreements contains the following terms:

For purposes hereof, “Cause” shall mean (i) Executive’s conviction of any felony under federal or state law, or any fraud, misappropriation or embezzlement, or (ii) Executive’s breach of a fiduciary duty owed to Company or commission of a material violation of Section 4 [relating to confidential information].

Executive may voluntarily terminate his employment with Company for Good Reason within 30 days of the occurrence of: (a) a material adverse change in Executive’s position causing it to be of materially less stature or responsibility without Executive’s written consent, and such a materially adverse change shall in all events be deemed to occur if Executive no longer serves as [his position], unless Executive consents in writing to such change; (b) a reduction, without Executive’s written consent, in his level of compensation (including base salary and fringe benefits); (c) a relocation of his principal place of employment by more than 50 miles, or (d) failure to cure a material breach by Company (or its successor) of this Agreement within thirty (30) days after written notice from Executive to the Company identifying such breach.

For purposes of this Agreement, “Change in Control” shall have the same meaning as “Corporate Transaction,” as such term is defined in the Company’s 2004 Equity Compensation Plan.

Potential Payments upon Termination or Change in Control

The following table summarizes our estimated cost of severance payments had the executive’s employment terminated without cause or if he had terminated his employment for good reason as of March 31, 2007:

Name	Cash Payment ($)
David C. Habiger	612,500
A. Clay Leighton	300,000
Mark Ely	300,000

The following table summarizes our estimated cost of severance payments had a Change of Control occurred on March 31, 2007:

Name	Cash Payment ($)	Other Benefits ($)(1)
David C. Habiger	612,500	—
A. Clay Leighton	300,000	—
Mark Ely	300,000	6,331

(1)	Represents the value of all unvested stock options held as of March 31, 2007 that would accelerate calculated by multiplying the number of unvested shares by the closing price of our common stock on March 30, 2007 (the last trading day of fiscal year 2007) less the exercise price of such stock options.

Director Compensation

Non-employee Director Compensation

On January 23, 2007, our board of directors approved the Board of Directors Compensation Policy (the “Policy”). Pursuant to the Policy, the board shall review the annual compensation targets, including cash compensation target percentage, at each annual meeting of the board for the non-employee board members (each, an “Outside Director”) and each Outside Director who serves as chairman of either the board or a standing committee of the Board (each, a “Chairman”). The Policy provides for an initial annual compensation target of $100,000 for an Outside Director and for each Chairman an initial annual compensation target equal to 120% of the annual compensation target for an Outside Director. The Policy sets the initial cash compensation target percentage at 30% of annual compensation target and the initial equity compensation target percentage at 70%, for both Outside Directors and Chairmen.

In the event the annual meeting of the board is scheduled later than October 1 in any year, then, in light of the inability to calculate the next year’s annual equity compensation target percentage as contemplated under the Policy until such meeting is held, the Policy provides that effective on October 1 of that year the equity compensation target percentage for both Outside Directors and Chairmen shall be shall be reduced to 0% and the cash compensation target percentage for both Outside Directors and Chairmen shall be increased to 100%, each until the occurrence of such annual meeting.

The following table sets forth information for the fiscal year ended March 31, 2007 regarding compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert J. Doris(2)	158,250	—	158,250
Mary C. Sauer(2)	131,705	—	131,705
Robert M. Greber	78,750	19,650	98,400
Peter J. Marguglio	65,000	15,720	80,720
R. Warren Langley	65,000	15,720	80,720

(1)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2007 for stock options granted in fiscal 2007 and in prior fiscal years, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please refer to Note 8, “Shareholders’ Equity,” in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation cost of our stock and option awards.
(2)	In lieu of the outside Directors Compensation Policy, Mr. Doris and Ms. Sauer received the above amounts in consideration of their providing advisory services to the Company’s executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding beneficial ownership of the common stock as of February 15, 2008 (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) by each of our directors, (iii) by each of our Named Executive Officers, and (iv) by all directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)
Royce and Associates 1414 Avenue of the Americas New York, NY 10019	3,251,000	12%
William Blair & Company, L.L.C.(4) 222 W Adams Chicago, IL 60606	2,837,500	11%
Manning & Napier Advisors, Inc.(5) 290 Woodcliff Drive Fairport, NY 14450	1,363,650	5%
Directors and Offices
Robert J. Doris(6)	1,593,063	6%
Mary C. Sauer(7)	730,972	3%
The Doris-Sauer Revocable Trust(8)	103,516	*
Peter Marguglio(9)	336,443	1%
Robert M. Greber(10)	107,500	*
R. Warren Langley(10)	94,000	*
David C. Habiger(10)	400,000	2%
A. Clay Leighton(11)	632,500	2%
Mark Ely(10)	131,879	*
All directors and executive officers as a group (9 persons)	4,208,373	16%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.
(2)	This table is based upon information supplied by directors, officers and principal shareholders. Applicable percentage ownership for each shareholder is based on 26,353,277 shares of common stock outstanding as of February 15, 2008, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.
(3)	The information is based solely on Schedule 13G filed with the SEC by Royce and Associates on January 31, 2008.
(4)	The information is based solely on Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on January 9, 2008.
(5)	The information is based solely on Schedule 13G filed with the SEC by Mainning & Napier Advisors, Inc., on February 8, 2008.
(5)	Includes 1,003,519 shares owned by Mr. Doris, and 589,544 shares issuable upon exercise of options which will be exercisable within 60 days of February 15, 2008. Total shares exclude indirect shares owned or issuable upon exercise of options by Ms. Sauer who is married to Mr. Doris, and excludes shares owned by the Doris-Sauer Trust.
(7)	Includes 466,167 shares owned by Ms. Sauer, and 264,805 shares issuable upon exercise of options which will be exercisable within 60 days of February 15, 2008. Total shares exclude indirect shares owned or issuable upon exercise of options by Mr. Doris who is married to Ms. Sauer, and excludes shares owned by the Doris-Sauer Trust.
(8)	Includes shareds owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004. Revocable trust established by Robert Doris and Mary Sauer, husband and wife. Each of Mr. Doris and Ms. Sauer are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.
(9)	Includes 193,443 shares owned by Mr. Marguglio, and 143,000 shares issuable upon exercise of options which will be exercisable within 60 days of February 15, 2008.
(10)	Consists of shares issuable upon exercise of options which will be exercisable within 60 days of February 15, 2008.
(11)	Includes 109,500 shares owned by Mr. Leighton and 523,000 shares issuable upon exercise of options which will be exercisable within 60 days of February 15, 2008.

Item 13. Certain Relationships, Related Transactions and Director Independence

We have agreed to indemnify each of our directors and executive officers to the fullest extent permitted by California law.

All transactions between us and our officers, directors, principal stockholders and affiliates have been and will be approved by a majority of our board of directors, including a majority of the disinterested, non-employee directors, and have been or will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

BDO Seidman, LLP performed services for us in fiscal years 2007 and 2006 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid or payable to BDO Seidman in fiscal years 2006 and 2007 were as follows (in thousands):

	Year Ended March 31,
	2006	2007
Audit(1)	$1,426	$1,524
Audit Related Fees(2)	—	102
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,426	$1,626

(1)	Audit fees are fees related to professional services rendered by BDO Seidman, LLP in connection with the audit of our financial statements and our internal controls over financial reporting, the reviews of our interim financial statements included in each of our quarterly reports on Form 10-Q, international statutory audits, the re-audit of our 2005 financial statements, stock option review of other SEC filings.
(2)	Audit-related fees are for assurance and related services by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements.

Pre-Approval Policy

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by BDO Seidman must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its pre-approval policies and procedures, our Audit Committee pre-approved all audit and non-audit services prior to them being performed by BDO Seidman during the fiscal year ended March 31, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a) 1. Financial Statements.

See Item 8 of this Report.

(a) 2. Financial Statements Schedule.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a) 3. Exhibits:

Exhibit	Note	Title
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
10.1	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004
10.2	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.3	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.4	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.5	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.6	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002
10.7	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.8	(1)	Form of Indemnity Agreement
10.9	(1)	1989 Amended and Restated Stock Option Plan (compensatory plan)
10.10	(3)	1998 Stock Option Plan (compensatory plan)
10.11	(10)	Sonic Solutions 2004 Equity Compensation Plan
10.12	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.13	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.17	(11)	Sonic Solutions 2004 Stock Incentive Plan
10.18	(16)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.19	(17)	First Amendment to Loan and Security Agreement, dated December 20, 2005, by and between Sonic Solutions and Union Bank of California, N.A.
10.20		Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006.
10.21	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger.
10.22	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton.

Exhibit	Note	Title
10.23	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely.
10.24	(19)	Board of Directors Compensation Policy, effective as of January 23, 2007.
10.25	(20)	Second Amendment to Loan and Security Agreement, dated September 28, 2007, by and between Sonic Solutions and Union Bank of California, N.A.
10.26	(21)	Third Party Security Agreement, dated September 28, 2007, by and between InterActual Technologies, Inc. and Union Bank of California, N.A.
10.27	(22)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris.
21.1	*	List of subsidiaries
23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 30, 2002.
(8)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(9)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(10)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(11)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
(13)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(14)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(15)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(16)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.
(17)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.
(19)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.
(20)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(21)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE
SONIC SOLUTIONS
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2005, 2006 and 2007
(in thousands)

	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended March 31, 2005	$1,139	(a)	$155	$309	$(341)	$1,262
Year ended March 31, 2006	1,262		672	(378)	(313)	1,243
Year ended March 31, 2007	1,243		39	—	(618)	664
Sales discounts, returns and allowances
Year ended March 31, 2005	9,346	(a)	—	2,726	(2,957)	9,115
Year ended March 31, 2006	9,115		(1,061)	11,978	(16,040)	3,992
Year ended March 31, 2007	3,992		(49)	16,797	(16,626)	4,114

(a)	Includes balances from the Roxio CSD acquisition as of the December 17, 2004 opening balance sheet.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on February 25, 2008.

SONIC SOLUTIONS

By:	/s/ David C. Habiger David C. Habiger President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Habiger David C. Habiger	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2008
/s/ Robert J. Doris Robert J. Doris	Director	February 25, 2008
/s/ Robert M. Greber Robert M. Greber	Director	February 25, 2008
/s/ Peter J. Marguglio Peter J. Marguglio	Director	February 25, 2008
/s/ R. Warren Langley R. Warren Langley	Director	February 25, 2008
/s/ Mary C. Sauer Mary C. Sauer	Director	February 25, 2008
/s/ Paul F. Norris Paul F. Norris	Executive Vice President, Interim Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)	February 25, 2008