Form 10-Q
period 2007-06-30
SONIC SOLUTIONS/CA/
filed 2008-05-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Yes   ☐    No   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 1, 2008
Common stock, no par value per share	26,383,277

SONIC SOLUTIONS

FORM 10-Q
For the quarterly period ended June 30, 2007

Other Information

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Quarterly Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. Except as required by law, we do not assume any obligation to update or revise these forward-looking statements to reflect new events or circumstances. You should assume that the information appearing in this Quarterly Report is accurate only as of the date on the front cover of this document. Our business, financial condition, results of operations and prospects may have changed since that date.

Restatement and Change in Accounting Policy

This Quarterly Report contains restated financial information for the three months ended June 30, 2006. Previously filed quarterly reports on Form 10-Q have not been amended and should not be relied upon. Please see Note 2 “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to the condensed consolidated financial statements included in this Quarterly Report as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) for additional discussions and information regarding these restatements .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2007
	June 30	March 31*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,659	$17,090
Short term investments	43,050	47,250
Accounts receivable, net of allowance for returns and doubtful accounts of $2,973 and $2,526 at June 30, 2007 and March 31, 2007, respectively	14,265	20,107
Inventory	657	807
Deferred tax benefits	12,095	9,773
Prepaid expenses and other current assets	4,507	4,686
Total current assets	97,233	99,713
Fixed assets, net	3,383	3,241
Purchased and internally developed software costs, net	954	1,040
Goodwill	55,620	55,508
Acquired intangibles, net	38,976	40,172
Deferred tax benefits, net of current portion	14,707	15,489
Other assets	1,766	1,866
Total assets	$212,639	$217,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,393	$5,926
Accrued expenses and other current liabilities	31,234	32,440
Deferred revenue, current portion	5,629	5,558
Bank note payable	20,000	20,000
Total current liabilities	62,256	63,924
Other long term liabilities, net of current portion	2,703	2,248
Deferred revenue, net of current portion	37	24
Total liabilities	64,996	66,196
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 26,197,119 and 26,197,119 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	162,217	162,565
Accumulated other comprehensive loss	(1,202)	(917)
Accumulated deficit	(13,372)	(10,815)
Total shareholders' equity	147,643	150,833
Total liabilities and shareholders' equity	$212,639	$217,029

* The consolidated balance sheet at March 31, 2007 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Three Months Ended June 30,
	2007	2006
		As Restated
Net revenue	$30,111	$36,934
Cost of revenue	7,928	7,923
Gross profit	22,183	29,011

Operating expenses
Marketing and sales	8,641	7,221
Research and development	11,646	10,470
General and administrative	6,047	3,479
Total operating expenses	26,334	21,170
Operating income (loss)	(4,151)	7,841
Interest income	699	676
Interest expense	(284)	(508)
Other expense, net	(74)	(6)
Income (loss) before income taxes	(3,810)	8,003
Provision for (benefit of) income taxes	(1,853)	3,002
Net income (loss)	$(1,957)	$5,001

Net income (loss) per share:
Basic	$(0.07)	$0.19
Diluted	$(0.07)	$0.18

Shares used in computing net income (loss) per share:
Basic	26,197	25,778
Diluted	26,197	27,412

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Three Months Ended June 30,
	2007	2006
		As Restated
Cash flows from operating activities:
Net income (loss)	$(1,957)	$5,001

Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	1,993	2,264
Deferred taxes	(1,981)	288
Provision for returns and doubtful accounts, net of write-offs and recoveries	1,181	(906)
Tax benefit (expense) from employee stock option plan	(54)	1,002
Excess tax benefits from share-based compensation	-	(931)
Share-based compensation	484	835
Changes in operating assets and liabilities
Accounts receivable	4,661	573
Inventory	149	174
Prepaid expenses and other current assets	180	79
Other assets	100	192
Accounts payable	(533)	(2,542)
Accrued liabilities	(1,809)	(2,025)
Deferred revenue	84	(1,217)
Net cash generated by operating activities	2,498	2,787

Cash flows from investing activities:
Purchase of fixed assets	(820)	(188)
Purchase of short term investment instruments	(1,375)	-
Redemption of short term instruments	5,575	(11,025)
Additions to purchased and internally developed software	(116)	(6)
Net cash provided by (used in) investing activities	3,264	(11,219)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	629
Excess tax benefits from share-based compensation	-	931
Proceeds from issuance of common stock	-	(12)
Principal payments on capital leases	(1)	-
Net cash generated by (used in) financing activities	(1)	1,548

Effect of exchange rate changes on cash and cash equivalents	(192)	(128)
Net increase (decrease) in cash and cash equivalents	5,569	(7,012)
Cash and cash equivalents, beginning of period	17,090	18,731
Cash and cash equivalents, end of period	$22,659	$11,719

Supplemental disclosure of cash flow information:
Interest paid	$372	$495
Income taxes paid	$432	$796

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Summary of Operations and Selected Significant Accounting Policies

Operations

We develop and market computer software related to digital media - that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including Internet, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”), and Blu-ray Disc (“BD”) as well as other formats.

We sell our products to both consumer and professional end users. We also license the software technology underlying our products to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our,” “us,” or “the Company,” have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments and restatements (as discussed below in Note 2), necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. Certain prior year amounts in the Condensed Consolidated Financial Statements and notes thereto have been reclassified to conform to the current year presentation.

Quantities or results referred to as “to date” or “as of this date” mean as of or to June 30, 2007, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2007” and “fiscal year 2007” each refer to the fiscal year ending March 31, 2007. Other references to “years” mean calendar years.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

There were no significant changes in our significant accounting policies during the three months ended June 30, 2007 compared to the significant accounting policies described in our 2007 Form 10-K, other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), discussed below.

Income Taxes – Adoption of FIN 48

In June 2006, the FASB issued FIN 48, which became effective for us as of April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 11 “Income Taxes” to the condensed consolidated financial statements included in this Quarterly Report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and applies other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. The FASB has issued an interpretation that defers the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008, with the remainder of SFAS No. 157 effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS No. 157 is effective as of April 1, 2008 for our 2009 fiscal year, including interim periods within our 2009 fiscal year, with the exception of the one year deferral for non-financial assets and liabilities, which will be effective for our fiscal year 2010. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2009 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R in fiscal year 2010 and are currently evaluating what impact, if any, SFAS No. 141R will have on our financial position or results of operations.

Note 2 – Restatement of Consolidated Financial Statements and Change in Accounting Policy

On February 1, 2007, we announced that we had commenced a voluntary review of our historical stock option grant practices and related accounting. The review was initiated by our management and was conducted by the audit committee (the “Audit Committee”) of our board of directors, comprised solely of independent directors, with the assistance of legal counsel and outside consultants.

The Audit Committee and its advisors conducted an extensive review of our historical stock option grant practices and related accounting, including an assessment and review of our options granting policies and procedures, internal records, supporting documentation and e-mail communications, as well as interviews of Company personnel. The review focused on the period from March 3, 1998, when we engaged in a general repricing of our then-outstanding underwater options, through December 31, 2006.

Effective the third quarter ended December 31, 2006, we changed our policy on how we recognize original equipment manufacturer (“OEM”) royalty revenue. We applied this change in accounting policy retrospectively to fiscal year 2006 and to the quarters ended June 30, 2006 and September 30, 2006, but determined that it was not practicable to apply the change to prior periods.

On February 26, 2008, following the conclusion of our options review, we filed our 2007 Form 10-K as well as our Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006 (the “December 2006 Form 10-Q”). In the December 2006 Form 10-Q, we restated our condensed consolidated balance sheets as of March 31, 2006, condensed consolidated statements of operations for the three and nine month periods ended December 31, 2005, condensed consolidated statement of cash flows for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements. In the 2007 Form 10-K, we restated our condensed consolidated balance sheet at March 31, 2006, our condensed consolidated statements of operations for our 2005 and 2006 fiscal years, our condensed consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our condensed consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. The 2007 Form 10-K also included a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discussed our restated results and supersedes the MD&A section in our annual report on Form 10-K for the fiscal year ended March 31, 2006 as it related to our 2005 and 2006 fiscal years.

The restatements in the 2007 Form 10-K and the December 2006 Form 10-Q reflected (a) additional share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments. Total cumulative adjustments from these restatements decreased our previously reported net income by $27.4 million on a cumulative basis through March 31, 2006. For the three months ended June 30, 2006, these restatements increased previously reported net income by approximately $0.9 million. The fiscal year 2007 information included in the financial statements in this Quarterly Report reflects these restatements.

The following tables present the effects of these restatements on our previously reported condensed consolidated balance sheet and condensed consolidated statement of operations for the three months ended June 30, 2006 (in thousands, except share and per share amounts):

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	For the three months ended
	June 30, 2006
	As
	Previously	Adjustments	As
	Reported (1)	Inc (Dec)	Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$-	$11,719
Short-term investments	53,375	-	53,375
Accounts receivable, net of allowances	26,222	(3,849)	22,373
Inventory	515	-	515
Deferred tax benefits	3,879	-	3,879
Prepaid expenses and other current assets	3,767	-	3,767
Total current assets	99,477	(3,849)	95,628
Fixed assets, net	4,145	-	4,145
Purchased and internally developed software costs, net	1,053	-	1,053
Goodwill	54,151	(2,478)	51,673
Acquired intangibles, net	42,745	-	42,745
Deferred tax benefits, net of current portion	11,391	11,194	22,585
Other assets	1,089	-	1,089
Total assets	$214,051	$4,867	$218,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,185	$-	$5,185
Accrued expenses and other current liabilties	27,004	4,650	31,654
Deferred revenue	6,033	831	6,864
Bank note payable	-	-	-
Total current liabilities	38,222	5,481	43,703

Bank note payable	30,000	-	30,000
Other long term liabilities, net of current portion	335	-	335
Deferred revenue, net of current portion	82	-	82
Total liabilities	68,639	5,481	74,120

Shareholders' equity:
Common stock	129,180	28,763	157,943
Accumulated other comprehensive loss	(1,072)	-	(1,072)
Accumulated earnings	17,304	(29,377)	(12,073)
Total shareholders' equity	145,412	(614)	144,798
Total liabilities and shareholders' equity	$214,051	$4,867	$218,918

*(1) Certain previously reported amounts have been reclassified to conform to the current year presentation.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended June 30, 2006
		Adjustments - Increase (Decrease)
	As		Change in
	Previously	Stock	Accounting			As
	Reported	Options (1)	Policy (2)	Other (3)	Total	Restated

Net revenue	$36,886	$-	$475	$(427)	$48	$36,934
Cost of revenue	7,716	-	207	-	207	7,923
Gross profit	29,170	-	268	(427)	(159)	29,011
Operating expenses:
Marketing and sales	7,529	(308)	-	-	(308)	7,221
Research and development	10,732	(262)	-	-	(262)	10,470
General and administrative	4,264	(785)	-	-	(785)	3,479
Abandoned acquisition	-	-	-	-	-	-
Total operating expenses	22,525	(1,355)	-	-	(1,355)	21,170
Operating income	6,645	1,355	268	(427)	1,196	7,841
Interest income	676	-	-	-	-	676
Interest expense	(512)	4	-	-	4	(508)
Other expense, net	(6)	-	-	-	-	(6)
Income before income taxes	6,803	1,359	268	(427)	1,200	8,003
Provision for income taxes	2,713	352	107	(170)	289	3,002
Net income	$4,090	$1,007	$161	$(257)	$911	$5,001

Net income per share:
Basic	$0.16	$0.04	$0.01	$(0.01)	$0.03	$0.19
Diluted	$0.15	$0.04	$0.01	$(0.01)	$0.03	$0.18
Shares used in per share calculation:
Basic	25,778	-	-	-	-	25,778
Diluted	27,414	(2)	-	-	(2)	27,412

Includes stock-based compensation expense as follows:
Marketing and sales	$410	$50	$-	$-	$50	$460
Research and development	142	55	-	-	55	197
General and administrative	117	66	-	-	66	183
Total share-based compensation expense	$669	$171	$-	$-	$171	$840

(1)  Includes adjustments resulting from the voluntary stock option review, for share-based compensation expense and related tax adjustments.
(2)  Includes adjustments resulting from the retrospective application of the change in our method of recognizing OEM royalty revenue.
(3)  Includes adjustments for a correction of an incorrectly previously recorded sales transaction during the first quarter of 2007.

For additional information regarding the restatements, please refer to our 2007 Form 10-K, including the Explanatory Note Regarding Restatement and Change in Accounting Policy, Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the condensed consolidated financial statements included in the 2007 Form 10-K.

Note 3 – Inventory

The components of inventory consist of (in thousands):

	2007
	June 30	March 31
	(unaudited)
Work in-process	$1	$25
Finished goods	656	782
	$657	$807

Note 4 – Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, consist of (in thousands):

Purchased and internally developed software:

		June 30, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$6,497	$(5,646)	$851	$3,055	$(2,152)	$903
Internally developed software	3	6,486	(6,383)	103	9,812	(9,675)	137
		$12,983	$(12,029)	$954	$12,867	$(11,827)	$1,040

Amortization of internally developed software costs was $35,000 and $0.1 million for the three months ended June 30, 2007 and 2006, respectively.

Acquired Intangibles:

		June 30, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-5	$12,614	$(7,573)	$5,041	$12,614	$(6,917)	$5,697
Customer lists	4-15	14,640	(6,405)	8,235	14,640	(5,865)	8,775
Trademarks	3	180	(180)	-	180	(180)	-
Brand name	Indefinite	25,700	-	25,700	25,700	-	25,700
		$53,134	$(14,158)	$38,976	$53,134	$(12,962)	$40,172

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1.2 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. The future annual amortization expense of these acquired intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2008 (remaining nine months)	$3,588
2009	4,220
2010	2,064
2011	1,241
2012	896
Thereafter	1,267
$13,276

We evaluate the remaining useful life of intangible assets not subject to amortization, such as brand names, each annual reporting period, or when events and circumstances indicate that impairment might have occurred, to determine whether events and circumstances continue to support an indefinite useful life. If it is determined the asset now has a definite useful life, that intangible asset is then amortized prospectively over its remaining useful life. In addition, we test goodwill and indefinite-lived assets for impairment at least annually. If impairment is found, the asset is reduced to its net fair value at date of impairment.

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2007 to June 30, 2007 (in thousands):

	June 30, 2007			March 31, 2007
	Net Carrying Amount	Adjustment (1)	Amortization (2)	Net Carrying Amount
Goodwill	$55,620	$112	$-	$55,508
Acquired technology	5,041	-	(656)	5,697
Customer lists/contracts	8,235	-	(540)	8,775
Trademarks/brand name	25,700	-	-	25,700
	$94,596	$112	$(1,196)	$95,680

(1) Includes adjustment to goodwill related to the adoption of FIN 48 on April 1, 2007.
(2) Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	2007
	June 30	March 31
Commissions payable	$748	$724
Accrued compensation and benefits	4,100	4,056
Accrued professional services	5,406	4,432
Accrued marketing costs	1,137	1,380
Accrued sales returns and discounts	2,986	2,252
Accrued royalties	3,659	5,441
Income taxes payable and other tax liabilities	9,651	11,886
Accrued other expense	3,547	2,269
Total accrued expenses and other current liabilities	$31,234	$32,440

Note 6 – Contingencies, Commitments and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases for the quarters ended June 30, 2007 and 2006 was approximately $1.1 million and $1.1 million, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2008 (remaining nine months)	$3,335
2009	3,872
2010	2,596
2011	1,264
Thereafter	-
$11,067

Litigation Matters

From time to time, we (and our predecessors in interest, including Roxio, Inc., and MGI Software Corporation (“MGI”)) have been notified by companies that certain of our software products may infringe patents owned by those companies. In addition, we (and our predecessors in interest) have been notified by certain of our OEM customers that they, too, have been approached by certain companies claiming possible patent infringement by our products. At June 30, 2007 we had accruals of approximately $1.7 million on our balance sheet related to these infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

Between March and June 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as our shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 23, 2002 and May 17, 2007. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint.

Credit Facilities

On December 13, 2004 we entered into a Loan and Security Agreement with the Union Bank of California (“UBOC”) that provided for a three-year revolving credit facility (as subsequently amended, the “Amended Credit Facility”). The Amended Credit Facility provides for letters of credit up to $30 million and is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. The Amended Credit Facility also requires us to meet certain affirmative covenants, including requirements that we maintain specified financial ratios and a net profit for each quarter. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of June 30, 2007, the interest rate was 6.82%.

In recent periods, we have not been in compliance with certain of the financial ratio, net profit and other covenants under the Amended Credit Facility and, as a consequence have entered into amendments with UBOC that have modified certain financial covenants, waived certain covenant violations, and extended the term of the credit facility. Most recently, we entered into an amendment on March 31, 2008 that, among other things, waived certain defaults and extended the term of the facility through June 30, 2008. We are currently evaluating our options for either negotiating an additional extension of the term of the current facility or securing a new facility.

As of June 30, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

We, as permitted under California law and in accordance with our Bylaws and certain other commitments and agreements, indemnify our officers, directors and members of our senior management against certain claims and liabilities, subject to certain limits, while they serve at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our stock options review, shareholder derivative and class action litigation described herein. The maximum amount of potential indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits.   During the quarter ended June 30, 2007, we made matching contributions of approximately $0.3 million for the quarter ended March 31, 2007. As of June 30, 2007, we had accrued approximately $0.3 million for first quarter fiscal year 2008 matching amounts. As of June 30, 2006, we had accrued approximately $0.3 million for the first quarter of fiscal year 2007 matching amounts.

Note 7 – Shareholders’ Equity

During the three months ended June 30, 2007, no options were granted or exercised.

Note 8 - Employee Share-Based Compensation

Share-based compensation expense for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
		As Restated
Marketing and sales	$242	$460
Research and development	168	197
General and administrative	74	183
	$484	$840

We recognize share-based compensation ratably over the vesting terms of the underlying share-based awards.

Note 9 - Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
		As Restated
Net income (loss)	$(1,957)	$5,001
Other comprehensive loss:
Foreign currency translation losses	(285)	(135)
Comprehensive income (loss)	$(2,242)	$4,866

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
		As Restated
Net income (loss)	$(1,957)	$5,001
Shares:
Weighted average shares outstanding (basic)	26,197	25,778
Effect of dilutive common stock options and restricted stock units	-	1,634
Weighted average shares outstanding (diluted)	26,197	27,412
Net income (loss) per share:
Basic	$(0.07)	$0.19
Diluted	$(0.07)	$0.18

For the quarters ended June 30, 2007 and 2006, outstanding stock options and restricted stock units of 4.8 million and 3.1 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

Note 11 – Income Taxes

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

During the quarter ended June 30, 2007, we recorded an income tax benefit of $1.9 million. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the three months ended June 30, 2007 is 48.6%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

As of June 30, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

We adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

As a result of the adoption of FIN 48, we recorded cumulative adjustments to the beginning balances of Accumulated Deficit of $0.6 million, goodwill of $0.1 million and Additional Paid-in Capital of $0.8 million.

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three months ended June 30, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended June 30, 2007 was not material.

We estimate that there will be no material changes in our uncertain tax positions during our 2008 fiscal year.

Note 12 – Significant Customer Information and Segment Reporting

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

Our Chief Executive Officer (“CEO”) is our chief operating decision maker. For the purpose of allocating resources and assessing performance, the CEO reviews financial information allocated into our professional products segment and our consumer products segment. While certain financial information related to our consumer products segment is also presented separately for the Roxio Division and the Advanced Technology Group (“ATG”), it is difficult to draw a clear distinction between their business activities; both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; ATG develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our CEO does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance.

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

The following tables show the net revenue attributable to the two components of our consumer products segment and by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Three Months Ended June 30,
	2007	2006
		As Restated
Net revenues
Roxio Division	$25,206	$29,250
Advanced Technology Group	3,788	4,926
Total consumer products	28,994	34,176
Professional products	1,117	2,758
Total net revenues	$30,111	$36,934

Operating Income (Loss) by Segment (in thousands):

	Three Months Ended June 30,
	2007	2006
		As Restated
Operating income (loss)
Consumer products	$3,942	$12,543
Professional products	(1,928)	(106)
Unallocated operating expenses	(6,165)	(4,596)
Total operating income (loss)	$(4,151)	$7,841

Net Revenue by Geographic Location (in thousands):

	Three Months Ended June 30,
Net Revenues	2007	2006
		As Restated
United States	$25,158	$27,509
Export
Canada	342	96
France	360	378
Germany	635	398
United Kingdom	809	616
Other European	1,054	1,009
Japan	414	5,399
Singapore	923	974
Taiwan	4	9
Other Pacific Rim	346	477
Other International	66	69
Total net revenues	$30,111	$36,934

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	June 30,	March 31,
	2007	2007
United States	$2,170	$2,153
Canada	478	351
China	460	500
Japan	146	168
Other International	129	69
Total net assets	$3,383	$3,241

Significant Customer Information:

	Percent of Total Net Revenues		Percent of Total Accounts Receivable
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
Dell	23%	24%	11%	12%
Digital River	23%	18%	13%	8%
Hewlett-Packard	15%	7%	12%	1%
Ingram	10%	8%	12%	10%
Navarre	10%	10%	10%	10%

Revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements; revenue recognized from Ingram and Navarre is pursuant to distributor agreements; and revenue recognized from Digital River is pursuant to a reseller agreement.

Note 13 – SystemOK, AB Acquisition (“SystemOK”)

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

We allocated the purchase price to assets purchased and liabilities assumed based on their relative fair values with the excess recorded as goodwill. Based on the evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Common stock issued	$489
Cash	8,692
Estimated transaction costs	167
Total purchase price	$9,348

Current assets, net	$1,328
Core developed technology	1,500
Customer contracts	200
Acquired in process technology	3,400
Goodwill	4,497
Current liabilities, net	(623)
Deferred tax liability	(954)
Net assets acquired	$9,348

The transaction costs above of approximately $0.1 million were for professional services, including legal, tax, audit and advisory services.

Results for SystemOK have been included in our consolidated results since the acquisition on November 6, 2006.

Acquired in-process technology includes the value of products in the development stage that were not considered to have reached technological feasibility or have alternative future use at the time of acquisition. In connection with the SystemOK acquisition, we identified one research and development project involving the creation of the next generation version of their primary software product for which technological feasibility had not been established and no alternative future uses existed. The value of the acquired in-process technology was estimated by using the excess-earnings method of the income approach based on a discounted cash flow rate of 19%. This project was approximately 85% complete at the time of acquisition, and we anticipated that this project would have been completed and begun generating revenue by the end of fiscal year 2008. Accordingly, the acquired in-process technology was expensed upon consummation of the acquisition and included as a separate line item on our consolidated statements of operations for the three and nine month periods ended December 31, 2006.

Note 14 – Subsequent Events

Continued Nasdaq Listing

Because we were not able to timely file our Form 10-Qs for our fiscal quarters ended December 31, 2006, June 30, 2007, September 30, 2007 and December 31, 2007, did not timely file our 2007 Form 10-K, and did not timely solicit proxies and hold our annual meeting of shareholders for our 2006 fiscal year, we have received Nasdaq Staff Determination notices regarding our noncompliance with applicable Nasdaq Marketplace Rules. The notices, which we expected and which were issued in accordance with standard Nasdaq procedures, informed us that our common stock was subject to delisting from the Nasdaq Global Select Market if we did not regain compliance. As we have previously announced, our filings and the holding of our fiscal year 2006 annual meeting were delayed due to our voluntary review of our historical and current stock option grant practices and related accounting. Additionally, because we have not been able to timely file our periodic reports, we did not timely solicit proxies or hold our annual meeting of shareholders for our 2007 fiscal year.

Most recently, in a letter dated March 6, 2008, the Board of Directors of The Nasdaq Stock Market LLC (the “Board”) notified us that it was granting us an additional exception providing us until May 12, 2008 to file all delinquent periodic reports necessary to regain compliance with Nasdaq’s filing requirements. If we fail to meet this deadline and the Board does not allow us additional time, our shares would be subject to delisting from The Nasdaq Global Select Market.

Union Bank Credit Facility Amendment

As described above in Note 6, “Contingencies, Commitments and Credit Facilities – Credit Facilities,” to the condensed consolidated financial statements included in this Quarterly Report, on March 31, 2008 we entered into an amendment with UBOC that, among other things, waived certain defaults under the Amended Credit Facility and extended its term through June 30, 2008.

Richmond Hill Office Closure

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our office in Richmond Hill, Canada. We expect to incur substantial severance and other one-time restructuring charges in connection with this closing. We reduced our headcount by approximately 84 employees due to the Richmond Hill office closure.

uMedia Digital Technology Corporation Acquisition

On February 29, 2008, we entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation, a Chinese software development company (“uMedia”) whereby we acquired substantially all the assets of uMedia for a purchase price of approximately $0.4 million. In connection with the acquisition we acquired seven employees.

Simple Star, Inc. Acquisition

On April 24, 2008, we entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company (“Simple Star”) whereby we acquired substantially all the assets of Simple Star for a purchase price of approximately $6.0 million, with $5 million payable in cash at closing and the balance of $1 million plus accrued interest and less any indemnifiable amounts payable on the first anniversary of closing. In connection with the acquisition we acquired twenty-five employees.

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

Our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts. As a result, operating results can be negatively affected if OEM partner shipments do not meet our forecast, or if large license agreements are not finalized when forecasted.

This Quarterly Report contains restated financial information for the three months ended June 30, 2006. Previously filed quarterly reports of Form 10-Q have not been amended and should not be relied upon. Please see Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy,” to the condensed consolidated financial statements included in this Quarterly Report as well as our 2007 Form 10-K for additional discussions and information regarding these restatements.

Overview of Business

We develop and market computer software related to digital media - that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including Internet, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”), and Blu-ray Disc as well as other formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, Blu-ray Disc and other formats;

•	recording data files on CD, DVD, Blu-ray Disc and other recordable disc formats recordable discs;

•	editing digital audio, photos and video;

•	playing DVD, Blu-ray Disc and other disc formats, as well as digital content from other storage media and portable devices;

•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	managing digital media on computers and other consumer electronic devices;

•	securely burning CSS-encrypted DVDs using the Qflix standard; and

•	backing up the information contained on hard disks attached to PCs and CE devices.

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

Professional

Our professional segment consists of one component, our Professional Products Group (“PPG”). PPG develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released packaged media DVD-Video, Blu-ray Disc and other titles to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVision™, and DVDit® product names and Sonic® and Roxio Professional™ brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 4% of our net revenue for the quarter ended June 30, 2007.

Consumer

Our consumer segment consists of components that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group (“ATG”).

•
Roxio Division - The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrack™, Backup MyPC®, CinePlayer®, Crunch™, Just!Burn™, MyDVD®, MyTV To Go™, PhotoSuite®, Popcorn, RecordNow®, Roxio Copy & Convert™, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with OEM suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar”).

•
Advanced Technology Group - ATG develops software and software components that it supplies to the other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer, and Qflix™ brand names. ATG customers include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. ATG also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and ATG into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management, including our CEO, does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 96% of our net revenue for the quarter ended June 30, 2007. See Note 12, “Significant Customer Information and Segment Reporting” to the condensed consolidated financial statements included in this Quarterly Report for a summary of our financial data by business segment.

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our Richmond Hill Canada office. In December 2007 we eliminated approximately 84 positions in connection with the office closure and incurred severance-related costs of approximately $1.7 million and other one-time restructuring charges of approximately $1.2 million.

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

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2007 compared to the critical accounting policies described in our 2007 Form 10-K other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) discussed below.

Income Taxes – Adoption of FIN 48

In June 2006, the FASB issued FIN 48, which became effective for us as of April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 11 “Income Taxes” to the condensed consolidated financial statements included in this Quarterly Report.

Other Disclosures

Contingencies

As described in Note 6, “Contingencies, Commitments and Credit Facilities,” to the condensed consolidated financial statements in this Quarterly Report, and Part II, Item 1, “Legal Proceedings,” included in this Quarterly Report, we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three months ended June 30, 2007 and 2006, respectively (in percentages):

	Three Months Ended June 30,
	2007	2006
		As Restated
Net revenue	100%	100%
Cost of revenue	26%	21%
Gross profit	74%	79%

Operating expenses:
Marketing and sales	29%	20%
Research and development	39%	28%
General and administrative	20%	10%
Total operating expenses	88%	58%
Operating income (loss)	(14)%	21%
Other income	2%	1%
Income (loss) before income taxes	(12)%	22%
Provision for (benefit of) income taxes	(6)%	8%
Net income (loss)	(6)%	14%

Comparison of Three Months Ended June 30, 2007 and 2006

 The following table is a comparison of net revenue by division:

	Three Months Ended June 30,
Net Revenues	2007	2006	(Decrease)%
		As Restated
Roxio Division	$25,206	$29,250	$(4,044)	(14)%
Advanced Technology Group	3,788	4,926	(1,138)	(23)%
Total consumer products	28,994	34,176	(5,182)	(15)%
Professional products	1,117	2,758	(1,641)	(59)%
Net revenues	$30,111	$36,934	$(6,823)	(18)%

Net revenue was $30.1 million for the three months ended June 30, 2007 a decrease of $6.8 million or 18% from the three months ended June 30, 2006. The decrease in net revenue was primarily due to a decrease in consumer product revenue of approximately 15% and a decrease in professional products revenue of approximately 59%. The decreases in consumer products revenue resulted from a decrease of $1.9 million in revenue from Dell, a $1.2 million reduction in revenue due to increased returns reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which we terminated our relationship at the end of June 2007, and overall softness in the consumer software market. Additionally, our ATG revenue for the three months ended June 30, 2006 included a multi-year license extension fee of approximately $1.7 million from a Japanese customer, for which there was no corresponding amount during the three months ended June 30, 2007. The decrease in professional products revenue was due to lower overall product shipments caused by continued delays in the widespread adoption of high-definition video/TV formats and a change in our revenue recognition method for the sale of professional software licenses when bundled with maintenance and support agreements. We defer revenue associated with professional product software licenses when sold with bundled maintenance and support services whenever we lack of vendor specific objective evidence (“VSOE”) of the fair value of such maintenance and support services. Beginning with the quarter ended December 31, 2006, certain of our PPG bundled deals did not support VSOE for maintenance and support and, accordingly, we recognize the revenue over the maintenance and support period, which is generally one year.

	Three Months Ended June 30,
Net Revenues	2007	2006	Inc (Dec)%
		As Restated
United States	$25,158	$27,509	$(2,351)	(9)%
Export
Canada	342	96	246	256%
France	360	378	(18)	(5)%
Germany	635	398	237	60%
United Kingdom	809	616	193	31%
Other European	1,054	1,009	45	4%
Japan	414	5,399	(4,985)	(92)%
Singapore	923	974	(51)	(5)%
Taiwan	4	9	(5)	(56)%
Other Pacific Rim	346	477	(131)	(27)%
Other International	66	69	(3)	(4)%
Net revenues	$30,111	$36,934	$(6,823)	(18)%

International sales accounted for $5.0 million and $9.4 million, or 16% and 26% of our net revenue for the three months ended June 30, 2007 and 2006, respectively. The decrease in international sales is primarily due to lower revenue from Japan, as described above. In addition, the quarter ended June 30, 2006 included a $1.7 million multi-year license extension fee for a Japanese customer with no corresponding license extension in the quarter ended June 30, 2007, also as described above. International sales historically have ranged from somewhat less than 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue.

Significant Customers. The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables:

	% of Total Net Revenues		% of Total Accounts Receivable
	Three Months Ended June 30,		June 30,
Customer	2007	2006	2007	2006
Dell	23%	24%	11%	12%
Digital River	23%	18%	13%	8%
Hewlett-Packard	15%	7%	12%	1%
Ingram	10%	8%	12%	10%
Navarre	10%	10%	10%	10%

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

Cost of Revenue. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased 5% to 26% for the three months ended June 30, 2007 from 21% for the three months ended June 30, 2006. The increase in cost of revenue as a percentage of net revenue was due to the following:

•
Approximately 40% of the increase was due to higher third party licensing costs as a percent of net revenue. Certain of our third party licensing expenses are fixed and these fixed expenses represent a higher percentage of lower net revenue. Additionally, we have added more third-party royalty-bearing features to recent versions of our consumer products.

•
Approximately 40% of the increase was due to higher product costs, primarily for the consumer products. This increase in product costs was also due to the impact of fixed period expenses against lower net revenues. Additionally, consumer product costs increased due to changes in retail packaging and the bundling of certain promotional items with our products.

•	Approximately 20% of the increase was due to our relatively fixed cost of amortization of acquired intangible assets against lower net revenue.

Gross Profit.

	Three Months Ended June 30,
	2007	2006	(Decrease)%
		As Restated
Gross profit	$22,183	$29,011	$(6,828)	(24)%
Gross profit as a percentage of revenue	74%	79%	(5)%

Our gross profit as a percentage of net revenue decreased to 74% for the three months ended June 30, 2007 from 79% for the three months ended June 30, 2006. The decrease in our gross profit for the three months ended June 30, 2007 was primarily due to the increase in cost of sales as a percentage of net revenue discussed above.

Marketing and Sales. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased 20% to $8.6 million for the three months ended June 30, 2007 from $7.2 million for the three months ended June 30, 2006. Marketing and sales expenses represented 29% and 20% of net revenue for the three months ended June 30, 2007 and 2006, respectively.

Marketing and sales expenses for the three months ended June 30, 2007 increased primarily due to an increase in advertising and promotional expense of approximately $0.7 million. Advertising and promotional expenses were lower for the three months ended June 30, 2006 due to the reversal of a marketing expense accrual related to expired retail market development fund (“MDF”) claim liabilities of approximately $0.6 million. Personnel-related costs increased approximately $0.9 million, primarily due to an increase in headcount to 129 at June 30, 2007 from 116 at June 30, 2006. These increases were offset in part by a reduction in share-based compensation expense of approximately $0.2 million. Share-based compensation expense was $0.2 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively.

Research and Development. Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased 10% to $11.6 million for the three months ended June 30, 2007 from $10.5 million for the three months ended June 30, 2006. Research and development expenses represented 39% and 28% of net revenue for the three months ended June 30, 2007 and 2006, respectively. Research and development expenses increased for the three months ended June 30, 2007 primarily due to higher personnel-related expense of approximately $1.1 million due to an increase in engineering headcount to 496 from 380. The majority of the increase in headcount, 101 employees, was due to our continued expansion of our Chinese research and development capabilities. This increase was offset in part, by lower share-based compensation expense of approximately $0.1 million. Share-based compensation expense was $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.

We anticipate that research and development expenses may increase as a percentage of net revenue over the next year primarily due to the expense associated with the closure of our Richmond Hill Canada office. Subsequent to the office closure, we anticipate that research and development expenses may decrease as a percentage of net revenue.

General and Administrative. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased 74% or $2.5 million to $6.0 million for the three months ended June 30, 2007 from $3.5 million for the three months ended June 30, 2006. Our general and administrative expenses represented 20% and 9% of net revenue for the three months ended June 30, 2007 and 2006, respectively. The increase in general and administrative expenses was primarily due to approximately $2.3 million in expense incurred in connection with the voluntary review of our historical and current stock option grant practices and related accounting. The remaining increase was primarily associated with our overall increase in headcount and facilities. Overall headcount increased to 757 at June 30, 2007 from 627 at June 30, 2006. We anticipate that general and administrative expenses may increase due to costs associated with the completion of the stock option review.

Interest Income, Interest Expense, and Other Expenses, Net. Interest income included the interest we earned on cash balances and short-term investments. Interest income was approximately $0.7 million for each of the three months ended June 30, 2007 and 2006. Interest expense was approximately $0.3 and $0.5 million for the three months ended June 30, 2007 and 2006. Interest expense, related to the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below, decreased primarily due to our payment of $10.0 million on the Amended Credit Facility. Other expenses, net for the three months ended June 30, 2007 and 2006 included foreign currency transaction gains and losses.

Provision (Benefit) for Income Taxes. During the quarter ended June 30, 2007, we recorded an income tax benefit of $1.9 million. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the three months ended June 30, 2007 is 48.6%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

During the quarter ended June 30, 2006, we recorded income tax expense of approximately $3.0 million.

As of June 30, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

We adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

As a result of the adoption of FIN 48, we recorded cumulative adjustments to the beginning balances of Accumulated Deficit of $0.6 million, Goodwill of $0.1 million and Additional Paid-in Capital of $0.8 million.

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three months ended June 30, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended June 30, 2007 was not material.

We estimate that there will be no material changes in our uncertain tax positions during our 2008 fiscal year.

Acquisitions. On November 6, 2006, we acquired all of the shares of SystemOK, a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until the resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expanded our existing Roxio product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery, and backup applications.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our products. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash, cash equivalents and short-term investments. As of June 30, 2007 and March 31, 2006, we had cash, cash equivalents and short term investments of $65.7 million and $64.3 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $2.5 million and $2.8 million for the three months ended June 30, 2007 and 2006, respectively. By increasing our collections efforts, we were able to reduce our accounts receivable by $4.7 million for the three months ended June 30, 2007, representing a significant source of cash for us during this period. During this same period, significant uses of cash included our making payments to decrease our accounts payable by $0.5 million and our reduction of accrued liabilities by $1.8 million as a result of the timing of payments on various payables and liabilities incurred during the normal course of business.

For the three months ended June 30, 2006, our most significant source of cash was our net income of $5.0 million. During this same period, significant uses of cash included our making payments to decrease our accounts payable by $2.5 million, and our reduction of accrued liabilities by $2.0 million as a result of the timing of payments on various payables and liabilities incurred during the normal course of business.

Our investing activities generated cash of $3.3 million and used cash of $11.2 million for the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, our net redemptions of short term investments totaled $4.2 million and we used $0.9 million to purchase various fixed assets. For the three months ended June 30, 2006, our net purchases of short term investments totaled $11.0 million and we used $0.2 million to purchase various fixed assets.

We generated $0.5 million and $1.5 million in cash from financing activities during the three months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2006, we received $0.6 million from the exercise of stock options and realized excess tax benefits from share-based compensation of $0.9 million.

Our working capital decreased $0.8 million to $35.0 million at June 30, 2007 from $35.8 million at March 31, 2007. The decrease in working capital was primarily due to the decrease in accounts receivable as discussed above. Our ratio of current assets to current liabilities remained consistent at 1.6:1 at June 30, 2007 and March 31, 2007.

On December 13, 2004 we entered into a Loan and Security Agreement with UBOC that provided for a three-year revolving credit facility (as subsequently amended, the “Amended Credit Facility”). The Amended Credit Facility provides for letters of credit up to $30 million and is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. The Amended Credit Facility also requires us to meet certain affirmative covenants, including requirements that we maintain specified financial ratios and a net profit for each quarter. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of June 30, 2007, the interest rate was 6.82%.

In recent periods, we have not been in compliance with certain of the financial ratio, net profit and other covenants under the Amended Credit Facility and, as a consequence have entered into certain amendments with UBOC that have modified certain financial covenants, waived certain covenant violations, and extended the term of the credit facility. Most recently, we entered into an amendment on March 31, 2008 that, among other things, waived certain defaults and extended the term of the facility through June 30, 2008. We are currently evaluating our options for either negotiating an additional extension of the term of the current facility or securing a new facility.

As of June 30, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, expands disclosures about fair value measurements, and applies other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. The FASB has issued an interpretation that defers the implementation of SFAS No. 157 effective for non-financial assets and liabilities until fiscal years beginning after November 15, 2008, with the remainder of SFAS No. 157 effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS No. 157 is effective as of April 1, 2008 for our 2009 fiscal year, including interim periods within our 2009 fiscal year, with the exception of the one year deferral for non-financial assets and liabilities, which will be effective for our fiscal year 2010. We are currently evaluating what impact, if any, SFAS No. 157 will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2009 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS No. 141R in fiscal year 2010 and are currently evaluating what impact, if any, SFAS No. 141R will have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our 2007 Form 10-K have not changed materially. Most of our international sales are denominated in U.S. dollars, although we are experiencing an increase in some of our sales and development contracts which are denominated in foreign currencies. We do not engage in any hedging activities.

We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

As of June 30, 2007, we held $43.1 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of March 31, 2008, we had liquidated all but $1.1 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates to our cash equivalents, short-term debt obligations and auction rate securities.

As of June 30, 2007, all borrowings under our Amended Credit Facility bear interest at 6.82%, which represents the Base Rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the Amended Credit Facility.

The following table estimates the changes to cash flow from operations as of June 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps

$1,164	$1,264	$1,364	$1,464	$1,564

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our 2007 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

The material weakness in our internal control over financial reporting that was identified in our 2007 Form 10-K is as follows:

We lacked sufficient qualified personnel with an appropriate level of knowledge and experience in the application of GAAP, to exercise proper oversight over our financial reporting function and address the requirements of our normal financial accounting and reporting needs while we were simultaneously engaged in a restatement and re-audit of prior financial statements in connection with our stock option review. Our financial and accounting organization was not adequately staffed to support our financial accounting and reporting needs during our year-end close while also supporting the significant additional work associated with the stock option review and related restatement and a re-audit of our fiscal year 2005. Moreover, due to our lack of sufficient internal staffing, we had to rely too heavily on external consultants to assist in the financial reporting and close process and the calculation of share-based compensation and associated payroll tax and other expenses associated with our stock option review and were unable to perform adequate and timely reviews of staff work and account reconciliations. These issues resulted in various adjustments, including adjustments to our calculations of share-based compensation associated with the restatement, an adjustment based upon a sales transaction that we subsequently learned had additional terms, and an adjustment to our calculations of amortization of acquired intangibles. These adjustments were identified by management and our independent registered public accountants and were recorded prior to the filing of our 2007 Form 10-K.

Changes to Internal Control over Financial Reporting

Remediation Plans

Subsequent to the end of fiscal year 2007, our management has commenced a number of steps designed to remediate the fiscal year 2007 material weakness. Management believes that, upon our completion of the options review, restatement and re-auditing process and as we are able to become current in our periodic SEC filings, we will have resolved many of the underlying conditions giving rise to this material weakness. We currently have an interim chief financial officer, and, in addition to considering the various options relating to the permanent chief financial officer position, we are now in the process of searching for a permanent financial controller with significant accounting experience. In addition, management intends to engage in an increased effort to fill open positions with permanent staff with the appropriate training, experience, and knowledge of GAAP as necessary to enable us to maintain internal control over financial reporting. In addition, we will augment the strength of our accounting function by having members of our senior management and board of directors attend a Sonic-sponsored training program (including the services of outside experts as appropriate) concerning corporate governance and including discussions of public company accounting. As of March 31, 2008, our chief executive officer has attended a training program in this area, and we have made several specific training program options available to our senior management and board of directors.

Options Administration and Options Restatement

As disclosed in the 2007 Form 10-K, we commenced a voluntary review of our historical stock option grant practices and related accounting. We recently completed this review and concluded that a substantial number of stock options granted from early 1998 through mid 2006 were not correctly accounted for in accordance with GAAP, and have restated our historical financial statements based on our conclusions.

In considering the implications of this review on our internal control over financial reporting, our management noted that: (a) in 2005, as part of our efforts to improve internal control compliance and reporting as required by the Sarbanes-Oxley Act, we commenced a process of formalizing and improving our stock option granting and administration processes and hired a certified equity professional with experience managing stock award plans and implemented E*Trade’s Equity Edge software program to track and manage our stock award program; (b) in 2006, we adopted policies relating to granting employees restricted stock units (“RSUs”), which do not raise certain of the measurement date issues that exist for stock options, and in November 2006 made a grant of RSUs to employees as the general form of deferred equity compensation to these employees; and (c) during the pendency of our options review and restatement process, we did not issue any stock options. We are currently in the process of searching for a qualified employee to manage our stock award plans and the Equity Edge program.

In addition, as discussed in the 2007 Form 10-K (see Explanatory Note and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we are implementing significant additional revisions to our internal control structure surrounding our stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods. As such, management concluded that the previous control deficiencies which resulted in a restatement of prior financial statements have been remediated and did not constitute a material weakness as of March 31, 2007 or June 30, 2007.

There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between March and June 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as our shareholders and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 23, 2002 and May 17, 2007. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint.

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

ITEM 1A. RISK FACTORS.

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

Our 2007 Form 10-K identifies important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors,” under the headings listed below. There are no material changes to the Risk Factors disclosed in our 2007 Form 10-K and we encourage you to read the information included under “Risk Factors’ in the 2007 Form 10-K.

•	Matters relating to or arising from our stock option review, including litigation and potential additional expenses, may adversely affect our business and results of operations.

•
If we do not regain and maintain compliance with the listing requirements of The Nasdaq Global Select Market, our common stock could be delisted, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our shareholders.

•
As a result of review of our historical stock option granting practices and related restatements, we could be investigated by the SEC, the Department of Justice, the IRS or other governmental authority.

•	We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

•	Changes in our product and service offerings could cause us to defer the recognition of revenue, which could harm our operating results and adversely impact our ability to forecast revenue.

•	Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

•	Our failure to manage our expansion may adversely affect us.

•	We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

•
We depend on a limited number of customers for a significant portion of our revenue, and the loss of one or more of these customers could materially harm our operating results, business and financial condition.

•	We are subject to risks associated with international operations that may harm our business.

•	We may incur losses associated with currency fluctuations and may not effectively reduce our exposure.

•	We invest in highly-rated (AAA/Aaa) auction rate securities which are subject to risks that may cause losses and affect our liquidity.

•	We may engage in future acquisitions that could dilute our existing shareholders’ ownership and harm our business, results of operations and financial condition.

•	Our product prices may decline, which could harm our operating results.

•	Our reliance on a limited number of suppliers for our manufacturing makes us vulnerable to supplier operational problems.

•	Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

•	Changes in requirements or business models of our OEM customers may affect negatively our financial results.

•	We rely on distributors, resellers and retailers to sell our products, and disruptions to these channels would affect adversely our ability to generate revenues from the sale of our products.

•	If we fail to protect our intellectual property rights we may not be able to market our products successfully.

•	Other companies’ intellectual property rights may interfere with our current or future product development and sales.

•	We may become involved in costly and time-consuming patent litigation.

•	We may be liable to some of our customers for damages that they incur in connection with intellectual property claims.

•
Some of our competitors possess greater technological and financial resources than we do, may produce better or more cost-effective products than ours and may be more effective than we are in marketing and promoting their products.

•
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

•	Revenue derived from our professional products and services has declined in recent years and may continue to decline.

•	We may encounter significant challenges as our business depends increasingly on sales of consumer products.

•	With the growth in the Internet as a medium to download and purchase software, we expect to face increasing competition from smaller software providers.

•	Our revolving credit facility imposes significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

•	We may be unable to utilize loss carry forwards in the future.

•	Our web store makes us vulnerable to third party operational problems and other risks.

•	Undetected errors or failures found in our products may result in loss of or delay in market acceptance, which could seriously harm our reputation and business.

•
Our executive officers and other key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain qualified personnel.

•	Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

•	Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

•	Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

•	Qualifying and supporting our products on multiple computer platforms is time consuming and expensive.

•	We are vulnerable to earthquakes, labor issues and other unexpected events.

This list does not include all risks that could affect our business and if these or any other risks or uncertainties materialize, or in our underlying assumptions are inaccurate, actual results could differ materially from past and from our expected future results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 2nd day of May, 2008.

SONIC SOLUTIONS

/s/ David C. Habiger	May 2, 2008

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	May 2, 2008

Paul F. Norris Executive Vice President and Interim Chief Financial Officer (Principal Financial/Accounting Officer)