Form 10-Q
period 2007-09-30
SONIC SOLUTIONS/CA/
filed 2008-05-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

SONIC SOLUTIONS

FORM 10-Q
For the quarterly period ended September 30, 2007

Other Information

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2007 (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Quarterly Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

Restatement and Change in Accounting Policy

This Quarterly Report contains restated financial information for the three and six months ended September 30, 2006. Previously filed quarterly reports on Form 10-Q have not been amended and should not be relied upon. Please see Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy” to the condensed consolidated financial statements included in this Quarterly Report as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) for additional discussions and information regarding these restatements .

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2007
	September 30	March 31*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,060	$17,090
Short term investments	24,450	47,250
Accounts receivable, net of allowance for returns and doubtful accounts of $4,167 and $2,526 at September 30, 2007 and March 31, 2007, respectively	16,554	20,107
Inventory	1,186	807
Deferred tax benefits	14,259	9,773
Prepaid expenses and other current assets	3,765	4,686
Total current assets	103,274	99,713
Fixed assets, net	3,383	3,241
Purchased and internally developed software costs, net	819	1,040
Goodwill	55,620	55,508
Acquired intangibles, net	37,780	40,172
Deferred tax benefits, net of current portion	14,822	15,489
Other assets	1,587	1,866
Total assets	$217,285	$217,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,288	$5,926
Accrued expenses and other current liabilities	35,061	32,440
Deferred revenue, current portion	6,279	5,558
Bank note payable	20,000	20,000
Total current liabilities	68,628	63,924
Other long term liabilities, net of current portion	3,157	2,248
Deferred revenue, net of current portion	24	24
Total liabilities	71,809	66,196
Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 26,249,761 and 26,197,119 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	162,600	162,565
Accumulated other comprehensive loss	(1,598)	(917)
Accumulated deficit	(15,526)	(10,815)
Total shareholders' equity	145,476	150,833
Total liabilities and shareholders' equity	$217,285	$217,029

* The condensed consolidated balance sheet at March 31, 2007 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Net revenue	$32,270	$35,244	$62,381	$72,178
Cost of revenue	8,756	8,029	16,684	15,952
Gross profit	23,514	27,215	45,697	56,226

Operating expenses:
Marketing and sales	9,303	7,809	17,944	15,030
Research and development	11,650	10,323	23,296	20,793
General and administrative	6,562	4,501	12,609	7,980
Abandoned acquisition	-	1,016	-	1,016
Restructuring	245	-	245	-
Total operating expenses	27,760	23,649	54,094	44,819
Operating (loss) income	(4,246)	3,566	(8,397)	11,407
Interest income	816	789	1,515	1,465
Interest expense	(425)	(575)	(709)	(1,083)
Other income (expense)	298	(64)	224	(70)
Income (loss) before income taxes	(3,557)	3,716	(7,367)	11,719
Provision for (benefit of) income taxes	(1,404)	1,409	(3,257)	4,411
Net income (loss)	$(2,153)	$2,307	$(4,110)	$7,308

Net income (loss) per share:
Basic	$(0.08)	$0.09	$(0.16)	$0.28
Diluted	$(0.08)	$0.08	$(0.16)	$0.27

Shares used in computing net income (loss) per share:
Basic	26,223	25,922	26,210	25,850
Diluted	26,223	27,217	26,210	27,315

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Six Months Ended September 30,
	2007	2006
		As Restated
Cash flows from operating activities:
Net income (loss)	$(4,110)	$7,308
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	3,956	4,354
Deferred taxes	(3,806)	2,506
Provision for returns and doubtful accounts, net of write-offs and recoveries	4,141	2,376
Loss on disposition of assets	2	-
Tax benefit (expense) from employee stock option plans	(156)	1,327
Excess tax benefits (expense) from share-based compensation	-	(1,229)
Share-based compensation	826	1,322
Changes in operating assets and liabilities
Accounts receivable	(589)	(1,222)
Inventory	(380)	231
Prepaid expenses and other current assets	921	317
Other assets	279	410
Accounts payable	1,361	(2,851)
Accrued liabilities	2,020	(4,625)
Deferred revenue	721	(2,541)
Net cash generated by operating activities	5,186	7,683

Cash flows from investing activities:
Purchase of fixed assets	(1,497)	(557)
Purchase of short term investment instruments	(15,174)	(22,425)
Redemption of short term instruments	37,975	20,500
Additions to purchased and internally developed software	(197)	(20)
Net cash provided by (used in) investing activities	21,107	(2,502)

Cash flows from financing activities:
Proceeds from exercise of common stock options	136	1,350
Excess tax benefits from share-based compensation	-	1,229
Proceeds from issuance of common stock	-	(29)
Payments on bank credit facility	-	(10,000)
Principal payments on capital leases	(2)	-
Net cash generated by (used in) financing activities	134	(7,450)
Effect of exchange rate changes on cash and cash equivalents	(457)	(118)
Net increase (decrease) in cash and cash equivalents	25,970	(2,387)
Cash and cash equivalents, beginning of period	17,090	18,731
Cash and cash equivalents, end of period	$43,060	$16,344

Supplemental disclosure of cash flow information:
Interest paid	$729	$1,046
Income taxes paid	$536	$2,352

See accompanying notes to condensed consolidated financial statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Summary of Operations and Selected Significant Accounting Policies

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to September 30, 2007, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2007” and “fiscal year 2007” each refer to the fiscal year ending March 31, 2007. Other references to “years” mean calendar years.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

There were no significant changes in our significant accounting policies during the three or six months ended September 30, 2007 compared to the significant accounting policies described in our 2007 Form 10-K, other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), discussed below.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses, on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs), and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 in fiscal year 2009 and are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

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

On February 26, 2008, following the conclusion of our options review, we filed our 2007 Form 10-K as well as our Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006 (the “December 2006 Form 10-Q”). In the December 2006 Form 10-Q, we restated our condensed consolidated balance sheets as of March 31, 2006, condensed consolidated statements of operations for the three and nine month periods ended December 31, 2005, condensed consolidated statement of cash flows for the nine month period ended December 31, 2005, and the related Notes to condensed consolidated financial statements. In the 2007 Form 10-K, we restated our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. The 2007 Form 10-K also included a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discussed our restated results and supersedes the MD&A section in our annual report on Form 10-K for the fiscal year ended March 31, 2006 as it related to our 2005 and 2006 fiscal years.

The restatements in the 2007 Form 10-K and the December 2006 Form 10-Q reflected (a) additional share-based compensation expense and the associated payroll tax and other expenses relating to employee stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments. Total cumulative adjustments from these restatements decreased our previously reported net income by $27.4 million on a cumulative basis through March 31, 2006. For the three months ended September 30, 2006, these restatements decreased previously reported net income by approximately $0.4 million and for the six months ended September 30, 2006, these restatements increased previously reported net income by approximately $0.5 million. The fiscal year 2007 information included in the financial statements in this Quarterly Report reflects these restatements.

The following tables present the effects of these restatements on our previously reported condensed consolidated balance sheet and statement of operations for the three and six months ended September 30, 2006 (in thousands, except share and per share amounts):

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2006
	As
	Previously	Adjustments	As
	Reported (1)	Inc (Dec)	Restated
ASSETS
Current assets
Cash and cash equivalents	$16,344	$-	$16,344
Short-term investments	44,275	-	44,275
Accounts receivable, net of allowances	25,822	(4,936)	20,886
Inventory	458	-	458
Deferred tax benefits	4,037	-	4,037
Prepaid expenses and other current assets	3,454	-	3,454
Total current assets	94,390	(4,936)	89,454
Fixed assets, net	3,775	-	3,775
Purchased and internally developed software costs, net	885	-	885
Goodwill	54,151	(2,478)	51,673
Acquired intangibles, net	41,576	-	41,576
Deferred tax benefits	8,921	11,537	20,458
Other assets	946	-	946
Total assets	$204,644	$4,123	$208,767

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,903	$-	$4,903
Accrued expenses and other current liabilties	24,411	4,594	29,005
Deferred revenue	5,206	358	5,564
Bank note payable	20,000	-	20,000
Total current liabilities	54,520	4,952	59,472

Other long term liabilities, net of current portion	585	-	585
Deferred revenue, net of current portion	59	-	59
Total liabilities	55,164	4,952	60,116
Shareholders' equity:
Common stock	130,571	28,911	159,482
Accumulated other comprehensive loss	(1,064)	-	(1,064)
Retained earnings (accumulated deficit)	19,973	(29,740)	(9,767)
Total shareholders' equity	149,480	(829)	148,651
Total liabilities and shareholders' equity	$204,644	$4,123	$208,767

(1) Certain previously reported amounts have been reclassified to conform to the current year presentation.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended September 30, 2006
	As Previously Reported	Stock Options (1)	Change in Accounting Policy (2)	Total Adjustments	As Restated

Net revenue	$35,853	$-	$(609)	$(609)	$35,244
Cost of revenue	8,091	-	(62)	(62)	8,029
Gross profit	27,762	-	(547)	(547)	27,215

Marketing and sales	7,698	111	-	111	7,809
Research and development	10,283	40	-	40	10,323
General and administrative	4,531	(30)	-	(30)	4,501
Abandoned acquisition	1,016	-	-	-	1,016
Total operating expenses	23,528	121	-	121	23,649
Operating income	4,234	(121)	(547)	(668)	3,566
Interest income	789	-	-	-	789
Interest expense	(534)	(40)	-	(40)	(574)
Other expense, net	(65)	-	-	-	(65)
Income before income taxes	4,424	(161)	(547)	(708)	3,716
Provision for income taxes	1,755	(127)	(219)	(346)	1,409
Net income	$2,669	$(34)	$(328)	$(362)	$2,307

Net income per share:
Basic	$0.10	$-	$(0.01)	$(0.01)	$0.09
Diluted	$0.10	$-	$(0.02)	$(0.02)	$0.08
Shares used in per share calculation:
Basic	25,922	-	-	-	25,922
Diluted	27,253	(36)	-	(36)	27,217

Includes share-based compensation expense as follows:
Marketing and sales	$125	$49	$-	$49	$174
Research and development	125	23	-	23	148
General and administrative	94	73	-	73	167
Total share-based comp expense	$344	$145	$-	$145	$489

(1)  Includes adjustments resulting from the voluntary stock option review, for share-based compensation and related tax adjustments.
(2)  Includes adjustments resulting from the retrospective application of the change in our method of recognizing OEM royalty revenue.

For additional information regarding the restatements, please refer to our 2007 Form 10-K, including the Explanatory Note Regarding Restatement and Change in Accounting Policy, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included in the 2007 Form 10-K.

	For the six months ended September 30, 2006
	As Previously Reported	Stock Options (1)	Change in Accounting Policy (2)	Other (3)	Total Adjustments	As Restated

Net revenue	$72,740	$-	$(134)	$(427)	$(561)	$72,179
Cost of revenue	15,806	-	145	-	145	15,951
Gross profit	56,934	-	(279)	(427)	(706)	56,228

Operating expenses:
Marketing and sales	15,227	(197)	-	-	(197)	15,030
Research and development	21,015	(222)	-	-	(222)	20,793
General and administrative	8,797	(815)	-	-	(815)	7,982
Abandoned acquisition	1,016	-	-	-	-	1,016
Total operating expenses	46,055	(1,234)	-	-	(1,234)	44,821
Operating income	10,879	1,234	(279)	(427)	528	11,407
Interest income	1,465	-	-	-	-	1,465
Interest expense	(1,046)	(36)	-	-	(36)	(1,082)
Other expense, net	(71)	-	-	-	-	(71)
Income before income taxes	11,227	1,198	(279)	(427)	492	11,719
Provision for income taxes	4,468	225	(112)	(170)	(57)	4,411
Net income	$6,759	$973	$(167)	$(257)	$549	$7,308

Net income per share:
Basic	$0.26	$0.04	$(0.01)	$(0.01)	$0.02	$0.28
Diluted	$0.25	$0.04	$(0.01)	$(0.01)	$0.02	$0.27
Shares used in per share calculation:
Basic	25,850	-	-	-	-	25,850
Diluted	27,334	(19)	-	-	(19)	27,315

Includes share-based compensation expense as follows:
Marketing and sales	$535	$100	$-	$-	$100	$635
Research and development	267	77	-	-	77	344
General and administrative	211	138	-	-	138	349
Total share-based comp exp	$1,013	$315	$-	$-	$315	$1,328

(1)  Includes adjustments resulting from the voluntary stock option review, for share-based compensation and related tax adjustments.
(2)  Includes adjustments resulting from the retrospective application of the change in our method of recognizing OEM royalty revenue.
(3)  Includes adjustments for a correction of a previously recorded sales transaction during the first quarter of 2007.

For additional information regarding the restatements, please refer to our 2007 Form 10-K, including the Explanatory Note Regarding Restatement and Change in Accounting Policy, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the consolidated financial statements included in the 2007 Form 10-K.

Note 3 - Inventory

The components of inventory consist of (in thousands):

	2007
	September 30	March 31
	(unaudited)
Work in-process	$32	$25
Finished goods	1,154	782
	$1,186	$807

Note 4 – Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, consist of (in thousands):

Purchased and internally developed software:

		September 30, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$6,563	$(5,824)	$739	$3,055	$(2,152)	$903
Internally developed software	3	6,500	(6,420)	80	9,812	(9,675)	137
		$13,063	$(12,244)	$819	$12,867	$(11,827)	$1,040

Amortization of internally developed software costs was $23,000 and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.1 million and $0.2 million for the six months ended September 30, 2007 and 2006, respectively.

Acquired Intangibles:

		September 30, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-5	$12,614	$(8,229)	$4,385	$12,614	$(6,917)	$5,697
Customer lists	4-15	14,640	$(6,945)	7,695	14,640	(5,865)	8,775
Trademarks	3	180	(180)	-	180	(180)	-
Brand name	Indefinite	25,700	-	25,700	25,700	-	25,700
		$53,134	$(15,354)	$37,780	$53,134	$(12,962)	$40,172

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1.2 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million and $2.3 million for the six months ended September 30, 2007 and 2006, respectively. The future annual amortization expense of these acquired intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2008 (remaining six months)	$2,392
2009	4,220
2010	2,064
2011	1,241
2012	896
Thereafter	1,267
$12,080

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

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2007 to September 30, 2007 (in thousands):

	September 30, 2007			March 31, 2007
	Net Carrying Amount	Adjustment (1)	Amortization (2)	Net Carrying Amount
Goodwill	$55,620	$112	$-	$55,508
Acquired technology	4,385	-	(1,312)	5,697
Customer lists/contracts	7,695	-	(1,080)	8,775
Trademarks/brand name	25,700	-	-	25,700
	$93,400	$112	$(2,392)	$95,680

(1)  Includes adjustment to goodwill related to the adoption of FIN 48 on April 1, 2007.
(2)  Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	2007
	September 30	March 31
Commissions payable	$694	$724
Accrued compensation and benefits	4,410	4,056
Accrued professional services	4,493	4,432
Accrued marketing costs	1,401	1,380
Accrued sales returns and discounts	4,752	2,252
Accrued royalties	5,588	5,441
Income taxes payable and other tax liabilities	10,458	11,886
Accrued other expense	3,265	2,269
Total accrued expenses and other current liabilities	$35,061	$32,440

Note 6 – Contingencies, Commitments and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1.1 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively, and $2.2 million and $2.2 million for the six months ended September 30, 2007 and 2006, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2008 (remaining six months)	$2,329
2009	4,049
2010	2,633
2011	1,285
Thereafter	-
$10,296

Litigation Matters

From time to time, we (and our predecessors in interest, including Roxio, Inc., and MGI Software Corporation (“MGI”)) have been notified by companies that certain of our software products may infringe patents owned by those companies. In addition, we (and our predecessors in interest) have been notified by certain of our OEM customers that they, too, have been approached by certain companies claiming possible patent infringement by our products. At September 30, 2007 we had accruals of approximately $1.9 million on our balance sheet related to these infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of September 30, 2007, the interest rate was 6.65%.

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

As of September 30, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits. During the three months ended September 30, 2007, we made matching contributions of approximately $0.3 million for the three months ended June 30, 2007. As of September 30, 2007, we had accrued approximately $0.3 million for second quarter fiscal year 2008 matching amounts. As of September 30, 2006, we had accrued approximately $0.4 million for the second quarter fiscal year 2007 matching amounts.

Note 7 – Shareholders’ Equity

During the three and six months ended September 30, 2007, no options were granted and 52,642 options were exercised.

Note 8 – Employee Share-Based Compensation

The share-based compensation expense for the three and six months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		(As Restated)		(As Restated)
Marketing and sales	$169	$175	$411	$635
Research and development	113	148	280	344
General and administrative	60	166	134	349
	$342	$489	$825	$1,328

We recognize share-based compensation ratably over the vesting term of the underlying share-based awards.

Note 9 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(2,153)	$2,307	$(4,110)	$7,308
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(396)	8	(681)	(127)
Comprehensive income (loss)	$(2,549)	$2,315	$(4,791)	$7,181

Note 10 – Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Net income (loss)	$(2,153)	$2,307	$(4,110)	$7,308
Shares:
Weighted average shares outstanding (basic)	26,223	25,922	26,210	25,850
Effect of dilutive common stock options and restricted stock units	-	1,295	-	1,465
Weighted average shares outstanding (diluted)	26,223	27,217	26,210	27,315
Net income (loss) per share:
Basic	$(0.08)	$0.09	$(0.16)	$0.28
Diluted	$(0.08)	$0.08	$(0.16)	$0.27

For the three months ended September 30, 2007 and 2006, outstanding stock options and restricted stock units of 5.1 million and 4.1 million shares, respectively, and for the six months ended September 30, 2007 and 2006, outstanding stock options and restricted stock units of 4.8 million and 5.4 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

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

During the three and six months ended September 30, 2007, we recorded an income tax benefit of $1.4 million and $3.3 million, respectively. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the six months ended September 30, 2007 is 44.2%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

As of September 30, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

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

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three months ended September 30, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended September 30, 2007 was not material.

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

The following tables show the revenue attributable to the two components of our consumer products segment and by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Three Months Ended September 30,
	2007	2006
		As Restated
Net revenues
Roxio Division	$28,819	$29,002
Advanced Technology Group	2,069	3,561
Total consumer products	30,888	32,563
Professional products	1,382	2,681
Total net revenues	$32,270	$35,244

	Six Months Ended September 30,
	2007	2006
		As Restated
Net revenues
Roxio Division	$54,025	$58,252
Advanced Technology Group	5,857	8,487
Total consumer products	59,882	66,739
Professional products	2,499	5,439
Total net revenues	$62,381	$72,178

Operating Income (Loss) by Segment (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Operating income (loss)
Consumer	$4,149	$10,909	$8,091	$23,453
Professional audio and video	(1,690)	(572)	(3,618)	(678)
Unallocated operating expenses	(6,705)	(6,771)	(12,870)	(11,368)
Total operating income (loss)	$(4,246)	$3,566	$(8,397)	$11,407

Net Revenue by Geographic Location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Revenues	2007	2006	2007	2006
		As Restated		As Restated
United States	$26,538	$28,272	$51,694	$55,781
Export
Canada	167	406	508	502
France	266	383	626	761
Germany	1,036	846	1,671	1,243
United Kingdom	889	721	1,698	1,338
Other European	1,112	1,156	2,167	2,165
Japan	815	2,332	1,229	7,731
Singapore	782	641	1,706	1,615
Taiwan	19	17	23	26
Other Pacific Rim	444	439	791	915
Other International	202	31	268	101
Total net revenue	$32,270	$35,244	$62,381	$72,178

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	September 30,	March 31,
	2007	2006
United States	$2,068	$2,153
Canada	549	351
China	508	500
Japan	142	168
Other International	116	69
Total net assets	$3,383	$3,241

Significant Customer Information:

	Percent of Total Net Revenue				Percent of Total Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,
	2007	2006	2007	2006	2007	2006
		As Restated		As Restated
Dell	25%	22%	24%	23%	11%	9%
Digital River	24%	17%	24%	18%	18%	8%
Ingram	11%	14%	10%	11%	13%	10%
Navarre	21%	21%	16%	15%	26%	25%
Hewlett-Packard	11%	9%	13%	8%	3%	6%

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

Union Bank Credit Facility Amendment

As described above in Note 6, “Contingencies, Commitments and Credit Facilities – Credit Facilities,” to the condensed consolidated financial statements in this Quarterly Report, on March 31, 2008 we entered into an amendment with UBOC that, among other things, waived certain defaults under the Amended Credit Facility and extended its term through June 30, 2008.

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

This Quarterly Report contains restated financial information for the three and six months ended September 30, 2006. Previously filed quarterly reports of Form 10-Q have not been amended and should not be relied upon. Please see Note 2, “Restatement of Consolidated Financial Statements and Change in Accounting Policy,” to the condensed consolidated financial statements included in this Quarterly Report as well as our 2007 Form 10-K for additional discussions and information regarding these restatements.

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

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVision™, and DVDit® product names and Sonic® and Roxio Professional™ brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 4% and 4%, respectively, of our net revenue for the three and six months ended September 30, 2007.

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

 We group the Roxio Division and ATG into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management, including our CEO, does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 96% and 96%, respectively, of our net revenue for the three and six months ended September 30, 2007. See Note 12, “Significant Customer Information and Segment Reporting,” to the condensed consolidated financial statements included in this Quarterly Report for a summary of our financial data by business segment.

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

There have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2007 compared to the critical accounting policies described in our 2007 Form 10-K other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), discussed below.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three and six months ended September 30, 2007 and 2006, respectively (in percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Net revenue	100%	100%	100%	100%
Cost of revenue	27%	23%	27%	22%
Gross profit	73%	77%	73%	78%

Operating expenses:
Marketing and sales	29%	22%	29%	21%
Research and development	36%	29%	37%	29%
General and administrative	20%	13%	20%	11%
Abandoned acquisition	0%	3%	0%	1%
Restructuring	1%	0%	0%	0%
Total operating expenses	86%	67%	87%	62%
Operating income (loss)	(13)%	10%	(13)%	16%
Other income	2%	0%	2%	0%
Income (loss) before income taxes	(11)%	11%	(12)%	16%
Provision for (benefit of) income taxes	(4)%	4%	(5)%	6%
Net income (loss)	(7)%	7%	(7)%	10%

Comparison of Three and Six Months Ended September 30, 2007 and 2006

The following table is a comparison of net revenue by division:

	Three Months Ended September 30,
	2007	2006	Inc (Dec)%
		As Restated
Net revenues
Roxio Division	$28,819	$29,002	$(183)	(1)%
Advanced Technology Group	2,069	3,561	(1,492)	(42)%
Total consumer products	30,888	32,563	(1,675)	(5)%
Professional products	1,382	2,681	(1,299)	(48)%
Total net revenues	$32,270	$35,244	$(2,974)	(8)%

	Six Months Ended September 30,
	2007	2006	Decrease	%
		As Restated
Net revenues
Roxio Division	$54,025	$58,252	$(4,227)	(7)%
Advanced Technology Group	5,857	8,487	(2,630)	(31)%
Total consumer products	59,882	66,739	(6,857)	(10)%
Professional products	2,499	5,439	(2,940)	(54)%
Total net revenues	$62,381	$72,178	$(9,797)	(14)%

Net revenue was $32.2 million for the three months ended September 30, 2007, a decrease of $3.0 million or 8% from $35.2 million for the three months ended September 30, 2006. Net revenue was $62.4 million for the six months ended September 30, 2007, a decrease of $9.8 million or 14% from $72.2 million for the six months ended September 30, 2006. The decrease in net revenue for the three months ended September 30, 2007 was primarily due to a decrease in consumer product revenue of 5% and a decrease in professional products revenue of 48%. The decrease in net revenue for the six months ended September 30, 2007 was primarily due to a decrease in consumer product revenue of 10% and a decrease in professional products revenue of 54%. The decrease in consumer revenues for the three months ended September 30, 2007 was due to less licensing revenue from our ATG products due to fewer license sales and renewals and due to an increased end of life reserve of $2.6 million established for our Easy Media Creator 9 product, as a result of the release of our Easy Media Creator 10 product. The decrease in consumer revenues for the six months ended September 30, 2007 also resulted from a decrease of $1.4 million in revenue from Dell, a $1.2 million reduction in revenue due to increased returns reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which we terminated our relationship at the end of June 2007, and overall softness in the consumer software market. Additionally, our ATG revenue for the six months ended September 30, 2006 included a multi-year license extension fee of approximately $1.7 million from a Japanese customer, for which there was no corresponding amount during the six months ended September 30, 2007. The decrease in professional products revenue for the three and six months ended September 30, 2007 was due to lower overall product shipments caused by continued delays in the widespread adoption of high-definition video/TV formats and a change in our revenue recognition method for the sales of professional software licenses when bundled with maintenance and support agreements. We defer revenue associated with professional product software licenses when sold with bundled maintenance and support services whenever we lack vendor specific objective evidence (“VSOE”) of the fair value of such maintenance and support services. Beginning with the quarter ended December 31, 2006, certain of our PPG bundled deals did not support VSOE for maintenance and support and, accordingly, we recognize the revenue over the maintenance and support period which is generally one year.

	Three Months Ended September 30,
Net Revenues	2007	2006	Inc (Dec)%
		As Restated
United States	$26,538	$28,272	$(1,734)	(6)%
Export
Canada	167	406	(239)	(59)%
France	266	383	(117)	(31)%
Germany	1,036	846	190	22%
United Kingdom	889	721	168	23%
Other European	1,112	1,156	(44)	(4)%
Japan	815	2,332	(1,517)	(65)%
Singapore	782	641	141	22%
Taiwan	19	17	2	12%
Other Pacific Rim	444	439	5	1%
Other international	202	31	171	552%
Net revenues	$32,270	$35,244	$(2,974)	(8)%

	Six Months Ended September 30,
Net Revenues	2007	2006	Inc (Dec)%
		As Restated
United States	$51,694	$55,781	$(4,087)	(7)%
Export
Canada	508	502	6	1%
France	626	761	(135)	(18)%
Germany	1,671	1,243	428	34%
United Kingdom	1,698	1,338	360	27%
Other European	2,167	2,165	2	0%
Japan	1,229	7,731	(6,502)	(84)%
Singapore	1,706	1,615	91	6%
Taiwan	23	26	(3)	(12)%
Other Pacific Rim	791	915	(124)	(14)%
Other international	268	101	167	165%
Net revenues	$62,381	$72,178	$(9,797)	(14)%

International sales accounted for $5.7 million and $7.0 million, or 18% and 20% of our net revenue for the three months ended September 30, 2007 and 2006, respectively. International sales accounted for $10.7 million and $16.4 million or 17% and 23% for the six months ended September 30, 2007 and 2006, respectively. The decrease in international sales is primarily due to lower revenue from Japan, as described above. In addition, the six months ended September 30, 2006 included a $1.7 million multi-year license extension fee for a Japanese customer with no corresponding license extension for the six months ended September 30, 2007, as described above. International sales historically have ranged from somewhat less than 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue.

Significant Customers. The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables:

	% of Total Net Revenues				% of Total Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,
Customer	2007	2006	2007	2006	2007	2006
		As Restated		As Restated
Dell	25%	22%	24%	23%	11%	9%
Digital River	24%	17%	24%	18%	18%	8%
Ingram	11%	14%	10%	11%	13%	10%
Navarre	21%	21%	16%	15%	26%	25%
Hewlett-Packard	11%	9%	13%	8%	3%	6%

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

Cost of Revenue. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased 4% to 27% for the three months ended September 30, 2007 and increased 5% to 27% for the six months ended September 30, 2007. The increase in cost of revenue as a percentage of net revenue for the three and six months ended September 30, 2007 was due to the following:

•
Approximately 56% and 46%, respectively, of the increase was due to higher third-party licensing costs as a percentage of net revenue. Certain of our third party licensing expenses are fixed and these fixed expenses represent a higher percentage of lower net revenue. Additionally, we added more third-party royalty-bearing features to recent versions of our consumer products.

•
Approximately 45% and 41%, respectively, of the increase was due to higher product costs, primarily for the consumer products. This increase in product costs was also due to the impact of fixed period expenses against lower net revenues. Additionally, consumer product costs increased due to changes in retail packaging and the bundling of certain promotional items with our products, in particular, with the release of Easy Media Creator 10.

•	Approximately 5% and 10%, respectively, of the increase was due to our relatively fixed cost of amortization of acquired intangible assets against lower net revenue.

Gross Profit.

	Three Months Ended September 30,
	2007	2006	Inc (Dec)%
		As Restated
Gross profit	$23,514	$27,215	$(3,701)	(14)%
Gross profit as a percentage of revenue	73%	77%	(4)%

	Six Months Ended September 30,
	2007	2006	Inc (Dec)%
		As Restated
Gross profit	$45,697	$56,226	$(10,529)	(19)%
Gross profit as a percentage of revenue	73%	78%	(5)%

Our gross profit as a percentage of net revenue decreased to 73% for the three months ended September 30, 2007 from 77% for the three months ended September 30, 2006. Gross profit as a percentage of net revenue decreased to 73% for the six months ended September 30, 2007 from 78% for the six months ended September 30, 2006. The decrease in our gross profit for the three and six months ended September 30, 2007 was primarily due to the increase in cost of sales as a percentage of net revenue discussed above.

Marketing and Sales. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased 19% to $9.3 million for the three months ended September 30, 2007 from $8.0 million for the three months ended September 30, 2006. Marketing and sales expenses represented 29% and 22% of net revenue for the three months ended September 30, 2007 and 2006, respectively. Marketing and sales expenses for the three months ended September 30, 2007 increased due to an increase in advertising and promotional expense of approximately $0.6 million associated with overall increase of spending on broadcast creative production, OEM brand marketing and packaging development related to the launch of Easy Media Creator 10. Personnel-related costs increased approximately $0.7 million due to an increase in headcount. Share-based compensation expense was $0.2 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.

Our marketing and sales expenses increased 19% to $17.9 million for the six months ended September 30, 2007 from $15.0 million for the six months ended September 30, 2006. Marketing and sales expenses represented 29% and 21% of net revenue for the six months ended September 30, 2007 and 2006, respectively. Marketing and sales expenses for the six months ended September 30, 2007 increased due to an increase in advertising and promotional expense of approximately $1.3 million associated with the overall spending increase on creative productions, OEM brand marketing and packaging, some related to the launch of Easy Media Creator 10, launched during the three months ended September 30, 2007. Included in marketing and sales expense for the six months ended September 30, 2006 was the reversal of a marketing expense accrual related to expired retail market development fund (“MDF”) claim liabilities of approximately $0.5 million. Personnel-related costs for the six months ended September 30, 2007 increased approximately $1.6 million from the corresponding six-month period ended September 30, 2006, due to an increase in headcount. Headcount increased to 126 at September 30, 2007 from 116 at September 30, 2006. These increases were offset in part by a reduction in share-based compensation expense of approximately $0.2 million. Share-based compensation expense was $0.4 million and $0.6 million for the six months ended September 30, 2007 and 2006, respectively.

Research and Development. Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased 13% to $11.7 million for the three months ended September 30, 2007 from $10.3 million for the three months ended September 30, 2006. Research and development expenses represented 36% and 29% of net revenue for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses increased for the three months ended September 30, 2007 primarily due to higher personnel-related expense of approximately $1.0 million, due to an increase in headcount. Research and development expenses also increased due to higher professional services of $0.4 million, including increased localization costs because of an increase in the number of languages provided in our consumer products. These increases were offset in part by a decrease in depreciation expense of $0.2 million due to reduced capital spending and certain assets reaching the end of their depreciable lives. Share-based compensation expense was $0.1 million for each of the three months ended September 30, 2007 and 2006.

Our research and development expenses increased 12% to $23.3 million for the six months ended September 30, 2007 from $20.8 million for the six months ended September 30, 2006. Research and development expenses represented 37% and 29% of net revenue for the six months ended September 30, 2007 and 2006, respectively. Research and development expenses increased for the six months ended September 30, 2007 primarily due to higher personnel-related expense of approximately $2.1 million due to an increase in engineering headcount to 513 from 412. The majority of the increase in headcount, 95 employees, was due to our continued expansion of our Chinese research and development capabilities. Research and development expenses also increased due to higher professional services of $0.3 million, including increased localization costs due to an increase in number of languages provided in our consumer products. These increases were offset in part by a decrease in depreciation expense of $0.3 million due to reduced capital spending and certain assets reaching their end of their depreciable lives. Share-based compensation expense was $0.3 million for each of the six month periods ended September 30, 2007 and 2006.

We anticipate that research and development expenses may increase as a percentage of net revenue over the next year primarily due to the expense associated with the closure of our Richmond Hill Canada office. Subsequent to the office closure, we anticipate that research and development expenses may decrease as a percentage of net revenue.

General and Administrative. General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased 46% to $6.6 million for the three months ended September 30, 2007 from $4.5 million for the three months ended September 30, 2006. General and administrative expenses represented 20% and 13% of net revenue for the three months ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses for the three months ended September 30, 2007 was primarily due to an increase in professional services of $1.9 million, including approximately $1.5 million in expense incurred in connection with our options review. The remaining increase was primarily associated with our overall increase in headcount and facilities. Share-based compensation expense was $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively.

Our general and administrative expenses increased 58% to $12.6 million for the six months ended September 30, 2007 from $8.0 million for the six months ended September 30, 2006. The increase in general and administrative expenses for the six months ended September 30, 2007 was primarily due to an increase in professional services of $3.8 million associated with the expense incurred in connection with our options review. The remaining increase was primarily associated with our overall increase in headcount and facilities. These increases were offset in part by a decrease in share-based compensation expense of $0.2 million. Share-based compensation expense was $0.1 million and $0.3 million for the six months ended September 30, 2007 and 2006, respectively.

Abandoned Acquisition Expense. Abandoned acquisition expenses for the three and six months ended September 30, 2006 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Restructuring Expense. Restructuring expenses incurred during the three months ended September 30, 2007 consisted primarily of expenses associated with the restructuring of our business divisions and our facilities, including some restructuring costs associated with the Richmond Hill, Canada office closure, however the bulk of the restructuring costs associated with the Richmond Hill, Canada office closure will occur in the third quarter of fiscal year 2008.

Interest Income, Interest Expense and Other Expenses, Net. Interest income included the interest we earned on cash balances and short-term investments. Interest income was approximately $0.8 million for each of the three months ended September 30, 2007 and 2006, and was approximately $1.5 million for each of the six months period ended September 30, 2007 and 2006. Interest expense was approximately $0.4 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and was approximately $0.7 million and $1.1 million for the six months ended September 30, 2007 and 2006, respectively. Interest expense, related to the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below, decreased primarily due to our payment of $10.0 million on the Amended Credit Facility. Other expenses, net, for the three and six months ended September 30, 2007 and 2006 included foreign currency transaction gains and losses. Other expense for the six months ended September 30, 2006 also included a write-down of an investment in another entity, which totaled approximately $75,000.

Provision (Benefit) for Income Taxes. During the three and six months ended September 30, 2007, we recorded income tax benefits of $1.4 million and $3.3 million, respectively. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the six months ended September 30, 2007 is 44.2%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

During the three and six months ended September 30, 2006, we recorded income tax expense of $1.4 million and $4.4 million.

As of September 30, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure and scale down of operations, we will more-likely-than-not be unable to realize these deferred tax assets.

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

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three months ended September 30, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended September 30, 2007 was not material.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our products. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash, cash equivalents and short-term investments. As of September 30, 2007 and March 31, 2007, we had cash, cash equivalents and short term investments of $67.5 million and $64.3 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $5.2 million and $7.7 for the six months ended September 30, 2007 and 2006, respectively. By increasing our collections efforts, we had a small increase in accounts receivable of $0.6 million for the six months ended September 30, 2007 compared to $1.2 million for the same period in 2006. During this same period, significant uses of cash included purchase of inventory of approximately $0.4 million.

For the six months ended September 30, 2006, our most significant source of cash was our net income of $7.3 million. During this same period, significant uses of cash included our making payments to decrease our accounts payable of $2.9 million, and our reduction of accrued liabilities by $4.6 million as a result of the timing of payments on various payables and liabilities incurred during the normal course of business.

Our investing activities generated cash of $21.1 million and used cash of $2.5 million for the six months ended September 30, 2007 and 2006, respectively. For the six months ended September 30, 2007, our net redemptions of short term investments totaled $22.8 and we used $1.5 million to purchase various fixed assets. For the six months ended September 30, 2006, our net purchases of short term investments totaled $1.9 million and we used $0.6 million to purchase various fixed assets.

We generated $0.1 million and used $7.5 million in cash from financing activities during the six months ended September 30, 2007 and 2006, respectively. Proceeds from the exercise of stock options generated cash of $0.1 million and $1.4 million for the six months ended September 30, 2007 and 2006, respectively. During the six months ended September 30, 2006, $10.0 million was used to pay down the UBOC credit facility.

Our working capital decreased $1.1 million to $34.6 million at September 30, 2007 from $35.8 million at March 31, 2007. The decrease in working capital was primarily due to the decrease in accounts receivable as discussed above. Our ratio of current assets to current liabilities decreased slightly to 1.5:1 at September 30, 2007 from 1.6:1 at March 31, 2007.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of September 30, 2007, the interest rate was 6.65%.

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

As of September 30, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

As of September 30, 2007, we held $24.5 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of March 31, 2008, we had liquidated all but $1.1 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates to our cash equivalents, short-term debt obligations and auction rate securities.

As of September 30, 2007 all borrowings under our Amended Credit Facility bear interest at 6.65%, which represents the Base Rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the Amended Credit Facility.

The following table estimates the changes to cash flow from operations as of September 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps

$1,130	$1,230	$1,330	$1,430	$1,530

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our 2007 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

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

In addition, as discussed in the 2007 Form 10-K (see Explanatory Note and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we are implementing significant additional revisions to our internal control structure surrounding our stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods. As such, management concluded that the previous control deficiencies which resulted in a restatement of prior financial statements have been remediated and did not constitute a material weakness as of March 31, 2007 or September 30, 2007.

There were no other changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2007 Form 10-K identifies important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors,” under the headings listed below. There are no material changes to the Risk Factors disclosed in our 2007 Form 10-K, and, we encourage you to read the information included under “Risk Factors’ in the 2007 Form 10-K.

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