Form 10-Q
period 2007-12-31
SONIC SOLUTIONS/CA/
filed 2008-05-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

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

SONIC SOLUTIONS

FORM 10-Q
For the quarterly period ended December 31, 2007

Other Information

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended December 31, 2007 (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Quarterly Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” ‘‘intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	2007
	December 31	March 31
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,301	$17,090
Short term investments	10,450	47,250
Restricted cash and equivalents	451	-
Accounts receivable, net of allowance for returns and doubtful accounts of $5,288 and $2,526 at December 31, 2007 and March 31, 2007, respectively	13,125	20,107
Inventory	1,404	807
Deferred tax benefits	16,149	9,773
Prepaid expenses and other current assets	5,188	4,686
Total current assets	101,068	99,713
Fixed assets, net	2,955	3,241
Purchased and internally developed software costs, net	738	1,040
Goodwill	54,906	55,508
Acquired intangibles, net	36,584	40,172
Deferred tax benefit, net of current portion	14,962	15,489
Other assets	1,532	1,866
Total assets	$212,745	$217,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,366	$5,926
Accrued expenses and other current liabilities	32,363	32,440
Deferred revenue, current portion	6,450	5,558
Bank note payable	20,000	20,000
Total current liabilities	65,179	63,924
Other long term liabilities, net of current portion	3,497	2,248
Deferred revenue, net of current portion	22	24
Total liabilities	68,698	66,196
Commitments and contingencies (Note 5)
Shareholders' equity:

Common stock, no par value, 100,000,000 shares authorized; 26,249,761 and 26,197,119 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively.	163,095	162,565
Accumulated other comprehensive loss	(1,615)	(917)
Accumulated deficit	(17,433)	(10,815)
Total shareholders' equity	144,047	150,833
Total liabilities and shareholders' equity	$212,745	$217,029

* The condensed consolidated balance sheet at March 31, 2007 has been derived from the Company’s audited consolidated financial statements on Form 10-K at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts — unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net revenue	$35,602	$38,714	$97,984	$110,892
Cost of revenue	8,002	8,896	24,686	24,846
Gross profit	27,600	29,818	73,298	86,046

Operating expenses:
Marketing and sales	9,284	8,315	27,228	23,352
Research and development	10,868	11,076	34,165	31,870
General and administrative	8,015	5,325	20,623	13,300
Acquired in-process technology	-	3,400	-	3,400
Abandoned acquisition	-	-	-	1,016
Restructuring	2,869	-	3,115	-
Total operating expenses	31,036	28,116	85,131	72,938
Operating income (loss)	(3,436)	1,702	(11,833)	13,108
Interest income	717	692	2,232	2,157
Interest expense	(400)	(436)	(1,109)	(1,519)
Other income (expense)	(23)	15	201	(55)
Income (loss) before income taxes	(3,142)	1,973	(10,509)	13,691
Provision for (benefit of) income taxes	(1,235)	2,213	(4,492)	6,624
Net income (loss)	$(1,907)	$(240)	$(6,017)	$7,067

Net income (loss) per share:
Basic	$(0.07)	$(0.01)	$(0.23)	$0.27
Diluted	$(0.07)	$(0.01)	$(0.23)	$0.26

Shares used in computing net income (loss) per share:
Basic	26,250	26,059	26,223	25,920
Diluted	26,250	26,059	26,223	27,378

See accompanying notes to condensed consolidated financial statements

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands — unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,017)	$7,067
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	5,818	6,756
Deferred taxes	(5,496)	3,444
Goodwill	714	-
Provision for returns and doubtful accounts, net of write-offs	2,891	(41)
Loss on disposition of asset	(75)	-
Share-based compensation	1,343	1,935
Increase in restricted cash	(451)	-
Tax benefit from employee stock option plans	-	1,327
Excess tax benefits (expense) from share-based compensation	-	(1,318)
Acquired in-process technology	-	3,400
Changes in operating assets and liabilities
Accounts receivable	4,091	403
Inventory	(598)	178
Prepaid expenses and other current assets	(502)	(267)
Other assets	334	(232)
Accounts payable	80	(2,797)
Accrued liabilities and other current liabilities	(491)	(7,013)
Deferred revenue	890	(3,070)
Net cash generated by operating activities	2,531	9,772

Cash flows from investing activities:
Purchase of fixed assets	(1,664)	(1,035)
Additions to purchased and internally developed software	(242)	(207)
Acquisition of SystemOK	-	(7,259)
Purchase of short term investment instruments	(19,174)	(28,875)
Redemption of short term instruments	55,975	37,775
Net cash provided by investing activities	34,895	399

Cash flows from financing activities:
Proceeds from exercise of common stock options	135	2,252
Excess tax benefits from share-based compensation	-	1,318
Payments on bank credit facility	-	(10,000)
Principal payments on capital leases	(2)	(34)
Net cash generated by (used in) financing activities	133	(6,464)
Effect of exchange rate changes on cash and cash equivalents	(348)	105
Net increase (decrease) in cash and cash equivalents	37,211	3,812
Cash and cash equivalents, beginning of period	17,090	18,731
Cash and cash equivalents, end of period	$54,301	$22,543

Supplemental disclosure of cash flow information:
Interest paid	$1,070	$1,066
Income taxes paid	$730	$2,533
Supplemental disclosure of non-cash transactions:
Issuance of common stock for acquistion	$-	$489

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sonic Solutions, referred to as “we,” “Sonic,” “our,” “us,” or “the Company,” have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments and restatements (as discussed below in this Note 1), necessary for their fair presentation. The interim results are not necessarily indicative of results expected for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 26, 2008. Certain prior year amounts in the Condensed Cosolidated Financial Statements and notes thereto have been reclassified to conform to the current year presentation.

Quantities or results referred to as “to date” or “as of this date” mean as of or to December 31, 2007, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2007” and “fiscal year 2007” each refer to the fiscal year ending March 31, 2007. Other references to “years” mean calendar years.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Quarterly Report may be trademarks or registered trademarks of their respective owners.

There were no significant changes in our significant accounting policies during the three or nine months ended December 31, 2007 compared to the significant accounting policies described in our 2007 Form 10-K, other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), discussed below.

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

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 10 “Income Taxes” to the condensed consolidated financial statements included in this Quarterly Report.

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

Note 2 - Inventory

The components of inventory consist of (in thousands):

	2007
	December 31	March 31
	(unaudited)
Work in-process	$-	$25
Finished goods	1,404	782
	$1,404	$807

Note 3 -  Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, consist of (in thousands):

Purchased and internally developed software:

		December 31, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$6,608	$(5,926)	$682	$3,055	$(2,152)	$903
Internally developed software	3	6,502	(6,446)	56	9,812	(9,675)	137
		$13,110	$(12,372)	$738	$12,867	$(11,827)	$1,040

Amortization of internally developed software costs was $23,000 and $0.1 million for the three months ended December 31, 2007 and 2006, respectively, and $0.1 million and $0.2 million for the nine months ended December 31, 2007 and 2006, respectively.

Acquired Intangibles:

		December 31, 2007			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-5	$12,614	$(8,885)	$3,729	$12,614	$(6,917)	$5,697
Customer lists	4-15	14,640	(7,485)	7,155	14,640	(5,865)	8,775
Trademarks	3	180	(180)	-	180	(180)	-
Brand name	Indefinite	25,700	-	25,700	25,700	-	25,700
		$53,134	$(16,550)	$36,584	$53,134	$(12,962)	$40,172

The acquired intangibles are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $1.2 million and $1.4 million for the three months ended December 31, 2007 and 2006, respectively, and $3.6 million and $3.7 million for the nine months ended December 31, 2007 and 2006, respectively. The future annual amortization expense of these acquired intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2008 (remaining three months)	$1,196
2009	4,220
2010	2,064
2011	1,241
2012	896
Thereafter	1,267
$10,884

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

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2007 to December 31, 2007 (in thousands):

	December 31, 2007			March 31, 2007
	Net Carrying Amount	Adjustments (1)	Amortization (2)	Net Carrying Amount
Goodwill	$54,906	$(602)	$-	$55,508
Acquired technology	3,729	-	(1,968)	5,697
Customer lists/contracts	7,155	-	(1,620)	8,775
Trademarks/brand name	25,700	-	-	25,700
	$91,490	(602)	$(3,588)	$95,680

(1)  Adjustments include a decrease to goodwill of $0.7 million related to the utilization of Canadian pre-acquisition net operating losses in the third quarter and $0.1 million increase to goodwill related to the adoption of FIN 48 in the first quarter.
(2)  Amortization of intangibles is included in “Cost of Revenue” in our Condensed Consolidated Statement of Operations.

Note 4 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	2007
	December 31	March 31

Commissions payable	$777	$724
Accrued compensation and benefits	4,137	4,056
Accrued professional services	4,632	4,432
Accrued marketing costs	1,490	1,380
Accrued sales returns and discounts	2,381	2.252
Accrued royalties	4,567	5,441
Accrued acquisition/restructuring costs	946	-
Income taxes payable and other tax liabilities	10,217	11,886
Accrued other expense	3,216	2,269
Total accrued expenses and other current liabilities	$32,363	$32,440

Note 5 - Contingencies, Commitments and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1.1 million and $0.9 million for the three months ended December 31, 2007 and 2006, respectively, and approximately $3.3 million and $3.1 million for the nine months ended December 31, 2007 and 2006, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2008 (remaining three months)	$1,097
2009	3,821
2010	2,635
2011	1,286
Thereafter	-
$8,839

Included in the future payments above is approximately $0.5 million associated with the lease for our Richmond Hill, Canada office, which was closed in December 2007. The Richmond Hill, Canada office lease is set to expire in December 2008.

Litigation Matters

From time to time, we (and our predecessors in interest, including Roxio, Inc., and MGI Software Corporation (“MGI”)) have been notified by companies that certain of our software products may infringe patents owned by those companies. In addition, we (and our predecessors in interest) have been notified by certain of our OEM customers that they, too, have been approached by certain companies claiming possible patent infringement by our products. At December 31, 2007 we had accruals of approximately $1.5 million on our balance sheet related to these infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al (C07-1500) (N.D. Cal.). On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of December 31, 2007, the interest rate was 6.43%.

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

As of December 31, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits.  During the three months ended December 31, 2007, we made matching contributions of approximately $0.3 million for the three months ended September 30, 2007. As of December 31, 2007, we had accrued approximately $0.3 million for third quarter fiscal year 2008 matching amounts. As of December 31, 2006, we had accrued approximately $0.2 million for the third quarter fiscal year 2007 matching amounts.

Note 6 - Shareholders’ Equity

During the three months ended December 31, 2007 no options were granted or exercised. During the nine months ended December 31, 2007, no options were granted and 52,642 options were exercised.

Note 7 - Employee Share-Based Compensation

 The share-based compensation expense for the three and nine months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Marketing and sales	$243	$250	$655	$885
Research and development	181	185	461	529
General and administrative	92	172	226	522
	$516	$607	$1,342	$1,936

We recognize share-based compensation ratably over the vesting term of the underlying share-based awards.

Note 8 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(1,907)	$(240)	$(6,017)	$7,067
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(17)	182	(698)	55
Comprehensive income (loss)	$(1,924)	$(58)	$(6,715)	$7,122

Note 9 – Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(1,907)	$(240)	$(6,017)	$7,067
Shares:
Weighted average shares outstanding (basic)	26,250	26,059	26,223	25,920
Effect of dilutive common stock options and restricted stock units	-	-	-	1,458
Weighted average shares outstanding (diluted)	26,250	26,059	26,223	27,378
Net income (loss) per share:
Basic	$(0.07)	$(0.01)	$(0.23)	$0.27
Diluted	$(0.07)	$(0.01)	$(0.23)	$0.26

For the three months ended December 31, 2007 and 2006, outstanding stock options and restricted stock units of 5.1 million and 3.1 million shares, respectively, and for the nine months ended December 31, 2007 and 2006, outstanding stock options and restricted stock units of 4.8 million and 3.6 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

Note 10 - Income Taxes

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

During the three months and nine months ended December 31, 2007, we recorded an income tax benefit of $1.2 million and $4.5 million, respectively. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the nine months ended December 31, 2007 is 42.7%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits, and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

As of December 31, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

We adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement

As a result of the adoption of FIN 48, we recorded cumulative adjustments to the beginning balances of Accumulated Deficit of $0.6 million, goodwill of $0.1 million and Additional Paid-in Capital of $0.8 million.

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three months ended December 31, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended December 31, 2007 was not material.

We estimate that there will be no material changes in our uncertain tax positions during our 2008 fiscal year.

Note 11 - Significant Customer Information and Segment Reporting

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

The following tables show the revenue attributable to the two components of our consumer products segment and by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Revenues by Segment (in thousands):

	Three Months Ended December 31,
	2007	2006
Net revenues
Roxo Division	$31,491	$31,882
Advanced Technology Group	2,463	5,227
Total consumer products	33,954	37,109
Professional products	1,648	1,605
Total net revenues	$35,602	$38,714

	Nine Months Ended December 31,
	2007	2006
Net revenues
Roxo Division	$85,517	$90,134
Advanced Technology Group	8,320	13,714
Total consumer products	93,837	103,848
Professional products	4,147	7,044
Total net revenues	$97,984	$110,892

Operating Income (Loss) by Segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Operating income (loss)
Consumer products	$8,415	$12,948	$16,506	$36,287
Professional products	(853)	(1,088)	(4,471)	(1,255)
Unallocated operating expenses	(10,998)	(10,158)	(23,868)	(21,924)
Total operating income (loss)	$(3,436)	$1,702	$(11,833)	$13,108

Net Revenue by Geographic Location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Revenues	2007	2006	2007	2006
United States	$29,159	$30,758	$80,854	$86,539
Export
Canada	576	86	1,084	588
France	193	227	819	988
Germany	586	877	2,257	2,120
United Kingdom	998	1,375	2,696	2,713
Other European	981	1,056	3,148	3,221
Japan	1,935	2,892	3,164	10,623
Singapore	783	1,031	2,489	2,646
Taiwan	14	23	37	49
Other Pacific Rim	278	307	1,069	1,223
Other international	99	82	367	182
Net revenues	$35,602	$38,714	$97,984	$110,892

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived assets (excluding goodwill and other intangible assets) by country (in thousands):

	December 31,	March 31,
	2007	2007
United States	$1,966	$2,153
Canada	264	351
China	469	500
Japan	137	168
Other International	119	69
Total long-lived assets	$2,955	$3,241

Significant Customer Information:

	Percent of Total Net Revenue				Percent of Total Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Dell	24%	23%	24%	23%	9%	8%
Digital River	23%	19%	23%	18%	15%	11%
Ingram	10%	6%	10%	9%	13%	8%
Navarre	12%	12%	14%	14%	16%	11%
Hewlett-Packard	13%	10%	13%	9%	9%	12%

Revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements; revenue recognized from Ingram and Navarre is pursuant to distributor agreements; and revenue recognized from Digital River is pursuant to a reseller agreement.

Note 12 – SystemOK, AB Acquisition (“SystemOK”)

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

Results for SystemOK have been included in our consolidated results since the acquisiton on November 6, 2006.

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

Note 13 – Richmond Hill Canada Office Closure

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our office in Richmond Hill, Canada. In December 2007 we implemented this reorganization and closed the Richmond Hill office by December 31, 2007. We incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure. We also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008. The activity for the severance related and restructuring liabilities was as follows (in thousands):

	Severance Related Costs	Other Restructuring Costs	Total Costs

Liability recorded at date of reorganization	$1,692	$1,233	$2,925
Payments	(1,554)	(426)	(1,980)
Balance at December 31, 2007	$138	$807	$945

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

Union Bank Credit Facility Amendment

As described above in Note 5, “Contingencies, Commitments and Credit Facilities - Credit Facilities,” to the condensed consolidated financial statements included in this Quarterly Report, on March 31, 2008 we entered into an amendment with UBOC that, among other things, waived certain defaults under the Amended Credit Facility and extended its term through June 30, 2008.

uMedia Digital Technology Corporation Acquisition

On February 29, 2008, we entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation, a Chinese software development company (“uMedia”) whereby we acquired substantially all the assets of uMedia for a purchase price of approximately $0.4 million. In connection with the acquisition we acquired seven employees.

Simple Star, Inc. Acquisition

On April 29, 2008, we entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company (“Simple Star”) whereby we acquired substantially all the assets of Simple Star for a purchase price of approximately $6.0 million, with $5 million payable in cash at closing and the balance of $1 million plus accrued interest and less any indemnifiable amounts payable on the first anniversary of closing. In connection with the acquisition we acquired twenty-five employees.

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

Our ongoing operating expenses are relatively fixed, and we plan our expenditures based primarily on sales forecasts. As a result, operating results can be negatively affected if OEM partner shipments do not meet our forecast or if large license agreements are not finalized when forecasted.

On February 26, 2008, following the conclusion of our options review, we filed our 2007 Form 10-K as well as our Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006 (the “December 2006 Form 10-Q”). In the 2007 Form 10-K, we restated our consolidated balance sheet at March 31, 2006, our consolidated statements of operations for our 2005 and 2006 fiscal years, our consolidated statements of shareholders’ equity for our 2005 and 2006 fiscal years, our consolidated statements of cash flows for our 2005 and 2006 fiscal years, our quarterly financial data as of and for the quarters ended in fiscal year 2006, our selected financial data as of and for our 2003, 2004, 2005 and 2006 fiscal years, and our quarterly financial data as of and for the first two quarters in our 2007 fiscal year. Please refer to our December 2006 Form 10-Q and our 2007 Form 10-K for additional information regarding the restatements.

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

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVision™, and DVDit® product names and Sonic® and Roxio Professional™ brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 5% and 4%, respectively, of our net revenue for the three and nine months ended December 31, 2007.

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

 We group the Roxio Division and ATG into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management, including our CEO, does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 95% and 96%, respectively, of our net revenue for the three and nine months ended December 31, 2007. See Note 11, “Significant Customer Information and Segment Reporting” to the condensed consolidated financial statements included in this Quarterly Report for a summary of our financial data by business segment.

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts, and reduce our workforce by closing our Richmond Hill Canada office. In December 2007, we eliminated approximately 84 positions in connection with the office closure and incurred severance-related costs of approximately $1.7 million and other one-time restructuring charges of approximately $1.2 million.

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

There have been no significant changes in our critical accounting policies during the three months ended December 31, 2007 compared to the critical accounting policies described in our 2007 Form 10-K other than the adoption of Financial Accounting Standards Boards (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), discussed below.

Income Taxes - Adoption of FIN 48

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

For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 10 “Income Taxes” to the condensed consolidated financial statements included in this Quarterly Report.

Other Disclosures

Contingencies

As described in Part I, Note 5, “Contingencies, Commitments and Credit Facilities,” to the condensed consolidated financial statements included in this Quarterly Report and Part II, Item 1, “Legal Proceedings,” included in this Quarterly Report, we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three and nine months ended December 31, 2007 and 2006, respectively (in percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net revenue	100%	100%	100%	100%
Cost of revenue	22%	23%	25%	22%
Gross profit	78%	77%	75%	78%

Operating expenses:
Marketing and sales	26%	21%	28%	21%
Research and development	31%	29%	35%	29%
General and administrative	23%	14%	21%	12%
Acquired in-process technology	0%	9%	0%	3%
Abandoned acquisition	0%	0%	0%	1%
Restructuring	8%	0%	3%	0%
Total operating expenses	88%	73%	87%	66%
Operating income (loss)	(10)%	4%	(12)%	11%
Other income	1%	1%	1%	1%
Income before income taxes	(9)%	5%	(11)%	12%
Provision for (benefit of) income taxes	(4)%	6%	(5)%	6%
Net income (loss)	(5)%	(1)%	(6)%	6%

Comparison of Three and Nine Months Ended December 31, 2007 and 2006

The following table is a comparison of net revenue by division:

	Three Months Ended December 31,
	2007	2006	Inc (Dec)	% Inc (Dec)
Net revenues
Roxo Division	$31,491	$31,882	$(391)	(1)%
Advanced Technology Group	2,463	5,227	(2,764)	(53)%
Total consumer products	33,954	37,109	(3,155)	(9)%
Professional products	1,648	1,605	43	3%
Total net revenues	$35,602	$38,714	$(3,112)	(8)%

	Nine Months Ended December 31,
	2007	2006	Inc (Dec)	% Inc (Dec)
Net revenues
Roxo Division	$85,517	$90,134	$(4,617)	(5)%
Advanced Technology Group	8,320	13,714	(5,394)	(39)%
Total consumer products	93,837	103,848	(10,011)	(10)%
Professional products	4,147	7,044	(2,897)	(41)%
Total net revenues	$97,984	$110,892	$(12,908)	(12)%

Net revenue was $35.6 million for the three months ended December 31, 2007, a decrease of $3.1 million or 8% from $38.7 million for the three months ended December 31, 2006. Net revenue was $98.0 million for the nine months ended December 31, 2007, a decrease of $12.9 million or 12% from $110.9 million for the nine months ended December 31, 2006. The decrease in net revenue for the three months ended December 31, 2007 was primarily due to a decrease in consumer product revenue of 9% offset in part with an increase in professional products revenue of 3%. The decrease in net revenue for the nine months ended December 31, 2007 was primarily due to a decrease in consumer product revenue of 10% and a decrease in professional products revenue of 41%. The decrease in consumer product revenues for the three months ended December 31, 2007 was due, in part, to overall consumer software market softness and lower licensing revenue from our ATG products as a result of fewer license sales and renewals. The decrease in consumer revenues for the nine months ended December 31, 2007 also resulted from a decrease of $1.6 million in revenue from Dell, a $1.2 million reduction in revenue due to increased reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which we terminated our relationship at the end of June 2007 and overall softness in the consumer software market. Additionally, our ATG revenue for the nine months ended December 31, 2006 included a multi-year license extension fee of approximately $1.7 million from a Japanese customer, for which there was no corresponding amount during the nine months ended December 31, 2007. Professional products revenue of $1.6 million for the three months ended December 31, 2007 was relatively consistent with the three months ended December 31, 2006. The decrease in professional products revenue of $2.9 million for the nine months ended December 31, 2007 was primarily due to a change in our revenue recognized for sales of professional software licenses when bundled with maintenance and support agreements. Under our revenue recognition policies covering bundled deals, we defer revenue associated with professional product software licenses when sold with bundled maintenance and support services whenever we lack vendor specific objective evidence (“VSOE”) of the fair value of such maintenance and support services. Beginning with the quarter ended December 31, 2006, certain of our PPG bundled deals did not support VSOE for maintenance and support and, accordingly, we recognize the revenue over the maintenance and support period which is generally one year.

	Three Months Ended December 31,
Net Revenues	2007	2006	Inc (Dec)	% Inc (Dec)
United States	$29,159	$30,758	$(1,599)	(5)%
Export
Canada	576	86	490	570%
France	193	227	(34)	(15)%
Germany	586	877	(291)	(33)%
United Kingdom	998	1,375	(377)	(27)%
Other European	981	1,056	(75)	(7)%
Japan	1,935	2,892	(957)	(33)%
Singapore	783	1,031	(248)	(24)%
Taiwan	14	23	(9)	(39)%
Other Pacific Rim	278	307	(29)	(9)%
Other International	99	82	17	21%
Total net revenues	$35,602	$38,714	$(3,112)	(8)%

	Nine Months Ended December 31,
Net Revenues	2007	2006	Inc (Dec)	% Inc (Dec)
United States	$80,854	$86,539	$(5,685)	(7)%
Export
Canada	1,084	588	496	84%
France	819	988	(169)	(17)%
Germany	2,257	2,120	137	6%
United Kingdom	2,696	2,713	(17)	(1)%
Other European	3,148	3,221	(73)	(2)%
Japan	3,164	10,623	(7,459)	(70)%
Singapore	2,489	2,646	(157)	(6)%
Taiwan	37	49	(12)	(24)%
Other Pacific Rim	1,069	1,223	(154)	(13)%
Other International	367	182	185	102%
Total net revenue	$97,984	$110,892	$(12,908)	(12)%

International sales accounted for $6.4 million and $8.0 million, or 18% and 21% of our net revenue for the three months ended December 31, 2007 and 2006, respectively. International sales accounted for $17.1 million and $24.4 million, or 17% and 22% of our net revenue for the nine months ended December 31, 2007 and 2006, respectively. The decrease in international sales is primarily due to lower revenue from Japan, as described above. International sales historically have ranged from somewhat less than 20% to slightly less than 50% of our total sales, and we expect that they will continue to represent a significant but variable percentage of future revenue.

Significant Customers. The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables.

	Percent of Total Net Revenue				Percent of Total Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Dell	24%	23%	24%	23%	9%	8%
Digital River	23%	19%	23%	18%	15%	11%
Ingram	10%	6%	10%	9%	13%	8%
Navarre	12%	12%	14%	14%	16%	11%
Hewlett-Packard	13%	10%	13%	9%	9%	12%

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

Cost of Revenue. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue decreased 1% to 22% for the three months ended December 31, 2007 and increased 3% to 25% for the nine months ended December 31, 2007. The decrease in cost of revenue as a percentage of net revenue for the three months ended December 31, 2007 was primarily due to lower third-party royalty expense. Included in the three months ended December 31, 2006 was a consumer products sale that carried a large third-party royalty expense of approximately $0.4 million for which there was no comparable deal in the current period. The increase in cost of revenue as a percentage of net revenue for the nine months ended December 31, 2007 was primarily due to the following:

•
Approximately 10% of the increase was due to higher third-party licensing costs as a percentage of net revenue. Certain of our third party licensing expenses are fixed and these fixed expenses represent a higher percentage of lower net revenue. Additionally, we added more third-party royalty-bearing features to recent versions of our consumer products, although this general trend was counterbalanced by the lower third-party royalty expense for the three months ended December 31, 2007, discussed above.

•
Approximately 50% of the increase was due to higher product costs, primarily for the consumer products. This increase in product costs was also due to the impact of fixed period expenses against lower net revenues. Additionally, consumer product costs increased due to changes in retail packaging and the bundling of certain promotional items with our products, in particular, with the release of Easy Media Creator 10.

The remainder of the increase as a percentage of net revenue was due to our various fixed period expenses weighed against the overall lower net revenues. Some of these fixed period expenses include the fixed cost of amortization of acquired intangible assets, freight and technical support.

Gross Profit

	Three Months Ended December 31,
	2007	2006	Inc (Dec)%

Gross profit	$27,600	$29,818	$(2,218)	(7)%
Gross profit as a percentage of revenue	78%	77%	1%

	Nine Months Ended December 31,
	2007	2006	Inc (Dec)%

Gross profit	$73,298	$86,046	$(12,748)	(15)%
Gross profit as a percentage of revenue	75%	78%	(3)%

Our gross profit as a percentage of net revenue increased slightly to 78% for the three months ended December 31, 2007 from 77% for the three months ended December 31, 2006. Gross profit as a percentage of revenue decreased to 75% for the nine months ended December 31, 2007 from 78% for the nine months ended December 31, 2006. The changes in our gross profit for the three and nine months ended December 31, 2007 were primarily due to changes in cost of revenue as discussed above.

Marketing and Sales. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased 12% to $9.3 million for the three months ended December 31, 2007 from $8.3 million for the three months ended December 31, 2006. Marketing and sales expenses represented 26% and 21% of net revenue for the three months ended December 31, 2007 and 2006, respectively. Marketing and sales expenses for the three months ended December 31, 2007 increased primarily due to an increase in advertising and promotional expense of approximately $0.2 million associated with overall increase of spending on broadcast creative production, OEM brand marketing and packaging development related to the launch of Easy Media Creator 10. Personnel-related costs increased approximately $0.7 million due to an increase in headcount. Share-based compensation expense decreased $0.1 million to $0.2 million for the three months ended December 31, 2007 from $0.3 million for the three months ended December 31, 2006.

Our marketing and sales expenses increased 17% to $27.2 million for the nine months ended December 31, 2007 from $23.4 million for the nine months ended December 31, 2006. Marketing and sales expenses represented 28% and 21% of net revenue for the nine months ended December 31, 2007 and 2006, respectively. Marketing and sales expenses for the nine months ended December 31, 2007 increased primarily due to an increase in advertising and promotional expense of approximately $1.5 million associated with the overall spending increase on creative productions, OEM brand marketing and packaging, some related to the launch of Easy Media Creator 10, launched during the three months ended September 30, 2007. Included in marketing and sales expense for the nine months ended December 31, 2006 was the reversal of a marketing expense accrual related to expired retail market development fund (“MDF”) claim liabilities of approximately $0.5 million. Personnel-related costs for the nine months ended December 31, 2007 increased approximately $2.3 million from the corresponding nine month period ended December 31, 2006, due, in part, to the increase in headcount. Headcount increased to 126 at December 31, 2007 from 122 at December 31, 2006. The increase was also due to higher travel and entertainment expenses of approximately $0.2 million attributable to increases in travel costs and the increase in headcount. These increases were offset in part by a reduction in share-based compensation expense of approximately $0.2 million. Share-based compensation expense was $0.7 million and $0.9 million for the nine months ended December 31, 2007 and 2006, respectively.

Research and Development   Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses decreased 2% to $10.9 million for the three months ended December 31, 2007 from $11.1 million for the three months ended December 31, 2006. Research and development expenses represented 31% and 29% of net revenue for the three months ended December 31, 2007 and 2006, respectively. Research and development expenses increased for the three months ended December 31, 2007 primarily due to higher personnel-related expense of approximately $0.3 million. This increase was offset in part by a decrease in depreciation expense of $0.2 million due to reduced capital spending and certain assets reaching their end of their depreciable lives. Share-based compensation expense was $0.2 million for each of the three months ended December 31, 2007 and 2006.

Our research and development expenses increased 7% to $34.2 million for the nine months ended December 31, 2007 from $31.9 million for the nine months ended December 31, 2006. Research and development expenses represented 35% and 29% of net revenue for the nine months ended December 31, 2007 and 2006, respectively. Research and development expenses increased for the nine months ended December 31, 2007 primarily due to higher personnel-related expense of approximately $2.5 million due to merit increases and the timing and shift in headcount. Headcount decreased to 451 at December 31, 2007 from 458 at December 31, 2006. Headcount decreased by 84 employees associated with the Richmond Hill Canada office closure in December 2007. Due to our continued expansion of our Chinese research and development capabilities, headcount in China increased by 65 employees to 244 at December 31, 2007 from 179 at December 31, 2006. The increase in research and development expenses was also due to increased travel and entertainment expenses resulting from increased airfare costs and increase in foreign travel of $0.1 million attributable to increased international facilities. These increases were offset in part by a decrease in depreciation expense of $0.5 million due to reduced capital spending and certain assets reaching the end of their depreciable lives. Share-based compensation expense was $0.5 million for each of the nine month periods ended December 31, 2007 and 2006.

General and Administrative.   General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. Our general and administrative expenses increased 51% to $8.0 million for the three months ended December 31, 2007 from $5.3 million for the three months ended December 31, 2006. General and administrative expenses represented 23% and 14% of net revenue for the three months ended December 31, 2007 and 2006, respectively. The increase in general and administrative expenses for the three months ended December 31, 2007 was primarily due to an increase in professional services of $2.9 million associated with our options review. The increase was offset in part by lower share-based compensation expense of $0.1 million. Share-based compensation expense was $0.1 million and $0.2 million for the three months ended December 31, 2007 and 2006, respectively.

The increase in general and administrative expenses for the nine months ended September 30, 2007 was primarily due to an increase in professional services fees of $6.6 million, driven largely by $6.7 million of expense incurred in connection with our options review. The increase was also due to increase in personnel-related expense of $0.5 million associated with our expanded locations. The remaining increase was primarily associated with our overall increase in facilities. These increases were offset in part by a decrease in share-based compensation expense of $0.3 million. Share-based compensation expense was $0.2 million and $0.5 million for the nine months ended December 31, 2007 and 2006, respectively. Overall headcount was 682 at December 31, 2007 down from 711 at December 31, 2006. Headcount decreased by 84 associated with the Richmond Hill Canada office closure.

Acquired In-Process Technology Expense. Acquired in-process technology expenses for the nine months ended December 31, 2006 consisted of an allocation of the purchase price of the SystemOK acquisition for technology not yet viable at the acquisition date.

Abandoned Acquisition Expense. Abandoned acquisition expenses for the nine months ended December 31, 2006 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Restructuring Expense. Restructuring expenses incurred during the three and nine months ended December 31, 2007 consisted primarily of expenses associated with the closure of our Richmond Hill Canada office facility in December 2007.

Interest Income, Interest Expense and Other Expenses, Net. Interest income included the interest we earned on cash balances and short-term investments. Interest income was approximately $0.7 million for each the three months ended December 31, 2007 and 2006, and approximately $2.2 million for each of the nine months ended December 31, 2007 and 2006, respectively. Interest expense was approximately $0.4 million for each of the three months ended December 31, 2007 and 2006, and was approximately $1.1 million and $1.5 million for the nine months ended December 31, 2007 and 2006, respectively. Interest expense, related to the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below decreased for the nine months ended December 31, 2007 primarily due to our payment of $10.0 million on the Amended Credit Facility. Other expenses, net, for the three and nine months ended December 31, 2007 and 2006 included foreign currency transaction gains and losses. Other expense for the nine months ended December 31, 2006 also included a write-down of an investment in another entity, which totaled approximately $75,000.

Provision (Benefit) for Income Taxes. During the three and nine months ended December 31, 2007, we recorded income tax benefits of $1.2 million and $4.5 million, respectively. We calculated our projected annual effective tax rate for the year ending March 31, 2008 to be 40.5%. After considering discrete items, the effective tax rate for the nine months ended December 31, 2007 is 42.7%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

During the three and nine months ended December 31, 2006, we recorded income tax expense of $2.2 million and $6.6 million.

As of December 31, 2007, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure and scale down of operations, we will more-likely-than-not be unable to realize these deferred tax assets.

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

As of the date of adoption, we had $4.3 million of gross unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. There were no material changes to these amounts during the three and nine months ended December 31, 2007.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2007 we had accrued $0.1 million of interest and penalties. The amount of interest and penalties accrued during the three months ended December 31, 2007 was not material.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our products. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash, cash equivalents and short-term investments. As of December 31, 2007 and March 31, 2007, we had cash, cash equivalents and short term investments of $64.8 million and $64.3 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Our operating activities generated cash of $2.5 million and $9.8 for the nine months ended December 31, 2007 and 2006, respectively. By increasing our collections efforts, we were able to reduce our accounts receivable by $4.1 million for the nine months ended December 31, 2007. During this same period, significant uses of cash included purchase of inventory of approximately $0.6 million, an increase in prepaid expenses and other current assets of approximately $0.5 million, and a reduction in accrued liabilities and other current liabilities of approximately $0.5 million. These uses of cash were incurred during the normal course of business.

For the nine months ended December 31, 2006, our most significant source of cash was our net income of $7.1 million. During this same period, significant uses of cash included our making payments to decrease our accounts payable of $2.8 million, and our reduction of accrued liabilities by $7.0 million as a result of the timing of payments on various payables and liabilities incurred during the normal course of business.

Our investing activities generated cash of $34.9 million and $0.4 million for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007, our net redemptions of short term investments totaled $36.8 million and we used $1.7 million to purchase various fixed assets. For the nine months ended December 31, 2006, our net redemptions of short term investments totaled $8.9 million and we used $1.0 million to purchase various fixed assets.

We generated $0.1 million and used $6.5 million in cash from financing activities during the nine months ended December 31, 2007 and 2006, respectively. Proceeds from the exercise of stock options generated cash of $2.3 million for the nine months ended December 31, 2006. During the nine months ended December 31, 2006, $10.0 million was used to pay down the UBOC credit facility.

Our working capital increased $0.1 million to $35.9 million at December 31, 2007 from $35.8 million at March 31, 2007. The increase in working capital was primarily due to the increase in prepaid expenses and other current assets as discussed above. Our ratio of current assets to current liabilities remained consistent at 1.6:1 at December 31, 2007 and 2006.

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

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of December 31, 2007, the interest rate was 6.43%.

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

As of December 31, 2007, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

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

As of December 31, 2007, we held $10.5 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of March 1, 2008, we had liquidated all but $ 1.1 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates to our cash equivalents, short-term debt obligations and auction rate securities.

As of December 31, 2007, all borrowings under our Amended Credit Facility bear interest at 6.43%, which represents the Base Rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the Amended Credit Facility.

The following table estimates the changes to cash flow from operations as of December 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps

$1,486	$1,386	$1,286	$1,186	$1,086

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Due to the fact that the material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in our 2007 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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

Changes to Internal Control over Financial Reporting

Remediation Plans

Subsequent to the end of fiscal year 2007, our management has commenced a number of steps designed to remediate the fiscal year 2007 material weakness. Management believes that, upon our completion of the options review, restatement and re-auditing process and as we are able to become current in our periodic SEC filings, we will have resolved many of the underlying conditions giving rise to this material weakness. We currently have an interim chief financial officer, and , in addition to considering the various options relating to the permanent chief financial officer position, we are now in the process of searching for a permanent financial controller with significant accounting experience. In addition, management intends to engage in an increased effort to fill open positions with permanent staff with the appropriate training, experience, and knowledge of GAAP as necessary to enable us to maintain internal control over financial reporting. In addition, we will augment the strength of our accounting function by having members of our senior management and board of directors attend a Sonic-sponsored training program (including the services of outside experts as appropriate) concerning corporate governance and including discussions of public company accounting. As of March 31, 2008, our chief executive officer has attended a training program in this area, and we have made several specific training program options available to our senior management and board of directors.

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

In addition, as discussed in the 2007 Form 10-K (see Explanatory Note and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we are implementing significant additional revisions to our internal control structure surrounding our stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms, which management believes should facilitate the prevention and/or detection of material errors in future periods. As such, management concluded that the previous control deficiencies which resulted in a restatement of prior financial statements have been remediated and did not constitute a material weakness as of March 31, 2007, June 30, 2007, September 30, or December 31, 2007.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al (C07-1500) (N.D. Cal.). On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

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