Form 10-K
period 2008-03-31
SONIC SOLUTIONS/CA/
filed 2008-06-23
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: None

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

(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12(b)(2)). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2007, based upon the closing price of the Common Stock on The Nasdaq Global Select Market for such date, was approximately $255 million.(1)

The number of outstanding shares of the registrant’s Common Stock on June 13, 2008 was 26,383,277.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)	Excludes 1,850,478 shares held by directors, officers and ten percent or greater shareholders on September 30, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

SONIC SOLUTIONS

i

Additional Information

References in this report to the “Company,” “Sonic,” “we,” “our,” or “us” mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2008, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2008” and “fiscal year 2008” each refer to the fiscal year ending March 31, 2008. Other references to “years” mean calendar years.

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

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included or incorporated by reference into this Annual Report, other than statements that are purely historical in nature, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “estimate,” “project,” “will,” “may” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

•	our plans to develop and market new products or services, including next-generation high definition products;
•	competing products that may, now or in the future, be available to consumers;
•	the demand for trends regarding and the impact on our business of Blu-ray Disc;
•	the number or nature of potential licensees for our products;
•	the strategic benefits of our patent program;
•	the growth of our web-based retail channels and the decline of revenues from professional products and services;
•	our expectations regarding trends in the personal computer (“PC”) and consumer electronics (“CE”) industries;
•	our expectations regarding non-traditional bundling arrangements;
•	our expectations regarding our QflixTM and technology licensing programs;
•	availability of additional financing to satisfy our working capital and other requirements;
•	our ability to improve our financial performance;
•	other competitive pressures;
•	expenses associated with litigation relating to our stock option review;
•	changes to improve our controls relating to the process of granting stock option and other deferred compensation awards;
•	future acquisitions and other business combinations, if any, effected by us or our competitors;
•	the impact of our efforts to comply with laws and regulations, including the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);

•	potential remedial actions under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”); and
•	estimated tax credits available to us and tax rates applicable to us.

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

PART I

Item 1. Business

Overview

Sonic Solutions is the leading developer of software and services for enabling the creation, management, and enjoyment of digital media content such as data, photographs, audio, interactive features and video in digital formats. Our Hollywood to HomeTM products are offered direct to consumers through original equipment manufacturers (“OEMs”), retail, online retail, enterprises, to high-end professional DVD authoring experts and technology developers. Our products are used across multiple operating systems, devices and media. We distribute our products across a wide variety of platforms, including Internet broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”), Blu-ray Disc (“BD”), as well as emerging formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, BD and other formats;
•	recording data files on CD, DVD and BD and other recordable disc formats;
•	producing online digital media photo and video shows for sharing via the Web, TV, PC and mobile devices;
•	editing digital audio, photos and video;
•	playing DVD, BD and other disc formats, as well as digital content from other storage media and portable devices;
•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;
•	managing digital media on computers and CE devices;
•	securely burning Content Scrambling System (“CSS”) encrypted DVDs using the Qflix standard; and
•	backing up the information contained on hard disks attached to PCs and CE devices.

We sell our products to both consumer and professional end users. We also license the software technology underlying our products to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into two reportable operating segments: consumer and professional. These segments reflect our internal organizational structure, as well as, the processes by which our management makes operating decisions, allocates resources and assesses performance.

Consumer

Our consumer segment consists of divisions that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group (“ATG”).

•	Roxio Division — The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrackTM, Backup MyPC®, CinePlayer®, CrunchTM, Just!BurnTM, MyDVD®, MyTV To GoTM, PhotoShowTM, PhotoSuite®, Popcorn, RecordNow®, Roxio Copy & ConvertTM, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with original equipment manufacturer (“OEM”) suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar” resellers). Since acquiring the Consumer Software Division (“CSD”) of Roxio in December 2004, we have transitioned all of our consumer software products to the Roxio brand.

•	Advanced Technology Group — ATG develops software components that it supplies to our other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer, and QflixTM brand names. ATG customers include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. ATG also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and ATG into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; ATG develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons our management does not regularly review operating results broken out separately for the Roxio Division and the Advanced Technology Group in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 96% of our net revenue for fiscal year 2008. See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information” to our Consolidated Financial Statements included in this Annual Report for a summary of our financial data by business segment.

Professional

Our professional segment consists of one division, our Professional Products Group (“PPG”). PPG develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released packaged media DVD-Video, BD and other titles to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVisionTM, and DVDit® product names and Sonic® and Roxio ProfessionalTM brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 4% of our net revenue for fiscal year 2008.

Other

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

•	High Quality Video — Video can be presented in the Moving Pictures Expert Group-2 (“MPEG-2”) compressed digital video format, and in multiple streams. DVD-Video’s perceived video quality significantly surpasses VHS cassette or broadcast television.
•	Theater Quality Audio — Audio for DVD-Video can be presented in compressed digital stereo and “surround” formats (in up to 8 user-selectable audio streams to support different language dialog tracks, or to allow stereo and surround versions of the same audio program). DVD titles, when presented in surround sound format, give consumers the same kind of audio experience as a feature film in surround-equipped theaters.
•	Interactivity — Chapter marks may be specified for random access into the video program. Subpictures (images overlaid on background video or still images) may be included and can be used in a number of ways, for example, to create animated “buttons” to facilitate user interaction, or to display language subtitles. Still pictures may be presented with audio and with subpictures. Extensive navigation capabilities are available to permit users to select from various program branches, to return to previous branch points or menus, etc.

Since its introduction, DVD-Video has proven to be the most rapidly adopted consumer electronic format of all time, based on published industry statistics. By the end of 2007, over one billion DVD players had been shipped worldwide, including “set-top” players, video game console based players, and PC-based software players.

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

Some of our products support other optical disc audio and video formats, including Video CD, DVD-Audio, and CD-Audio. Video CD (“VCD”) is a CD-ROM based format utilizing relatively low resolution Moving Pictures Expert Group-1 (“MPEG-1”) video. DVD-Audio is a sister format to DVD-Video, emphasizing more audio-related features. CD-Audio was the first widely adopted digital audio format, introduced in 1982, making 5.25 inch optical discs the standard for distributing recorded music. CD-ROM is a data format that was introduced in 1985, and that began to create a PC data application for CD technology.

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

In the past few years there have been a number of proposals for new high definition video optical disc formats to extend and, ultimately, replace the DVD-Video format. In 2006, two of these formats were introduced commercially: (1) HD DVD, a format developed by the DVD Forum, the trade association that developed and controls the DVD specification; and (2) BD, a format originally developed by a consortium of companies led by Sony Corporation and now managed by the Blu-ray Disc Association (the “BDA”). We are a member of both the DVD Forum and the BDA.

Both of these high definition formats relied upon a blue reading laser, in contrast to the red laser used by standard DVD and CD players. Shorter wavelength blue light permits smaller “pits” to be recorded on and read from the disc, thereby increasing information capacity; data density is approximately quadrupled with use of a blue laser rather than a red laser. Both formats also integrated other newly developed techniques, including improved error correction and improved multi-layer technology, to further increase data capacity well beyond that of the current DVD format.

While there was significant competition between BD and HD DVD, BD has emerged as the winner of the “format war” between itself and HD DVD. On February 19, 2008, Toshiba Corporation, the leading backer of the HD DVD format, announced that it was no longer going to develop, manufacture and market HD DVD players and recorders.

Consumer Application Products — The Roxio Division

Our consumer applications empower customers to perform a wide range of activities related to digital media. We offer our consumer products under a variety of product names, including BackOnTrack, Backup MyPC, CinePlayer, Crunch, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Copy & Convert, Roxio Easy Media Creator, Toast, VideoWave, WinOnCD, and others. The following table identifies our current major consumer application products. Most of these products are sold in a number of different versions and languages. Not all of our products are sold through all of our channels. Some of the products listed in this table became part of our business via acquisition. For every product listed, “year introduced” refers to the year we believe the first commercial shipment of the product occurred, regardless of whether we or another company was then offering the product.

Application Name	Year Introduced	Key Functions	Customer Focus
WinOnCD (and Just!Burn)	1992	• DVD-Video authoring & burning	• Sophisticated Consumer in German market
		• CD-Audio burning
		• CD and DVD-ROM burning
		• Video editing
		• Photo editing
		• DVD-Video playback
		• Data Backup
		• CD and DVD copying**
		• Audio capture, editing, management and storage
		• DVD Playback
		• Disc Labeling
		• Organizing and management of digital media files

Toast	1994	• DVD-ROM burning	• Consumer, Macintosh users
		• CD-Audio burning
		• CD-ROM burning
		• Data backup

PhotoSuite	1996	• Photo Editing	• Consumer

VideoWave	1997	• Video Editing	• Consumer

MyDVD	2000	• DVD Video creation & burning	• Consumer
		• DVD Slideshow creation
		• Video/Audio Format Conversion

Application Name	Year Introduced	Key Functions	Customer Focus
Backup My PC	2001	• Data backup to tape/disc	• Individual Computer Users

RecordNow	2001	• CD-ROM burning	• Consumer
		• CD-Audio burning

CinePlayer	2001	• DVD-Video Playback	• Consumer

Roxio Easy Media Creator	2004 1997*	• DVD-Video authoring & burning	• Sophisticated Consumer
		• CD-Audio burning
		• CD-ROM burning
		• Video Editing
		• Photo Editing
		• DVD-Video Playback
		• Data Backup
		• CD and DVD Copying**
		• Audio capture, editing, management and storage
		• DVD Playback
		• Disc Labeling
		• Organizing and management of digital media files

Easy DVD Copy 4	2004	• CD and DVD Copying**	• Consumer
(previously called Roxio Copy and Convert)		• Movie compilation of discs and portable devices
		• DVD-Video playback
		• Disc labeling

Popcorn	2004	• DVD-Video copying**	• Consumer Macintosh users

BackOnTrack	2005	• Data backup and system restore	• Individual computer users
		• Convert TiVo Series 2 and Windows

MyTV ToGo	2006	• Media Center TV recording video files into portable device formats like the Apple iPod and Sony PSP	• Consumer

Crunch	2007	• Video file conversion	• Consumer Macintosh users

PhotoShow Software***	2008	• Online and/or photo and video editing	• Consumer

PhotoShow DVD***	2005	• Manufacturing of customized DVDs	• Consumer and Digital Media-related online affiliates

PhotoShow Service***	2006	• Online creation of multimedia shows that can be shared online, ordered on DVD or broadcast to cable television	• Consumer

Application Name	Year Introduced	Key Functions	Customer Focus
PhotoShow TV***	2006	• Broadcasting of consumer-generated content to cable television through Video-On-Demand	• Cable companies

*	A predecessor product — Easy CD Creator — was introduced in 1997. Easy CD Creator functionality is now included within Roxio Easy Media Creator.
**	Easy DVD Copy and Popcorn will not copy published DVD-Video discs protected with the encryption mechanism specified in the DVD standard. Our policy is to honor all standard copy protection mechanisms employed by content publishers. We encourage users of our software to respect copyrights and advise them in our materials not to engage in illegal copying of copyrighted works.
***	PhotoShow products were acquired with the Simple Star, Inc. acquisition completed on April 29, 2008. See Note 15, “Subsequent Event” to our Consolidated Financial Statements included in this Annual Report.

Consumer Applications Strategy

Our consumer applications are positioned to benefit from a number of trends in the PC and CE industries:

•	Online Digital Media and Social Networks — Over 150 million people have joined Internet based social networks such as FaceBook and MySpace. These and hundreds other such communities increasingly feature personal digital photo, video and audio content.
•	Digital Phone and Mobile Devices — In 2007 over 1 billion mobile phones shipped with nearly 20% including high end digital media capabilities. This includes such devices as the Apple iPhone, Research in Motion’s BlackBerry and devices from suppliers such as Nokia, Motorola, Samsung and others.
•	Rapid Growth in DVD Playback Units — Based on published industry statistics, by the end of 2007 over 1.2 billion DVD-Video playback units (including set-top players, game console-based players and PCs equipped with DVD readers) had been shipped worldwide.
•	Increasingly Powerful Central Processing Units Enable Low-Cost Video Encoding, Decoding and Editing — With the continued improvements in computer processing power, encoding, decoding and manipulating high-quality digital video is now commonplace.
•	Ubiquitous Digital Video and Photo — Prices for consumer digital video cameras continue to decline with entry level consumer digital camcorders now available for less than $200. Digital still cameras, which now boast image capture resolutions over 10 megapixels and increasingly incorporate digital video recording, reached sales of 131 million units in 2007, an increase of 24% over 2006. Digital video, in a variety of formats, has proliferated on the web and on PCs, and video sharing and viewing is now one of the most common activities among PC users.
•	Low-Cost, High-Capacity Solid State Memory — The explosive growth in digital camera sales has been made possible by low-cost, high-capacity memory cards, which replace film. Unlike film, however, pictures from memory cards are not developed — they generally must be moved to a PC to view, print, or upload to the internet, placing the PC in the middle of the digital photography revolution.
•	Availability of Lower Cost DVD Recording; Mass Adoption of CD- and DVD-Recorders — Since 2001 prices for PCs configured with DVD recorders have declined dramatically, accompanied by an equally dramatic increase in the number of PCs configured with DVD recorders shipped. We estimate that the average OEM price for a DVD recorder configured with a PC was approximately $20 in calendar year 2007. We estimate that more than 200 million PCs were shipped with DVD recorders in 2007, an increase from approximately 600,000 of such recorders shipped in 2001. In the same time-frame, CD-recorders have become a standard item on desktop and many notebook PCs and are a standard feature of all DVD-recorders.

Sales and Distribution for Consumer Application Products

As of March 31, 2008, we had 113 sales and marketing professionals responsible for our consumer application products, located at our headquarters in Novato and Santa Clara as well as in field and home offices in various locations around the world. These professionals assist us in planning the development “road map” for our products, develop marketing materials to position the products, and negotiate and conclude agreements with our various channel partners.

We distribute our consumer application products through four main channels: “bundling” arrangements with OEMs, volume licensing programs with other entities, our own web store sales, and third party retail stores (both “bricks and mortar” and web-based).

OEM Bundling

A primary channel for our consumer applications software is the inclusion or “bundling” of our products with compatible products sold by OEMs.

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
Panasonic (Matsushita Electric Industrial Co., Ltd.)

Non-traditional Bundling Programs

We also have non-traditional bundling programs with some of our OEM customers and have promoted the concept of such arrangements to virtually all of our OEM customers. In such an arrangement, we reduce or eliminate the royalty due to us when a copy of our product is shipped by the Bundle Partner. In return, the Bundle Partner actively promotes the purchase of an enhanced version of the bundled product, either at “point of sale” (that is the time and place at which end-user customers purchase a PC or other device) or after point of sale. The resulting revenues are split between us and the Bundle Partner. The largest such program we have initiated to date is with our largest Bundle Partner, Dell, in which we have developed a number of versions of our products specifically for Dell’s customers, including a base version and a number of enhanced versions. The enhanced versions are marketed by Dell and by us to obtain favorable end-user upgrade decisions at the point of sale, as well as after the point of sale. If Dell offers an upgrade, then the base version can be sold by Dell to its customers with a reduced royalty to us but the revenue from upgrade sales is split between us and Dell.

We believe that upgrade rates and resulting revenues of such non-traditional bundling programs will continue to outweigh any royalty rate reductions and other commitments implicit in such programs. However, this alternate business model is subject to upgrade rate fluctuations and other variables, and actual results may be less than projected.

We also believe that non-traditional bundling arrangements are attractive, because they focus both ourselves and our Bundle Partners on revenue enhancement, rather than cost reduction. We hope to pursue a number of such programs in the future with Dell and other OEMs.

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

We believe that our web-based retail channel has continuing growth potential over the next few years and that this channel will represent an increasing percentage of our overall consumer application software revenues. For fiscal years 2008 and 2007, sales through this channel constituted approximately 22% and 20%, respectively, of total revenues. Given the opportunity we perceive in the area of web sales, we are currently devoting a significant amount of our resources to building enhanced web marketing capabilities.

Retail Channel

We distribute our consumer application products through a large number of retail partners — representing both traditional physical retail stores as well as catalog and internet stores. We estimate that more than 15,000 physical store locations worldwide sell at least one of our products. The following are representative of our major retail channel partners worldwide:

Amadeus	Fry’s Electronics	Office Centre
Amazon.com	Future Shop	Office Depot
Apple	Hartlauer	Office Max
Best Buy	Hastings	PC Connection
BIC	Harvey Norman	PCMall
Birg	Insight	Portable Shop
BJ’s Wholesale	Interdiscount	Radio Shack
Business Depot	J&R Electronics	Ratio
Buy.com	Kinko’s	Sam’s Club
CDW	Libro	Saturn
Circuit City	Manor	Sibas/Computer City (Nordics)
Conrad	Media Markt	Softchoice
Cosmos	Meijer	Softwaredschungel
Costco Wholesale	Metro C&C	Staples
Dick Smith	Micro Center	Target
Dixon’s Group	Micro Warehouse	Vobis
eCost	Morawa	Wal-Mart
ExLibris	New Egg	Yamaka Denki
Fred Meyer	Niedermeyer	Yodobashi Camera

We promote our products in the retail channel through a variety of techniques, including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.

We often distribute our retail products through distribution partners. These distributors handle inventory, shipment to particular retail locations, and product returns and stock rotation as required by our retail resellers. In North America, our major distribution partners are Navarre Corporation and Ingram Micro, Inc. (“Ingram”). In Europe, we have multiple distribution partners, including GEM Distribution Ltd., Ingram, Koch Media GmbH, and Computers Unlimited SAS, who handle the majority of our European distribution volume. In Japan, our distribution partners are Softbank Commerce Corporation and Marubeni Corporation.

Competition for Consumer Application Products

The market for our consumer application products is very competitive. Digital media is thought to be a very interesting and high growth area of the PC industry and will likely attract more competition in the future. Both large and small companies produce video editors, photo editors, backup solutions and other products that compete with ours. Some of our direct competitors include Adobe Systems Incorporated, Apple Computer, Inc., ArcSoft, Inc., BHA Group, Inc., Corel Corporation (including its InterVideo subsidiary), CyberLink Corp., Nero, AG, Network Technologies Incorporated, or NTI, and Avid Technology’s Pinnacle Systems subsidiary. Many of our competitors have greater technical and financial resources than we do.

Technology Products — Advanced Technology Group (“ATG”)

We also market our technology to permit other companies to build consumer software products of their own. We market many of our technology products under the Roxio AuthorScript, CinePlayer, and Qflix brand names.

AuthorScript makes available to software and hardware product developers our “under-the-hood” engines for producing DVD-Video discs (and related formats such as Video CD), BD, and CD-Audio discs, as well as general data recording on CD, DVD, BD and other media. For PC applications we include in AuthorScript the same processing software that underlies the authoring subsystems we provide in Roxio Easy Media Creator, DVDit, MyDVD, and RecordNow. We package this software with an Application Programmer’s Interface — that is, a top level mechanism permitting other companies’ software engineers easily to access our processing technology and integrate it with their own software applications.

In addition to disc production technology, we provide playback components for BD, DVD-Video, CD-Audio, and similar formats. We formerly included playback technology under the AuthorScript brand, but we now generally market it under the CinePlayer brand. Additional components provided under the AuthorScript brand include video and audio encoding and decoding of various formats, such as MPEG, H.264, MP3, DivX, and Dolby Digital (AC-3).

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

ATG also has been working for several years on a technology called Qflix, which places industry-approved DVD copy protection (CSS) on recordable DVD media. This, for the first time, enables content owners to manufacture and deliver industry-standard copy-protected DVDs directly to consumers “on demand.” The primary benefit of this is that the traditional costs associated with DVD manufacturing, distribution and inventory management are replaced by internet distribution of content and DVD burning systems, which can be located in retail establishments, or on a consumer’s PC or set-top box, as well as other manufacturing facilities. This makes it possible for retailers and content owners to make a much broader selection of DVD titles available to consumers without having to manage a large stock of physical inventory. We expect to generate revenue in the DVD on demand space by licensing Qflix specifications and intellectual property as well as software implementations to partners that are interested in deploying DVD on demand solutions.

Customers and Licenses

We market and sell our ATG products to the same OEM suppliers to whom we also market and sell our Roxio consumer application products. We have licensed our software development kits to over one hundred companies including Adobe, AOL, Avid Technology, Broadcom, DivX Networks, Google, Hewlett-Packard, Kodak, Microsoft, Scientific-Atlanta, Sony, Texas Instruments, and Yahoo!. Our licenses have a variety of structures: (i) software bundling type arrangements in which we receive a royalty on every unit of our software shipped; (ii) annual or one-time license fees; (iii) custom development work for which we receive payment, and (iv) broad development relationships through which the license partner receives source-level access and rights to participate with us in one or more of our ongoing development programs.

Consumer Electronics Markets for ATG Technology

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

We are actively marketing our technology to CE device manufacturers, including companies that make the integrated circuits used by equipment manufacturers. Over the past few years we have announced licensing arrangements for our technology with Broadcom, Hitachi, Scientific-Atlanta, Texas Instruments, Sony and

other CE companies, including some in the automotive and mobile device markets. We believe that the CE industry will be an area of long-term growth for our company and intend to continue to invest in this part of our business.

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

Our patent program is structured to generate revenues by: (1) granting limited licenses to our patents directly to other companies or consortia; (2) licensing the use of our patents in connection with licenses of our applications software or software technology; (3) including our patents in patent pools associated with industry standard digital media formats, and the resulting royalty streams; and (4) selling or licensing our patents (usually with the reservation of rights to use in our in-house products) to other companies or consortia. Under appropriate circumstances and in order to protect our intellectual property, we may litigate or bring other legal proceedings against third parties who infringe our patents.

Qflix — DVD on Demand

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

Professional Customers

Our professional customers are mainly high-end film and video post-production facilities that process and prepare audio, video and film content for delivery across a variety of broadcast, broadband and mobile playback platforms. These facilities utilize our solutions to provide authoring services for DVD-Video, BD and other formats as a major part of their businesses. The titles authored by our professional customers consist primarily of major feature film, entertainment, educational as well as business-to-business and business-to-consumer content.

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

Professional Media Production

Our software tools enable professional customers to prepare DVD-Video, DVD-ROM and BD (which we sometimes refer to collectively as the “Formats”) titles for a variety of purposes, including private, one-off, independent and major commercial release packaged media distribution to mass market consumers worldwide. The software solutions we sell support some or all of the following processes:

•	Video Encoding — Our solutions support encoding of analog or uncompressed digital video into the various types of compressed digital video streams specified by the Formats, including: MPEG-1, MPEG-2, H.264 (“AVC”), and VC-1 in either standard or high-definition resolutions. Our encoding solutions integrate and accept a variety of professional input file formats and types and provide advanced user control of the encoding, quality assurance and “revisioning” workflow.
•	Audio Encoding — Our solutions encode audio as specified by the Formats, including compressed streams such as MPEG-2, DTS, and Dolby Digital Audio, as well as uncompressed Linear PCM audio for mono to “surround” audio presentation.
•	Format Authoring — Our solutions enable users to combine and organize individual encoded video, audio, graphics, still picture and sub-picture elements utilizing highly advanced navigation programming techniques including mark-up and/or Java programming languages to specify interactivity (i.e., the response an authored disc will provide based on user manipulation of a player front panel or remote control buttons).
•	Emulation — As part of the title creation workflow, we offer solutions that provide the ability to preview the results of authoring via a playback emulation system prior to the production of a final output disc image for replication purposes.
•	Formatting and Writing — At the conclusion of a typical authoring session, our solutions combine the navigation programming with the elementary audio, video, text, and graphic elements in the particular sequence required by the specification for each Format. This process, sometimes referred to as “multiplexing,” produces a finished disc image that can then be recorded to a recordable disc format such as DVD-R/RE/RW or BD-R/RE as well as a particular tape format or specialized file-set that can be read by the mastering systems at a replication plant to create a glass-master disc using high-powered lasers. It is the glass-master disc that is ultimately used to make the parts utilized by the replication pressing lines, which in turn are used to make commercially releasable discs.
•	Automation — Some of our technologies and professional solutions provide enterprise-level automation to enable highly efficient output of finished Format pre-masters for replication or duplication, including encrypted masters for Qflix® DVD-on-Demand and/or retail managed recording business models. Such automation is customizable and scalable on a facility-by-facility basis to integrate with established workflow requirements, quality assurance policies and output demands.

Professional Product Lines

Scenarist

Originally introduced in 1996 to support DVD-Video authoring, Scenarist is our high-end brand of applications for authoring titles in all of the Formats. Scenarist is targeted at professional content producers who create packaged media content for major motion picture companies to release to mass-market consumers worldwide, as well as for business or independent content holders who create educational or special interest titles for specific audiences. Scenarist gives authoring professionals an expert level of control over the interactivity and feature sets of the titles they produce in the format of their choice. Scenarist is scalable to fit the immediate requirements of professional facilities and provides an easy upgrade path that allows the expansion of services as a business grows. For example, a facility may elect to publish content in only one format and thereafter expand services to support other formats as customer demand and business needs may require.

Scenarist PublisherTM

Authoring for high definition formats requires a facility to utilize highly technical and skilled authoring employees. At the same time, the demand for DVD-Video title output by Hollywood studios remains steady, while pressure to lower costs of production is ever-increasing. Authoring facilities need to balance the demands of DVD-Video authoring with the technical expertise required for high definition formats; expert authoring staff needs to be deployed on the high definition formats to meet growing demand, but simultaneously must maintain the DVD creation business. In recognition of the dynamic authoring demand for multiple Formats, our Scenarist Publisher product, built on the Scenarist DVD-Video format publishing engine, offers extensive “templating” capabilities to automate and eliminate much of the work involved in producing DVD-Video titles, thereby reducing costs and increasing the number of titles that a single facility can produce. A key for production systems to produce pre-masters for Qflix, DVD-on-Demand and retail managed recording, Scenarist Publisher can be used by less-technical authoring engineers to create finished masters in the DVD-Video format containing the same level of interactivity and programming as is typical of a manually produced “Hollywood” title produced by an expert author in significantly less time.

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

DVDit and DVDit Pro HD

Originally introduced in 2000, our DVDit and DVDit Pro HD authoring solutions are specifically designed for video professionals who are not interested in and/or who do not possess expert format specification knowledge, but who wish to produce similar high quality professional-looking DVD-Video and BD titles via an easy-to-use system. These products are primarily used to produce special interest, private, business-to-business or business-to-consumer and independent film titles by corporations, production companies, independent studios and individuals. DVDit and DVDit Pro HD feature convenient capabilities such as the ability to combine video, graphical, and textual elements to create menu assets that have a quality similar to menus that would normally be developed outside the authoring environment in separate graphic editing or video compositing applications. In addition to selling DVDit and DVDit Pro HD to end-users, we have marketed them through OEM agreements and as co-branded products with other companies who include or “bundle” them with their own products.

Professional DVD Market and Strategy

Market Channels for Professional Media Creation Systems

We divide the professional media creation industry market into the following three channels:

•	“Hollywood” Channel — This channel includes facilities that prepare film and video material for mass publication on commercially released packaged media. It includes film and television studios, production companies, and other content owners, as well as independent video post production facilities and disc replicators that serve these content publishers.
•	“Corporate” Channel — Customers in this channel prepare titles for a variety of sales, training, and other communications purposes. The channel includes “in-house” video and production departments of corporate, industrial, non-profit or educational organizations, as well as independent video post-production facilities that specialize in serving corporate publishers.
•	“Multimedia” Channel — This channel includes developers of multimedia entertainment and educational titles intended for a mass audience. Our customers in this channel tend to use various formats in conjunction with specialized computer software and, accordingly, their needs are more varied than those in the other channels.

Competition

A number of companies produce or have produced products that compete with some or all of our professional product offerings. These companies include:

•	Adobe Systems Incorporated
•	Apple Computer, Inc.
•	Corel Corporation’s Ulead subsidiary
•	Panasonic (Matsushita Electronic Industrial Co. Ltd.)
•	Sony Corporation
•	ZooTech, Ltd.

The market for our professional products is generally divided into three sectors. The first sector consists of high-end facilities, typically specialized content creation companies whose authoring services are the major profit center. Such companies employ staff members that are experts in the logical structure of the formats. The second sector consists of corporate/in-house video facilities, typically companies that engage in authoring services as an add-on to their principal professional video or film production businesses. The final sector consists of desktop professionals, generally small businesses and individuals engaged in offering video production for events or other special occasions and offer authoring in conjunction with their overall service packages.

In the high-end sector, as described above, we hold a leadership position with our Scenarist brand authoring systems, which are used by a majority of specialized content creation companies. For DVD-Video authoring, Scenarist has relatively little commercial competition in this sector. For high definition format authoring of BD content, we compete with Sony Pictures Entertainment (the motion picture company), which offers a commercial authoring solution to this sector. We anticipate further competition as the professional BD market continues to gain momentum.

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

Sales and Distribution

We sell our professional products through a field sales force in combination with a network of specialized professional audio/video dealers. As of March 31, 2008, we employed seven people in our field sales organization for professional products. Sales personnel are based in our headquarters offices in Novato and Santa Clara, California, in our offices in Burbank, California, London, England and Tokyo, Japan. Most of our field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.

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

High Definition Format

BD’s victory in the “format war” between itself and HD DVD, as indicated by Toshiba’s February 2008 announcement, may have the effect of increasing the revenue level of our professional business. Of course, there can be no assurance that the BD high-definition format will achieve widespread adoption. As of December 2007, in part due to the competition between BD and HD DVD, consumer adoption of high definition formats was slow, resulting in limited title production by Hollywood studios and a lack of acceleration in the rate at which we sell professional authoring systems. Since January 2008, we have devoted our professional research and development efforts to BD rather than HD DVD. We expect that the degree to which BD is able to achieve broader commercial adoption as a result of recent events will become clearer in the near future.

Outlook

While we expect our professional products and services to continue to be an important segment of our operations, we have experienced continuing revenue declines in this segment and, absent consumer adoption of the Blu-ray format, such declines may continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred during 1998, 1999 and 2000. While the number of DVD discs replicated may continue to grow in future years, we do not expect that the number of titles published will expand as dramatically. Therefore, we do not expect that DVD production facilities will increase the rate of their capacity expansion and may instead decrease the rate of their expansion, resulting in a lower level of sales for us.

Extended Developer Group

At the National Association of Broadcasters convention in April 2006, we launched our Scenarist Workgroup, a suite of professional-use applications to create titles in both high definition formats. In 2007, we launched an effort to partner with third-party programmers who are interested in developing advanced interactive plug-ins for Scenarist Workgroup. Called the Extended Developer Group (“EDGe”), the program enables small companies and creative professionals to design and implement unique interactive components that professional authoring facilities can use as a template when they are authoring new high definition titles in BD. EDGe partner benefits include distribution of the plug-ins through our sales network. We also are developing technology components needed to support the new formats in our consumer application products and in our technology licensing programs.

Acquisitions

Simple Star, Inc.

On April 29, 2008, we entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company (“Simple Star”), whereby we acquired substantially all of its assets for a purchase price of approximately $6 million, with $5 million payable in cash at closing and the balance of $1 million plus accrued interest and less any indemnifying amounts payable on the first anniversary of closing. In connection with this acquisition, we acquired 25 employees.

Simple Star developed PhotoShowTM, a multimedia storytelling platform and online community that enables consumers to turn personal photos and video clips into entertaining shows that can be enjoyed and shared on PCs, TVs, handhelds, or published to popular social media sites. Over 12 million people have installed PhotoShow software, producing online and DVD delivered stories for tens of millions of viewers.

PhotoShow extends the Roxio product family to the Web via seamless integration between the desktop and online experience of the consumer. We believe that it will also provide an important customer acquisition vehicle for follow-on products and Web services related to both personal and professional media. PhotoShow is broadly distributed through a network of major partners. PhotoShow is further expanding its reach through the PhotoShow Developer Program, which provides APIs for integrating multimedia creation, playback and viral sharing tools into Web sites, social networks and other Internet destinations.

uMedia Digital Technology Corporation

On February 29, 2008, we entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation, a Chinese software development company, (“uMedia”), whereby we acquired substantially all of its assets for a purchase price of approximately $0.4 million. In connection with the acquisition we acquired seven employees.

uMedia’s expertise lies in developing video and audio compression and decompression technology. The uMedia team is being integrated into our ATG division to further enhance our core audio and video technology.

SystemOK, AB

On November 6, 2006, we acquired all of the shares of SystemOK, AB (“SystemOK”), a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expanded our existing consumer product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery and backup applications.

Company Operations

Business Units

We use a matrix form of organization. In such an organization, many managers have dual reporting relationships. They report simultaneously to a senior functional manager (e.g., head of engineering, head of marketing, etc.) as well as to a business unit general manager.

We currently have two business units, the Consumer Products Group, which includes the Roxio Division and the ATG Division, and the Professional Products Group. The following table shows an allocation of our employees by major functional area and by business unit as of March 31, 2008. Employees whose responsibilities span multiple business units (e.g., corporate, accounting, strategic planning, and general services staff) are included in the “Corporate” classification. See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for additional information regarding our two business units.

	Professional Products	Consumer Products	Corporate	Total
Marketing & Sales	14	113	—	127
Engineering & Development	52	394	—	446
General & Administrative	10	19	81	110
Total	76	526	81	683

Richmond Hill Canada Office Closure

On October 25, 2007, we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts and reduce our workforce by closing our office in Richmond Hill, Canada. In December 2007 we implemented this reorganization and closed the Richmond Hill office by December 31, 2007. We incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure. We also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008.

Marketing and Sales

Marketing and sales functions are handled by a staff of 127, as of March 31, 2008, who are primarily dedicated to their respective business components. They are responsible for planning and monitoring the development road map of the products in their business unit, for preparing marketing materials to accompany the products, and for selling our products to end-users or dealers in the case of professional products, to bundle partners and channel participants in the case of consumer products, and to licensee developers in the case of technology products.

Our marketing and sales staff is located at our headquarters in Novato and Santa Clara, California and at our field offices in Burbank and San Luis Obispo, California; London and Milton Keynes, UK; Tokyo, Japan; Shanghai, China; and Taipei, Taiwan and in home offices in a number of locations around the world. During fiscal year 2008 we reduced our marketing and sales headcount by approximately 22 employees due to the Richmond Hill office closure.

Engineering and Development

Our research and development staff, as of March 31, 2008, totaled 446 hardware and software engineers and technicians and technical specialists. We typically hire research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.

Our research and development staff is located principally at our headquarters in Novato and Santa Clara, California, and in our offices in San Luis Obispo, California; Wayne, Pennsylvania; Wurselen, Germany; and in Shanghai and Hangzhou, China. Some of our engineers work remotely from their homes. We reduced our research and development headcount by approximately 57 employees due to the closure of the Richmond Hill, Canada office during fiscal year 2008.

General and Administrative

General and administrative functions are handled by a staff of 110 people, most of whom are located at our corporate headquarters in Novato and Santa Clara, California. Corporate management, accounting and financial management, information services, and other services, including manufacturing and shipping, are all included in the general and administrative group. We experienced a general and administrative headcount reduction of approximately five employees due to the closure of the Richmond Hill, Canada office during fiscal year 2008.

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

Revenue Concentration

The following table reflects sales to significant customers as a percentage of total sales.

	Percent of Total Net Revenue
	Years Ended March 31,
	2008	2007	2006
Dell	26%	23%	20%
Digital River	23%	20%	17%
Hewlett-Packard	13%	9%	5%
Ingram	10%	9%	10%
Navarre	13%	13%	12%

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

The status of patent protection in our industry is not well defined, particularly as it relates to software and signal processing algorithms. In the past several years there has been a trend on the part of patent authorities to grant patents in audio and video processing techniques and, in particular, for software based techniques, with increasing liberality. Simultaneously, there has been a tendency on the part of some courts to invalidate patents granted by the patent authorities (for example, in the case of KSR v. Teleflex (April 2007), the U.S. Supreme Court enunciated a new standard of “obviousness” that some commentators believe will call into question many patents granted under the recent, liberal patent regime). Given the general confusion and imprecision in this area, we believe that it is quite possible that some of our present or future products might be found to infringe issued or yet to be issued patents. It is almost certain that we will be asked by patent holders to respond to infringement claims. If such patents were held to be valid, and if they covered a portion of our technology for which there was no ready substitute, we might suffer significant market and financial losses.

In addition, our products involve the use of certain technologies in which the overall patent situation is acknowledged by most industry observers to be very unclear. For example, patent coverage and license availability for MPEG-2 video encoding and decoding is currently uncertain. While one group of companies has attempted to create a single licensing entity for this technology, it is not clear whether all relevant patent holding companies joined this entity. We plan to continue to monitor this area and to act prudently to avoid needless litigation and entanglements while continuing to offer our products. We have endeavored to reduce our risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, we typically attempt to limit any indemnity we provide to our customers against the possibility that their use of our products will ultimately be held to be infringing. However, not all of our OEM customers are willing to agree to the terms we seek, and, even if they agree, there is no assurance that such limitations in our bundling agreements will in fact reduce our exposure to liability.

As we have discussed (see “Technology Products — Patent Program,” above), we have an active patent management program. Though patent prosecution and defense are subject to the risks mentioned above, we believe that a well run patent program can contribute to our overall strategy, and provide us with a significant revenue stream.

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

Current Infringement Issues

In the past we have been advised of various claims for infringement of patents and trademarks of third parties. We do not believe that in any such situation currently known to us we are at risk of material loss or serious interruption of our business. There is no guarantee that we are correct in this assessment. We accrue certain reserves relating to shipments of products based on our assessment of what we may ultimately pay in royalties or other amounts to various patent holders. Our assessment in this regard may prove to be wrong, in which case we may be exposed to additional financial losses relating to patent infringements.

International Operations

We have for many years realized a significant portion of our revenues from sales outside the United States. In the fiscal years ended March 31, 2008, 2007 and 2006, approximately 18%, 22% and 23%, respectively, of our revenues came from sales outside the United States. We expect a similar percentage of our revenues will be derived from sales outside the United States in fiscal year 2009.

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

See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information” to the Consolidated Financial Statements included in this Annual Report for a summary of our operations within various geographic areas.

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

We were not profitable in fiscal 2008 and there can be no assurance that we will generate net income in subsequent periods.

We experienced net loss of $5.5 million for fiscal year 2008 compared to net income of $6.3 million for fiscal year 2007. The decline in income was primarily attributable to approximately $8.2 million in stock option review costs in fiscal year 2008 and $3.2 million in restructuring costs from the closing of our Richmond Hill, Canada office in December 2007. From time to time we have also experienced a quarterly loss. You should not rely on the results for prior periods as an indication of future performance. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, there can be no assurance that we will be cash flow positive or generate net income in fiscal year 2009 or future years.

Matters relating to or arising from our stock option review, including litigation and potential additional expenses, may adversely affect our business and results of operations.

As described in the Explanatory Note Regarding Restatement and Change in Accounting Policy, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K, we recently performed a voluntary review of our historical stock option grant practices and related accounting. Based on the results of the review, we restated our historical financial statements.

As discussed in Note 6 “Contingencies, Commitments and Credit Facilities — Litigation Matters” to the Consolidated Financial Statements included in this Annual Report, various shareholder derivative lawsuits and putative class actions have been filed against us, our current directors and officers and certain of our former directors and officers relating to our historical stock option practices and related accounting. We may become the subject of additional private or government actions regarding these matters in the future. These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our business, financial condition, results of operations, cash flows and the price for our common stock. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these lawsuits will result in significant expenditures and the continued diversion of our management’s time and attention from the operation of our business, which could impede our business. All or a portion of any amount we may be required to pay to satisfy a judgment or settlement of any or all of these claims may also not be covered by insurance.

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

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices that include our products;
•	introduction of new products and services by us or our competitors;
•	competitive pressures that result in pricing fluctuations;
•	variations in the timing of orders and shipments of our products;
•	changes in the mix of products and services we sell and the impact on our gross margins;
•	delays in our receipt of or cancellation of orders forecasted or placed by customers;
•	our ability to enter into or renew on favorable terms our licensing, distribution and other agreements;
•	costs associated with the defense or prosecution of, or adverse judgment arising from, litigation and intellectual property claims; and
•	economic conditions specific to the audio and video recording market, as well as to the related PC and CE markets.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product lives. The pursuit of necessary technological advances and the development of new products require substantial time and expense. To compete successfully in the markets in which we operate, we must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability. For example, our business involves digital audio and video formats, such as DVD-Video and DVD-Audio, and, more recently, recordable DVD formats including DVD-RAM, DVD-R/RW, and DVD+RW. Currently, there is extensive activity in our industry targeting the introduction and adoption of new, high definition, formats, including BD. To the extent that competing new formats remain incompatible, consumer adoption may be delayed and we may be required to expend additional resources to support multiple formats. We expend significant time and effort to develop new products in compliance with these new formats. To the extent there is a delay in the implementation or adoption of these formats, our business, financial condition and results of operations could be adversely affected. As a further example, we have expended significant time and effort to adapt certain of our products to be compatible with Microsoft’s Windows Vista operating system. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that we may negotiate in an effort to bring our products to market may prove to be higher than those ultimately offered to other licensees, putting us at a competitive disadvantage. Additionally, if new formats and technologies prove to be unsuccessful or are not accepted for any reason, there may be limited demand for our products. We cannot assure you that the products we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product development and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

If we are required to repay our credit facility in full, our liquidity and our ability to capitalize on potential business opportunities could be adversely affected.

Our Loan and Security Agreement (as amended to date, the “Amended Credit Facility”) with Union Bank of California (“UBOC”) expires on June 30, 2008. As of March 31, 2008, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability. As of June 19, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility. However, UBOC has notified us that the terms of a renewal of a credit facility are likely to be more restrictive than our current agreement. We are currently evaluating our options for either negotiating an additional extension of the term of the current facility or securing a new facility. If we are unable to secure an extension of the term of the current facility with UBOC, we will repay the balance from our existing cash balances and will seek to secure a new facility. At March 31, 2008, we had cash and cash equivalents of approximately $62.0 million. If we use such cash balances to repay the facility, our liquidity may be adversely affected and we may not have sufficient cash available or to capitalize on potential business opportunities, including acquisitions.

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

Our business depends increasingly on sales of consumer products, which subject us to risks relating to, among other things, changing consumer demands and increased competition.

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

Moreover, our success depends on our ability to effectively sell our products in the consumer market. We sell our consumer products through bundling arrangements with our OEM customers, through direct channels (for example, our web store), as well as through retail (both physical and web-based) channels. We may not have the capital required or the necessary personnel or expertise to develop and enhance these distribution channels. If we do spend the capital required to develop and maintain these distribution channels, we cannot guarantee that we will be successful or profitable. Additionally, some of our non-OEM revenue opportunities are fragmented and take more time and effort to establish and maintain. Also, some of our competitors have well-established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If we are not successful in overcoming these challenges our business and results of operations may be harmed.

Because a large portion of our net revenue is from OEM customers, the potential success of our products is tied to the success of their product sales.

A substantial portion of our consumer revenue is derived from sales through OEM customers who bundle copies of our software with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of our products, which could in turn harm our business, financial condition and results of operations. Moreover, increased sales of our consumer products to OEMs depend in large part on consumer acceptance and purchase of DVD players, DVD recorders and other digital media devices marketed by our OEM customers in PCs, CE devices, or on a stand-alone basis. Consumer acceptance of these digital media devices depends significantly on the price and ease of use of these devices, among other factors. If alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected, this market may decline, which may adversely affect sales of our consumer products to our OEM customers.

In addition, some of the materials, components and/or software included in the end products sold by our OEM customers, who also incorporate our products, are obtained from a limited group of suppliers. Supply disruptions, shortages, quality issues or termination of any of these sources could have an adverse effect on our business and results of operations due to the delay or discontinuance of orders for our products by our OEM customers until those necessary materials, components or software are available for their own products. Moreover, if OEM customers do not ship as many units as forecasted or if there is a general decrease in their unit sales, our net revenue will generally be impacted adversely and we may be less profitable than forecasted.

Furthermore, we rely on reports prepared by OEM customers to determine the results of our sales of products through these OEM customers. If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. The results of any such audits could result in lower reported net revenue and related results than previously reported. Such corrective actions may result in a negative impact on our business or our reported results.

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

During the fiscal year ended March 31, 2008, approximately 26% and 13% of our revenue was derived from revenue recognized on licensing agreements with Dell and Hewlett-Packard, respectively, and approximately 10% and 13% of our revenue for fiscal 2008 was derived from revenue recognized on retail agreements from two national and international distributors, Ingram and Navarre, respectively. In addition, during our fiscal 2008, approximately 23% of our revenue was derived from revenue recognized on our reseller agreement with Digital River. On various occasions, Dell has made changes to its website that have reduced the rates at which Dell customers have purchased upgraded versions of our software. In such instances, we have worked cooperatively with Dell to increase our upgrade rates and to compensate us for losses in revenues based on such Dell website changes. While we believe that we have successfully negotiated appropriate terms with Dell to address these factors, there can be no assurance that we will be able to fully insulate ourselves from Dell corporate website decisions, which could affect adversely sales of our consumer products to Dell customers.

We anticipate that the relationships with Dell, Hewlett-Packard, Ingram, Navarre and Digital River will continue to account for a significant portion of our revenue in the future. Any changes in our relationships with any of these customers, including any actual or alleged breach of the agreements by either party or the early termination of, or any other material change in, any of the agreements could seriously harm our operating results, business, and financial condition. Additionally, a decrease or interruption in any of the above- mentioned businesses or their demand for our products or a delay in our development agreements with any one of them could cause a significant decrease in our revenue.

Also, we may not succeed in attracting new customers, as many of our potential customers have pre-existing relationships with our current or potential competitors. To attract new customers, we may be required to engage in intense price competition, which may affect our gross margins.

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

Our web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information. We rely on our Outsourcers for smooth operation of our web store. Since our web store sales constituted approximately 22% of our revenue in fiscal year 2008, any interruption of an Outsourcer’s service to us could have a negative effect on our business. If our Outsourcers were to withdraw from this business or change their terms of service in ways that were unfavorable to us, there might not be a ready alternative outsourcing organization available to us, and we might be unprepared to assume operation of the web store ourselves. If any of these events occurs, our results of operations would be harmed.

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

As part of our efforts to enhance our existing products and services, introduce new products and services, grow our business and remain competitive, we have pursued, and we may continue to pursue acquisitions of companies, products and technologies. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets.

Future acquisitions by us could result in the following, any of which could seriously harm our results of operations, business, financial condition and/or the price of our stock:

•	difficulties and delays in the assimilation and integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;
•	the diversion of management’s attention from normal daily operations of the business;
•	issuance of equity securities that would dilute our current shareholders’ percentages of ownership;

•	large one-time write-offs;
•	the incurrence of debt and contingent liabilities;
•	contractual and/or intellectual property disputes;
•	difficulties caused by entering geographic and business markets in which we have no or only limited prior experience;
•	potential loss of key employees of acquired businesses;
•	acquired company not achieving anticipated levels of revenue, profitability or productivity; and
•	poor acceptance by the investment community.

Failure to successfully integrate any business we have acquired or may acquire in the future could negatively impact our results of operations, financial condition and business.

The integration of a new business into our existing business is a complex, time-consuming and expensive process. For example, our November 2006 acquisition of SystemOK, a software company based in Gotenburg, Sweden, entailed the integration of operations and the implementation of additional procedures and policies to comply with Swedish legal requirements and our February 2008 acquisition of uMedia, a Chinese software development company, entails the integration of operations and the implementation of procedures and policies to consolidate this entity with our existing China entity and facilities. Additionally, our April 2008 acquisition of Simple Star entails the integration of operations and the implementation of systems, procedures and policies to comply with existing U.S. requirements.

If our management is unable to minimize the potential disruption to our business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition will depend in part on the integration of technology, operations and personnel while maintaining adequate focus on our core businesses. We may encounter substantial difficulties, costs and delays in integrating various acquisitions, including but not limited to the following:

•	potential conflicts between business cultures;
•	diversion of management’s attention from our core business;
•	adverse changes in business focus perceived by third parties such as customers, business partners and investors;
•	potential conflicts in distribution, marketing or other important relationships;
•	inability to implement uniform standards, controls, policies and procedures;
•	inability to integrate our research and development and product development efforts;
•	loss or termination of key employees, including costly litigation or settlements resulting from the termination of those employees;
•	disruptions among employees that may erode employee morale;
•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to us only after the acquisition; and
•	negative reactions from our resellers and customers to an acquisition.

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

Our business has expanded significantly since fiscal 2004, including our recent acquisitions of Simple Star, uMedia and SystemOK. In general, the scope of our business has expanded both domestically and internationally, including the establishment of foreign subsidiaries and offices. Our success depends on our ability to effectively manage our global operations. Our management team faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. Our inability to successfully manage the geographically more diverse and expanded organization, or any significant delay in implementing appropriate systems, controls, policies, benefits and compliance programs, could have a material adverse effect on our business and results of operations and, as a result, on the market price of our common stock.

We are subject to risks associated with international operations that may harm our business.

We depend on sales to customers outside the United States, in particular in Europe and Japan. Revenue derived from international customers accounted for approximately 18%, 22% and 23% of our revenues in fiscal years 2008, 2007 and 2006, respectively. We expect that international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, the occurrence of any adverse international political, economic or geographic events could result in significant revenue shortfalls, which could cause our business, financial condition and results of operations to be harmed.

As of March 31, 2008, we have eight major locations (defined as location with more than 15 employees) and employ approximately 320 employees outside the United States. Our management team faces the challenge of efficiently managing and integrating our international operations. Our increased international operations and dependence on foreign customers expose us to additional risks, including, but not limited to:

•	import and export restrictions and duties, including tariffs, quotas, and other barriers;
•	delays resulting from difficulty in obtaining export licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;
•	liquidity problems in various foreign markets;
•	uncertainties and liabilities associated with foreign tax laws;
•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;
•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;
•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	difficulties in staffing, managing, and operating our international operations;
•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. law;
•	political and economic instability;
•	changes in diplomatic and trade relationships; and
•	other factors beyond our control including terrorism, war, natural disasters and diseases, particularly in areas in which we have facilities.

Revenue derived from our professional DVD products and services has declined in recent years and may continue to decline.

We have experienced revenue declines in the professional segment and, absent the introduction and market acceptance of new formats such as BD, and we expect such declines to continue. Professional DVD facilities began equipping to prepare DVD titles as early as 1997, and significant expansion of DVD creation capacity occurred from 1998 to 2000. Although the number of DVD discs replicated will continue to grow in future years, we do not expect that the number of titles published will expand as dramatically; hence we do not expect that DVD production facilities will increase the rate of their capacity expansion. Instead, they may decrease the rate of their expansion resulting in a lower level of sales for us.

Our executive officers and other key personnel are critical to our business, and because there is significant competition for personnel in our industry, we may not be able to attract and retain qualified personnel.

Our success depends on the continued contributions of our executive management team, our technical, marketing, sales, customer support and product development personnel. However, the competition for personnel is intense and we may have difficulty attracting and retaining such personnel. The loss of key individuals or significant numbers of such personnel could significantly harm our business, financial condition and results of operations. We do not have any life insurance or other insurance covering the loss of any of our key employees.

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

We may incur losses associated with currency fluctuations and may not effectively reduce our exposure.

Our operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates, including:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for our products and services outside the United States; and
•	currency movements in which a foreign currency in which we incur expenses becomes stronger in relation to the U.S. dollar, thereby raising our expenses for the same level of operating activity.

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

We may be unable to utilize loss carry forwards and tax credits in the future.

We have recorded deferred tax assets, net of valuation reserves, of $7.1 million related to net operating loss carryforwards, $0.5 million of which we obtained through our acquisition of InterActual Technologies, Inc. in 2004. The acquired federal net operating loss carry forwards are subject to annual use limitations under Code Section 382. The majority of our net operating loss carryforwards expire between 2020 and 2029. We may not be able to fully utilize our net operating loss carryforwards. In addition, we have $3.5 million of federal research and development credits that will expire from 2017 through 2028 and $5.1 million of foreign tax credits that will expire between 2013 and 2018 if not utilized.

Changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can be expensive to implement, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of our common stock has been and is likely to continue to be highly volatile. The price of our common stock could fluctuate significantly for any of the following reasons, among others:

•	future announcements concerning us or our competitors;
•	earnings announcements, quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues that may result from certain customer relationships, as well as variations due to the timing of revenue recognition, including deferrals of revenue;
•	charges, amortization and other financial effects relating to any future acquisitions or divestitures;
•	introduction of new products or services or changes in product or service pricing policies by us or our competitors, or the entry of new competitors into the digital media software markets;
•	acquisition or loss of significant customers, distributors or suppliers;
•	changes in earnings estimates by us or by independent analysts who cover us;
•	issuances of stock under our current or any future shelf registration statement;
•	fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, CE and related industries;
•	delay in delivery to market or acceptance of new products;
•	disclosure of material weaknesses or significant deficiencies in our internal control over financial reporting or our disclosure controls and procedures or of other corporate governance issues;
•	costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights; and/or
•	impact of our stock option review and the related employee share-based compensation expense on our earnings per share.

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

We have significant amount of assets on our balance sheet for which their realization is dependent on our future profitability.

As of March 31, 2008, we have goodwill and acquired intangibles of $91 million. Although we have tested our goodwill and acquired intangibles for impairment and have concluded that the fair value of our reporting units exceeded carrying value and market capitalization and that our goodwill and acquired intangibles are not impaired, the estimated fair value of our intangibles will be influenced by our future profitability. If we are unable to return to or sustain adequate levels of profitability, we may need to write off a portion or all of these assets, which could result in a reduction of our assets and shareholders equity.

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

All facilities are in good condition and we believe that our existing facilities are adequate to meet our requirements for the foreseeable future. See Note 6, “Contingencies, Commitments and Credit Facilities —  Operating Leases,” to the Consolidated Financial Statements included in this Annual Report for more information about our lease commitments.

Item 3. Legal Proceedings

See Item 1, “Business — Company Operations — Proprietary Rights; Intellectual Property — Current Infringement Issues” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings” for a discussion of certain outstanding legal proceedings.

In addition to the legal proceedings identified above, from time to time we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We made provisions for legal proceedings as appropriate. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to particular cases. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. Nevertheless, it is possible, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on The Nasdaq Global Select Market under the SNIC ticker symbol. As of March 31, 2008, there were approximately 112 registered holders of our common stock. We believe, however, that many beneficial holders of our common stock have registered their shares in nominee or street name, and that there are substantially more than 112 beneficial owners. The low price and high prices of our common stock during fiscal 2008 and fiscal 2007 are as follows:

Fiscal Year 2008	Low Price	High Price
Quarter ended 6/30/2007	$11.76	$15.16
Quarter ended 9/30/2007	$7.38	$13.54
Quarter ended 12/31/2007	$7.72	$13.07
Quarter ended 3/31/2008	$7.73	$10.94

Fiscal Year 2007	Low Price	High Price
Quarter ended 6/30/2006	$14.20	$18.47
Quarter ended 9/30/2006	$13.25	$16.95
Quarter ended 12/31/2006	$14.34	$17.81
Quarter ended 3/31/2007	$13.74	$19.35

We have not paid any dividends on our common stock during the periods set forth above. It is presently the policy of our board of directors to retain earnings for use in expanding and developing our business. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

On November 6, 2006, we acquired all of the shares of SystemOK, a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which was not payable until the resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million.

We did not repurchase any of our equity securities during the fourth quarter and fiscal year ended March 31, 2008.

Information relating to the securities authorized for issuance under equity compensation plans is set forth below.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	5,665	$13.30	3,842
Equity compensation plans not approved by security holders	1,033	$18.19	873
Total	6,698	$14.09	4,715

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

The following Stock Performance Graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the Standard and Poor’s 500 Index and the Standard and Poor’s Information Technology Index. The total shareholder return reflects the change in share price during the period, assuming an investment of $100 on March 31, 2003 plus the reinvestment of dividends, if any. No dividends were paid on the common stock during the period shown. The stock price performance shown below is not necessarily indicative of future stock performance.

Measurement Period (Fiscal Year Covered)	Sonic Solutions	S&P 500 Index	S&P Information Technology
FYE 03/03	$100.00	$100.00	$100.00
FYE 03/04	$337.72	$135.12	$144.06
FYE 03/05	$264.04	$144.16	$140.47
FYE 03/06	$317.72	$161.07	$159.47
FYE 03/07	$247.37	$180.13	$164.42
FYE 03/08	$169.30	$170.98	$163.72

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the three years ended March 31, 2008, and the selected consolidated balance sheet data as of March 31, 2008 and March 31, 2007, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report (restated as to 2006 and 2005), and should be read in conjunction with those financial statements. The consolidated statement of operations data for the year ended March 31, 2005 and the consolidated balance sheet data as of March 31, 2006 are derived from restated audited financial statements not included herein. The consolidated statement of operations data for the year ended March 31, 2004, and the consolidated balance sheet data as of March 31, 2005 and 2004, are derived from unaudited financial statements not included herein.

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)
					Unaudited
Consolidated Statements of Operations Data:
Net revenue	$132,874	$148,649	$147,608	$90,627	$56,853
Cost of revenue	33,151	34,389	34,132	13,373	7,052
Gross profit	99,723	114,260	113,476	77,254	49,801
Operating expenses:
Marketing and sales(1)	36,186	33,304	35,606	22,547	16,143
Research and development(1)	44,511	44,513	44,157	33,299	22,733
General and administrative (1)	27,310	20,487	22,214	11,777	7,663
Acquired in-process technology	—	3,400	—	3,100	—
Abandoned acquisition	—	1,016	—	—	—
Business integration	—	—	336	2,190	—
Restructuring	3,152	—	—	—	—
Total operating expenses	111,159	102,720	102,313	72,913	46,539
Operating income (loss)	(11,436)	11,540	11,163	4,341	3,262
Interest income	2,768	2,845	1,271	998	214
Interest expense	(1,479)	(2,024)	(1,846)	(214)	(24)
Other income (expense), net	356	(40)	(431)	(607)	25
Income (loss) before income taxes	(9,791)	12,321	10,157	4,518	3,477
Provision (benefit) for income taxes	(4,254)	6,071	(9,177)	1,771	1,926
Net income (loss)	$(5,537)	$6,250	$19,334	$2,747	$1,551
Basis and diluted net loss per share:
Net income (loss) per share – basic	$(0.21)	$0.24	$0.78	$0.12	$0.08
Net income (loss) per share – diluted	$(0.21)	$0.23	$0.74	$0.11	$0.07
Shares used in per share calculation – basic	26,247	25,982	24,750	23,347	20,459
Shares used in per share calculation – diluted	26,247	27,431	26,234	24,952	23,550
Balance Sheet Data (at period end)
Working capital	$36,828	$35,789	$41,923	$13,112	$28,001
Long term obligations(2)	$—	$—	$30,002	$30,041	$75
Total assets	$210,049	$217,029	$214,336	$164,459	$70,945
Shareholders’ equity	$144,602	$150,833	$137,482	$93,253	$51,287

(1)Includes share-based compensation expense as follows:
Marketing and sales	$766	$1,284	$3,846	$1,345	$3,257
Research and development	530	740	3,460	1,527	2,724
General and administrative	250	741	2,928	1,620	2,195
Total stock-based compensation expense	$1,546	$2,765	$10,234	$4,492	$8,176
(2)Consists of long term capital lease and debt obligations.

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

The federal cases were consolidated on August 2, 2007 into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

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

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint, and on May 27, 2008, we filed additional demurrers to the complaint.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

Overview of Business

We develop and market computer software related to digital media — that is, data, photographs, audio, interactive features and video in digital formats. Our products create, design and deliver digital media across a wide variety of playback platforms, including broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), Digital Video Disc (“DVD”), Blu-ray Disc (“BD”) as well as other emerging formats. Our software is used to accomplish a variety of tasks, including:

•	creating digital audio and video titles in the CD-Audio, DVD, BD and other formats;
•	recording data files on CD, DVD and BD and other recordable disc formats;
•	producing online digital media photo and video shows for sharing via the Web, TV, PC and mobile devices;
•	editing digital audio, photos and video;
•	playing DVD, BD and other disc formats, as well as digital content from other storage media and portable devices;
•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;
•	managing digital media on computers and CE devices;
•	securely burning Content Scrambling System (“CSS”) encrypted DVDs using the Qflix standard; and
•	backing up the information contained on hard disks attached to PCs and CE devices.

We sell our products to both consumer and professional end users. We also license the software technology underlying our products to other companies to incorporate into products they develop. Most of the software we sell is intended for use in the Windows and Macintosh operating system environments, but some operate in Linux environments or on proprietary platforms as well.

We organize our business into two reportable operating segments: consumer and professional. These segments reflect our internal organization and the processes by which our management makes operating decisions, allocates resources and assesses performance.

Consumer

Our consumer segment consists of divisions that share similar technologies, products, services, production processes, customers, and distribution methods: the Roxio Division and the Advanced Technology Group (“ATG”).

•	Roxio Division — The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrackTM, Backup MyPC®, CinePlayer®, CrunchTM, Just!BurnTM, MyDVD®, MyTV To GoTM, PhotoShowTM, PhotoSuite®, Popcorn, RecordNow®, Roxio Copy & ConvertTM, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with OEM suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales on our web store and (4) retail resellers (both online and “bricks and mortar” resellers). Since acquiring the Consumer Software Division (“CSD”) of Roxio in December 2004, we have transitioned all of our consumer applications software products to the Roxio brand.
•	Advanced Technology Group — ATG develops software components that it supplies to the other two operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer, and QflixTM brand names. ATG customers include OEM suppliers who wish to integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. ATG also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

We group the Roxio Division and ATG into a single segment since it is difficult to draw a clear distinction between their business activities: both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; the Advanced Technology Group develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives, and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our management does not regularly review operating results broken out separately for the Roxio Division and Advanced Technology Group in deciding how to allocate resources or in assessing performance. Our consumer segment accounted for approximately 96% of our net revenue for fiscal year 2008. See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for a summary of our financial data by business segment.

Net revenue for fiscal year 2008 decreased to $132.9 million from $148.6 million for fiscal year 2007. International sales decreased to 18% of net revenue for fiscal year 2008 from 22% of net revenue for fiscal year 2007. Approximately 26% and 13% of our net revenue for fiscal year 2008 resulted from sales to Dell and Hewlett-Packard, respectively. Sales to our domestic and international distributors, Digital River, Ingram and Navarre, accounted for 23%, 10% and 13%, of our revenues, respectively. The loss of any of these customers or distributors would have a material adverse effect on our financial results.

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

Professional

Our professional segment consists of one division, our Professional Products Group. The Professional Products Group develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released packaged media DVD-Video, BD and titles in other formats to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVisionTM, and DVDit® product names and Sonic® and Roxio ProfessionalTM brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network. Our professional products and services accounted for approximately 4% of our net revenue for fiscal year 2008.

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

Of the significant accounting policies described in Note 1, “Summary of Operations and Significant Accounting Policies,” to the Consolidated Financial Statements included in this Annual Report, we believe the following are the most critical to aid in understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive our revenue primarily from licenses of our software products, software development agreements and maintenance and support. We also sell and license patents and patented technology. We recognize software-related revenue in accordance with American Institute of Certified Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” We recognize revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The arrangement fees are fixed or determinable, and
•	Collection is considered probable.

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

We follow Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent.” Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk, or where we earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received and retained by us.

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

Our distributor arrangements often provide distributors with certain product rotation rights. In such situations, we recognize product sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” We estimate returns based on our historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent we have legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities. If future return patterns differ from past return patterns, for example due to reduced demand for our product, we may be required to increase these allowances in the future and may be required to reduce future revenues.

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

Allowance for Product Returns and Doubtful Accounts

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

Goodwill, Intangible Assets and Other Long-Lived Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, in our fourth fiscal quarter, or more frequently if events and circumstances warrant.

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

We evaluate long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition. As of March 31, 2008, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including stock options and Restricted Stock Units (“RSUs”), based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

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

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 7, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report for further information regarding these assumptions. The fair value of RSUs is equivalent to the market price of our common stock on the grant date.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). The provision for income taxes is calculated using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When we do not believe realization of a deferred tax asset is likely, we record a valuation allowance.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective April 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

See Note 9, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report.

Other Disclosures

Contingencies

As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 6, “Contingencies, Commitments and Credit Facilities,” to the Consolidated Financial Statements included in this Annual Report, we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three fiscal years 2006 through 2008:

	Years Ended March 31,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	24.9%	23.1%	23.1%
Gross profit	75.1%	76.9%	76.9%
Operating expenses:
Marketing and sales	27.2%	22.4%	24.1%
Research and development	33.5%	29.9%	29.9%
General and administrative	20.6%	13.8%	15.0%
Acquired in-process technology	—	2.3%	—
Abandoned acquisition	—	0.7%	—
Business integration	—	—	0.2%
Restructuring	2.4%	—	—
Total operating expenses	83.7%	69.1%	69.2%
Operating income (loss)	(8.6)%	7.8%	7.7%
Other income (expense)	1.2%	0.5%	(0.7)%
Provision (benefit) for income taxes	(3.2)%	4.1%	(6.1)%
Net income (loss)	(4.2)%	4.2%	13.1%

Comparison of Fiscal Years Ended March 31, 2008 and 2007 (in thousands)

The following table is a comparison of net revenues by division:

	Years Ended March 31,
Net Revenues	2008	2007	Decrease	%
Roxio Division	$115,920	$122,326	$(6,406)	(5.2)%
Advanced Technology Group	10,986	18,088	(7,102)	(39.3)%
Total Consumer Products	126,906	140,414	(13,508)	(9.6)%
Professional Products	5,968	8,235	(2,267)	(27.5)%
Total net revenues	$132,874	$148,649	$(15,775)	(10.6)%

Net revenue decreased to $132.9 million for fiscal year 2008 from $148.6 million for fiscal year 2007. The decrease in net revenue in fiscal year 2008 was driven by a decrease of $13.5 million or 10% in consumer product revenues and a decrease of $2.3 million or 28% in professional product revenue. The decrease in our consumer product revenues was primarily due to overall consumer software market softness and lower licensing revenue from our ATG products as a result of fewer license sales and renewals. The decrease in our consumer product revenues also resulted from a decrease in sales to top tier retailers due to their closure of stores, a reduction in revenue due to increased reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which we terminated our relationship through out fiscal 2008. Additionally, our ATG revenue for fiscal year 2007 included a one time license fee of approximately $1.5 million, a multi-year license fee of approximately $1.7 million from a Japanese customer, and a $1.0 million patent sale for which there was no corresponding amount during fiscal year 2008.

The decrease in our professional products revenue of $2.3 million in fiscal year 2008 was primarily due to lower sales of standard definition DVD products and the content community’s slow adoption of new high-definition disc formats as a result of the continued competition between HD DVD and BD, which was not resolved until the later part to the Company’s fourth quarter of fiscal year 2008.

	Years Ended March 31,
Net Revenues	2008	2007	Inc (Dec)%
United States	$108,604	$116,371	$(7,767)	(6.7)%
Export
Canada	1,407	615	792	128.8%
France	1,076	1,275	(199)	(15.6)%
Germany	2,978	3,038	(60)	(2.0)%
United Kingdom	3,629	3,821	(192)	(5.0)%
Other European	3,874	4,579	(705)	(15.4)%
Japan	5,948	13,282	(7,334)	(55.2)%
Singapore	3,446	3,682	(236)	(6.4)%
Taiwan	73	175	(102)	(58.3)%
Other Pacific Rim	1,362	1,588	(226)	(14.2)%
Other International	477	223	254	113.9%
Net revenues	$132,874	$148,649	$(15,775)	(10.6)%

International sales accounted for $24.3 million, or 18%, of our net revenue in fiscal year 2008 compared to $32.3 million or 22% of our net revenue in fiscal year 2007. The decrease in international sales was primarily due to lower revenue from Japan, as described above. We expect international sales will continue to represent a significant but variable percentage of future revenue.

Significant Customers.  The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables.

	% of Total Revenues Years Ended March 31,		% of Total Accounts Receivable March 31, 2007
Customer	2008	2007
Dell	26%	23%	11%
Digital River	23%	20%	16%
Hewlett-Packard	13%	9%	7%
Ingram	10%	9%	10%
Navarre	13%	13%	11%

No other customer accounted for more than 10% of our revenue for fiscal years 2008 and 2007. Revenue recognized from Dell and Hewlett-Packard was pursuant to various licensing agreements. Revenue recognized from Digital River was pursuant to a reseller agreement. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

Cost of Revenue.  Cost of revenue consists mainly of the costs of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased 1.8% to 24.9% of net revenue for fiscal year 2008 from 23.1% for fiscal year 2007. The increase in cost of revenue as a percentage of net revenue for fiscal year 2008 was primarily due to the following:

•	Approximately 56% of the increase was due to higher third party licensing costs as a percentage of net revenue. Certain of our third party licensing expenses are fixed and these fixed expenses represent a greater percentage of less net revenue. We also added more third party royalty-bearing features to recent versions of our consumer products.

•	Approximately 38% of the increase was due to higher product costs, primarily for the consumer products. This increase in product costs was also due to the impact of fixed period expenses against lower net revenues. Additionally, consumer product costs increased due to changes in retail packaging and the bundling of certain promotional items with our products, in particular, with the release of Easy Media Creator 10 September 2007.

The remainder of the increase as a percentage of net revenue was due to our various fixed period expenses weighed against the overall lower net revenues. Some of these fixed period expenses include the fixed cost of amortization of acquired intangible assets and technical support.

Gross Profit.

	Years Ended March 31,
	2008	2007	Inc (Dec)%
Consumer products	$96,393	$108,829	$(12,436)	(11.4)%
Professional products	3,330	5,431	(2,101)	(38.7)%
Gross profit	$99,723	$114,260	$(14,537)	(12.7)%
Consumer products	76.0%	77.5%	(1.5)%	(2.0)%
Professional products	55.8%	66.0%	(10.2)%	(15.4)%
Gross profit as a percentage of revenue	75.1%	76.9%	(1.8)%

Our gross profit as a percentage of net revenue decreased 1.8% to 75.1% for fiscal year 2008 from 76.9% for fiscal year 2007. The changes in our gross profit for fiscal year 2008 were primarily due to changes in cost of revenue as discussed above.

Marketing and Sales.  Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased 9% to $36.2 million for fiscal year 2008 from $33.3 million for fiscal year 2007. Marketing and sales represented 27.2% and 22.4% of net revenue for fiscal years 2008 and 2007, respectively. The increase was driven primarily by an increase in advertising and promotional expense of approximately $1.5 million associated with overall increase of spending on broadcast creative production, OEM brand marketing and packaging development related to the launch of Easy Media Creator 10. Personnel-related costs increased approximately $1.2 million due to greater headcount as a result of growth and reorganization, primarily in our consumer products segment. As a part of the growth and reorganization, we added headcount with higher level position hires. Headcount increased to 127 at March 31, 2008 from 118 at March 31, 2007. We anticipate marketing and sales expenses may increase in fiscal year 2009 primarily due to production and advertisement of our expanded product lines.

Research and Development.  Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses remained constant at $44.5 million for fiscal years 2008 and 2007. Research and development expenses represented 33.5% and 29.9% of net revenue for fiscal years 2008 and 2007.

Changes in research and development expenses for fiscal year 2008 included a $0.9 million increase in personnel related expenses with offsetting decreases in computer and software expenses of $0.7 million and outside services of $0.2 million. Personnel related expenses increased as a result of headcount increases through the year until December 31, 2007 at which point headcount decreased by 84 employees as a result of the closure of the Richmond Hill, Canada office. Headcount continues to increase in our China locations due to continued expansion of research and development activities. At March 31, 2008, the headcount in China was 242 compared to 144 at March 31, 2007.

The increase in personnel related expenses of $0.9 million was offset by a $0.7 million decrease in computer and software expenses and $0.2 million in outside services for fiscal year 2008. The decrease in computer and software expense was a result of lower media costs for BD/HD formats and generally lower spending on hardware and software. The decrease in outside services was due to a decline in localization.

Localization costs were lower due to timing difference of product release schedules. We anticipate research and development expenses may increase in fiscal year 2009 primarily due to increased development efforts for new products.

General and Administrative.  General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses increased 33% to $27.3 million for fiscal year 2008 from $20.5 million for fiscal year 2007. General and administrative expenses represented 20.6% and 13.8% of net revenue for fiscal years 2008 and 2007, respectively. The increase in general and administrative expense for fiscal year 2008 was primarily due to the following:

•	Professional services expense increased $7.6 million, primarily due to our costs associated with the stock options review.
•	Facility expense increased $0.8 million due to increased building rent and associated common area maintenance costs.
•	Personnel-related expenses decreased by $1.0 million, as fiscal year 2007 included an adjustment related to gross up of employee payroll taxes as a result of the stock option review.
•	A decrease in depreciation expense of $0.3 million is due to more assets reaching the end of their useful lives and lower capital purchases.
•	A decrease in share-based compensation expense of $0.5 million. Share-based compensation expense was $0.2 million and $0.7 million for fiscal years 2008 and 2007, respectively.

Overall headcount was 683 at March 31, 2008 down from 722 at March 31, 2007. Headcount decreased by 84 associated with the Richmond Hill Canada office closure.

We anticipate that general and administrative expenses will decrease in fiscal year 2009, primarily due to lower professional fees and other expenses now that we have completed our voluntary review of historical stock option grant practices and related accounting.

Acquired In-Process Technology Expense.  Acquired in-process technology expense for fiscal year 2007 consisted of an allocation of the purchase price of the SystemOK acquisition for technology not yet viable at the acquisition date.

Abandoned Acquisition Expense.  Abandoned acquisition expenses for fiscal year 2007 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Restructuring Expense.  Restructuring expenses incurred for fiscal year 2008 consisted primarily of expenses associated with the closure of our Richmond Hill Canada office facility in December 2007.

Interest Income, Interest Expense, and Other Expenses, Net.  Interest income in our consolidated statements of operations included the interest we earned on cash balances and short term investments. Interest income was approximately $2.8 million for both the fiscal years 2008 and 2007. Interest expense for fiscal years 2008 and 2007 primarily consisted of interest expense of approximately $1.5 million and $2.0 million, respectively, relating to the interest due on the Union Bank of California N.A. (“UBOC”) Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expenses for fiscal years 2008 and 2007 included foreign currency transaction gains and losses.

Provision for Income Taxes.  We recorded an income tax benefit in the amount of $4.3 million in fiscal year 2008 and an income tax provision of $6.1 million in fiscal year 2007.

We adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

As a result of the adoption of FIN 48, we recorded cumulative adjustments to the beginning balances of Additional Paid in Capital of $0.8 million, Accumulated Deficit of $0.6 million and Goodwill by $0.1 million. At March 31, 2008, we had $4.9 million of gross unrecognized tax benefits, $2.0 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of the end of the current fiscal year, we had accrued approximately $0.1 million of interest and penalties.

Acquisitions

uMedia Digital Technology Corporation

On February 29, 2008, we entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation (“uMedia”), a Chinese software development company, whereby we acquired substantially all of its assets for a purchase price of approximately $0.4 million. In connection with the acquisition we acquired seven employees.

uMedia’s expertise lies in developing video and audio compression and decompression technology. The uMedia team is being integrated into our ATG Division to further enhance our core audio and video technology.

SystemOK, AB

On November 6, 2006, we acquired all of the shares of SystemOK, AB (“SystemOK”), a software company based in Gotenburg, Sweden, for a total purchase price, net of cash acquired, of $9.3 million, comprised of $8.7 million in cash, $1.6 million of which is not payable until resolution of certain pre-acquisition contingencies, 31,566 shares of our common stock valued at approximately $0.5 million and estimated transaction costs of approximately $0.1 million. The acquisition expanded our existing consumer product line of digital media management, creation, and enjoyment tools with the addition of comprehensive system protection, recovery and backup applications.

Comparison of Fiscal Years Ended March 31, 2007 and 2006 (in thousands)

The following tale is a comparison of net revenues by division:

	Years Ended March 31,
Net Revenues	2007	2006	Inc (Dec)%
Roxio Division	$122,326	$117,333	$4,993	4.3%
Advanced Technology Group	18,088	19,021	(933)	(4.9)%
Total Consumer Products	140,414	136,354	4,060	3.0%
Professional Products	8,235	11,254	(3,019)	(26.8)%
Total net revenues	$148,649	$147,608	$1,041	0.7%

Net revenue increased slightly to $148.6 million for fiscal year 2007 from $147.6 million for fiscal year 2006. The increase in net revenue in fiscal 2007 was driven by a $4.1 million increase in consumer product revenues offset by a $3.0 million decrease in professional product revenue. Consumer product revenues increased due to higher revenue from new and existing OEM partners. The decrease in our professional products revenue was due to lower sales of standard definition DVD products and the content community’s slow adoption of new high-definition disc formats as a result of the continued competition between HD DVD and BD. The decrease in the professional products revenue was also due to a change in revenue recognizable for the sale of software licenses when bundled with maintenance and support agreements. For the quarter ended December 31, 2006, we determined that we did not have VSOE for certain maintenance and support agreements associated with our professional products. Thus, beginning with the quarter ended December 31, 2006, we defer revenue associated with professional product software licenses when sold with bundled maintenance and support services and recognize the revenue over the maintenance and support period which is generally one year.

	Years Ended March 31,
Net Revenues	2007	2006	Inc (Dec)%
United States	$116,371	$113,100	$3,271	2.9%
Export
Canada	615	262	353	134.7%
France	1,275	2,338	(1,063)	(45.5)%
Germany	3,038	2,181	857	39.3%
United Kingdom	3,821	6,141	(2,320)	(37.8)%
Other European	4,579	4,530	49	1.1%
Japan	13,282	14,873	(1,591)	(10.7)%
Singapore	3,682	2,241	1,441	64.3%
Taiwan	175	312	(137)	(43.9)%
Other Pacific Rim	1,588	1,300	288	22.2%
Other International	223	330	(107)	(32.4)%
Net revenues	$148,649	$147,608	$1,041	0.7%

International sales accounted for $32.3 million or 22% of our net revenue in fiscal year 2007 as compared to $34.5 million or 23% in fiscal year 2006. A decrease in international sales of our professional products, consistent with the overall decrease in sales of our professional products, contributed to a significant decrease in sales in France, United Kingdom, and Japan, offset by a significant increase in our sales of consumer products in the United States.

Significant Customers.  The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables.

	% of Total Revenues Years Ended March 31,		% of Total Accounts Receivable March 31, 2007
Customer	2007	2006
Dell	23.0%	20.0%	10.0%
Digital River	20.0%	17.0%	12.0%
Ingram	9.0%	10.0%	11.0%
Navarre	13.0%	12.0%	12.0%

No other customer accounted for more than 10% of our revenue for fiscal years 2007 and 2006. Revenue recognized from Dell was pursuant to various licensing agreements. Revenue recognized from Digital River was pursuant to a reseller agreement. Revenue recognized from Ingram and Navarre was pursuant to distributor agreements assumed in connection with the business lines acquired with the Roxio CSD acquisition. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would harm our sales and results of operations.

Cost of Revenue.  Cost of revenue consists mainly of the costs of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. Our cost of revenue as a percentage of net revenue was 23.1% for fiscal year 2007, consistent with 23.1% for fiscal year 2006.

Gross Profit

	Years Ended March 31,
	2007	2006	Inc (Dec)%
Consumer products	$108,829	$105,595	$3,234	3.1%
Professional products	5,431	7,881	(2,450)	(31.1)%
Gross profit	$114,260	$113,476	$784	0.7%
Consumer products	77.5%	77.4%	(0.1)%	(0.1)%
Professional products	66.0%	70.0%	4.0%	6.0%
Gross profit as a percentage of revenue	76.9%	76.9%	0.0%

Our gross profit as a percentage of net revenue of 76.9% for fiscal year 2007 was consistent with 76.9% for fiscal year 2006.

Marketing and Sales.  Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses decreased to $33.3 million in fiscal year 2007 from $35.6 million in fiscal year 2006. Marketing and sales represented 22.4% and 24.1% of net revenue for fiscal years 2007 and 2006, respectively. The decrease was driven primarily by a decrease in share-based compensation and related expenses. As a result of the restatement of fiscal year 2007 and certain fiscal year 2006 periods, we included in marketing and sales $1.3 million and $3.8 million of share-based compensation expense, and $0.8 million and $0.2 million related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement for fiscal years 2007 and 2006, respectively. Additionally, fiscal year 2006 included $0.5 million in commission expense associated with the sale of certain patents acquired with the Roxio CSD acquisition in fiscal year 2005. Marketing and sales headcount decreased to 118 at March 31, 2007 from 158 at March 31, 2006.

Research and Development.  Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses increased slightly to $44.5 million in fiscal year 2007 from $44.2 million in fiscal year 2006. Research and development expenses represented 29.9% of net revenue for fiscal years 2007 and 2006.

Salaries and benefits costs increased by approximately $3.2 million and headcount grew to 476 at March 31, 2007 from 394 at March 31, 2006 as we expanded our research and development team in China. Computer software and supplies increased by $0.8 million. These increases were partially offset by a $1.3 million reduction in expenses incurred to translate and otherwise create localized versions of our products driven by a change to a lower cost localization vendor and decreased share-based compensation and related tax expense in fiscal year 2007. As a result of the restatement of certain fiscal year 2007 periods and fiscal year 2006, research and development expenses included $0.7 million and $3.5 million of share-based compensation expense, and $0.4 million and $0.1 million of related payroll tax, Section 409A expense and other miscellaneous charges associated with the restatement, in fiscal years 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses consist mainly of employee salaries and benefits, travel, overhead, corporate facilities expense, legal, accounting and other professional services expenses. General and administrative expenses decreased to $20.5 million in fiscal year 2007 from $22.2 million, as restated, in fiscal year 2006. General and administrative expenses represented 13.8% and 15.0% for fiscal years 2007 and 2006, respectively.

General and administrative expenses decreased primarily due to lower share-based compensation and related charges in fiscal year 2007. General and administrative expenses include $0.7 million and $2.9 million of share-based compensation expense, and $0.7 million and $2.4 million of related payroll tax, Section 409A expense and other miscellaneous charges for fiscal years 2007 and 2006, respectively. Other items affecting the change in general and administrative expenses included:

•	Personnel related expenses increased approximately $1.1 million in fiscal year 2007 due to an increase in general and administrative headcount to 140 at March 31, 2007 from 86 at March 31, 2006.
•	Fiscal year 2006 included the release of $1.3 million of reserves related to the allowance for returns and discounts as a reduction to general and administrative expenses following an analysis of reserves acquired in the Roxio CSD acquisition.
•	During fiscal year 2007, we reduced reserves for contingent legal liabilities by approximately $0.7 million, net of acquired contingent liabilities due to favorable developments in certain potential claims.
•	We incurred approximately $0.6 million in professional service fees in fiscal year 2007 in connection with our voluntary review of historical stock option grant practices and related accounting.
•	In fiscal year 2007 we recorded a charge of $0.3 million due primarily to a reduction in value added tax (“VAT”) receivables as a result of a VAT audit in a foreign subsidiary.

Business Integration Expense.  We did not incur any business integration expenses during fiscal year 2007. During fiscal year 2006, business integration expenses related primarily to costs incurred to complete the integration of the Roxio CSD business into our existing operations.

Abandoned Acquisition Expense.  Abandoned acquisition expenses in fiscal year 2007 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Interest Income, Interest Expense, and Other Expenses, Net.  Interest income in our consolidated statements of operations included the interest we earned on cash balances and short term investments. Interest income was approximately $2.8 million and $1.3 million for the fiscal years 2007 and 2006, respectively. Interest income increased as a result of higher average cash and short-term balances invested and rising interest rates. Interest expense for fiscal years 2007 and 2006 primarily consisted of interest expense of approximately $2.0 million and $1.8 million, respectively, relating to the interest due on the UBOC Amended Credit Facility described under “Liquidity and Capital Resources” below. Other expenses for fiscal years 2007 and 2006 included foreign currency transaction gains and losses.

Provision for Income Taxes.  We recorded an income tax provision of $6.1 million in fiscal year 2007 and we recorded an income tax benefit in the amount of $9.2 million in fiscal year 2006. In fiscal year 2006, we reversed the majority of our valuation allowances against deferred tax assets due to our assessment that it is more likely than not that these deferred assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our product. Our primary use of cash is for the payment of our operating expenses. Our principal source of liquidity is cash and cash equivalents and short-term investments. As of March 31, 2008 and 2007, we had cash, unrestricted cash, cash equivalents and short term investments of $63.0 million and $64.3 million, respectively. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Net cash provided from operating activities was $1.3 million and $18.7 million for the fiscal years ended 2008 and 2007, respectively. The $17.5 million decline in net cash provided from operating activities was primarily attributable to an $11.8 million decline in income inclusive of non-cash charges and an increase in deferred income taxes of $9.4 million. These were partially offset by an increase in deferred revenue of $3.9 million.

We experienced a net loss of $5.5 million for fiscal year 2008 compared to a net income of $6.3 million for fiscal year 2007. The decline in income was primarily attributable to approximately $8.2 million in stock option review costs in fiscal year 2008 and $3.2 million in restructuring costs from the closing of our Richmond Hill, Canada office in December 2007. From time to time we have also experienced a quarterly loss. You should not rely on the results for prior periods as an indication of future performance. Given the general uncertainty of market trends for professional and consumer audio and video products and related technology, there can be no assurance that we will be cash flow positive or generate net income in fiscal year 2009 or future years.

The increase in deferred income taxes of $9.4 million for the fiscal year 2008 was primarily a result of the release of valuation reserves against deferred tax assets.

Deferred revenue increased by $3.9 million for the fiscal year 2008, as compared to fiscal year 2007, due to the deferral of revenue on various contracts where cash has been collected.

Significant sources of cash in fiscal year 2007 were: net income of $6.3 million inclusive of non-cash charges of $9.4 million, $2.8 million, and $3.4 million for depreciation and amortization expense, share-based compensation, and acquired in-process technology, respectively. The depreciation and amortization expenses are primarily associated with the Roxio CSD and SystemOK acquisitions, and the acquired in-process technology expense is associated with the SystemOK acquisition. Significant uses of cash in fiscal year 2007 were: decrease in accrued liabilities of $3.2 million resulting from timing of payments on various liabilities, and a decrease in deferred revenue due to recognition of previously deferred amounts.

We generated $43.1 million of cash in investing activities in fiscal year 2008 and used $14.5 million of cash in investing activities in fiscal year 2007. During fiscal year 2008, net redemptions of short term investment totaled $46.2 million and we purchased fixed assets and third-party software of $2.5 million. During fiscal year 2007, net purchases of short term investments totaled $4.9 million and we used $7.3 million for the purchase of SystemOK and we purchased fixed assets and third party software of $2.4 million.

During fiscal year 2008, we generated $0.6 million of cash in financing activities from the proceeds from the exercise of stock options. We used $5.8 million of cash in financing activities during fiscal year 2007. During fiscal year 2007, we received $2.7 million from the exercise of stock options and made a $10.0 million payment on our credit facility with UBOC.

Our working capital increased $1.0 million to $36.8 million at March 31, 2008 from $35.8 million at March 31, 2007. The increase in working capital was primarily due to an increase in deferred revenue. Our ratio of current assets to current liabilities was 1.6:1 at both March 31, 2008 and 2007.

On December 13, 2004 we entered into a Loan and Security Agreement with UBOC that provided for a three-year revolving credit facility (as subsequently amended, the “Amended Credit Facility”). The Amended Credit Facility provides for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility and is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. The Amended Credit Facility also requires us to meet certain affirmative covenants, including requirements that we maintain specified financial ratios and a net profit for each quarter. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of March 31, 2008, the interest rate was 5.50%.

In recent periods, we have not been in compliance with certain of the financial ratio, net profit and other covenants under the Amended Credit Facility and, as a consequence have entered into amendments with UBOC that have modified certain financial covenants, waived certain covenant violations, and extended the term of the credit facility. Most recently, we entered into an amendment on March 31, 2008 that, among other things, waived certain defaults and extended the term of the facility through June 30, 2008. As of March 31, 2008, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

As of June 19, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility. We are currently evaluating our options for either negotiating an additional extension of the term of the current facility or securing a new facility. If we are unable to secure an extension of the term of the current facility with UBOC, we will repay the balance from our existing cash balances and will seek to secure a new facility.

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

Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future payments at March 31, 2008 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating and capital leases(1)	$8,686	$3,983	$4,703	$—	$—
Debt obligation(2)	20,274	20,274	—	—	—
Total	$28,960	$24,257	$4,703	$—	$—

(1)	Operating and capital leases includes our rent obligations on our properties and our site restoration obligation to restore one facility back to its original state upon termination of the lease.
(2)	As of March 31, 2008, the outstanding balance on the Amended Credit Facility with UBOC was $20.0 million. The Amended Credit Facility matures on June 30, 2008. Interest on our Amended Credit Facility is calculated at the effective interest rate of 5.50% at March 31, 2008.

We may be required to make significant cash outlays related to our unrecognized tax benefits (“UTBs”). However, due to the uncertainty of the timing of future cash flows associated with our UTBs, we are unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities. As such, UTBs of $4.9 million at March 31, 2008 have been excluded from the contractual obligations table above. For further information related to UTBs, see Note 9, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Most of our international sales are denominated in U.S. dollars, although we are experiencing an increase in some of our sales and development contracts which are denominated in foreign currencies. See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report. We do not engage in any hedging activities. We do not use derivatives or equity investments for cash investment purposes.

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

As of March 31, 2008, we held $1.1 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist.

As of May 31, 2008, we had liquidated all but $0.9 million of our auction rate security investments and invested the proceeds in money market accounts.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. All borrowings at March 31, 2008 under our Amended Credit Facility currently bear interest at 5.50%, which represents the base rate, or LIBOR, plus the applicable margin. Interest is payable in accordance with credit agreements.

The following table estimates the impact of interest payments on cash flow from operations for the year ended March 31, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period (in thousands):

Interest Rate Decrease		No Change to Interest Rate	Interest Rate Increase
100 bps	50 bps		50 bps	100 bps
$1,000	$900	$1,100	$1,200	$1,300

Item 8. Financial Statements and Supplementary Data

The report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sonic Solutions:

We have audited Sonic Solutions’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonic Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Solutions maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Solutions as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008, and our report dated June 21, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
June 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sonic Solutions:

We have audited the accompanying consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Solutions’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 21, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
June 21, 2008

CONSOLIDATED FINANCIAL STATEMENTS

SONIC SOLUTIONS

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$61,955	$17,090
Restricted cash	454	—
Short-term investments	1,050	47,250
Accounts receivable, net of allowances of $3,901 and $2,526 at March 31, 2008 and 2007, respectively	15,773	20,107
Inventory	1,198	807
Deferred tax benefits	13,920	9,773
Prepaid expenses and other current assets	4,917	4,686
Total current assets	99,267	99,713
Fixed assets, net	2,959	3,241
Purchased and internally developed software costs, net	704	1,040
Goodwill	55,456	55,508
Acquired intangibles, net	35,502	40,172
Deferred tax benefits, net	14,642	15,489
Other assets	1,519	1,866
Total assets	$210,049	$217,029
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,118	$5,926
Accrued expenses and other current liabilities	29,467	32,440
Deferred revenue	6,854	5,558
Bank note payable	20,000	20,000
Total current liabilities	62,439	63,924
Other long term liabilities, net of current portion	2,943	2,248
Deferred revenue, net of current portion	65	24
Total liabilities	65,447	66,196
Commitments and contingencies (Note 6)
Shareholders’ equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2008, and 2007, respectively	—	—
Common stock, no par value, 100,000,000 shares authorized; 26,383,277 and 26,197,119 shares issued and outstanding at March 31, 2008 and 2007, respectively	163,251	162,565
Accumulated other comprehensive loss	(1,697)	(917)
Accumulated deficit	(16,952)	(10,815)
Total shareholders’ equity	144,602	150,833
Total liabilities and shareholders’ equity	$210,049	$217,029

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Net revenue	$132,874	$148,649	$147,608
Cost of revenue	33,151	34,389	34,132
Gross profit	99,723	114,260	113,476
Operating expenses:
Marketing and sales	36,186	33,304	35,606
Research and development	44,511	44,513	44,157
General and administrative	27,310	20,487	22,214
Acquired in-process technology	—	3,400	—
Abandoned acquisition	—	1,016	—
Business integration	—	—	336
Restructuring	3,152	—	—
	111,159	102,720	102,313
Operating income (loss)	(11,436)	11,540	11,163
Interest income	2,768	2,845	1,271
Interest expense	(1,479)	(2,024)	(1,846)
Other income (expense)	356	(40)	(431)
Income (loss) before income taxes	(9,791)	12,321	10,157
Provision (benefit) for income taxes	(4,254)	6,071	(9,177)
Net income (loss)	$(5,537)	$6,250	$19,334
Net income (loss) per share:
Basic	$(0.21)	$0.24	$0.78
Diluted	$(0.21)	$0.23	$0.74
Shares used in computing net income (loss) per share:
Basic	26,247	25,982	24,750
Diluted	26,247	27,431	26,234

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at March 31, 2005	24,309	127,041	(33,514)	(274)	93,253	$2,489
Exercise of common stock options	1,377	5,864	—	—	5,864
Share-based compensation expense	—	10,234	—	—	10,234
Tax benefit from employee stock option plans	—	12,345	—	—	12,345
Cumulative effect of accounting change, net of tax	—	—	(2,885)	—	(2,885)	(2,885)
Foreign currency translation adjustment	—	—	—	(663)	(663)	(663)
Net income	—	—	19,334	—	19,334	19,334
Balances at March 31, 2006	25,686	155,484	(17,065)	(937)	137,482	$15,786
Exercise of common stock options	480	2,717	—	—	2,717
Shares issued for SystemOK acquisition	31	489	—	—	489
Share-based compensation expense	—	2,765	—	—	2,765
Tax benefit from employee stock option	—	1,110	—	—	1,110
Foreign currency translation adjustment	—	—	—	20	20	20
Net income	—	—	6,250	—	6,250	6,250
Balances at March 31, 2007	26,197	162,565	(10,815)	(917)	150,833	$6,270
Cumulative effect upon adoption of FIN 48	—	(788)	(600)	—	(1,388)
Exercise of common stock options	186	570	—	—	570
Share-based compensation expense	—	1,557	—	—	1,557
Tax provision from employee stock option	—	(653)	—	—	(653)
Foreign currency translation adjustment	—	—	—	(780)	(780)	(780)
Net loss	—	—	(5,537)	—	(5,537)	(5,537)
Balances at March 31, 2008	26,383	$163,251	$(16,952)	$(1,697)	$144,602	$(6,317)

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,537)	$6,250	$19,334
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	7,693	9,418	9,607
Deferred income taxes	(5,527)	3,902	(24,330)
Provision for returns and doubtful accounts, net of write-offs	2,031	(457)	(3,572)
Share-based compensation	1,557	2,765	10,234
Increase in restricted cash	(454)	—	—
Tax benefit from employee stock option plans	—	1,841	12,345
Excess tax benefit from share based compensation	—	(1,486)	—
Acquired in-process technology	—	3,400	—
Release of acquisition reserve	—	—	(1,261)
Loss on disposal of assets	77	162	23
Cumulative effect of accounting change in revenue recognition	—	—	(2,885)
Changes in operating assets and liabilities, net
Accounts receivable	2,959	2,902	(1,230)
Inventory	(392)	(117)	66
Prepaid expenses and other current assets	(231)	(879)	(2,740)
Other assets	347	(534)	1,228
Acquired intangibles sold as part of operations	—	—	1,169
Accounts payable	192	(1,908)	(1,961)
Accrued expenses and other current liabilities	(2,764)	(3,934)	4,909
Deferred revenue	1,337	(2,581)	2,231
Net cash provided by operating activities	1,288	18,744	23,167
Cash flows from investing activities:
Purchase of fixed assets	(2,134)	(1,276)	(1,761)
Additions to purchased software	(356)	(1,110)	(776)
Acquisition of SystemOK, net of cash acquired	—	(7,258)	—
Acquisition of uMedia, net of cash acquired	(543)	—	—
Purchase of short term investment instruments	(19,174)	(47,951)	(42,350)
Redemption of short term investment instruments	65,375	43,050	—
Net cash provided by (used) in investing activities	43,168	(14,545)	(44,887)
Cash flows from financing activities:
Proceeds from exercise of common stock options	570	2,717	5,865
Excess tax benefits from share-based compensation	—	1,486	—
Payments on bank credit facility	—	(10,000)	—
Principal payments on capital leases	(2)	(35)	(89)
Net cash provided by (used in) financing activities	568	(5,832)	5,776
Effect on exchange rate changes on cash and cash equivalents	(159)	(8)	(761)
Net increase (decrease) in cash and cash equivalents	44,865	(1,641)	(16,705)
Cash and cash equivalents at beginning of year	17,090	18,731	35,436
Cash and cash equivalents at end of year	$61,955	$17,090	$18,731
Supplemental disclosure of cash flow information:
Interest paid during year	$1,398	$1,071	$1,744
Income taxes paid during year	$730	$2,808	$980
Supplemental disclosure of non-cash transactions
Issuance of common stock for acquisitions	$—	$489	$—
Original cost of fully depreciated fixed assets written off	$4,981	$142	$—
Cumulative effect upon adoption of FIN 48	$788	$—	$—

See accompanying notes to consolidated financial statements.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2008, unless otherwise specifically noted. References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2008” and “fiscal year 2008” each refer to the fiscal year ending March 31, 2008. Other references to “years” mean calendar years.

This Annual Report on Form 10-K (this “Annual Report”) includes references to certain of our trademarks and registered trademarks. Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current year presentation.

Restatement of Consolidated Financial Statements and Change in Accounting Policy

On February 26, 2008, following the conclusion of our stock options review, we filed our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “2007 Form 10-K”) as well as our Quarterly Report on Form 10-Q for the three and nine month periods ended December 31, 2006 (the “December 2006 Form 10-Q”). In the December 2006 Form 10-Q, we restated our condensed consolidated balance sheet as of March 31, 2006, and the condensed consolidated financial statements for prior comparative periods through December 31, 2005. In the 2007 Form 10-K, our consolidated financial statements and selected financial data for prior annual periods through March 31, 2005, and our quarterly financial data as of and for the quarters ended in fiscal year 2006 and for the first two quarters in our 2007 fiscal year. The 2007 Form 10-K also included a “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section, which discussed our restated results and superseded the MD&A section in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as it related to our 2006 and 2005 fiscal years.

The restatements in the 2007 Form 10-K and the December 2006 Form 10-Q reflected (a) additional share-based compensation expense and the associated payroll tax and other expenses relating to employee

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

stock option grants through the second quarter of fiscal year 2007, (b) adjustments to revenue and cost of revenue due to a voluntary change in revenue recognition policy, (c) other adjustments and (d) related tax adjustments. Total cumulative adjustments from these restatements decreased our previously reported net income by $27.4 million on a cumulative basis through March 31, 2006. For the six months ended September 30, 2006, these restatements increased previously reported net income by approximately $0.5 million. The fiscal years 2007 and 2006 information included in the financial statements in this Annual Report reflects these restatements.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. The related gains and losses from translation are recorded in accumulated other comprehensive income (loss) in the balance sheet. Foreign currency transaction gains and losses are included in results of operations.

Cash Equivalents

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

Short Term Investments

Short term investments consist of highly-rated (AAA/Aaa) auction rate securities. As of March 31, 2008, we held $1.1 million of investments in highly-rated (AAA/Aaa) auction rate securities which are classified as short-term investments in our balance sheet. Our auction rate securities are variable-rate debt instruments with longer stated maturities whose interest rates are reset at predetermined intervals of less than one year through a Dutch auction system. Although our auction rate securities have generally been readily marketable, if an auction were to fail, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may not exist. As of May 31, 2008, we held $0.9 million of investments in auction rate securities. We regularly monitor our investments in auction rate securities for liquidity and proper classification.

Short-term investments are reported at fair value and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income (loss). No impairment charges were recorded on any short-term investments during the years ended March 31, 2008 or 2007.

Fair Value of Financial Instruments

The reported amounts of our financial instruments, including cash and cash equivalents, accounts receivable (net of the allowance for returns and doubtful accounts), accounts payable and accrued liabilities, approximate fair value at March 31, 2008 and 2007 due to their short maturities. The carrying value of our debt obligation at March 31, 2008 approximates fair value, as the interest rate is consistent with current market rates.

Allowance for Product Returns and Doubtful Accounts

Our distributor and retail arrangements provide for certain product rotation rights and permit certain product returns. We estimate reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our distributors or other customers deteriorate resulting in an impairment of their ability to make payments, or if payments from distributors or other customers are significantly delayed, additional allowances may be required.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk are cash, cash equivalents, restricted cash, short term investments, and accounts receivable. The majority of our cash, cash equivalents, restricted cash, and short term investments are placed with two financial institutions. Accounts receivable are unsecured and are derived from sales to customers. We maintain an allowance for doubtful accounts to provide against potential credit losses.

See Note 10, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for significant customer information.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, in our fourth fiscal quarter, or more frequently if events and circumstances warrant.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

We did not incur any material impairment charges related to long-lived assets or intangible assets with finite lives during the fiscal years ended March 31, 2008 or 2007. As of March 31, 2008, no events occurred that would lead us to believe that there has been any intangible asset impairment.

Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires companies to classify items of comprehensive income (loss) by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our Consolidated Statements of Operations. Our other comprehensive income (loss) is composed primarily foreign currency translation adjustments.

Revenue Recognition

We derive our revenue primarily from licenses of our software products, software development agreements and maintenance and support. We also sell and license patents and patented technology. We recognize software-related revenue in accordance with American Institute of Certified Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements.” We recognize revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The arrangement fees are fixed or determinable, and
•	Collection is considered probable.

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

We follow Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent.” Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor or merchant of record and/or do not bear credit risk, or where we earn a fixed transactional fee, we record revenue under the net method. When we record revenues at net, revenue is reported at the net amount received and retained by us.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

Our distributor arrangements often provide distributors with certain product rotation rights. In such situations, we recognize product sales in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We estimate returns based on our historical return experience and other factors such as channel inventory levels and the introduction of new products. These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent we have legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities. If future returns patterns differ from past returns patterns, for example due to reduced demand for our product, we may be required to increase these allowances in the future and may be required to reduce future revenues.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors, including stock options and Restricted Stock Units (“RSUs”), be based on estimated fair values. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS No. 123R. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

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

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 7 “Shareholders’ Equity” to the Consolidated Financial Statements included in this Annual Report for further information regarding these assumptions. The fair value of RSUs is equivalent to the market price of our common stock on the grant date.

If factors change, share-based compensation for the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income (loss), net income (loss) and net income (loss) per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which are characteristics not present in our option grants. Existing assumptions used and valuation modeling may not provide measures of the fair values of our share-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there are only very limited market-based mechanisms or other practical applications to verify the reliability and accuracy of the estimates stemming from these valuation models, and there is no means to compare and adjust the estimates to actual values.

In connection with our restatement of share-based compensation for fiscal years prior to fiscal year 2006 and fiscal quarters ended June 30 and September 30, 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See Note 1 “Summary of Operations and Significant Accounting Policies —  Restatement of Consolidated Financial Statements and Change in Accounting Policy” to the Consolidated Financial Statements included in this Annual Report for further information.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes is calculated using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When we do not believe realization of a deferred tax asset is likely, we record a valuation allowance.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective April 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties. See Note 9, “Income Taxes.”

Basic and Diluted Income (Loss) per Share

In accordance with SFAS No. 128, “Earnings per Share,” we report Earnings per Share (“EPS”), both basic and diluted, on the consolidated statements of operations. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive. Potential common stock includes common stock issuable upon the exercise of stock options and restricted stock units. See Note 8 “Earnings (Loss) per Share.”

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 1 — Summary of Operations and Significant Accounting Policies  – (continued)

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

Note 2 — Inventory

The components of inventory consist of (in thousands):

	March 31,
	2008	2007
Finished goods	$1,189	$782
Work in-process	9	25
	$1,198	$807

Finished goods inventory included inventory on consignment of $0.9 million and $0.6 million at March 31, 2008 and 2007, respectively.

Note 3 — Fixed Assets

Fixed assets consist of (in thousands):

	March 31,
	2008	2007
Equipment, furniture and fixtures	$10,941	$13,422
Less: accumulated depreciation	(7,982)	(10,181)
	$2,959	$3,241

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 4 — Purchased, Internally Developed Software, Goodwill and Acquired Intangibles

The components of all intangible assets, excluding goodwill, were as follows (in thousands):

Purchased and internally developed software:

		March 31, 2008			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$3,370	$(2,699)	$671	$3,055	$(2,152)	$903
Internally developed software	3	9,853	(9,820)	33	9,812	(9,675)	137
		$13,223	$(12,519)	$704	$12,867	$(11,827)	$1,040

Amortization of internally developed software costs was $0.1 million, $0.3 million and $0.3 million for the years ended March 31, 2008, 2007 and 2006, respectively.

Acquired Intangibles (in thousands):

		March 31, 2008			March 31, 2007
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3 – 5	$12,614	$(10,108)	$2,506	$12,614	$(6,917)	$5,697
Customer lists	2 – 15	14,770	(7,474)	7,296	14,640	(5,865)	8,775
Trademarks	3	180	(180)	—	180	(180)	—
Brand name	Indefinite	25,700	—	25,700	25,700	—	25,700
		$53,264	$(17,762)	$35,502	$53,134	$(12,962)	$40,172

The acquired intangibles with finite lives are being amortized using accelerated and straight-line methods over their estimated useful lives. Amortization of acquired intangibles was $4.8 million, $5.4 million and $5.1 million for the years ended March 31, 2008, 2007 and 2006, respectively. The future annual amortization expense is expected to be as follows (in thousands):

Year Ending March 31,	Amortization Expense
2009	$4,298
2010	2,099
2011	1,241
2012	896
2013	589
Thereafter	679
$9,802

The following tables present the activity for goodwill and other intangibles for the 2008 and 2007 fiscal years (in thousands):

	March 31, 2007	Additions(1)	Adjustments(2)	Amortization(3)	March 31, 2008
Goodwill	$55,508	$413	$(465)	$—	$55,456
Acquired Technology	5,697	—	—	(2,670)	3,027
Customer lists/contacts	8,775	130	—	(2,130)	6,775
Trademark/brand name	25,700	—	—	—	25,700
	$95,680	$543	$(465)	$(4,800)	$90,958

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 4 — Purchased, Internally Developed Software, Goodwill and Acquired Intangibles  – (continued)

	March 31, 2006	Additions(4)	Adjustments	Amortization(3)	March 31, 2007
Goodwill	$51,673	$3,835	$—	$—	$55,508
Acquired Technology	7,081	1,500	—	(2,884)	5,697
Customer lists/contacts	11,081	200	—	(2,506)	8,775
Trademark/brand name	25,752	—	—	(52)	25,700
	$95,587	$5,535	$—	$(5,442)	$95,680

(1)	Includes amounts capitalized in connection with the uMedia acquisition completed in February 2008.
(2)	Adjustments include a total decrease to goodwill of $0.4 million related to the utilization of Canadian pre-acquisition net operating losses in the third and fourth quarters of fiscal year 2008, a $0.2 million decrease to goodwill related to reserve established in connection with SystemOK and a $0.1 million increase to goodwill related to the adoption of FIN 48 in the first quarter of fiscal year 2008.
(3)	Amortization of intangibles is included in “Cost of Revenue” in our Consolidated Statements of Operations.
(4)	Includes amounts capitalized in connection with the SystemOK acquisition completed in November 2006.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	March 31,
	2008	2007
Commissions payable	$807	$724
Accrued compensation and benefits	4,263	4,056
Accrued professional services	4,214	4,432
Accrued marketing costs	1,161	1,380
Accrued sales returns and discounts	2,908	2,252
Accrued royalties	3,264	5,441
Accrued restructuring costs	591	—
Taxes payable and other tax liabilities	8,888	11,886
Other accrued expense	3,371	2,269
Total accrued expenses and other current liabilities	$29,467	$32,440

Note 6 — Commitments, Contingencies and Credit Facilities

Operating Leases

We lease certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $4.5 million, $4.7 million and $4.0 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 6 — Commitments, Contingencies and Credit Facilities  – (continued)

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2009	$3,983
2010	2,716
2011	1,287
Thereafter	—
$7,986

Included in the future payments above is approximately $0.3 million associated with the lease for our Richmond Hill, Canada office, which was closed in December 2007. The Richmond Hill, Canada office lease expires in December 2008.

Litigation Matters

From time to time, we (and our predecessors in interest, including Roxio, Inc., and MGI Software Corporation (“MGI”)) have been notified by companies that certain of our software products may infringe patents owned by those companies. In addition, we (and our predecessors in interest) have been notified by certain of our OEM customers that they, too, have been approached by certain companies claiming possible patent infringement by our products. At March 31, 2008 we had accruals of approximately $1.0 million on our balance sheet related to these infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount we have accrued to settle these patent infringement claims is sufficient.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 6 — Commitments, Contingencies and Credit Facilities  – (continued)

2007. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint, and on May 27, 2008, we filed additional demurrers to the complaint.

We may become subject to additional private or governmental actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business and financial statements.

Credit Facilities

On December 13, 2004 we entered into a Loan and Security Agreement with the Union Bank of California (“UBOC”) that provided for a three-year revolving credit facility (as subsequently amended, the “Amended Credit Facility”). The Amended Credit Facility provides for letters of credit up to $30.0 million less any outstanding borrowings under the Amended Credit Facility and is guaranteed and secured by substantially all of our assets, including assets of our domestic subsidiaries, who are guarantors of the Amended Credit Facility. Under the terms of the Amended Credit Facility, we are subject to certain limitations, including limitations on our ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. The Amended Credit Facility also requires us to meet certain affirmative covenants, including requirements that we maintain specified financial ratios and a net profit for each quarter. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations.

In recent periods, we have not been in compliance with certain of the financial ratio, net profit and other covenants under the Amended Credit Facility and, as a consequence have entered into amendments with UBOC that have modified certain financial covenants, waived certain covenant violations, and extended the term of the credit facility. Most recently, we entered into an amendment on March 31, 2008 that, among other things, waived certain defaults and extended the term of the facility through June 30, 2008. As of March 31, 2008, the outstanding balance on the Amended Credit Facility was $20.0 million and was classified as a current liability.

As of June 19, 2008, UBOC has not notified us of any intent to take the actions necessary to accelerate the repayment of our obligations under the Amended Credit Facility. We are currently evaluating our options for either negotiating an additional extension of the term of the current facility or securing a new facility. If we are unable to secure an extension of the term of the current facility with UBOC, we will repay the balance from our existing cash balances and will seek to secure a new facility.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin (the “LIBOR Option”). The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of March 31, 2008, the interest rate was 5.50%.

Indemnification Obligations

In the normal course of business, we provide indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 6 — Commitments, Contingencies and Credit Facilities  – (continued)

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

We, as permitted under California law and in accordance with our Bylaws and certain other commitments and agreements, indemnify our officers, directors and members of our senior management against certain claims and liabilities, subject to certain limits, while they serve at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our stock options review and shareholder derivative and class action litigation described herein. The maximum amount of potential indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Other

We sponsor a 401(k) savings plan that covers most of our U.S. employees. Participants may contribute a portion of their compensation to the plan subject to IRS limits. In fiscal year 2008 and 2007 we made $1.3 and $0.9 million in matching contributions to the plan, respectively. We made no contributions to this plan in fiscal year 2006.

Note 7 — Shareholders’ Equity

As part of the purchase price for SystemOK, pursuant to the terms of the purchase agreement, we issued 31,566 shares of our common stock valued at approximately $0.5 million.

Stock Options

During 1995, we adopted the 1994 Non-Employee Directors Stock Option Plan (the “Non-Employee Plan”), which provides for the granting of stock options to our non-employee directors. Under this plan, stock options are granted annually at the fair market value of our common stock on the date of grant. The number of options so granted annually is fixed by the plan. The total number of shares to be issued under this plan may not exceed 100,000 shares. The Non-Employee Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the Non-Employee Plan generally vest over four years from the date of grant. Our Board of Directors and Compensation Committee administer the Non-Employee Plan. No more options may be granted under the 1995 Plan. Upon the completion of our voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

During 1998, we adopted the Sonic Solutions 1998 Stock Option Plan (the “1998 Plan”). The 1998 Plan covers 1.0 million shares of common stock, with an annual increase in the number of shares available for issuance under the 1998 Plan on the last day of each fiscal year; provided that the total number of shares issuable under the plan shall not exceed 2.0 million. The 1998 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the 1998 Plan generally vest over four years from the date of grant. Our Board of Directors and Compensation Committee administer the 1998 Plan. No more options may be granted under the 1998 Plan. Upon the completion of our voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

In 2000, we adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan covers 3.0 million shares of Common Stock with an annual increase in the number of shares available for issuance

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 7 — Shareholders’ Equity  – (continued)

under the 2000 Plan on the last day of each fiscal year, provided that the total number of shares issuable under the plan shall not exceed 3.75 million shares. Under this plan, stock options are granted annually at the fair market value of our common stock on the date of grant. The 2000 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock. Options under the 2000 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Compensation Committee administer the 2000 Plan. Upon the completion of our voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

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

In June 2004, we adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004. The 2004 Plan originally covered 3,000,000 shares of common stock, but 750,000 shares are now reserved for issuance under the 2005 Plan. The 2004 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”). Stock options granted under the 2004 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or nonqualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Options under the 2004 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Compensation Committee administer the 2004 Plan. Upon the completion of our voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

In March 2005, we adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”). The terms and the purposes of the Non-U.S. Plan and the 2004 Stock Incentive Plan are substantially similar. The Board of Directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan which were previously reserved under the 2004 Stock Incentive Plan. Options may only be granted to Employees (a) who have not previously been an Employee or Director of the Company or a Related Entity or (b) following a bona fide period of non-employment or non-service to the Company or a Related Entity. The Non-U.S. Plan provides for issuing nonqualified stock. Options under the 2005 Plan generally vest over four years from the date of grant. The options generally expire ten years from the date of grant and are canceled three months after termination of employment. Our Board of Directors and Compensation Committee administer the Non-U.S. Plan. Upon the completion of our voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 7 — Shareholders’ Equity  – (continued)

A summary of our option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic (In thousands)
Outstanding at March 31, 2005	6,156,460	$9.70	6.21	$39,689
Options granted	2,999,004	$17.27
Options exercised	(1,376,133)	$4.23
Options forfeited or expired	(483,062)	$17.94
Outstanding at March 31, 2006	7,296,269	$13.30	6.87	$38,026
Options granted	56,600	$15.77
Options exercised	(479,537)	$5.64
Options forfeited or expired	(254,057)	$17.16
Outstanding at March 31, 2007	6,619,275	$13.72	6.38	$17,584
Options granted	—	$—
Options exercised	(186,158)	$2.56
Options forfeited or expired	(21,233)	$15.01
Outstanding at March 31, 2008	6,411,884	$14.09	5.04	$7,917
Options exercisable at March 31, 2008	6,387,483	$14.09	5.03	$7,917

Aggregate intrinsic value represents the difference between our closing stock price on the last trading day of the fiscal period, which was $9.65 on March 31, 2008, and the exercise price for the options that were in-the-money at March 31, 2008. During fiscal year 2008, the total intrinsic value of stock options exercised was $1.2 million.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.1200 to $2.5625	391,133	3.30	$1.27	391,133	$1.27
$2.5626 to $5.3200	625,449	3.52	3.97	625,449	3.97
$5.3201 to $13.4730	617,808	4.52	7.98	617,808	7.98
$13.4731 to $15.5500	1,339,372	5.12	14.61	1,322,893	14.61
$15.5001 to $16.5400	653,033	6.15	16.06	653,033	16.06
$16.5401 to $20.8600	2,785,089	5.43	18.81	2,777,167	18.81
$1.1200 to $20.8600	6,411,884	5.04	$14.09	6,387,483	$14.09

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 7 — Shareholders’ Equity  – (continued)

Restricted Stock Units (“RSUs”)

During fiscal year 2008 no RSUs were granted, and during fiscal year 2007 we granted RSUs under the 2004 Equity Compensation Plan. A summary of RSU activity during fiscal years 2008 and 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	—	$—
RSUs granted	368,000	15.07
RSUs canceled	(13,300)	15.07
Outstanding at March 31, 2007	354,700	$15.07
RSUs granted	—	—
RSUs canceled	(68,352)	15.07
Outstanding at March 31, 2008	286,348	$15.07

At March 31, 2008, 83,232 of the RSUs outstanding were vested.

The weighted average grant date fair value was determined based on the closing market price of our common stock on the date of the award. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four year vesting period. The total unamortized share-based compensation expense related to unvested RSUs at March 31, 2008 was $1.2 million. The aggregate intrinsic value of the outstanding RSUs at March 31, 2008 was $2.8 million, using the closing price of $9.65 per share as of March 31, 2008.

Acceleration of Stock Option Vesting

On January 30, 2006, we accelerated the vesting of all unvested and outstanding stock options awarded on or before January 30, 2006 with an exercise price greater than $13.50. The closing price of our common stock on January 30, 2006 was $16.46 per share. As a result of this acceleration additional expense of approximately $38,000 was recorded in accordance with APB No. 25 in the year ended March 31, 2006.

Share-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R. See Note 1, “Summary of Operations and Significant Accounting Policies,” for a description of our adoption of SFAS No. 123R. We use the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 7 — Shareholders’ Equity  – (continued)

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

Prior to the adoption of SFAS No. 123R, we accounted for share-based compensation related to employee share-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. The financial statements in this Annual Report set forth share-based compensation measured using the intrinsic value method in relation to employee stock options for the applicable periods.

The weighted-average fair value of options granted and the related assumptions used are as follows:

	Years Ended March 31,
	2007	2006
Weighted-average fair value of options granted	$10.37	$11.27
Risk-free interest rate	5.0%	4.2%
Expected volatility	75%	82%
Expected life (in years)	5.0	3.8
Expected dividend	—	—

During fiscal year 2008 no stock options were granted.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and restricted stock unit grants for the fiscal years ended March 31, 2008, 2007 and 2006 as recorded in accordance with SFAS No. 123R (in thousands):

	Years Ended March 31,
	2008	2007	2006
Marketing and sales	$766	$1,284	$3,846
Research and development	530	740	3,460
General and administrative	250	741	2,928
	$1,546	$2,765	$10,234

The expense for the year ended March 31, 2008 included a charge of $0.2 million attributable to the extension of exercise periods for vested options under SFAS No. 123R for employees terminated between November 15, 2006 to March 31, 2008 and a charge of $0.1 million attributable to the extension of exercise periods for vested options for employees terminated between November 15, 2006 to March 31, 2007.

As of March 31, 2008, total unamortized share-based compensation expense related to non-vested stock options was $2.8 million, which is expected to be recognized over a weighted average period of approximately one year.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 7 — Shareholders’ Equity  – (continued)

If we had applied the fair value recognition provisions of SFAS 123 for the fiscal year 2006, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts shown below (in thousands, except per share data), respectively:

Year Ended March 31, 2006
Net income (loss), as reported	$19,334
Add: Share-based compensation expense included in restated net income, net of related tax effects.	6,062
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(31,495)
Pro-Forma net income (loss)	$(6,099)
Net income (loss) per share, as reported:
Basic	$0.78
Diluted	$0.74
Pro-Forma net income (loss) per share:
Basic	$(0.25)
Diluted	$(0.23)

Note 8 — Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2008	2007	2006
Net income (loss)	$(5,537)	$6,250	$19,334
Shares:
Weighted average shares outstanding (basic)	26,247	25,982	24,750
Effect of dilutive common stock options and restricted stock units	—	1,449	1,484
Weighted average shares outstanding (diluted)	26,247	27,431	26,234
Net income (loss) per share:
Basic	$(0.21)	$0.24	$0.78
Diluted	$(0.21)	$0.23	$0.74

For the years ended March 31, 2008, 2007 and 2006 outstanding options for 6.4 million, 3.6 million and 1.7 million shares, respectively, were excluded from the calculation of diluted net income per share, as the inclusion of such shares would have had an anti-dilutive effect.

Note 9 — Income Taxes

Income tax expense (benefit) for the year ended March 31, 2008 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$—	$(4,836)	$(4,836)
State and Local	23	(1,268)	(1,245)
Foreign	1,250	577	1,827
	$1,273	$(5,527)	$(4,254)

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 9 — Income Taxes  – (continued)

Income tax expense (benefit) for the year ended March 31, 2007 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$537	$4,092	$4,629
State and Local	913	(487)	426
Foreign	1,056	(40)	1,016
	$2,506	$3,565	$6,071

Income tax expense (benefit) for the year ended March 31, 2006 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$550	$(8,960)	$(8,410)
State and Local	1,125	(3,024)	(1,899)
Foreign	610	522	1,132
	$2,285	$(11,462)	$(9,177)

The differences between income taxes computed using 35% statutory federal income tax rate and our effective tax rate are summarized as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006
Computed tax at statutory rate	$(3,427)	$4,393	$3,555
State taxes, net of federal benefit	(887)	636	510
Extraterritorial income exclusion and qualified production income deduction	—	(38)	(512)
Change in valuation allowance and related adjustments to additional paid in capital	—	—	(17,375)
Change in estimated value of research credits, net of current year benefit	—	—	3,440
Research and development credits	(259)	(1,249)	—
SystemOK acquired in process technology write-off	—	952	—
Foreign rate differential	347	728	348
Other permanent differences	(28)	649	857
	$(4,254)	$6,071	$(9,177)

The other permanent differences consist of provision to return true up adjustments, book expenses for incentive stock options, and certain meals and entertainment expenses and penalties.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 9 — Income Taxes  – (continued)

The components of deferred taxes are as follows (in thousands):

	March 31,
	2008	2007	2006
Deferred tax assets:
Accounts receivable	$75	$278	$470
Inventories	399	221	251
Tax credit carryforwards	13,379	13,246	10,687
Net operating losses	8,581	3,980	8,452
Accrued vacation pay	922	917	655
Commissions and bonuses	38	40	89
Fixed assets	178	284	246
Other reserves	5,072	5,854	5,405
Stock option compensation	5,384	5,386	4,965
Gross deferred tax assets	34,028	30,206	31,220
Valuation allowance	(3,113)	(3,084)	(2,612)
Total deferred tax assets, net of valuation allowance	30,915	27,122	28,608
Deferred tax liabilities:
Intangible assets	(1,822)	(1,218)	(298)
State income taxes	(2,818)	(2,207)	(1,842)
Research and experimental expenses	68	42	(22)
Total deferred tax liability	(4,572)	(3,383)	(2,162)
Net deferred taxes	$26,343	$23,739	$26,446

At March 31, 2008, we have gross deferred tax assets for net operating loss carryforwards (“NOLs”) of $8.9 million including $2.3 million related to our acquisition of InterActual Technologies, Inc. in 2004. The loss carryforwards expire between 2020 and 2028. To the extent NOLs relate to non-qualified stock option deductions, the resulting benefits will be credited to shareholders’ equity when realized.

At March 31, 2008, we have cumulative unused federal and California research and development (“R&D”) tax credits of approximately $3.5 million and $4.5 million, respectively, that can be used to reduce federal and California income taxes. The federal R&D credits expire from 2017 through 2028; California credits carryforward indefinitely. As of March 31, 2008, we have cumulative accrued foreign tax credits of approximately $5.1 million that expire from 2013 through 2018. In addition we have alternative minimum tax credit carryforwards of approximately $0.2 million available to offset regular income tax over an indefinite period and $0.1 million of California manufacturing investment credits that expire in 2009 and 2010.

The $3.1 million valuation allowance consists of $1.7 million for acquired InterActual net operating loss carryforwards that may not be utilized primarily due to an annual limitation under IRC Section 382 and $1.4 million for Canadian deferred tax assets that are unlikely to be realized.

We adopted FIN 48 on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our financial statements of tax positions taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 9 — Income Taxes  – (continued)

As a result of the adoption of FIN 48, we recorded cumulative adjustments to the beginning balances of Accumulated Deficit of $0.6 million, Additional Paid in Capital of $0.8 million and Goodwill by $0.1 million. At March 31, 2008, we have $4.9 million of gross unrecognized tax benefits (“UTBs”), $2.0 million of which would affect our effective tax rate if recognized. We do not anticipate a significant increase or decrease to the total UTBs during fiscal year 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

The reconciliation of the total gross amounts of UTBs for the fiscal year ended March 31, 2008 is as follows (in thousands):

Balance at April 1, 2007	$4,328
Additions based on tax provisions related to the current year	602
Reductions for tax positions of prior years	—
Settlements	—
Balance at March 31, 2008	$4,930

Interest and penalties related to UTBs are classified as a component of our provision for income taxes. During fiscal year 2008, we recognized approximately $49,000 in interest and penalties through the income tax provision in the consolidated statements of income. At March 31, 2008, there was approximately $0.1 million of accrued interest and penalties associated with UTBs.

Pursuant to APB No. 23 “Accounting for Income Taxes — Special Areas,” U.S. corporate income taxes were not provided on a cumulative total of approximately $1.0 million of undistributed net foreign earnings for all non-U.S. subsidiaries. We intend to indefinitely reinvest these funds in their respective operations outside the U.S.

Note 10 — Significant Customer Information, Segment Reporting and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to report certain information about our operating segments. An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our Chief Executive Officer (“CEO”) is our chief operating decision maker. For the purpose of allocating resources and assessing performance, our CEO reviews financial information allocated into our consumer products segment and our professional products segment. While certain financial information related to our consumer products segment is also presented separately for the Roxio Division and the Advanced Technology Group (“ATG”), it is difficult to draw a clear distinction between their business activities; both sell or license CD/DVD burning, CD/DVD playback and related digital media products ultimately targeted at consumers; ATG develops much of the core engine technology behind both its own and Roxio products; our engineers, sales staff and other personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs; the two units often share budget and management responsibilities for particular initiatives; and both units engage in similar sales processes targeted at similar potential customers. For these reasons, our CEO does not regularly review operating results broken out separately for the Roxio Division and ATG in deciding how to allocate resources or in assessing performance.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 10 — Significant Customer Information, Segment Reporting and Geographic Information  – (continued)

The consumer segment includes software-only DVD-Video creation tools and DVD-Video playback software products intended for use by lower end professionals, enthusiasts or “prosumers,” and consumers, and software-only CD-Audio, CD-ROM and DVD-ROM making tools, as well as data backup software and products in other formats. Included in this segment is also the software we acquired in connection with the Roxio CSD acquisition. Our consumer segment’s products also include software that we license to other companies for inclusion in their products.

Our professional products segment includes advanced creation tools for DVD-Video, BD and other formats, which are intended for use by high-end technically-oriented customers and professional videographers who may offer media creation services for a fee.

The following tables show the revenue attributable to the two components of our consumer products segment and by product line, operating results by segment, revenue by geographic location, long-lived assets and significant customer information:

Net Revenues by Segment (in thousands):

	Years Ended March 31,
	2008	2007	2006
Roxio Division	$115,920	$122,326	$117,333
Advanced Technology Group	10,986	18,088	19,021
Total Consumer Products	126,906	140,414	136,354
Professional Products	5,968	8,235	11,254
Total net revenues	$132,874	$148,649	$147,608

Operating Income (Loss) by Segment (in thousands):

	Years Ended March 31,
	2008	2007	2006
Consumer	$24,247	$45,536	$37,150
Professional Products	(5,086)	(3,363)	197
Unallocated operating expenses	(30,597)	(30,633)	(26,184)
Total operating income (loss)	$(11,436)	$11,540	$11,163

Revenues by Geographic Location (in thousands):

	Years Ended March 31,
	2008	2007	2006
United States	$108,604	$116,371	$113,100
Export
Canada	1,407	615	262
France	1,076	1,275	2,338
Germany	2,978	3,038	2,181
United Kingdom	3,629	3,821	6,141
Europe: Other	3,874	4,579	4,530
Japan	5,948	13,282	14,873
Singapore	3,446	3,682	2,241
Taiwan	73	175	312
Other Pacific Rim	1,362	1,588	1,300
Other International	477	223	330
Total net revenues	$132,874	$148,649	$147,608

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 10 — Significant Customer Information, Segment Reporting and Geographic Information  – (continued)

We sell our products to customers categorized geographically by each customer’s country of domicile.

Long-lived Assets (Excluding Goodwill and Other Intangible Assets) by Country (in thousands):

	March 31,
	2008	2007
United States	$1,922	$2,153
Japan	154	168
Canada	7	351
China	810	513
Other International	66	56
Total long-lived assets	$2,959	$3,241

Significant Customer Information:

	Percent of Total Net Revenue			Percent of Total Accounts Receivable
	Years Ended March 31,			March 31,
	2008	2007	2006	2008	2007
Dell	26%	23%	20%	11%	10%
Digital River	23%	20%	17%	16%	12%
Hewlett-Packard	13%	9%	5%	7%	10%
Ingram	10%	9%	10%	10%	11%
Navarre	13%	13%	12%	11%	12%

Revenue recognized from Dell and Hewlett-Packard is pursuant to various licensing agreements; revenue recognized from Ingram and Navarre is pursuant to distributor agreements; and revenue recognized from Digital River is pursuant to a reseller agreement. It is impracticable for us to report the net revenues by significant customer by business segment for fiscal years ended March 31, 2008, 2007 and 2006 as some of these customers may be in both segments.

Note 11 — uMedia Digital Technology Corporation Acquisition (“uMedia”)

On February 29, 2008, we entered into an Asset Purchase Agreement with uMedia, a Chinese software development company whereby we acquired substantially all the assets of uMedia for a purchase price of approximately $0.4 million. In connection with the acquisition we acquired seven employees. We acquired uMedia for its expertise in developing video and audio compression and decompression technology. The uMedia team is being integrated into our ATG Division to further enhance our core audio and video technology.

We allocated the purchase price to assets purchased based on their relative fair values with the excess recorded as goodwill. Based on the evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Cash	$432
Estimated transaction costs	111
Total purchase price	$543
Customer relationships	$130
Goodwill	413
Net assets acquired	$543

The transaction costs of approximately $0.1 million were for professional services, including legal, tax, audit and advisory services.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 11 — uMedia Digital Technology Corporation Acquisition (“uMedia”)  – (continued)

Results for uMedia have been included in our consolidated results beginning on March 1, 2008.

Note 12 — SystemOK, AB Acquisition (“SystemOK”)

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

The transaction costs of approximately $0.1 million were for professional services, including legal, tax, audit and advisory services.

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

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 13 — Richmond Hill Canada Office Closure

On October 25, 2007 we initiated a restructuring plan to reorganize our operations, optimize our engineering and development efforts and reduce our workforce by closing our office in Richmond Hill, Canada. In December 2007 we implemented this reorganization and closed the Richmond Hill office by December 31, 2007. We incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure. We also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008. The activity for the severance related and restructuring liabilities was as follows (in thousands):

	Severance Related Costs	Other Restructuring Costs	Total Costs
Liability recorded at date of reorganization	$1,692	$1,233	$2,925
Payments	(1,662)	(672)	(2,334)
Balance at March 31, 2008	$30	$561	$591

Note 14 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal years 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Net revenue	$34,891	$35,602	$32,270	$30,111
Gross profit	26,426	27,600	23,514	22,183
Operating income (loss)	397	(3,436)	(4,246)	(4,151)
Net income (loss)	480	(1,907)	(2,153)	(1,957)
Basic income (loss) per share	$0.02	$(0.07)	$(0.08)	$(0.07)
Weighted average shares used in computing per share amounts	26,317	26,250	26,223	26,197
Diluted income (loss) per share	$0.02	$(0.07)	$(0.08)	$(0.07)
Weighted average shares used in computing per share amounts	27,130	26,250	26,223	26,197
Common Stock Price Range
High	$10.94	$13.07	$13.54	$15.16
Low	$7.73	$7.72	$7.38	$11.76

	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Net revenue	$37,757	$38,714	$35,244	$36,934
Gross profit	28,214	29,818	27,215	29,011
Operating income (loss)	(1,570)	1,702	3,566	7,841
Net income (loss)	(819)	(240)	2,307	5,001
Basic income (loss) per share	$(0.03)	$(0.01)	$0.09	$0.19
Weighted average shares used in computing per share amounts	26,167	26,059	25,922	25,778
Diluted income (loss) per share	$(0.03)	$(0.01)	$0.08	$0.18
Weighted average shares used in computing per share amounts	26,167	26,059	27,217	27,412
Common Stock Price Range
High	$19.35	$17.81	$16.95	$18.47
Low	$13.74	$14.34	$13.25	$14.20

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

Note 15 — Subsequent Event

Simple Star, Inc. Acquisition

On April 29, 2008, we entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company (“Simple Star”) whereby we acquired substantially all of its assets for a purchase price of approximately $6.0 million, with $5 million payable in cash at closing and the balance of $1 million plus accrued interest and less any indemnifiable amounts payable on the first anniversary of closing. In connection with the acquisition we acquired twenty-five employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our CEO and Acting CFO (the “Certifying Officers”) have conducted an evaluation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this Annual Report. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2008 was effective.

BDO Seidman, LLP has issued an auditors’ report on our internal control over financial reporting. The auditors’ report is included in the Report of BDO Seidman, LLP, Independent Registered Public Accounting Firm, that appears on page 58 of this Annual Report on Form 10-K.

c. Changes in Internal Control over Financial Reporting

During fiscal year 2008, our management implemented changes in internal control over financial reporting to address the material weakness in our internal control over financial reporting identified in the prior fiscal year, including the following:

(1)	We engaged in a concerted effort to fill open positions with permanent staff with the appropriate training, experience, and knowledge of GAAP as necessary to enable us to maintain internal control over financial reporting. During fiscal year 2008, our hires included a revenue manager, a payroll manager, a financial controller and a staff accountant for China, and a financial controller and a staff accountant for Europe. In addition, while recognizing the importance of engaging skilled professionals to augment the strength of our financial and accounting organization, we took steps to minimize the potential for errors and inadequate supervision by moving away from the use of consultants who were new to our business and processes, instead retaining experienced consultants who had worked with us previously and who were familiar with our control environment and procedures. These experienced personnel assisted us with the management of certain financial reporting processes, with the accounting for certain acquisitions, and acted as liaisons with outside professionals.
(2)	We developed and implemented a training program for employees with responsibility for equity grants pertaining to the procedures and controls concerning equity grants as well as related accounting and legal implications. Additionally, we directed our senior management and board of directors to attend training programs concerning corporate governance and including discussions of public company accounting. This training has been made available to them, and the senior management and board members are in various stages of investigating, selecting, attending and completing such training.
(3)	We implemented modifications with respect to our internal control structure surrounding our stock option grant practices, including the formalization of documentation with respect to appropriate approvals for stock option grants and additional levels of review with respect to stock option grant terms.

Except as noted above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following sets forth certain information regarding the members of our board of directors as of June 13, 2008.

Name	Age	Position	Director Since
Robert J. Doris	55	Chairman of the Board of Directors	1986
Mary C. Sauer	55	Director & Secretary	1986
Robert M. Greber	70	Director	1993
Peter J. Marguglio	61	Director	1986
R. Warren Langley	65	Director	2001

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

Mary C. Sauer.  Ms. Sauer co-founded Sonic in 1986 and served as a vice president from 1986 to September 2005, including as Senior Vice President of Marketing and Sales from February 1993 to September, 2005, and has served as a director from 1986 until the present. Since September 2005, all services performed by Ms. Sauer have been in her capacity as a Board member. Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division. Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

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

Peter J. Marguglio.  Mr. Marguglio has served as a director of Sonic since 1986. Mr. Marguglio worked at Eatec Corporation, a software company, where he was President and a director, from 1990 until his retirement in February 2008, when Eatec was sold to Agilysis, Inc. Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981. Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

R. Warren Langley.  Mr. Langley has served as a director of Sonic since 2001. Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture capital firm that emphasizes social investing, since 2000. Mr. Langley also has been on the Board of Directors of Trampoline Systems, Ltd. since October 2003, on the Board of Directors of Sun Trading Corp. since October 2007 and on the Board of Advisors of Matlock Capital, LLC since May 2008. From 1996 until 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From 1987 to 1998, he was a Principal

and Chief Operating Officer of Hull Trading, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for fifteen years. Mr. Langley holds a B.S. degree in Engineering Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Ph.D. in Operations Research from Georgia Institute of Technology.

Executive Officers

The following table sets forth information regarding our executive officers as of June 13, 2008.

Name	Age	Position
David C. Habiger	39	Chief Executive Officer and President
A. Clay Leighton	51	Chief Operating Officer
Mark Ely	39	Executive Vice President of Strategy
Paul F. Norris	46	Executive Vice President,
		Acting Chief Financial Officer and General Counsel

David C. Habiger.  Mr. Habiger joined Sonic in 1993 as a regional sales manager. From 1993 until 2000 Mr. Habiger served in a number of sales and marketing management roles at Sonic of increasing responsibility and importance. From 2000 until 2002, Mr. Habiger was Worldwide Vice President of Sales for Sonic. Mr. Habiger was Senior Vice President and General Manager from 2002 to 2003 and then General Manager from 2003 to April 2005 of the Roxio Division, where he played a key role in the development of Sonic’s OEM and retail markets for consumer software. In April 2005 Mr. Habiger was appointed President and COO. In September 2005, Mr. Habiger was appointed President and CEO. Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago. Since September 2007 Mr. Habiger has served as a director for Akimbo, Inc., a privately owned internet video-on-demand company.

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

Paul F. Norris.  Mr. Norris joined Sonic in 2005 as Senior Vice President and General Counsel. In February 2008, Mr. Norris became Sonic’s Executive Vice President, Acting Chief Financial Officer and General Counsel. Prior to joining Sonic, from 2000 to 2005, Mr. Norris was a partner at Steiner Norris PLLC, a law firm he co-founded in Seattle, Washington. Mr. Norris received a B.A. from Yale University and a J.D. from Harvard Law School.

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

Based solely upon a review of the filings in respect of the fiscal year ended March 31, 2008 furnished pursuant to Rule 16a-3(e) promulgated under the Exchange Act or advice that no filings were required, we are not aware of any late Section 16(a) filings for such fiscal year.

Audit Committee

We have a separately designated Audit Committee of our board of directors that is comprised of Messrs. Greber, Langley and Marguglio. Our board of directors has determined that Mr. Greber qualifies as a financial expert according to the SEC’s regulations. See “Committees” below for a statement regarding Mr. Greber’s independence in accordance with applicable regulations and standards.

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

Committees

The board of directors held a total of five meetings during the fiscal year ended March 31, 2008. No director participated in fewer than 75% of the total number of meetings of the board of directors and all meetings of committees of the board of directors, if any, upon which such director served. The members of the Audit Committee meet separately on a regular basis without any non-independent members of the board of directors or members of management present. The chairman of the Audit Committee acts as the chairman of such meeting of the independent directors.

During the fiscal year ended March 31, 2008, and currently, the Audit Committee has consisted solely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman. After considering transactions and relationships between each member of the Audit Committee or his immediate family and Sonic and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the board has determined that all current members of the Audit Committee are (1) “independent” as that term is defined in Section 10A of the Exchange Act; (2) “independent” as that term is defined in Rule 4200 of Nasdaq’s Marketplace Rules; and (3) financially literate. Our board of directors also determined that Mr. Greber qualifies as an “audit committee financial expert,” as defined by the applicable rules of the Exchange Act, pursuant to, among other things, his association with The Pacific Stock Exchange in various capacities, including Chairman, Chief Executive Officer and Chief Operating Officer, and his position as Chief Executive Officer of Diagnostic Network, Inc., and in those capacities had acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an audit committee financial expert.

The Audit Committee, pursuant to its charter, is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. In addition, the Audit Committee is responsible for approving the audit and non-audit services performed by the independent auditors; consulting with the independent auditors about the scope of the audit and reviewing with them the results of their examination and reviewing our financial control procedures and personnel. The Audit Committee also has established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee held eight meetings during the fiscal year ended March 31, 2008.

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

Currently, all independent directors serve on the Audit Committee, Compensation Committee and Nominating Committees, as the size of the board is relatively small, all independent directors have significant experience in operating companies of approximately our size, all independent directors are financially sophisticated, and all independent directors have evidenced willingness to devote time and attention to board and board committee activities. In the future, depending on possible changes in the size and composition of the board, the board may vary its current practices relative to board committees. For example, it may in the future not designate all of the independent directors to serve on the Audit Committee, and it may specifically appoint certain directors to serve on the Compensation and Nominating Committees rather than have all the same individuals serve on the Audit, Compensation and Nominating committees.

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Marguglio, Greber and Langley served as members of the Compensation Committee. During 2008, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board) of another entity, one of whose executive officers served as a director of the Company.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of the Company’s Executive Compensation Program

In September 2005, our Board appointed a Compensation Committee and adopted the Charter of the Compensation Committee of Sonic Solutions. The Compensation Committee is responsible for, among other things, (a) assisting the Board in discharging its responsibilities relating to compensation of our directors and executive officers, and (b) producing an annual report on executive officer compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations. In September 2005, the Board approved the base salaries and option grants for Mr. Habiger and Mr. Leighton. In January 2007, the Board approved Executive Employment Agreements for Messrs. Habiger, Leighton and Ely. In February 2008, the Board approved the Executive Employment Agreement for Mr. Norris.

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

We do not have a formal executive evaluation and compensation program with specified performance objectives, targets or ranges. Our Board has not historically used any formal benchmarking data or surveys to establish compensation levels, instead generally relying on publicly-available information regarding compensation levels of similar audio and video software and hardware companies as well as its own general business knowledge to design compensation packages that it believes are competitive and provide appropriate reward opportunities for achieving high levels of performance, compared to those similar organizations in the marketplace.

In keeping with our compensation objectives and strategy, our Board approved our entry into Executive Employment Agreements with our executive officers in January 2007 and in February 2008 (see “Employment Agreements,” below). Our Board believes that these agreements are beneficial in that they provide a certain level of employment protection to these executives, fostering long term-behavior, emphasizing sustained performance and the achievement of long-term business goals, and assisting us in retaining our most senior personnel, all without requiring us to increase the total compensation amounts now paid to those executives. Each year, the Board, taking into account any input provided by the Compensation Committee, will review and evaluate the compensation paid to our executive officers and determine the base salary, bonus and the equity related grants for each executive officer.

Role of Executive Officers in Compensation Decisions

In the ordinary course, our CEO evaluates the personnel who report directly to him. The Board and/or Compensation Committee may consider these evaluations and any recommendations of our CEO in determining the base salaries, adjustments to base salaries, bonuses and equity based awards for each of our named executive officers, other than the CEO. The Compensation Committee and/or our full Board may exercise its discretion in modifying any recommended adjustments or awards to executives.

Elements of Compensation

Compensation for each executive officer for fiscal year 2008 consisted of a base salary, the opportunity to receive an annual bonus in the form of cash, stock and/or grants of restricted stock units (“RSUs”), options to acquire common stock, and other benefits (e.g., matching contribution made by us under our 401(k) plan). We provide a competitive salary and benefits package that we believe is consistent with market practice for our industry and the size of our company, and allows us to attract and retain executives and employees. We have not established minimum stock ownership guidelines for our executive officers or adopted a policy requiring them to retain their Sonic stock ownership for any period of time. In general, all other employee benefits that our executive officers receive, such as matching contributions under our 401(k) plan, are the same benefits available on a non-discriminatory basis to our other salaried employees.

We choose to build our compensation program for named executive officers around these elements because each individual component is useful in achieving one or more of the objectives of the program and we believe that, together, they have been and will continue to be effective in achieving our overall objectives.

Weighting of Elements

We do not have an express policy or formulaic method for weighting the different elements of compensation or for allocating between long-term and short-term compensation. The use and weight of each compensation element is based on a subjective determination by our Board and/or Compensation Committee of the importance of each element in meeting our overall objectives.

Non-cash compensation includes grants of stock options and/or RSUs. Stock options and RSUs provide long-term incentives to increase shareholder value as well as a retention mechanism for highly-valued named executive officers. The Board’s intention is to grant competitive equity compensation awards.

Base Salary.  We provide our named executive officers and other employees a fixed amount of cash compensation salary for the executive’s work. Salaries for named executive officers are established each year by the Board, taking into account any input provided by the Compensation Committee. The Compensation Committee and Board determine the base salaries of our named executive officers annually by subjectively evaluating their experience, responsibilities of their position, and each of the individual’s performance.

The amount of each executive’s salary is determined based on a number of factors including:

•	an assessment of individual contribution as judged by the CEO (other than with respect to his own salary), as well as the Compensation Committee and/or Board;
•	tenure;
•	relationship with the salaries of other executives at comparable companies; and
•	our overall financial results.

For fiscal year 2008, as illustrated in our Summary Compensation Table below, base salaries of our named executive officers represented an average of approximately 86% of their total compensation (which included base salary, cash incentive compensation, stock options expense and matching contributions made to the named executive under our 401(k) plan). The Compensation Committee considers that this percentage is relatively high, due to the fact that no RSUs or stock options were granted to our named executive officers during fiscal year 2008 as a consequence of the delay in our annual shareholders’ meeting (and the immediately ensuing board meeting at which such equity compensation is typically granted). Accordingly, while we do not target salary at a particular percentage of total compensation, the Compensation Committee anticipates that the percentage may be lower in future periods.

Bonuses.  We provide bonuses, at the discretion of the Compensation Committee and Board, to compensate our executive officers for their performance over the past year. For fiscal year 2008, we did not establish a pool for bonuses, target bonuses at a particular percentage of base salary or base decisions on other set formula or criteria, but rather based bonus-granting decisions on an individual assessment of the executive’s contribution to our company and achievement of corporate goals as well as our financial performance. Further, the Executive Employment Agreements approved in January 2007 do not include a specific amount or target for a bonus payment. During fiscal year 2008, Mr. Norris and Mr. Ely were each awarded bonuses of $50,000. Mr. Norris was awarded his bonus when he assumed his new position of Executive Vice President, Acting Chief Financial Officer and General Counsel in February 2008. Mr. Ely was awarded his bonus in July 2007 in connection with additional responsibilities assumed.

Equity-Based Incentives.  The Compensation Committee and Board strongly believe that it is important for key employees who have primary responsibility for the management, growth, and future success of our company to have significant equity ownership interest in Sonic and to have the potential to gain financially from Sonic’s stock price increases. The interests of shareholders, executives and employees should thereby be more closely aligned. The Compensation Committee and Board seek to provide such ownership interest to executives and key employees by grants of RSUs or grants of options to purchase shares of our common stock in the future at a price equal to fair market value at the date of grant. The Board determines the amounts of long-term incentive awards after considering cost and dilution impact, market trends relating to long-term incentive compensation, the individual’s position with us, remaining availability under our stock option plans and other any other factors it deems relevant. We believe the term and vesting schedule of our stock options and RSUs provide additional incentive to management to focus on long-term growth and market performance of our stock.

Under our stock option plans, shares of our common stock may be purchased at the option grant price. All grants must be exercised according to the provisions of our stock option plans. All outstanding options expire on the earlier of ten years after the date of grant or 90 days after an option holder’s termination of service with us.

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

When determining amounts of equity grants to executives and employees under our equity incentive program, the Compensation Committee considers the compensation charges associated with the grants. Beginning on April 1, 2006, we began accounting for share-based compensation in accordance with the requirements of SFAS No. 123R. Under SFAS No. 123R, grants of stock options result in compensation expense equal to the fair value of the options, which is calculated using a Black-Scholes-Merton option pricing model. The fair value of restricted stock units is equivalent to the market price of our common stock on the grant date. The expense is recognized over the option vesting period.

Chief Executive Officer Compensation

Mr. Habiger’s compensation as CEO for fiscal year 2008 was established by the Board in accordance with the guidelines described in this Annual Report. For fiscal year 2008, Mr. Habiger’s salary was $350,000. Mr. Habiger’s base salary represented approximately 96% of his total compensation, with the balance primarily consisting of $12,250 for 401(k) matching contributions made during fiscal year 2008.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis contained herein with our management and, based on the review and discussion, has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Submitted by the Compensation Committee
Robert M. Greber, Chairman
R. Warren Langley
Peter J. Marguglio

Summary Compensation Table

The following table shows for the fiscal years ended March 31, 2008 and 2007, compensation awarded to, paid to, or earned by, our “principal executive officer,” “principal financial officer” and other executive officers as of March 31, 2008 and 2007 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David C. Habiger,	2008	$350,000	$—	$715	$12,250	$362,965
Chief Executive Officer	2007	350,000	—	265,913	11,863	627,776
A. Clay Leighton(3)	2008	300,000	—	—	18,000	318,000
Chief Operating Officer	2007	300,000	—	—	11,800	311,800
Mark Ely	2008	300,000	50,000	143	1,000	351,143
Executive Vice President of Strategy	2007	249,670	59,861	53,183	11,693	374,407
Paul F. Norris(4)	2008	259,615	50,000	50,288	7,400	367,303
Executive Vice President, Acting Chief Financial Officer and General Counsel	2007	250,096	—	—	5,784	255,880

(1)	This column represents the compensation expense recognized for financial statement reporting purposes in fiscal year 2008 for stock options and RSUs granted in prior fiscal years, in accordance with SFAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please refer to Note 7, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the compensation cost of our stock and option awards.
(2)	Consists of matching contributions made by the Company on behalf of the named executive to the Company’s 401(k) plan.
(3)	Mr. Leighton was appointed Chief Operating Officer on February 25, 2008.
(4)	Mr. Norris was appointed Executive Vice President, Acting Chief Financial Officer on February 25, 2008.

During the fiscal year ended March 31, 2008, no grants of plan-based awards to the Named Executive Officers occurred.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended March 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested	Market Value of Shares or Units That Have Not Vested
David C. Habiger	400,000		$19.99	9/23/2015	—	—
A. Clay Leighton(1)	20,000		$1.12	7/12/2011	—	—
	103,000		$1.17	10/25/2011	—	—
	100,000		$3.97	3/11/2013	—	—
	100,000		$17.49	5/10/2014	—	—
	200,000		$19.99	9/23/2015	—	—
Paul F. Norris	75,000		$16.54	6/15/2015	8,750	$84,438	(2)
Mark Ely	7,507		$3.97	3/11/2013	—	—
	40,000		$17.16	3/24/2014	—	—
	40,000		$16.62	7/29/2014	—	—
	40,000		$19.76	9/21/2015	—	—

(1)	As noted in our fiscal year 2007 Form 10-K, certain of Mr. Leighton’s option grants are subject to an increase in exercise price as a result of our voluntary stock option review.
(2)	The amount was determined by multiplying the total number of shares of our common stock underlying the restricted stock units by $9.65, the closing price of our common stock on March 31, 2008.

Options Exercised

The following table shows, for the fiscal year ended March 31, 2008, the number of shares of our common stock acquired by each Named Executive Officer upon exercise of stock options in fiscal year 2008 and the corresponding dollar amounts realized upon exercise.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
David C. Habiger	—	—
A. Clay Leighton	60,000	$478,125
Paul F. Norris	—	—
Mark Ely	—	—

(1)	Represents the number of options exercised multiplied by the difference between the market price of our common stock on the exercise date and the exercise price of the options.

Employment Agreements

On January 23, 2007, our Board approved Executive Employment Agreements for David C. Habiger, A. Clay Leighton, and Mark Ely. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year end, are described in detail in the section entitled “Potential Payments upon Termination or Change in Control” below.

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

Effective February 26, 2008, Mr. Norris assumed the position of Executive Vice President, Interim Chief Financial Officer and General Counsel. In connection with his new position, Mr. Norris received a bonus of $50,000 and entered into an Amended and Restated Executive Employment Agreement (the “Norris Agreement”) with Sonic. The Norris Agreement provides for a base salary of $300,000, which represents an increase from Mr. Norris’ prior base salary of $255,000, and the right to participate in any long term or annual incentive plans maintained by Sonic for its executives. The Norris Agreement provides that (a) if Mr. Norris’s employment is terminated without Cause or if Mr. Norris terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, Sonic will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (b) in the event of a Change in Control, all of Mr. Norris’s outstanding unvested stock options, restricted stock units and other equity compensation will immediately vest in full and Sonic will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

Each of the Executive Employment Agreements contains the following terms:

For purposes hereof, “Cause” shall mean (i) Executive’s conviction of any felony under federal or state law, or any fraud, misappropriation or embezzlement, or (ii) Executive’s breach of a fiduciary duty owed to Company or commission of a material violation of Section 4 (relating to confidential information).

Executive may voluntarily terminate his employment with Company for Good Reason within 30 days of the occurrence of: (a) a material adverse change in Executive’s position causing it to be of materially less stature or responsibility without Executive’s written consent, and such a materially adverse change shall in all events be deemed to occur if Executive no longer serves in his position, unless Executive consents in writing to such change; (b) a reduction, without Executive’s written consent, in his level of compensation (including base salary and fringe benefits); (c) a relocation of his principal place of employment by more than 50 miles, or (d) failure to cure a material breach by Company (or its successor) of this Agreement within thirty (30) days after written notice from Executive to the Company identifying such breach.

For purposes of this Agreement, “Change in Control” shall have the same meaning as “Corporate Transaction,” as such term is defined in the Company’s 2004 Equity Compensation Plan.

Potential Payments upon Termination or Change in Control

The following table summarizes our estimated cost of severance payments had the executive’s employment terminated without cause or if he had terminated his employment for good reason as of March 31, 2008:

Name	Cash Payment ($)
David C. Habiger	$612,500
A. Clay Leighton	$300,000
Paul F. Norris	$300,000
Mark Ely	$300,000

The following table summarizes our estimated cost of severance payments had a Change of Control occurred on March 31, 2008:

Name	Cash Payment ($)	Other Benefits ($)
David C. Habiger	$612,500	—
A. Clay Leighton	$300,000	—
Paul F. Norris	$300,000	—
Mark Ely	$300,000	—

Director Compensation

On January 23, 2007, our Board approved the Board of Directors Compensation Policy (the “Policy”). Pursuant to the Policy, the Board shall review the annual compensation targets, including cash compensation target percentage, at each annual meeting of the Board for the “independent” Board members (each, an “Outside Director” and each Outside Director who serves as chairman of either the Board or a standing committee of the Board (each, a “Chairman”). The Policy provides for an initial annual compensation target of $100,000 for an Outside Director and for each Chairman an initial annual compensation target equal to 120% of the annual compensation target for an Outside Director. The Policy sets the initial cash compensation target percentage at 30% of the annual compensation target and the initial equity compensation target percentage at 70%, for both Outside Directors and Chairmen.

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

The following table sets forth information for the fiscal year ended March 31, 2008 regarding compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Robert J. Doris(1)	$150,000	—	$150,000
Mary C. Sauer(1)	$125,000	—	$125,000
Robert M. Greber	$120,000	—	$120,000
Peter J. Marguglio	$100,000	—	$100,000
R. Warren Langley	$100,000	—	$100,000

(1)	In lieu of the outside Directors Compensation Policy, Mr. Doris and Ms. Sauer received the above amounts in consideration of their providing advisory services to the Company’s executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 13, 2008 (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) by each of our directors, (iii) by each of our Named Executive Officers, and (iv) by all directors and executive officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)
5% Shareholders:
Royce and Associates(3)	3,251,000	12%
1414 Avenue of the Americas New York, NY 10019
William Blair & Company, L.L.C.(4)	3,006,997	11%
222 W Adams Chicago, IL 60606

Name and Address(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)
Manning & Napier Advisors, Inc.(5)	1,363,650	5%
290 Woodcliff Drive Fairport, NY 14450
Waddell & Reed Advisors Small Cap Fund, Inc.(6)	2,350,842	9%
290 Woodcliff Drive Fairport, NY 14450
Directors and Named Executive Officers:
Robert J. Doris(7)	1,316,125	5%
Mary C. Sauer(8)	487,650	2%
The Doris-Sauer Revocable Trust(9)	609,009	2%
Peter Marguglio(10)	341,293	1%
Robert M. Greber(11)	113,550	*
R. Warren Langley(11)	98,850	*
David C. Habiger(11)	420,833	2%
A. Clay Leighton(12)	645,000	2%
Mark Ely (11)	144,379	*
Paul F. Norris(13)	91,750	*
All directors and executive officers as a group (9 persons)	4,268,439	16%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.
(2)	This table is based upon information supplied by directors, officers and principal shareholders. Applicable percentage ownership for each shareholder is based on 26,383,277 shares of common stock outstanding as of June 13, 2008, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.
(3)	The information is based solely on Schedule 13G filed with the SEC by Royce and Associates on January 31, 2008.
(4)	The information is based solely on Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on April 10, 2008.
(5)	The information is based solely on Schedule 13G filed with the SEC by Manning & Napier Advisors, Inc., on February 8, 2008.
(6)	The information is based solely on Schedule 13G filed with the SEC by Waddell & Reed Advisors Small Cap Fund, Inc. on February 1, 2008.
(7)	Includes 720,531 shares owned by Mr. Doris, and 595,594 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008. Total shares exclude direct and indirect shares owned or issuable upon exercise of options by Ms. Sauer who is married to Mr. Doris, and excludes shares owned by the Doris-Sauer Trust.
(8)	Includes 217,995 shares owned by Ms. Sauer, and 269,655 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008. Total shares exclude direct and indirect shares owned or issuable upon exercise of options by Mr. Doris who is married to Ms. Sauer, and excludes shares owned by the Doris-Sauer Trust.
(9)	Includes shares owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004. Revocable trust established by Robert Doris and Mary Sauer, husband and wife. Each of Mr. Doris and Ms. Sauer are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.
(10)	Includes 193,443 shares owned by Mr. Marguglio, and 147,850 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008.
(11)	Includes 131,879 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008 and 12,500 vested RSUs within 60 days of June 13, 2008.
(12)	Includes 109,500 shares owned by Mr. Leighton and 535,500 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008.
(13)	Includes 3,500 shares owned by Mr. Norris, 5,250 vested RSUs within 60 days of June 13, 2008 and 83,000 shares issuable upon exercise of options which will be exercisable within 60 days of June 13, 2008.

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

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance-Director Independence.”

Item 14. Principal Accounting Fees and Services

BDO Seidman, LLP performed services for us in fiscal years 2008, 2007 and 2006 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid or payable to BDO Seidman in fiscal years 2008, 2007 and 2006 were as follows (in thousands):

	March 31,
	2008	2007	2006
Audit fees(1)	$1,050	$1,524	$1,426
Audit related fees(2)	1,963	102	—
Tax fees	—	—	—
All other fees	—	—	—
Total fees	$3,013	$1,626	$1,426

(1)	Audit fees are fees related to professional services rendered by BDO Seidman, LLP in connection with the audit of our financial statements and our internal controls over financial reporting, the reviews of our interim financial statements included in each of our quarterly reports on Form 10-Q and international statutory audits.
(2)	Audit-related fees are for assurance and related services, including the re-audit of our 2005 financial statements, stock option review and review of other SEC filings by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements.

Pre-Approval Policy

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by BDO Seidman must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its pre-approval policies and procedures, our Audit Committee pre-approved all audit and non-audit services prior to them being performed by BDO Seidman during the fiscal year ended March 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

See Item 8 of this Report.

(a)	2. Financial Statements Schedule.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)	3. Exhibits:

Exhibit No.	Note	Title
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(8)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
10.1	(12)	Loan and Security Agreement between Registrant and Union Bank of California, N.A., dated December 13, 2004
10.2	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.3	(15)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.4	(14)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.5	(14)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.6	(7)	Amended Registration Rights Agreement by and between VERITAS Operating Corporation and Registrant, dated December 18, 2002
10.7	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.8	(1)	Form of Indemnity Agreement
10.10	(3)	1998 Stock Option Plan (compensatory plan)
10.11	(10)	Sonic Solutions 2004 Equity Compensation Plan
10.12	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.13	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.15	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.16	(10)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.17	(11)	Sonic Solutions 2004 Stock Incentive Plan
10.18	(16)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)

Exhibit No.	Note	Title
10.19	(17)	First Amendment to Loan and Security Agreement, dated December 20, 2005, by and between Sonic Solutions and Union Bank of California, N.A.
10.20		Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006
10.21	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger
10.22	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton
10.23	(19)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely
10.24	(20)	Second Amendment to Loan and Security Agreement, dated September 28, 2007, by and between Sonic Solutions and Union Bank of California, N.A.
10.25	(21)	Third Party Security Agreement, dated September 28, 2007, by and between InterActual Technologies, Inc. and Union Bank of California, N.A.
10.26	(22)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris
10.27	(23)	Board of Directors Compensation Policy, effective as of June 12, 2008
21.1	*	List of subsidiaries
23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on December 30, 2002.
(8)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(9)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(10)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(11)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(12)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 16, 2004.
(13)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(14)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(15)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(16)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.
(19)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.
(20)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(21)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(22)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.
(23)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2008.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE
SONIC SOLUTIONS
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2008, 2007 and 2006
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended March 31, 2008	$664	(228)	—	(255)	181
Year ended March 31, 2007	$1,243	39	—	(618)	664
Year ended March 31, 2006	$1,262	672	(378)	(313)	1,243
Sales discounts, returns and allowances
Year ended March 31, 2008	$4,114	—	16,980	(14,466)	6,629
Year ended March 31, 2007	$3,992	(49)	16,797	(16,626)	4,114
Year ended March 31, 2006	$9,115	(1,061)	11,978	(16,040)	3,992

Sales discounts, returns and allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent we have legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities. At March 31, 2008 and 2007 $3,720 and $1,862, respectively, were offset against accounts receivable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on June 21, 2008.

SONIC SOLUTIONS

By:	/s/ David C. Habiger David C. Habiger President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of Sonic Solutions and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Habiger David C. Habiger	President and Chief Executive Officer (Principal Executive Officer)	June 21, 2008
/s/ Robert J. Doris Robert J. Doris	Director	June 21, 2008
/s/ Robert M. Greber Robert M. Greber	Director	June 21, 2008
/s/ Peter J. Marguglio Peter J. Marguglio	Director	June 21, 2008
/s/ R. Warren Langley R. Warren Langley	Director	June 21, 2008
/s/ Mary C. Sauer Mary C. Sauer	Director & Secretary	June 21, 2008
/s/ Paul F. Norris Paul F. Norris	Executive Vice President, Acting Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)	June 21, 2008