Form 10-Q
period 2008-06-30
SONIC SOLUTIONS/CA/
filed 2008-08-11
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 8, 2008
Common stock, no par value per share	26,543,163

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	2008
	June 30	March 31
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,923	$61,955
Restricted cash and cash equivalents	455	454
Short term investments	900	1,050
Accounts receivable, net of allowances of $2,787 and $3,901 at June 30, 2008 and March 31, 2008, respectively	13,971	15,773
Inventory	808	1,198
Deferred tax benefits	13,956	4,917
Prepaid expenses and other current assets	7,066	13,920
Total current assets	90,079	99,267
Fixed assets, net	3,288	2,959
Purchased and internally developed software costs, net	604	704
Goodwill	59,256	55,456
Acquired intangibles, net	36,786	35,502
Deferred tax benefits, net of current portion	14,632	14,642
Other assets	1,710	1,519
Total assets	$206,355	$210,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,635	$6,118
Accrued expenses and other current liabilities	27,445	29,467
Deferred revenue, current portion	7,377	6,854
Bank note payable	20,000	20,000
Obligations under capital leases, current portion	121	-
Total current liabilities	61,578	62,439
Other long term liabilities, net of current portion	2,937	2,943
Deferred revenue, net of current portion	101	65
Obligations under capital leases, net of current portion	249	-
Total liabilities	64,865	65,447
Commitments and contingencies (Note 6)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,503,602 and 26,383,277 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	163,827	163,251
Accumulated other comprehensive loss	(1,745)	(1,697)
Accumulated deficit	(20,592)	(16,952)
Total shareholders' equity	141,490	144,602
Total liabilities and shareholders' equity	$206,355	$210,049

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Net revenue	$30,114	$30,111
Cost of revenue	7,706	7,928
Gross profit	22,408	22,183

Operating expenses:
Marketing and sales	9,800	8,641
Research and development	11,680	11,646
General and administrative	6,721	6,047
Restructuring	1,275	-
Total operating expenses	29,476	26,334
Operating loss	(7,068)	(4,151)
Interest income	279	699
Interest expense	(315)	(284)
Other expense, net	(97)	(74)
Loss before income taxes	(7,201)	(3,810)
Provision for (benefit of) income taxes	(3,561)	(1,853)
Net loss	$(3,640)	$(1,957)

Net loss per share:
Basic and Diluted	$(0.14)	$(0.07)

Shares used in computing net loss per share:
Basic and Diluted	26,443	26,197

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,640)	$(1,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,807	1,993
Deferred taxes	(71)	(1,981)
Provision for returns and doubtful accounts, net of write-offs and recoveries	(1,672)	1,181
Tax expense from employee stock option plan	-	(54)
Share-based compensation	521	484
Increase in restricted cash	(1)	-
Changes in operating assets and liabilities, net:
Accounts receivable	2,916	4,661
Unbilled receivables	136	-
Inventory	390	149
Prepaid expenses and other current assets	(2,123)	180
Other assets	(155)	100
Accounts payable	517	(533)
Accrued liabilities	(2,465)	(1,809)
Deferred revenue	165	84
Net cash (used in) provided by operating activities	(3,675)	2,498

Cash flows from investing activities:
Purchase of fixed assets	(440)	(820)
Additions of intangibles	(31)	-
Purchase of short term investment instruments	-	(1,375)
Redemption of short term instruments	150	5,575
Acquisition of Simple Star	(5,046)	-
Additions to purchased and internally developed software	-	(116)
Net cash (used in) provided by investing activities	(5,367)	3,264

Cash flows from financing activities:
Proceeds from exercise of common stock options	55	-
Principal payments on capital leases	-	(1)
Net cash provided by (used in) financing activities	55	(1)

Effect of exchange rate changes on cash and cash equivalents	(45)	(192)
Net (decrease) increase in cash and cash equivalents	(9,032)	5,569
Cash and cash equivalents, beginning of period	61,955	17,090
Cash and cash equivalents, end of period	$52,923	$22,659

Supplemental disclosure of cash flow information:
Interest paid	$344	$372
Income taxes paid	$422	$432

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2008 and the results of operations and cash flows for the three months ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of March 31, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 23, 2008 (the “Fiscal 2008 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current presentation. Unless otherwise indicated, all dollar amounts are in thousands except per share data.

Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management’s judgments are based on what effect certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in its financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue Recognition
•	Share Based Compensation
•	Goodwill and Intangible Assets
•	Impairment of Long-Lived Assets
•	Accrued Liabilities
•	Tax

The Company changed the revenue recognition policy to accommodate the recognition of subscription revenue acquired as part of the Simple Star Inc. acquisition as described in “Note 13 – Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report. Revenue derived from software licenses and related products is subject to the guidance and requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement management evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

There have been no other material changes in the Company’s significant accounting polices during the three months ended June 30, 2008 compared to the significant accounting policies described in the Company’s Fiscal 2008 Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following represents a summary of recent authoritative pronouncements that could impact the accounting, reporting, and or disclosure of financial information.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The Company has not completed its evaluation of the effects, if any, that SFAS No. 162 may have on its consolidated financial statements, results of operations and cash flows.

In April 2008, the FASB issued staff position FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and other GAAP principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010 and are currently not expected to have a material effect on its consolidated financial statements, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS No. 141(R) also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effects of the business combination. SFAS No. 141(R) is effective for business combination transactions that occur on or after December 15, 2008. The Company has not determined at this time whether SFAS No. 141(R) will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not hold ownership interest in subsidiaries where the ownership interest is other than that of the Company. The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements, results of operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS No. 115” (“SFAS No. 159”). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. At the adoption of SFAS No. 159 on April 1, 2008, the Company did not elect the fair value option under SFAS No. 159 for any of its eligible financial assets and liabilities; therefore the adoption of this standard did not have any effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurement. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, however, on February 12, 2008, the FASB issued staff position FSP SFAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities. FSP SFAS 157 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have any effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company has not determined at this time whether FSP SFAS 157-2 will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

NOTE 3 – INVENTORY

The components of inventory consist of:

	2008
Inventory	June 30	March 31
Finished goods	793	1,189
Work in progress	15	9
	$808	$1,198

NOTE 4 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

Purchased and internally developed software:

The components of all intangible assets, excluding goodwill, consist of:

		June 30, 2008			March 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$3,405	$(2,812)	$593	$3,370	$(2,699)	$671
Internally developed software	3	9,853	(9,842)	11	9,853	(9,820)	33
		$13,258	$(12,654)	$604	$13,223	$(12,519)	$704

Amortization of internally developed software costs was $0.02 million and $0.04 million in the first quarters of fiscal 2009 and 2008, respectively.

Acquired Intangibles:

The components of all acquired intangible assets, excluding goodwill, consist of:

		June 30, 2008			March 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-6	$13,714	(10,214)	$3,500	$12,614	$(10,108)	$2,506
Customer lists	2-15	16,070	(8,551)	7,519	14,770	(7,474)	7,296
Trademarks	3	250	(183)	67	180	(180)	-
Brand name	Indefinite	25,700	-	25,700	25,700	-	25,700
		$55,734	$(18,948)	$36,786	$53,264	$(17,762)	$35,502

The acquired intangibles are amortized using accelerated and straight-line methods over the estimated useful lives. Amortization of acquired intangibles was $1.2 million in each of the first quarters of fiscal 2009 and 2008, respectively.

The future annual amortization expense of these acquired intangibles is expected to be as follows:

Years Ending March 31,	Amortization Expense
2009 (remaining nine months)	$3,532
2010	2,656
2011	1,696
2012	1,234
2013	849
Thereafter	1,119
$11,086

The Company evaluates the remaining useful life of intangible assets not subject to amortization, such as brand names, each annual reporting period, or when events and circumstances indicate that impairment might have occurred, to determine whether events and circumstances continue to support an indefinite useful life. If it is determined the asset now has a definite useful life, that intangible asset is then amortized prospectively over its remaining useful life. In addition, the Company tests goodwill and indefinite-lived assets for impairment at least annually. If impairment is found, the asset is reduced to its net fair value at date of impairment.

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2008 to June 30, 2008:

	March 31, 2008				June 30, 2008
Intangible asset	Net Carrying Amount	Additions (1)	Adjustment (2)	Amortization (3)	Net Carrying Amount
Goodwill	$55,456	$3,760	40	$-	$59,256
Acquired technology	3,027	1,100	-	(757)	3,370
Customer lists/contracts	6,775	1,300	-	(426)	7,649
Trademarks/brand name	25,700	70	-	(3)	25,767
	$90,958	$6,230	$40	$(1,186)	$96,042

(1) Includes Simple Star Inc. acquistion, see "Note 13 - Acquisitions".
(2) Includes adjustment for tax provision due to FIN 48 for transfer pricing reserves related to the Company's Canadian subsidiary.
(3) Amortization of intangibles is included in “Cost of Revenue” in the Condensed Consolidated Statement of Operations.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of:

	2008
Liabilities	June 30	March 31
Commissions payable	$922	$807
Accrued compensation and benefits	4,001	4,263
Accrued professional services	2,254	4,214
Accrued marketing costs	1,212	1,161
Accrued sales returns and discounts	2,351	2,908
Accrued royalties	3,703	3,264
Accrued restructuring costs	1,747	591
Taxes payable and other tax liabilities	8,048	8,888
Accrued other expense	3,207	3,371
Total accrued expenses and other current liabilities	$27,445	$29,467

NOTE 6 – CONTINGENCIES, COMMITMENTS AND CREDIT FACILITIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases for each of the quarters ended June 30, 2008 and 2007 was approximately $1.1 million.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows:

Years Ending March 31,	Operating Leases	Capital Leases(1)	Total Lease Obligations
2009 (remaining nine months)	5,267	134	$5,401
2010	4,356	134	4,490
2011	2,941	119	3,060
2012	644	29	673
Thereafter	-	-	-
	$13,208	$416	$13,624

(1) Captial lease amounts include principal and interest.

Litigation Matters

From time to time, the Company (and its predecessors in interest, including Roxio, Inc., and MGI Software Corporation (“MGI”) have been notified by companies that certain of its software products may infringe patents owned by those companies. In addition, the Company (and its predecessors in interest) have been notified by certain of its original equipment manufacturers (“OEM”) customers that they, too, have been approached by certain companies claiming possible patent infringement by the Company’s products. At June 30, 2008 the Company had accruals of approximately $0.4 million on its balance sheet related to these infringement claims. The amount, if any, necessary to settle other patent claims cannot be determined at this time. There are no assurances that the amount the Company has accrued to settle these patent infringement claims is sufficient.

Between March and June 2007, the Company was notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming it as a nominal defendant and naming some of its current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

In these actions, the plaintiffs assert claims against the individual defendants for violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust. The plaintiffs’ claims concern the granting of stock options by the Company and the alleged filing of false and misleading financial statements. All of these claims are asserted derivatively on the Company’s behalf. The plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing the Company to reform its corporate governance.

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint. Pursuant to a stipulation by the parties, defendants’ response to the complaint is due August 26, 2008. On September 19, 2007, the court in the state action granted the Company’s motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007. On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint. The hearing for defendants’ motion is set for September 5, 2008.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint, which asserts additional claims under the California Corporations Code. The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part. The time for plaintiffs to file an amended complaint in this action has expired and plaintiffs have not filed an amended complaint. Accordingly, on July 30, 2008, the Court dismissed the entire case with prejudice and entered judgment in favor of defendants.

Credit Facilities

As of June 30, 2008 the Company entered into an amendment to its Loan and Security Agreement with the Union Bank of California, N.A. (“UBOC”) that provided for a three month extension to its revolving credit facility (the “Fourth Amendment”). This amended credit facility (the “Amended Credit Facility”) provides a credit limit of $20 million, which is secured by a $20 million deposit account that was funded in the second quarter of fiscal 2009 and must remain on deposit until all amounts outstanding under the credit facility are repaid. Under the terms of the Amended Credit Facility, the Company is subject to certain limitations, including limitations on its ability to incur additional debt, sell assets, make distributions, make investments, make acquisitions, and grant liens. The Amended Credit Facility also requires the Company to meet certain affirmative covenants, including requirements that it maintain specified financial ratios for each quarter. The Amended Credit Facility is subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations.

The Company is currently evaluating its options for either negotiating an additional extension of the term of the current facility or securing a new facility.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans the Company selects. The Company’s options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin. The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of June 30, 2008, the interest rate was 5.25% based on LIBOR and the applicable margin.

As of June 30, 2008, the outstanding balance on the Amended Credit Facility was $20.0 million and is classified as a current liability. The $20 million utilized as collateral for the Amended Credit Facility is classified as cash under current assets.

Indemnification Obligations

In the normal course of business, the Company provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services. The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated. Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

The Company, as permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity. In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers and directors in connection with its stock options review and shareholder derivative and class action litigation described herein. The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has directors’ and officers’ liability insurance policies that enable it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Other

The Company sponsors a 401(k) savings plan that covers most of its U.S. employees. Participants may contribute a portion of their compensation to the plan subject to Internal Revenue Service (“IRS’) limits.   During the quarter ended June 30, 2008, the Company made matching contributions of approximately $0.2 million for the quarter ended March 31, 2008. As of June 30, 2008, the Company had accrued approximately $0.1 million for first quarter fiscal 2009 matching amounts. As of June 30, 2007, the Company had accrued approximately $0.3 million for the first quarter of fiscal 2008 matching amounts.

NOTE 7 – STOCK BENEFIT PLANS AND SHARE-BASED COMPENSATION

Stock Benefit Plans

The Company grants stock options and other stock-based awards to employees, directors and non-employees under various equity incentive plans:

•	1998 Stock Option Plan

•	2000 Stock Option Plan

•	2004 Stock Incentive Plan

•	2004 Equity Compensation Plan

•	2005 Stock Incentive Plan

For a complete discussion of these plans, please refer to the Note 7- “Shareholder Equity” to the Consolidated Financial Statements included in the Company’s Fiscal 2008 10-K.

Options

During fiscal 2008 the Company did not grant any options. A summary of option activity under all of the Company’s equity incentive plans as of June 30, 2008 and changes during the first quarter of fiscal 2009 is described below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except price and contractual terms)
Outstanding at March 31, 2008	6,412	$14.09	5.04	$7,917
Options granted	1,244	6.89
Options exercised	(35)	2.41
Options cancelled/forfeited/expired	-	-
Outstanding at June 30, 2008	7,621	$12.96	5.41	$2,951
Options Exercisable at June 30, 2008	6,355	$14.14	4.57	$2,951

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.96 on June 30, 2008, and the grant price for the options that were in-the-money at June 30, 2008.

Valuation Assumptions

The Company used the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock options. The fair value of stock options granted in the first quarter of fiscal 2009 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,
	2008	2007
Weighted-average fair value of options granted(1)	$2.56	$-
Risk-free interest rate	1.9%	-
Expected volatility	50%	-
Expected life (in years)	3.3	-
(1) Does not include weighted-average fair value of options for non-employees. Value not available due to no vesting.

Restricted Stock Units (“RSUs”)

During fiscal 2008 the Company did not grant any RSUs. A summary of RSU activity for the first three months of fiscal 2009 is described below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	286	$15.07
RSUs prior quarter releases(1)	(83)	-
RSUs granted	75	-
RSUs released	(50)	-
RSUs canceled	(15)	-
Outstanding at June 30, 2008	213	$13.67
(1) Includes adjustment for releases for RSUs that vested in previous quarters but were not released due the blackout.

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award. The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four year vesting period.

Share-Based Compensation

The following table shows total share-based compensation expense included in the unaudited consolidated statement of operations for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007
Marketingand sales	$313	$242
Research and development	57	168
General and administrative	151	74
	$521	$484

The Company recognizes share-based compensation ratably over the vesting terms of the underlying share-based awards.

NOTE 8 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended June 30,
	2008	2007
Net loss	$(3,640)	$(1,957)
Other comprehensive loss:
Foreign currency translation losses	(48)	(285)
Comprehensive loss	$(3,688)	$(2,242)

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2008	2007
Net loss applicable to common shareholders	$(3,640)	$(1,957)
Net loss per share
Basic and Diluted	$(0.14)	$(0.07)
Shares used in computing net loss per share:
Basic and Diluted	26,443	26,197

For the quarters ended June 30, 2008 and 2007, outstanding stock options and restricted stock units of 5.1 million and 4.8 million shares, respectively, were excluded from the calculation of diluted net loss per share, as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When the Company does not believe realization of a deferred tax asset is likely, it records a valuation allowance.

During the quarter ended June 30, 2007, the Company recorded an income tax benefit of $1.9 million.

During the quarter ended June 30, 2008, the Company recorded an income tax benefit of $3.6 million. After considering discrete items, the effective tax rate for the three months ended June 30, 2008 is 49.5%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, California research and development tax credits and the tax rate differential in certain foreign jurisdictions.

The Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be invested indefinitely outside the U.S.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at June 30, 2008 is approximately $0.1 million. The Company estimates that there will be no material changes in its uncertain tax positions during its 2009 fiscal year.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

NOTE 11 – FIXED ASSETS, NET

Fixed assets consist primarily of furniture, equipment, and leasehold improvements. Fixed assets are stated at cost less accumulated depreciation and amortization. The Company depreciates furniture and equipment using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the lease. The following table shows the Company’s assets, excluding goodwill and other intangible assets, by country as of June 30, 2008 and March 31, 2008:
	June 30,	March 31,
Assets by location	2008	2007
United States	$2,169	$1,922
Japan	143	154
Canada	10	7
China	878	810
Other International	88	66
Total net assets	$3,288	$2,959

NOTE 12 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

Significant Customer Information

The following table shows the Company’s significant customers for the three months ended June 30, 2008 and 2007:

	Percent of Total Net Revenues
	Three Months Ended June 30,
Customer	2008	2007
Digital River	23%	23%
Dell	15%	23%
Navarre	13%	10%
Hewlett-Packard	9%	15%
Ingram	5%	10%

Net Revenues by Segment

The Company organizes its business into two reportable segments: professional and consumer. The consumer segment focuses on delivering a complete line of software and integrated tools for OEMs, volume licensing programs (“VLP”) customers, retail resellers and consumers. The professional segment focuses on the needs of highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators. These segments reflect our internal organization by which our Chief Executive Officer and other chief decision makers evaluate the performance of the operating segments, allocate resources and make operating decisions. The Company’s consumer and professional segments accounted for approximately 92% and 8% of net revenue, respectively.

The following tables show the net revenue attributable to the two components of the Company’s consumer products segment and by product line, operating results by segment, and revenue by geographic location:

	Three Months Ended June 30,
Net revenues	2008	2007
Roxio Division	$23,726	$25,206
Advanced Technology Group	3,912	3,788
Total consumer products	27,638	28,994
Professional products	2,476	1,117
Total net revenues	$30,114	$30,111

Operating Income (Losses) by Segment

	Three Months Ended June 30,
Operating loss	2008	2007
Consumer products	$2,339	$3,942
Professional products	20	(1,928)
Unallocated operating expenses	(9,427)	(6,165)
Total operating losses	$(7,068)	$(4,151)

Net Revenue by Geographic Location

	Three Months Ended June 30,
Net Revenues	2008	2007
United States	$21,019	$25,158
Export
Canada	443	342
France	296	360
Germany	1,536	635
United Kingdom	545	809
Other European	702	1,054
Japan	4,391	414
Singapore	842	923
Taiwan	77	4
Other Pacific Rim	234	346
Other International	29	66
Total net revenues	$30,114	$30,111

The Company sells its products to customers categorized geographically by each customer’s country of domicile. Domestic revenue was 70% of net revenues and international revenue was 30% of net revenues for the three months ended June 30, 2008.

NOTE 13 – ACQUISITIONS

Simple Star, Inc.

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company, regarding its agreement to purchase certain assets. The purchase price of approximately $6.0 million was comprised of $5.0 million in cash and $1.0 million plus accrued interest due on the first anniversary of closing. The Company acquired twenty-five employees, certain assets and intangible assets consisting primarily of customer lists, technology and trademarks. Simple Star, Inc. was a software developer and online service provider based in San Francisco, California. Simple Star developed the PhotoShow® comprehensive multimedia storytelling platform and online community that enables consumers to quickly and easily turn personal photos and video clips into entertaining shows that can be enjoyed and shared on PCs, TVs, handhelds, or published to popular social media sites. The acquisition complements the Company’s business of products and services to the consumer product market, while providing an enhancement to the Company’s online business.

The following table summarizes the preliminary adjusted fair values of the net assets acquired:

Adjusted Values
Net Assets Acquired
Unbilled accounts receivable	$137
Prepaid assets	25
Fixed assets	12
Intangible assets	2,470
Deferred revenue	(358)
Sub total	2,286

Goodwill	3,760
Net assets acquired	$6,046

The adjustments above include $2,470 of intangible assets associated with customer lists, technology and trademarks. These assets will be amortized over periods of 10, 6 and 3 years, respectively. The fiscal 2009 amortization expense related to the acquired intangible assets will be approximately $0.4 million.

NOTE 14 – RESTRUCTURING

In the first quarter of fiscal 2009, Company management adopted a restructuring plan to eliminate certain positions with the intent to streamline and properly align the Company’s cost structure with its projected revenue streams. The Company accrued $1.3 million related to workforce reductions, comprised of severance and other employee termination benefits. There were no disbursements under the restructuring account for the three months ended June 30, 2008 and the Company anticipates paying out the accrued balance by the end of the third quarter of fiscal 2009.

In addition, the Company announced at the beginning of the second quarter that it intends to take actions to further reduce its workforce in order to eliminate redundant resources and related support and service organizations. The Company believes the second quarter restructuring, in conjunction with the first quarter restructuring it has already implemented, will allow the Company to better align its cost structure with its anticipated revenue stream and will result in improvements in its results of operations and cash flow.

Richmond Hill, Canada Office Closure

On October 25, 2007, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by closing its office in Richmond Hill, Canada. In December 2007 it implemented this reorganization and closed the Richmond Hill office by December 31, 2007. The Company incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure. The Company also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008. The activity for the severance related and restructuring liabilities was as follows:

	Severance and Benefits	Other Charges	Total
Balance at March 31, 2008	$30	$561	$591
Adjustments	(23)	$8	$(15)
Cash paid	(7)	(169)	(176)
Balance at June 30, 2008	$-	$400	$400

NOTE 15 – SUBSEQUENT EVENTS

The Company, during the second quarter of fiscal 2009, extended the term of the rental lease for its San Francisco location effective from September 2008 to August 2011. San Francisco’s monthly lease expense will increase by 66% and the approximate lease expense for fiscal 2009 will be $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date hereof, and are subject to risks and uncertainties. We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. We are subject to a number of risks, some of which may be similar to those of other companies of similar size in our industry, including pre-tax losses, rapid technological changes, competition, limited number of suppliers, customer concentration, failure to successfully integrate acquisitions, adverse government regulations, failure to manage international activities, and loss of key individuals. Risks that may affect our operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this report and the “Risk Factors” section of our Fiscal 2008 Form 10-K. Readers should carefully review the risk factors described in the Annual Report on Form 10-K for fiscal 2008 and in other documents that we file from time to time with the SEC.

Overview of Business

Sonic Solutions is a leading developer of software and services for enabling the creation, management, and enjoyment of digital media content such as data, photographs, audio, interactive features and video in digital formats. Our Hollywood to Home™ products are offered direct to consumers through OEMs, retail, online retail, enterprises, to high-end professional Digital Video Disc (“DVD”) authoring experts and technology developers. Our products are used across multiple operating systems, devices and media. We distribute our products across a wide variety of platforms, including Internet broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), DVD, Blu-ray Disc (“BD”), as well as other emerging formats.

Our software is used to accomplish a variety of tasks, including:

•	creating digital audio or video titles in the CD, DVD, BD and other formats;

•	recording data files on CD, DVD, BD and other recordable disc formats;

•	editing digital audio, photos and video;

•	playing DVD, BD and other disc formats, as well as digital content from other storage media and portable devices;

•	transferring digital media and data between computer and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	managing digital media on computers and other consumer electronic (“CE”) devices;

•	securely burning Content Scrambling System (“CSS”) encrypted DVDs using our Qflix™ technology; and

•	backing up the information contained on hard disks attached to personal computers (“PCs”) and CE devices.

In addition to our consumer and professional software, we also license the technology underlying our products to companies that incorporate it into products they develop. Most of our software technology is intended for use in Microsoft Windows and Apple Macintosh operating system environments, but some operate in Linux environments or other proprietary platforms.

Consumer

Our consumer segment consists of three divisions that share similar technologies, products, services, production processes, customers, and distribution methods: Roxio, Qflix and Advanced Technology Group (“ATG”).

•
Roxio Division - The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications include BackonTrack™, Backup MyPC®, CinePlayer®, Crunch™, MyDVD®, MyTV To Go™, PhotoShow®, PhotoShowTV™, PhotoSuite®, Popcorn, RecordNow®, Roxio Copy & Convert™, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with OEM suppliers of related products, (2) VLP to corporate purchasers, (3) direct-to-consumer sales through our web sites and (4) retail resellers (both online and “bricks and mortar”).

•
Qflix Division - The Qflix Division develops and sells technology that places industry-approved DVD copy protection (CSS) on recordable DVD media. This enables content owners to manufacture and deliver copy-protected DVDs directly to consumers “on demand.” The technology alleviates traditional methods of manufacturing and delivering DVDs by enabling internet distribution of content and DVD burning systems that can be located in retail establishments, on a consumer’s PC or set-top box, as well as other manufacturing facilities. The Qflix Division licenses Qflix specifications and intellectual property as well as software implementations to partners that are interested in deploying DVD on demand solutions.

•
Advanced Technology Group - ATG develops software and software components that it supplies to our other operating units and that it licenses to PC and CE application developers. We market much of this software under the Roxio, AuthorScript®, CinePlayer®, and Qflix™ brand names. ATG customers include OEM suppliers who integrate our technology into products similar to the ones we distribute directly to end users through our Roxio Division. ATG also collaborates with our corporate strategy group in the management of our patent program, under which we develop, acquire, license and sell patents.

Roxio, Qflix and ATG are reported as a single segment since it is not possible to draw a clear distinction among their business activities. All three business units sell or license CD/DVD burning, CD/DVD playback and related digital media products related to the consumer market; ATG develops much of the core engine technology behind both its own and Roxio and Qflix products; Qflix licenses CinePlayer and other software that is licensed by Roxio; and our personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs. For these reasons, our executive and senior management do not regularly review the operating results separately when deciding how to allocate resources or when assessing overall performance.

Professional

Our professional segment consists of one division, the Professional Products Group (“PPG”). PPG develops, sells, and provides technical support for a range of comprehensive compression and authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end packaged media DVD-Video, BD and other titles commercially released to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, our professional solutions are marketed and sold under the Scenarist®, CineVision® and DVDit HD® product names and Sonic® and Roxio Professional™ brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our professional authoring products for DVD and BD creation to third-party companies. Our InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs. Our professional products and services are offered to our customers through a worldwide sales force augmented with a specialized dealer network.

International Locations and Revenue

We are headquartered in Novato, California, and have sales and marketing offices in North America, Europe, Japan, China, Taiwan and in home offices in a number of locations around the world. In the three months ended June 30, 2008, approximately 70% of our revenue was attributable to sales of our software to companies located in the United States while 30% of our revenue was attributable to international sales. In the future, we expect to derive a greater percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures. Our ability to achieve profitability will also be affected by our revenue growth as well as the operating expenses associated with supporting that growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of critical estimates and changes in our significant accounting policies during the three months ended June 30, 2008 compared to the significant accounting policies described in our Fiscal 2008 Form 10-K, see “Note 1 – Basis of Presentation and Significant Accounting Policies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

GENERAL FACTORS AFFECTING OUR FINANCIAL RESULTS

RESTRUCTURING

In the first quarter of fiscal 2009, we adopted a restructuring plan to eliminate certain positions with the intent to streamline and properly align our cost structure with our projected revenue streams. We accrued $1.3 million related to workforce reductions, comprised of severance and other employee termination benefits. The restructuring occurred at the end of the first quarter of fiscal 2009, with payments and reductions in personnel anticipated to start in the second quarter of fiscal 2009 and are estimated to be complete by third quarter of fiscal 2009. We estimate our worldwide headcount will be reduced by approximately 6.5% during the first and second quarter of fiscal 2009.

For more information see “Note 14 – Restructuring” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to the Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K.

ACQUISITIONS

Simple Star, Inc.

During the first quarter of fiscal 2009, we purchased the net assets of Simple Star, Inc., a software developer. The purchase price was $6 million, with $5 million due upon completion of the agreement and $1 million plus accrued interest payable at the anniversary of the close. For more information, see Note 13- “Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 and 2007

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007
Net revenue	100.0%	100.0%
Cost of revenue	26.0%	26.0%
Gross profit	74.0%	74.0%

Operating expenses:
Marketing and sales	33.0%	29.0%
Research and development	39.0%	39.0%
General and administrative	22.0%	20.0%
Restructuring	4.0%	0.0%
Total operating expenses	98.0%	88.0%
Operating loss	(24.0)%	(14.0)%
Other income	0.0%	2.0%
Income (loss) before income taxes	(24.0)%	(12.0)%
Provision for (benefit of) income taxes	(12.0)%	(6.0)%
Net loss	(12.0)%	(6.0)%

Comparison of Three Months Ended June 30, 2008 and 2007

Net Revenue. The following table is a comparison of net revenue by division:

	Three Months Ended June 30,
Net Revenues	2008	2007	Inc (Dec)%
Roxio Division	$23,726	$25,206	$(1,480)	(6)%
Advanced Technology Group	3,912	3,788	124	3%
Total Consumer	27,638	28,994	(1,356)	(5)%
Professional products	2,476	1,117	1,359	122%
Net revenues	$30,114	$30,111	$3	0%

Net revenue was $30.1 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Net revenue for the first quarter of fiscal 2009 was impacted by a decrease of $1.4 million, or 5% in consumer product revenues partially offset by an increase of $1.4 million or 122% in professional product revenue. The decrease in consumer products was primarily due to overall economic slowdown which impacted consumer demand for software. The decrease in our consumer product revenues also resulted from lower contractual pricing with our major OEM, Dell. These decreases were in part offset by an increase in retail revenue related to the launch of Toast 9 and a reduction to the returns, allowance and discounts reserves.

The increase in our professional products revenue of $1.4 million during the three months ended June 30, 2008 compared to the same period in 2007 is due to growing acceptance of the BD format, as well as revenue that we recognized on a percentage of completion basis under a development contract.

	Three Months Ended June 30,
Net Revenues	2008	2007	Inc (Dec)%
United States	$21,019	$25,158	$(4,139)	(16)%
Export
Canada	443	342	101	30%
France	296	360	(64)	(18)%
Germany	1,536	635	901	142%
United Kingdom	545	809	(264)	(33)%
Other European	702	1,054	(352)	(33)%
Japan	4,391	414	3,977	961%
Singapore	842	923	(81)	(9)%
Taiwan	77	4	73	1825%
Other Pacific Rim	234	346	(112)	(32)%
Other International	29	66	(37)	(56)%
Net revenues	$30,114	$30,111	$3	0%

International sales accounted for $9.1 million and $5.0 million, or 30% and 16% of our net revenue for the three months ended June 30, 2008 and 2007, respectively. The increase was primarily due to an increase in net revenues from Japan associated with the PPG development contract, noted above. Additionally, during the three months ended June 30, 2007, there was a $1.2 million reduction in revenue due to increased returns reserves established for slow moving inventory in Japan, and anticipated returns from former Japanese web store reseller with which we terminated our relationship at the end of June 2007. These increases were off-set by the decrease in the United States from lower revenue from a major OEM. We expect international sales will continue to represent a significant but variable percentage of future revenue.

Significant Customers. The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables:

	Percent of Total Net Revenues		Percent of Total Accounts Receivable
	Three Months Ended June 30,		June 30,
Customer	2008	2007	2008	2007
Digital River	23%	23%	13%	13%
Dell	15%	23%	7%	11%
Navarre	13%	10%	22%	10%
Hewlett-Packard	9%	15%	2%	12%
Ingram	5%	10%	7%	12%

Revenue recognized from Dell and Hewlett-Packard was due to various development and licensing agreements; revenue recognized from Digital River was due to a reseller agreement; and revenue recognized from Ingram and Navarre was due to distributor agreements. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner could have a material adverse effect on our financial results.

Cost of Revenue. Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue decreased $0.2 million from $7.9 million for the three months ended June 30, 2007 to $7.7 million for the three months ended June 30, 2008. Our cost of revenue as a percentage of net revenue remained relatively constant at 26% for the three months ended June 30, 2008 and 2007, respectively.

Gross Profit.

	Three Months Ended June 30,
	2008	2007	Inc (Dec)%
Gross profit	$22,408	$22,183	$225	1%
Gross profit as a percentage of revenue	74%	74%	0%

Our gross profit as a percentage of net revenue was consistent at 74% for the three months ended June 30, 2008 and 2007. The relative consistency in gross profit between periods is due to the overall consistency in net revenues and cost of revenue as discussed above.

Marketing and Sales. Marketing and sales expenses consist mainly of employee salaries and benefits, travel, marketing, and other promotional expenses, facilities expense and dealer and employee sales commissions. Our marketing and sales expenses increased 13% to $9.8 million for the three months ended June 30, 2008 from $8.6 million for the three months ended June 30, 2007. Marketing and sales expenses represented 33% and 29% of net revenue for the three months ended June 30, 2008 and 2007, respectively. The increase was driven primarily by an increase in advertising and promotional expense of approximately $0.5 million associated with overall increase of spending on OEM brand marketing, on-line advertising and revenue sharing programs. Personnel related costs increased by $0.5 million with a 2% increase in headcount for the three months ended June 30, 2008 as compared to the same period in 2007. Employer taxes were lower during the three months ended June 30, 2007 due to the reversal of certain employer taxes as a result of reaching the statute of limitation on payroll taxes related to the stock option review.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our expanded product lines. As a result, we expect marketing and sales expenses may increase as a percentage of revenue during the remainder of fiscal 2009, as compared to fiscal 2008.

Research and Development. Research and development expenses consist mainly of employee salaries and benefits, facilities, travel and consulting expenses incurred in the development of new products. Our research and development expenses remained relatively constant with expenses of $11.6 million or 39% of net revenue for the three months ended June 30, 2008 and 2007, respectively.

Changes in research and development expenses for the three months ended June 30, 2008 as compared to the same period in 2007 included a $0.5 million increase in personnel related expenses with offsetting decreases in operating expense and supplies of $0.3 million, share-based compensation of $0.1 million, and facilities expenses of $0.1 million. Personnel related expenses increased as a result of higher employer taxes. As was the case with marketing and sales, employer taxes for research and development were lower during the three months ended June 20, 2007 due to the reversal of certain employer taxes as a result of reaching the statute of limitation on payroll taxes related to the stock option review. The decrease in operating expenses and supplies was a result of lower media costs for BD/HD formats and generally lower spending on hardware and software. The decrease in share based compensation is a result of employee terminations resulting in a 6% decrease in headcount in the first three months of fiscal 2009 compared to the first three months of fiscal 2008.

We expect research and development expense may decrease as a percentage of revenue during fiscal 2009 as compared to fiscal 2008, as we continue to focus on more efficient development operations.

General and Administrative. General and administrative expenses consist mainly of employee salaries and benefits, outside legal, accounting and other professional services expenses. Our general and administrative expenses increased 11% or $0.7 million for the three months ended June 30, 2008 from $6.0 million for the three months ended June 30, 2007. Our general and administrative expenses represented 22% and 20% of net revenue for the three months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses for the three months ended June 30, 2008 was primarily due to approximately $0.6 million in personnel related expenses associated to increase in headcount of 5 from 84 at June 30, 2007 to 89 at June 30, 2008, as well as an increase in our use of contractors.

We anticipate that general and administrative expenses will decrease as a percentage of revenue in fiscal 2009 as compared to fiscal 2008, primarily due to lower professional fees and other expenses related to our completed voluntary review of historical stock option grant practices and related accounting.

Interest Income, Interest Expense, and Other Expenses, Net. Interest income included the interest we earned on cash balances and short-term investments. Interest income was approximately $0.3 and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense remained consistent at approximately $0.3 million for the three months ended June 30, 2008 and 2007. Interest expense, related to the UBOC Amended Credit Facility described under “Liquidity and Capital Resources”. Other expenses, net for the three months ended June 30, 2008 and 2007 included foreign currency transaction gains and losses.

Benefit of Income Taxes. During the quarter ended June 30, 2008, we recorded an income tax benefit of $3.6 million as compared to an income tax benefit of $1.9 million for the same period in fiscal 2007. The increase in tax benefit was primarily due to additional pretax losses as a result of decreased revenues and non-recurring charges such as re-structuring and stock option review expenses. Our effective tax rate is highly dependent upon geographic distribution of our worldwide earnings and losses and the impact of certain items such as research and development credits and other permanent differences relative to our forecasted taxable income. After considering discrete items, the effective tax rate for the three months ended June 30, 2008 is 49.5%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, federal and California research and development tax credits and a tax rate differential in certain foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S.

As of June 30, 2008, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from sales of our products. Our primary use of cash is for the payment of our operating expenses. Our principal sources of liquidity consist of cash, cash equivalents and short-term investments. As of June 30, 2008 and March 31, 2008, we had cash, cash equivalents and short term investments of $52.9 million and $62.0 million, respectively. Of the $52.9 million in cash, cash equivalent and short term investments $20.0 million was deposited to a secured account in the second quarter of fiscal 2009 in accordance with the Amended Credit Facility with UBOC dated June 30, 2008. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next 12 months.

Net cash used in operating activities was $3.7 million for the three months ended June 30, 2008 compared to net cash provided by operations of $2.5 million for the three months ended June 30, 2007, a decline of $6.1 million. The significant components of cash flows from operations were a net loss of $3.6 million, adjusted by $0.5 million in non-cash expenses, and a decrease of $0.6 million in operating assets and liabilities for the three months ended June 30, 2008.

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

Investing cash activities primarily consist of redemption of auction rate securities, purchases of property and equipment and acquisitions. Net cash used in investing activities was $5.3 million compared to cash provided by investing activities of $3.3 million for the three months ended June 30, 2008 and 2007, respectively. The significant component of investing was our purchase of Simple Star Inc.’s assets for $5 million for the three months ended June 30, 2008. For the three months ended June 30, 2007, our net purchases of short term investments totaled $4.2 million and we used $0.9 million to purchase various fixed assets.

Financing cash activities primarily consist of employee stock option exercises. Net cash provided by financing was $0.06 million for the three months ended June 30, 2008 compared to $0.01 million used in financing activities for the three months ended June 30, 2007. The net increase for the three months ended June 30, 2008 was primarily related to proceeds from stock option exercises.

Our working capital decreased $8 million to $29 million at June 30, 2008 from $37 million at March 31, 2008. The decrease in working capital was primarily due to a decrease in cash associated to the Simple Star acquisition.

On June 30, 2008, we entered into the Fourth Amendment to our Amended Credit Facility with UBOC. The Amended Credit Facility provides for credit up to $20 million.

The interest rate charged on borrowings under the Amended Credit Facility can vary depending on the types of loans we select. Our options for the rate include (a) the Base Rate or (b) a LIBOR Rate plus an applicable margin. The Base Rate is defined as the higher of the Federal Funds rate as in effect from time to time plus 0.5% or the rate of interest most recently announced from time to time by UBOC as its United States Dollar “reference rate.” The applicable margin for LIBOR loans is 1.50%. As of June 30, 2008 the Amended Loan and Security Agreement had an outstanding balance of $20 million with an interest rate of 5.25% based on LIBOR and the applicable margin.

For more information, see Note 6 - “Contingencies, Commitments and Credit Facilities” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

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

Recently Issued Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, see “Note 2 – Recent Accounting Pronouncements” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of a loss that could affect our financial position resulting from adverse changes in the financial markets. Our primary risks relate to increases in interest rates and fluctuations in foreign currency exchange rates. Our market risk disclosures set forth in Item 7A of our Fiscal 2008 Form 10-K and have not changed materially.

Our market risk sensitive instruments were all entered into for non-trading purposes. We do not engage in any hedging activities and do not use derivatives or equity investments for cash investment purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our cash equivalents, short-term debt obligations and auction rate securities.

The risk for our short-term debt is associated to the changes in the Federal Fund rate. As of June 30, 2008, all borrowings under our Amended Credit Facility bear interest at 5.25%, which represents the Base Rate, or LIBOR, plus the applicable margin, as defined. The following table estimates the changes to cash flow from operations as of June 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps

$850	$950	$1,050	$1,150	$1,250

The primary objective of our short-term investment activities is to preserve principal while maximizing yields without significantly increasing our risk. Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of money market funds.

As of June 30, 2008, we had liquidated all but $0.9 million of our auction rate security investments and invested the proceeds in money market accounts. If the issuers are unable to successfully close future auctions and their credit ratings significantly deteriorate, we may be required to further adjust the carrying value of these investments and realize an impairment charge for an other than temporary decline in fair value. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other potential sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business as usual.

Foreign Currency Risk

The financial statements of our non-U.S. subsidiaries are re-measured into U.S. dollars using the local currency as the functional currency. The market risk associated with the foreign currency exchange rates is not material in relation to our consolidated financial position, results of operations or cash flows. We do not have any significant accounts payable, account receivable or commitments in a currency other than that of the reporting unit’s functional currency.

As we fund our international operations, our cash and cash equivalents could be affected by changes in exchange rates. To date, the foreign currency exchange rate effect on our cash and cash equivalents has not been significant. We remeasure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the period. Foreign currency gains were $0.08 million in the three months ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In these actions, the plaintiffs assert claims against the individual defendants for violations of the Securities Exchange Act, violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust. The plaintiffs’ claims concern the granting of stock options by us and the alleged filing of false and misleading financial statements. All of these claims are asserted derivatively on our behalf. The plaintiffs seek, among other relief, an indeterminate amount of damages from the individual defendants and a judgment directing us to reform our corporate governance.

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint. Pursuant to a stipulation by the parties, defendants’ response to the complaint is due August 26, 2008. On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on September 16, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 23, 2002 and May 17, 2007. On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint. The hearing for defendants’ motion is set for September 5, 2008.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiffs in that action filed an amended complaint, which asserts additional claims under the California Corporations Code. The court sustained our demurrers to the amended complaint, without leave to amend in part and with leave to amend in part. The time for plaintiffs to file an amended complaint in this action has expired and plaintiffs have not filed an amended complaint. Accordingly, on July 30, 2008, the Court dismissed the entire case with prejudice and entered judgment in favor of defendants.

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

 ITEM 1A. RISK FACTORS

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of our Fiscal 2008 Form 10-K.

We have significant amount of assets on our balance sheet for which their realization is dependent on our future profitability.

Under GAAP, we review our intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. The carrying value of our goodwill or other intangible assets may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, if one of our business units does not meet its near-term and longer-term forecasts, the goodwill assigned to the business unit could be impaired. Similarly, a significant decline in our stock price and/or market capitalization may result in goodwill impairment for one or more business units. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill or other intangible assets is determined to exist, which may negatively impact our results of operations.

If we continue to experience net losses over an extended period of time, we may need to establish a valuation allowance on our deferred tax asset relating to our net operating loss carry forwards, which could adversely affect our results of operations.

We have generated domestic net operating loss carry forwards that resulted in an increase in our existing deferred tax assets. If the current trends and market conditions continue and if we continue to generate net operating losses, we may need to evaluate increasing the valuation allowance on our deferred tax assets. The key components of this evaluation are, among other things, considering all of the positive and negative evidence in existence at that time, including the cumulative results of operations in recent years, the nature of recent losses, forecasts of a return to profitability and the length of tax loss carry forward periods. A substantial increase in the valuation allowance on our deferred tax assets would adversely affect our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Combined 2006 and 2007 Annual Meeting of Shareholders held on June 12, 2008 at the Company's headquarters, the Company shareholders voted to approve Robert J. Doris, Robert M. Greber, R. Warren Langley, Peter J. Marguglio, and Mary C. Sauer to continue to serve as directors for the ensuing fiscal year until their resignation or successors are elected. The vote for the nominated directors was as follows: out of a total of 26,383,277 shares eligible to vote at the meeting: (i) 23,610,212 shares voted in favor, and 1,085,922 shares withheld for the approval of Robert J. Doris; (ii) 23,396,440 voted in favor, and 1,299,694 withheld for the approval of Robert M. Greber; (iii) 23,396,470 voted in favor, and 1,299,664 withheld for the approval of R. Warren Langley; (iv) 23,401,672 voted in favor, and 1,294,462 withheld for the approval of Peter J. Marguglio; and (v) 23,466,415 voted in favor, and 1,229,719 withheld for the approval of Mary C. Sauer.

ITEM 6. EXHIBITS

10.1	Union Bank of California Loan and Security Agreement Amendment

10.2	Union Bank of California Security Agreement

10.3	Union Bank of California Revolving Promissary Note

10.4	Union Bank of California Consent of Guarantor

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 11th day of August, 2008.

SONIC SOLUTIONS

/s/ David C. Habiger	August 11, 2008

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	August 11, 2008

Paul F. Norris Executive Vice President, Acting Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)