Form 10-Q
period 2008-09-30
SONIC SOLUTIONS/CA/
filed 2008-11-10
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 6, 2008
Common stock, no par value per share	26,562,810

SONIC SOLUTIONS
FORM 10-Q

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	2008
	September 30	March 31
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,272	$61,955
Restricted cash and cash equivalents	456	454
Short term investments	-	1,050
Accounts receivable, net of allowances of $3,268 and $3,901 at September 30, 2008 and March 31, 2008, respectively	14,420	15,773
Inventory	757	1,198
Deferred tax benefits	13,949	13,920
Prepaid expenses and other current assets	4,078	4,917
Total current assets	63,932	99,267
Fixed assets, net	3,723	2,959
Purchased and internally developed software costs, net	533	704
Goodwill	59,156	55,456
Acquired intangibles, net	35,561	35,502
Deferred tax benefits, net of current portion	19,323	14,642
Other assets	2,560	1,519
Total assets	$184,788	$210,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,289	$6,118
Accrued expenses and other current liabilities	27,714	29,467
Deferred revenue, current portion	7,660	6,854
Bank note payable	-	20,000
Obligations under capital leases, current portion	124	-
Total current liabilities	42,787	62,439
Other long term liabilities, net of current portion	2,784	2,943
Deferred revenue, net of current portion	100	65
Obligations under capital leases, net of current portion	217	-
Total liabilities	45,888	65,447
Commitments and contingencies (Note 6) Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,562,810 and 26,383,277 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	164,771	163,251
Accumulated other comprehensive loss	(1,586)	(1,697)
Accumulated deficit	(24,285)	(16,952)
Total shareholders' equity	138,900	144,602
Total liabilities and shareholders' equity	$184,788	$210,049

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$31,076	$32,270	$61,189	$62,381
Cost of revenue	9,350	8,756	17,055	16,684
Gross profit	21,726	23,514	44,134	45,697

Operating expenses:
Marketing and sales	9,645	9,303	19,446	17,944
Research and development	10,575	11,650	22,256	23,296
General and administrative	5,177	6,562	11,897	12,609
Restructuring	267	245	1,541	245
Total operating expenses	25,664	27,760	55,140	54,094
Operating loss	(3,938)	(4,246)	(11,006)	(8,397)
Interest income	254	816	532	1,515
Interest expense	(409)	(425)	(724)	(709)
Other income (expense)	(321)	298	(417)	224
Loss before income taxes	(4,414)	(3,557)	(11,615)	(7,367)
Provision for (benefit of) income taxes	(720)	(1,404)	(4,282)	(3,257)
Net loss	$(3,694)	$(2,153)	$(7,333)	$(4,110)

Net (loss) per share:
Basic and diluted	$(0.14)	$(0.08)	$(0.28)	$(0.16)

Shares used in computing net loss per share:
Basic and diluted	26,533	26,223	26,474	26,210

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,333)	$(4,110)
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	3,744	3,956
Deferred taxes	(4,908)	(3,806)
Provision for returns and doubtful accounts, net of write-offs and recoveries	(506)	4,141
Loss on disposition of assets	15	2
Tax benefit (expense) from employee stock option plans	-	(156)
Increase in restricted cash	(2)	-
Share-based compensation	1,227	826
Changes in operating assets and liabilities
Accounts receivable	2,122	1,912
Inventory	442	(380)
Prepaid expenses and other current assets	759	921
Other assets	(106)	279
Accounts payable	1,172	1,361
Accrued liabilities	(2,882)	(481)
Deferred revenue	450	721
Net cash (used in) provided by operating activities	(5,806)	5,186

Cash flows from investing activities:
Purchase of fixed assets	(1,392)	(1,497)
Acquisition of Simple Star, Inc.	(5,046)	-
Purchase of short term investment instruments	-	(15,174)
Redemption of short term instruments	150	37,975
Additions to purchased and internally developed software	(77)	(197)
Net cash (used in) provided by investing activities	(6,365)	21,107

Cash flows from financing activities:
Proceeds from exercise of common stock options	312	136
Borrowings on capital leases	(30)	-
Payments on bank credit facility	(20,000)	-
Principal payments on capital leases	-	(2)
Net cash (used in) provided by financing activities	(19,718)	134
Effect of exchange rate changes on cash and cash equivalents	206	(457)
Net increase (decrease) in cash and cash equivalents	(31,683)	25,970
Cash and cash equivalents, beginning of period	61,955	17,090
Cash and cash equivalents, end of period	$30,272	$43,060

Supplemental disclosure of cash flow information:
Interest paid	$618	$729
Income taxes paid	$443	$536
Supplemental disclosure of non-cash transactions:
Cash holdback related to Simple Star, Inc. acquistion	$1,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2008 and the results of operations and cash flows for the three and six months ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of March 31, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements. Operating results for the six months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 23, 2008 (the “Fiscal 2008 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current presentation. Unless otherwise indicated, all dollar amounts are in thousands except per share data.

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

On an ongoing basis, the Company evaluates estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, valuation of investment instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition
•	Allowances for sales returns and doubtful accounts
•	Share-based compensation
•	Valuation of acquired businesses, assets and liabilities
•	Classification of investments and assessment of related unrealized losses
•	Goodwill and intangible assets
•	Impairment of long-lived assets
•	Accrued liabilities
•	Contingencies
•	Income tax and deferred tax asset valuation

Revenue Recognition

The Company revised its revenue recognition policy, during the first quarter of fiscal 2009, to accommodate the recognition of subscription revenue acquired as part of its acquisition of certain assets of  Simple Star, Inc.’s assets as described in “Note 12 – Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report. Revenue derived from software licenses and related products are subject to the guidance and requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement management evaluates the transaction as if each element represents a separate unit of accounting, if applicable, taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

There were no other material changes in the Company’s significant accounting policies during the three or six months ended September 30, 2008 compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following represents a summary of recent authoritative pronouncements that could impact or have impacted the Company’s accounting, reporting, and/or disclosure of financial information.

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 157, Fair Value Measurement, which clarifies the definition of fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurement. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is generally effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have any significant effect on the Company’s consolidated financial position, results of operations, or cash flows, but did change certain disclosure requirements. See “Note 3 – Fair Value Measurement” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations, which replaces SFAS No. 141 Business Combinations. SFAS No. 141(R) establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS No. 141(R) also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effects of the business combination. SFAS No. 141(R) is effective for business combination transactions that occur on or after fiscal years beginning after December 15, 2008. The Company has not determined at this time whether SFAS No. 141(R) will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157. FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The Company has not determined at this time whether FSP SFAS 157-2 will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles. The provisions of FSP SFAS 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements, results of operations or cash flows.

On November 15 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The Company has not completed its evaluation of the effects, if any, that SFAS No. 162 may have on its consolidated financial statements, results of operations and cash flows.

NOTE 3 - FAIR VALUE MEASUREMENTS

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and also expands disclosures about fair value measurements.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The Company reports additional financial assets and liabilities at their respective carrying amounts as the carrying amounts approximate fair value due to the short term maturity of those items. These include: cash and cash equivalents, cash sweep, restricted cash, receivables, accounts payables, and accrued liabilities. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets
Money market account (1)	$20,927	$20,927	$-
Select auction variable rate securities (2)	900	-	900
Total	$21,827	$20,927	$900

(1) Included in "Cash and cash equivalents" in the Balance Sheet.
(2) Included in "Other assets" in the Balance Sheet.

The Company’s money market funds are considered a Level 1 financial asset. The fair value is based on unadjusted quoted market prices and approximates its carrying value due to the short-term nature of the money market account. The primary objective of the Company’s money market is to preserve capital for the purpose of funding operations and are not for trading or speculative purposes.

To date the Company has collected, and continues to collect, all interest due on the select auction variable rate securities (“SAVRS”) and expects to continue to do so in the future. Historically, the carrying value of the SAVRS approximated fair value due to the frequent resetting of variable interest rates, however due to the recent failed auctions the Company has been required to hold the investment beyond its auction reset date and reclassify the SAVRS from short-term to long-term investments on the accompanying balance sheet as of September 30, 2008.

Fair values determined by Level 2 utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 2 financial assets consist of the SAVRS at $0.9 million.

The SAVRS valuation assumptions include, but are not limited to, interest rate yield and market rate of return for comparable securities, expected term, an internal analysis of the creditworthiness of the issuer, collateralization of the underlying securities, credit risk of guarantor, and the ability of the Company to hold the SAVRS until maturity. Additionally, the Company received notification from the issuer regarding the intent to redeem the securities at par during the Company’s third quarter of fiscal 2009. In making assumptions of required rates of return, the Company considered non-callable securities and the credit quality of the security. As a result, the Company will continue to carry the SAVRS at par value and will continue to monitor the market for SAVRS and consider its impact, if any, on the fair value of the investment.

NOTE 4 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

Purchased and internally developed software:

The components of all intangible assets, excluding goodwill, consist of (in thousands):

		September 30, 2008			March 31, 2008
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$3,448	$(2,915)	$533	$3,370	$(2,699)	$671
Internally developed software	3	9,821	(9,821)	-	9,853	(9,820)	33
		$13,269	$(12,736)	$533	$13,223	$(12,519)	$704

Amortization expense related to purchased or internally developed software was $0.01 million and $0.03 million for the three and six months ended September 30, 2008, respectively. Comparatively, amortization expense was $0.02 million and $0.1 million for the three and six months ended September 30, 2007, respectively.

Acquired Intangibles:

The components of all acquired intangible assets, excluding goodwill, consist of (in thousands):

		September 30, 2008			March 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-6	$14,314	(11,005)	$3,309	$12,614	$(9,541)	$3,073
Customer lists	2-15	15,570	(9,081)	6,489	14,770	(8,041)	6,729
Trademarks	3	250	(187)	63	180	(180)	-
Trademarks/brand name	Indefinite	25,700	-	25,700	25,700	-	25,700
		$55,834	$(20,273)	$35,561	$53,264	$(17,762)	$35,502

The acquired intangibles are amortized using accelerated and straight-line methods over the estimated useful lives. Amortization expense for acquired intangibles was $1.3 million and $2.5 million for the three and six months ended September 30, 2008, respectively. Comparatively, amortization of acquired intangibles was $1.2 million and $2.4 million for the three and six months ended September 30, 2007, respectively.

The future annual amortization expense of these acquired intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2009 (remaining six months)	$2,395
2010	2,676
2011	1,720
2012	1,242
2013	844
Thereafter	984
$9,861

Impairment Testing

The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually during the fourth quarter ending March 31, 2008 and at other times when events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to complete Step 1 of the impairment test, determining and comparing the fair value of the reporting unit to the Company’s carrying value. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of the goodwill.

The Company determined that there was a triggering event under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, requiring the Company to further evaluate the carrying value of the intangible assets associated to uMedia Digital Technology Corporation (“uMedia”), a Chinese software development company acquired in the fourth quarter of fiscal 2008. The primary reason for the acquisition was to obtain access to and employ key software engineers. Subsequent to the acquisition, all of the engineers were reassigned to other Company engineering projects and the former uMedia projects were no longer actively supported. Management reviewed the expected future sales and cash flow of the intangible assets and noted that the future sales and cash flow expectations were significantly reduced due to the reassignment. The Company recorded an impairment of $0.05 million during the second quarter of fiscal 2009. There were no other indications of impairment or possible impairment of the other amortized intangible assets during the second quarter of fiscal 2009.

Additionally, the Company performed a goodwill impairment analysis during the quarter ended September 30, 2008 primarily due to the downward trend of the fair market value of the stock. Impairment testing included a discounted cash flow which included estimates of market growth, market share, historical data, and other external and internal estimates. There were no other indications of impairment or possible impairment and management will continue to monitor and will perform the annual impairment testing in the third quarter of fiscal 2009.

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2008 to September 30, 2008 (in thousands):

	March 31, 2008				September 30, 2008
Intangible asset	Net Carrying Amount	Additions(1)	Adjustment(2)	Amortization (3)	Net Carrying Amount
Goodwill	$55,456	$3,660	40	$-	$59,156
Acquired technology	3,073	1,700	-	(1,464)	3,309
Customer lists/contracts	6,729	800	-	(1,040)	6,489
Trademarks/brand name	25,700	70	-	(7)	25,763
	$90,958	$6,230	$40	$(2,511)	$94,717

(1) Includes Simple Star Inc. acquistion, see "Note 12 - Acquisitions" within this form 10-Q of fiscal 2009.
(2) Includes adjustment for tax provision due to FIN 48 "Accounting for Uncertainty in Income Taxes" for transfer pricing reserves related to the Company's Canadian subsidiary.
(3) Amortization of intangibles is included in “Cost of Revenue” in the Condensed Consolidated Statement of Operations.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2008
	September 30	March 31
Commissions payable	$516	$807
Accrued compensation and benefits	4,337	4,263
Accrued professional services	1,678	4,214
Accrued marketing costs	897	1,161
Accrued returns, allowances and discounts	3,036	2,908
Accrued royalties	3,920	3,264
Accrued acquisition/restructuring costs	871	591
Income taxes payable and other tax liabilities	9,046	8,888
Accrued other expense	3,413	3,371
Total accrued expenses and other current liabilities	$27,714	$29,467

NOTE 6 – CONTINGENCIES, COMMITMENTS AND CREDIT FACILITIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment. Rent expense under operating leases was approximately $1.2 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $2.4 million and $2.2 million for the six months ended September 30, 2008 and 2007, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operational Leases	Capital Leases	Total Lease Obligations
2009 (remaining six months)	$3,022	$67	$3,089
2010	4,430	134	4,564
2011	2,958	119	3,077
2012	650	29	679
Thereafter	-	-	-
	$11,060	$349	$11,409

Litigation Matters

At June 30, 2008, the Company had accruals of approximately $0.4 million on its balance sheet related to infringement claims. During the second quarter of 2009, the related anticipated legal expenses did not occur and the Company reversed the $0.4 million legal accrual. The reversal is reflected under the category "Professional fees" on the accompanying consolidated statements of operations.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint. Pursuant to a stipulation by the parties, defendants’ response to the complaint is due November 25, 2008. On September 19, 2007, the court in the state action granted the Company’s motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on December 4, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007. On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint. On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action. Upon the reassignment, the court directed defendants to refile the motion to dismiss on the same schedule as in Wilder v. Doris.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code. The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part. Plaintiff did not file an amended complaint. Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants. On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment. The schedule for the appeal has not yet been set.

Credit Facilities

During the first quarter of fiscal 2009, the Company entered into an amendment to its Loan and Security Agreement with the Union Bank of California, N.A. (“UBOC”) that provided for a three month extension of the maturity date of its revolving credit facility  to September 26, 2008 of the maturity date of its revolving credit facility (the “Fourth Amendment”). This amended credit facility (the “Amended Credit Facility”) provided a credit limit of $20 million, which was secured by a $20 million deposit account which was  funded by the Company in the second quarter of fiscal 2009. On September 29, 2008, the Company paid off the credit facility in accordance with the terms and as a result of the expiration of the Amended Credit Facility, with the $20 million secured deposit plus accrued interest.

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

NOTE 7 – STOCK BENEFIT PLANS AND SHARE-BASED COMPENSATION

Stock Benefit Plans

The Company grants stock options and other share-based awards to employees, directors and non-employees under various equity incentive plans:

•	2000 Stock Option Plan
•	2004 Stock Incentive Plan
•	2004 Equity Compensation Plan
•	2005 Stock Incentive Plan

For a complete discussion of these plans, please refer to the Note 7- “Shareholder Equity” to the Consolidated Financial Statements included in the Company’s Fiscal 2008 10-K.

Options

During fiscal 2008 the Company did not grant any options. The Company had the following stock option activity for the six months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual terms)
Outstanding at March 31, 2008	6,412	$14.09	5.04	$7,917
Options granted	1,244	6.89
Options exercised	(35)	2.41
Options cancelled/forfeited/expired	-	-
Outstanding at June 30, 2008	7,621	$12.96	5.41	$2,951
Options granted	45	4.90
Options exercised	(59)	3.87
Options cancelled/forfeited/expired	(1,263)	16.31
Outstanding at September 30, 2008	6,344	$12.32	6.21	$1,475
Exercisable at September 30, 2008	5,204	$13.50	5.44	$1,475

The total compensation cost not yet recognized for non-vested options of $2.6 million has a weighted average period of 2.68 years over which the compensation expense is expected to be recognized.

Restricted Stock Units (“RSUs”)

The Company had the following RSU activity for the six months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands, except grant fair value)
Outstanding at March 31, 2008	286	15.07
RSUs prior quarter release(1)	(83)
RSUs granted	75
RSUs released	(50)
RSUs canceled	(15)
Outstanding at June 30, 2008	213	13.67
RSUs granted	-
RSUs released	-
RSUs canceled	(7)
Outstanding at September 30, 2008	206	13.02

(1)  Includes adjustment for releases for RSUs that vested in previous quarters but were not released due to the blackout period.

The total compensation cost not yet recognized of $1.6 million has a weighted average period of 2.28 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period.

Valuation Assumptions

During fiscal 2008, the Company did not grant any options or RSUs. The assumptions used to value option grants and RSUs during the three and six months ended September 30, 2008 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Weighted-average fair value of options granted	$1.76	$-	$2.47	$-
Risk-free interest rate	1.9%	-	1.9%	-
Expected volatility	49%	-	50%	-
Expected life (in years)	3.2	-	3.3	-

Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants.

Share-Based Compensation

The share-based compensation expense for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Marketing and sales	$291	$169	$604	$411
Research and development	62	113	119	280
General and administrative	353	60	504	134
	$706	$342	$1,227	$825

The Company recognizes share-based compensation ratably over the vesting term of the underlying share-based awards.

NOTE 8 – COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(3,694)	$(2,153)	$(7,333)	$(4,110)
Other comprehensive loss:
Unrealized loss	(104)	-	(104)	-
Foreign currency translation gains (losses)	263	(396)	215	(681)
Comprehensive loss	$(3,535)	$(2,549)	$(7,222)	$(4,791)

NOTE 9 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Net loss applicable to common shareholders	$(3,694)	$(2,153)	$(7,333)	$(4,110)
Net loss per share:
Basic and diluted	$(0.14)	$(0.08)	$(0.28)	$(0.16)
Shares used in computing net loss per share:
Basic and diluted	26,533	26,223	26,474	26,210

For the three months ended September 30, 2008 and 2007, outstanding stock options and RSUs of 6.5 million and 5.1 million shares, respectively, and for the six months ended September 30, 2008 and 2007, outstanding stock options and RSUs of 6.2 million and 4.8 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When the Company does not believe the realization of a deferred tax asset is likely, it records a valuation allowance.

During the three and six months ended September 30, 2008, the Company recorded an income tax benefit of $0.7 million and $4.3 million, respectively. The Company calculated its projected annual effective tax rate for the year ending March 31, 2009 to be 40.3%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, California research and development tax credits and the tax rate differential on earnings in foreign jurisdictions. The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S. During the three and six months ended September 30, 2008, the Company also recorded a discrete tax expense of approximately $0.4 million related to foreign taxes.

As of September 30, 2008, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Internal Revenue Code Section 382. The Company has also established a full valuation allowance for its Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. The Company believes that due to this closure, it will more-likely-than-not be unable to realize these deferred tax assets.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued during the six months ended September 30, 2008 was not material. As of September 30, 2008, the Company had accrued approximately $0.1 million of interest and penalties. The Company estimates that there will be no material changes in its uncertain tax positions during its 2009 fiscal year.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

Significant Customer Information

The following table shows the Company’s significant customers for the three and six months ended September 30, 2008 and 2007 (in percentages):

	Percent of Total Net Revenue				Percent of Total Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,
Customers	2008	2007	2008	2007	2008	2007
Dell	15%	25%	15%	24%	5%	11%
Digital River	20%	24%	21%	24%	12%	18%
Navarre	20%	21%	16%	16%	26%	26%
Hewlett-Packard	12%	11%	10%	13%	4%	3%

Net revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements; net revenue recognized from Navarre is pursuant to distributor agreements; and net revenue recognized from Digital River is pursuant to a reseller agreement.

Segment Reporting Information

Revenues by Segment:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the Company to report certain information about its operating segments. An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company organizes its business into two reportable segments: professional and consumer. The consumer segment focuses on delivering a complete line of software and integrated tools for original equipment manufacturers (“OEM”), volume licensing programs (“VLP”) customers, retail resellers and consumers. The professional segment focuses on the needs of highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators. These segments reflect our internal organization by which our Chief Executive Officer and other chief decision makers evaluate the performance of the operating segments, allocate resources and make operating decisions.

The consumer segment includes software and services for enabling the creation, management, and enjoyment of digital media content such as data, photographs, audio, interactive features and video in digital formats. The products are intended for use by lower-end professionals, enthusiasts or “prosumers,” and consumers. Included in this segment is the software the Company acquired in connection with the Roxio CSD acquisition, as well as the web-based service acquired in connection with the Simple Star, Inc. acquisition. The Company’s consumer segment’s products also include software that it licenses to other companies for inclusion in their products.

The Company’s professional products segment includes advanced creation tools for DVD-Video, Blu-ray Disc and other formats, which are intended for use by high-end technically-oriented customers and professional videographers who may offer media creation services for a fee.

The following tables show the net revenue attributable to the two components of the Company’s consumer products segment and by product line, operating results by segment, and net revenue by geographic location (in thousands):

	Three Months Ended September 30,
Net revenues	2008	2007	Increase (Decrease)%
Roxio Division	$25,695	$28,819	$(3,124)	(11)%
Advanced Technology Group	2,087	2,069	18	1%
Total consumer products	27,782	30,888	(3,106)	(10)%
Professional products	3,294	1,382	1,912	138%
Total net revenues	$31,076	$32,270	$(1,194)	(4)%

	Six Months Ended September 30,
Net revenues	2008	2007	Increase (Decrease)%
Roxio Division	$49,420	$54,025	$(4,605)	(9)%
Advanced Technology Group	5,999	5,857	142	2%
Total consumer products	55,419	59,882	(4,463)	(7)%
Professional products	5,770	2,499	3,271	131%
Total net revenues	$61,189	$62,381	$(1,192)	(2)%

For the first six months of fiscal 2008 and 2007, the consumer segment accounted for approximately 91% and 96% of net revenue,  respectively. For the first six months of fiscal 2008 and 2007, the professional segment account for approximately 9% and 4% of net revenue,  respectively.

Operating Income (Loss) by Segment (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss)
Consumer	$2,221	$4,149	$4,559	$8,091
Professional audio and video	790	(1,690)	810	(3,618)
Unallocated operating expenses	(6,949)	(6,705)	(16,375)	(12,870)
Total operating loss	$(3,938)	$(4,246)	$(11,006)	$(8,397)

Net Revenue by Geographic Location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Revenues	2008	2007	2008	2007
United States	$22,394	$26,538	$43,412	$51,694
Export
Canada	587	167	1,029	508
France	430	266	726	626
Germany	1,121	1,036	2,658	1,671
United Kingdom	950	889	1,495	1,698
Other European	883	1,112	1,585	2,167
Japan	3,345	815	7,736	1,229
Singapore	886	782	1,727	1,706
Taiwan	43	19	120	23
Other Pacific Rim	247	444	480	791
Other International	190	202	221	268
Total net revenue	$31,076	$32,270	$61,189	$62,381

The Company sells its products to customers categorized geographically by each customer’s country of domicile. Domestic net revenue was $22.4 million and $26.5 million and international net revenue was $8.7 million and $5.7 million for the three months ended September 30, 2008 and 2007, respectively. Domestic net revenue was $43.4 million and $51.7 million for the six months ended September 30, 2008. International revenue was $17.8 million and $10.7 million for the six months ended September 30, 2008 and 2007, respectively.

NOTE 12 – ACQUISITION

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company, regarding its agreement to purchase certain of Simple Star Inc.’s assets. The purchase price of approximately $6.0 million with $5.0 million in cash due upon completion of the agreement and $1.0 million plus accrued interest due on the first anniversary of closing. During the six months ended September 30, 2008, the Company recorded a net purchase accounting adjustments of $0.1 million pertaining to goodwill and intangibles.

The business combination was accounted for under Financial SFAS No. 141, Business Combinations. The application of purchase accounting under SFAS No. 141 requires the total purchase price to be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding fair value being recorded as goodwill.  The Company assessed the fair value of the assets acquired and liabilities assumed and adjusted the purchase accounting accordingly. The following table summarizes the adjusted fair value for the assets acquired (in thousands):

Updated Allocation
Assets acquired
Unbilled accounts receivable	$137
Fixed assets	12
Prepaid assets	25
Intangible assets	2,570
Deferred revenue	(358)
Goodwill	3,660
Net assets acquired	$6,046

NOTE 13 – RESTRUCTURING

On June 27, 2008, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by the end of this calendar year (the “Reorganization”). Additional initiatives include establishing certain operations closer in location to the Company’s global customers and reducing the Company’s overhead costs resulting in a restructuring charge of $1.5 million related to severance, the closing of the Company’s office in Germany and related costs. The restructuring accrual balance is reflected in "Accrued and other liabilities” in the Condensed Consolidated Balance Sheets. For a further discussion of restructuring activities see “Note 14 – Subsequent Events” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The activity in the accrued restructuring reserves was as follows for the first half of fiscal 2009 (in thousands):

	Severance and related costs	Other	Total
Reserve Balance at June 30, 2008	$1,312	$224	$1,536
Amounts paid	(738)	-	(738)
Reserve Balance at September 30, 2008	$574	$224	$798

Richmond Hill, Canada Office Closure

On October 25, 2007, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by closing its office in Richmond Hill, Canada. In December 2007 the Company implemented this reorganization and closed the Richmond Hill office by December 31, 2007. The Company incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure. The Company also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008. The activity for the severance related and restructuring liabilities was as follows (in thousands):

	Severance And Benefits	Other Charges	Total
Reserve balance at March 31, 2008	$30	$561	$591
Adjustments	(23)	(3)	(26)
Cash paid	(7)	(485)	(492)
Reserve balance at September 30, 2008	$-	$73	$73

NOTE 14 – SUBSEQUENT EVENTS

On October 27, 2008, the Company began implementing a restructuring plan to consolidate its Advanced Technology Group and Roxio® division into a single business unit, unify its OEM licensing efforts, eliminate organizational redundancies, improve product design methods and processes, and reduce its workforce by approximately 100 positions by the end of the calendar year. To meet these goals, the Company expects to incur a charge of approximately $2.5 million consisting of approximately $1.3 million relating to one-time termination benefits and approximately $1.2 million relating to building and office consolidations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

References in this report to the “Company,” Sonic,” “we,” “our”, or “us” means Sonic Solutions together with its subsidiaries, except where the context otherwise requires.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.” The words “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words. These forward looking statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date of this Quarterly Report on Form 10-Q hereof, and involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
the negative impact of current macroeconomic conditions on consumers and associated impact on their ability and inclination to spend on leisure and entertainment related activities and related software and electronics;

•
the timely introduction and acceptance of new products and services including but not limited to the rate of acceptance of Sonic’s Qflix initiative, online services and high-definition products by content owners, original equipment manufacturers and consumers;

•	competing products and services that may, now or in the future, be available to consumers;
•	pricing pressures associated with products or services offered by current or future competitors;
•	Sonic’s ability to maintain sufficient liquidity and continue to fund its capital needs;
•	the costs associated with new product and service introductions and the possible adverse effects on gross margins;
•	fluctuations in demand for Sonic products and services;
•	the transition of products to new hardware configurations and platforms;
•	unforeseen increases in operating expenses;
•	loss of significant customers, major distributors or key suppliers;
•	risks related to acquisitions and the integration of acquired business, assets, personnel and systems;
•	risks associated with international operations;
•	risks associated with new or adverse government regulations and regulatory developments;
•	the loss of key management personnel;
•	costs of Sarbanes Oxley (“SOX”) compliance or business expansion;
•	costs associated with litigation or patent prosecution and intellectual property claims; and
•	changes in effective tax rates.

Other risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to:

•	tax issues or liability that relate to adjustments to the measurement dates associated with stock options issued by Sonic;
•	unforeseen issues resulting from the restatement of Sonic’s financial statements and related matters; and
•	the impact of litigation related to Sonic’s stock options grant practices or any restatement of its financial statements.

We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from the results discussed in or implied by such forward-looking statements. Risks that may affect our operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and the “Risk Factors” section of our Fiscal 2008 Form 10-K. Readers should carefully review the risk factors described in these filings and in other documents that we file from time to time with the SEC.

Overview of Business

Sonic Solutions is a leading developer of software and services for enabling the creation, management, and enjoyment of digital media content such as data, photographs, audio, interactive features and video in digital formats. Our Hollywood to Home™ products are offered direct to consumers through OEMs, retail, online retail, enterprises, to high-end professional Digital Video Disc (“DVD”) and Blu-ray Disc (“BD”) authoring experts and technology developers. Our products are used across multiple operating systems, devices and media. We distribute our products across a wide variety of platforms, including Internet broadband, broadcast, mobile and optical disc formats such as Compact Audio Disc (“CD-Audio”), BD and DVD, as well as other emerging formats.

Our software is used to accomplish a variety of tasks, including:

•	creating digital audio or video titles in the CD, DVD, BD and other formats;

•	recording data files on CD, DVD, BD and other recordable disc formats;

•	editing digital audio, photos and video;

•	playing DVD, BD and other disc formats, as well as digital content from other storage media and portable devices;

•	transferring digital media and data between a computer and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	managing digital media on computers and other consumer electronic (“CE”) devices;

•	securely burning Content Scrambling System (“CSS”) encrypted DVDs using our Qflix™ technology; and

•	backing up the information contained on hard disks attached to personal computers (“PCs”) and CE devices.

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

•
Roxio Division - The Roxio Division offers a number of consumer digital media software products under the Roxio® brand name. Our applications and online services include BackonTrack™, Backup MyPC®, CinePlayer®, Crunch™, MyDVD®, PhotoShow®, PhotoShowTV™, PhotoSuite®, Popcorn, RecordNow®, Roxio Creator®, Roxio Copy & Convert™, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, and others. We sell and market these products through four primary channels: (1) product bundling arrangements with OEM suppliers of related products, (2) VLP to corporate purchasers, (3) direct-to-consumer sales through our web sites and (4) retail resellers (both online and “bricks and mortar”).

•
Qflix Division - The Qflix Division develops and sells technology that places industry-approved DVD copy protection (CSS) on recordable DVD media. This enables content owners to manufacture and deliver copy-protected DVDs directly to consumers “on demand.” The technology alleviates traditional methods of manufacturing and delivering DVDs. The Qflix program enables entertainment to be distributed via the internet and securely recorded to DVD through burning systems that can be located in retail establishments, on a consumer’s PC or set-top box, as well as in manufacturing facilities. The Qflix Division licenses Qflix specifications and intellectual property as well as software implementations to partners that are interested in deploying DVD on demand solutions.

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

Roxio, Qflix and ATG are reported as a single segment since it is not possible to draw a clear distinction among their business activities. All three business units sell or license CD/DVD/BD burning, CD/DVD/BD playback and related digital media products related to the consumer market; ATG develops much of the core engine technology behind both its own and Roxio and Qflix products; Qflix licenses CinePlayer and other software that is licensed by Roxio; and our personnel transfer and/or share responsibilities between the two units in order to efficiently manage business flow and meet client needs. For these reasons, our executive and senior management do not regularly review the operating results separately when deciding how to allocate resources or when assessing overall performance. See “Note 14 – Subsequent Events” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion regarding our restructuring and consolidation of divisions.

Professional

Our professional segment consists of one division, the Professional Products Group (“PPG”). PPG develops, sells, and provides technical support for a range of comprehensive compression and authoring solutions that enable commercial content owners, such as major Hollywood motion picture studios, to create and distribute high-end packaged media DVD-Video, BD and other titles commercially released to mass consumer markets worldwide.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On an ongoing basis, we evaluate our estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, valuation of investment instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals. The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating our reported financial results:

•	Revenue recognition
•	Allowances for sales returns and doubtful accounts
•	Share-based compensation
•	Valuation of acquired businesses, assets and liabilities
•	Classification of investments and assessment of related unrealized losses
•	Goodwill and intangible assets
•	Impairment of long-lived assets
•	Accrued liabilities
•	Contingencies
•	Income tax and deferred tax asset valuation

For a complete description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Impairment Testing
We test the carrying amount of goodwill and other indefinite-lived intangible assets annually during the fourth quarter ending March 31, 2008 and at other times when events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At the time of testing we are required to complete Step 1 of the impairment test, determining and comparing the fair value of the reporting unit to the Company’s carrying value. Step 2 is required to be completed if Step 1 indicates that the carrying value of the reporting unit exceeds the fair value and involves the calculation of the implied fair value of the goodwill.

We determined that there was a triggering event under SFAS No. 142, requiring us to further evaluate the carrying value of the intangible assets associated to uMedia Digital Technology Corporation (“uMedia”), a Chinese software development company acquired in the fourth quarter of fiscal 2008. The primary reason for the acquisition was to obtain access to and employ key software engineers. Subsequent to the acquisition, all of the engineers were reassigned to other Company engineering projects and the former uMedia projects were no longer actively supported. Management reviewed the expected future sales and cash flow of the intangible assets and noted that the future sales and cash flow expectations were significantly reduced due to the reassignment. We recorded an impairment of $0.05 million during the second quarter of fiscal 2009. There were no other indications of impairment or possible impairment of the other amortized intangible assets during the second quarter of fiscal 2009.

Additionally, we performed a goodwill impairment analysis during the quarter ended September 30, 2008 primarily due to the downward trend of the fair market value of the stock. Impairment testing included a discounted cash flow which included estimates of market growth, market share, historical data, and other external and internal estimates. We did not identify other indications of impairment or possible impairment and we will continue to monitor and will perform the annual impairment testing in the third quarter of fiscal 2009.

Revenue Recognition

We changed our revenue recognition policy, during the first quarter of fiscal 2009, to accommodate the recognition of subscription revenue acquired as part of the Simple Star Inc. acquisition as described in “Note 12 – Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report. Revenue derived from software licenses and related products is subject to the guidance and requirements of American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, as amended by SOP No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Revenue from subscriptions is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. In the event of a multiple element arrangement management evaluates the transaction as if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in SOP No. 97-2 and Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

There were no other material changes in our significant accounting policies during the three or six months ended September 30, 2008 compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

RECENTLY ADOPTED ACCOUNTING STANDARDS

We adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value, on June 30, 2008.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to valuation techniques.  These inputs can be readily observable, market corroborated or generally unobservable.  We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  We classify fair value balances based on the observation of those inputs.  The ultimate exit price could be significantly different than currently estimated. For a further discussion of our measurement on fair value see “Note 3 – Fair Value Measurements” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

GENERAL FACTORS AFFECTING OUR FINANCIAL RESULTS

RESTRUCTURING

On June 27, 2008, we initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by December 31, 2008 (the “Reorganization”). Additional initiatives include establishing certain operations closer in location to our global customers and reducing our overhead costs resulting in a restructuring charge of $1.5 million related to severance, Germany office closure, and related costs. The restructuring accrual balance is reflected in "Accrued and other liabilities” in the Condensed Consolidated Balance Sheets. For a further discussion of restructuring activities see “Note 13 – Restructuring” and “Note 14 – Subsequent Events” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and for restructuring actions that were implemented prior to fiscal 2009, please refer to the Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K.

ACQUISITIONS

Simple Star, Inc.

During the first quarter of fiscal 2009, the we entered into an Asset Purchase Agreement with Simple Star, Inc., a software development company, regarding its agreement to purchase certain of Simple Star, Inc.’s assets. The purchase price of approximately $6.0 million with $5.0 million in cash due upon completion of the agreement and $1.0 million plus accrued interest due on the first anniversary of closing. During the six months ended September 30, 2008, we recorded a net purchase accounting adjustments of $0.1 million pertaining to goodwill and intangibles. For a complete discussion of the acquisition, please refer to the Note 12 - “Acquisitions” to the Unaudited Consolidated Financial Statements included in our first quarter 10-Q for fiscal 2009.

Contingencies

As described in Note 6, “Contingencies, Commitments and Credit Facilities,” to the condensed consolidated financial statements in this Quarterly Report, and Part II, Item 1, “Legal Proceedings,” included in this Quarterly Report, we are subject to various claims relating to products, technology, patent, shareholder and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, we are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted.

RESULTS OF OPERATIONS

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the three and six months ended September 30, 2008 and 2007, respectively (in percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	30%	27%	28%	27%
Gross profit	70%	73%	72%	73%

Operating expenses:
Marketing and sales	31%	29%	32%	29%
Research and development	34%	36%	36%	37%
General and administrative	17%	20%	19%	20%
Restructuring	1%	1%	3%	0%
Total operating expenses	83%	86%	90%	86%
Operating loss	(13)%	(13)%	(18)%	(13)%
Other income	(1)%	2%	(1)%	2%
Loss before income taxes	(14)%	(11)%	(19)%	(11)%
Provision for (benefit of) income taxes	(2)%	(4)%	(7)%	(5)%
Net loss	(12)%	(7)%	(12)%	(6)%

Net Revenue Comparison of Three and Six Months Ended September 30, 2008 and 2007

Net Revenue. The following table is a comparison of net revenue by division (in thousands other than percentages):

	Three Months Ended September 30,
Net Revenues	2008	2007	Increase (Decrease)%
Roxio Division	$25,695	$28,819	$(3,124)	(11)%
Advanced Technology Group	2,087	2,069	18	1%
Total consumer	27,782	30,888	(3,106)	(10)%
Professional products	3,294	1,382	1,912	138%
Net revenues	$31,076	$32,270	$(1,194)	(4)%

	Six Months Ended September 30,
Net Revenues	2008	2007	Inc (Dec)%
Roxio Division	$49,420	$54,025	$(4,605)	(9)%
Advanced Technology Group	5,999	5,857	142	2%
Total consumer	55,419	59,882	(4,463)	(7)%
Professional products	5,770	2,499	3,271	131%
Net revenues	$61,189	$62,381	$(1,192)	(2)%

Net revenue was approximately $31.1 million for the three months ended September 30, 2008, a decrease of approximately $1.2 million or 4% from approximately $32.3 million for the three months ended September 30, 2007. The decrease in net revenue for the three months ended September 30, 2008 was primarily due to a decrease in consumer product revenue of approximately $3.1 million or 10% offset by an increase of approximately $1.9 million or 138% in professional products revenue. The decrease in consumer revenues related primarily to an overall economic slowdown which impacted customer demand for software and a decrease in contractual pricing with Dell. The decline in consumer product revenues was offset by an increase in professional product revenues related primarily to a Japan PPG development contract and the growing acceptance of the BD format.

Net revenue was approximately $61.2 million for the six months ended September 30, 2008, a decrease of approximately $1.2 million or 2% from approximately $62.4 million for the six months ended September 30, 2007. The decrease in net revenue for the six months ended September 30, 2008 was primarily due to a decrease in consumer product revenue of approximately $4.5 million or 7% offset by an increase of approximately $3.3 million or 131% in professional products revenue. The decrease in consumer revenues related primarily to an overall economic slowdown which impacted customer demand for software and a decrease in contractual pricing with Dell. The decline in consumer product revenues was offset by an increase in professional product revenues related primarily to a Japan PPG development contract and the growing acceptance of the BD format.

	Three Months Ended September 30,
Net Revenues	2008	2007	Increase (Decrease)%
United States	$22,394	$26,538	$(4,144)	(16)%
Export
Canada	587	167	420	251%
France	430	266	164	62%
Germany	1,121	1,036	85	8%
United Kingdom	950	889	61	7%
Other European	883	1,112	(229)	(21)%
Japan	3,345	815	2,530	310%
Singapore	886	782	104	13%
Taiwan	43	19	24	126%
Other Pacific Rim	247	444	(197)	(44)%
Other international	190	202	(12)	(6)%
Net revenues	$31,076	$32,270	$(1,194)	(4)%

	Six Months Ended September 30,
Net Revenues	2008	2007	Inc (Dec)%
United States	$43,412	$51,694	$(8,282)	(16)%
Export
Canada	1,029	508	521	103%
France	726	626	100	16%
Germany	2,658	1,671	987	59%
United Kingdom	1,495	1,698	(203)	(12)%
Other European	1,585	2,167	(582)	(27)%
Japan	7,736	1,229	6,507	529%
Singapore	1,727	1,706	21	1%
Taiwan	120	23	97	422%
Other Pacific Rim	480	791	(311)	(39)%
Other international	221	268	(47)	(18)%
Net revenues	$61,189	$62,381	$(1,192)	(2)%

International sales accounted for $8.7 million and $5.7 million, or 28% and 18% of our net revenue for the three months ended September 30, 2008 and 2007, respectively. International sales accounted for $17.8 million and $10.7 million or 29% and 17% for the six months ended September 30, 2008 and 2007, respectively. The increase in international sales is primarily due to an increase in net revenues from Japan associated to professional products development contracts and acceptance of the BD format.

Significant Customers

The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables (in percentages):

	% of Total Net Revenues				% of Total Accounts Receivable
	Three Months Ended September 30,		Six Months Ended September 30,		September 30,
Customer	2008	2007	2008	2007	2008	2007
Dell	15%	25%	15%	24%	5%	11%
Digital River	20%	24%	21%	24%	12%	18%
Navarre	20%	21%	16%	16%	26%	26%
Hewlett-Packard	12%	11%	10%	13%	4%	3%

No other customer accounted for more than 10% of our revenue for the periods presented. Revenue recognized from Dell and Hewlett-Packard was pursuant to various development and licensing agreements. Revenue recognized from Digital River was pursuant to a reseller agreement. Revenue recognized from Navarre was pursuant to distributor agreements. The loss of any one of these customers and our inability to obtain new customers to replace the lost revenue in a timely manner would have a material adverse effect on our financial results.

Cost of Revenue

Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. Our cost of revenue as a percentage of net revenue increased 3% to 30% for the three months ended September 30, 2008 and increased 1% to 28% for the six months ended September 30, 2008. The increase for the three and six months ended are primarily due to increased product packaging costs associated to new product releases.

Gross Profit

 The following table reflects gross profit and gross profit as a percentage of net revenues for the fiscal period ended September 30, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)%
Gross profit	$21,726	$23,514	$(1,788)	(8)%
Gross profit as a percentage of net revenue	70%	73%	(3)%

	Six Months Ended September 30,		Increase
	2008	2007	(Decrease)%
Gross profit	$44,134	$45,697	$(1,563)	(3)%
Gross profit as a percentage of net revenue	72%	73%	(1)%

Our gross profit as a percentage of net revenue decreased to 70% and 72% for the three and six months ended September 30, 2008 from 73% for the three and six months ended September 30, 2007, respectively. The decrease in gross profit for the three and six months ended September 30, 2008 was primarily due to increase in cost of sales as a percentage of net revenues discussed above.

Operating Expenses for the Three and Six Months Ended September 30, 2008 and 2007

Marketing and Sales

Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. The following table reflects the marketing and sales operating expenses for the fiscal period ended September 30, 2008 and 2007, respectively (in thousands other than percentages):

	September 30,		Increase	x%
	2008	2007	(Decrease)	Change

Three months ended	$9,645	$9,303	$342	3.68%
Percentage of total net revenue	31%	29%
Six months ended	$19,446	$17,944	$1,502	8.37%
Percentage of total net revenue	32%	29%

The increase in marketing and sales expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to an increase in advertising and promotional expense. As a percentage of net revenue, our marketing and sales expenses increased 2% in the second quarter of fiscal 2009 from 29% in second quarter of fiscal 2008 and increased 3% in the six months ended September 30, 2008 from 29% in the six months ended September 30, 2007. The increase relates primarily to an increase in advertising and promotional expenses. Share-based compensation expense was $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Share-based compensation was $0.6 million and $0.4 million for the six months ended September 30, 2008 and 2007 respectively.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development. The following table reflects the research and development operating expenses for the fiscal period ended September 30, 2008 and 2007, respectively (in thousands other than percentages):
	September 30,			%
	2008	2007	Increase (Decrease)	Change
Three months ended	$10,575	$11,650	$(1,075)	(9)%
Percentage of total net revenue	34%	36%
Six months ended	$22,256	$23,296	$(1,040)	(4)%
Percentage of total net revenue	36%	37%

The decrease in research and development expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to reduced headcount associated to the first quarter restructuring efforts. As a percentage of net revenue, our research and development expenses decreased by 2% in the second quarter of fiscal 2009 from 36% in second quarter of fiscal 2008 and decreased 1% in the six months ended September 30, 2008 from 37% in the six months ended September 30, 2007. Share-based compensation expense was $0.06 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Share-based compensation was $0.1 million and $0.3 million for the six months ended September 30, 2008 and 2007 respectively.

We anticipate that research and development expenses may decrease as a percentage of net revenue for the remaining fiscal year primarily due to restructuring plans initiated in the first quarter and third quarter of fiscal 2009 (see “Note 14 – Subsequent Events” contained in this form Quarterly Report.

General and Administrative

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, expenses associated with computer equipment and software used in the administration of the business, charitable contributions and various forms of insurance. The following table reflects the general and administrative operating expenses for the fiscal period ended September 30, 2008 and 2007, respectively (in thousands other than percentages):

	September 30,		Increase	%
	2008	2007	(Decrease)	Change
Three months ended	$5,177	$6,562	$(1,385)	(21)%
Percentage of total net revenue	17%	20%
Six months ended	$11,897	$12,609	$(712)	(6)%
Percentage of total net revenue	19%	20%

The decrease in general and administrative expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to a decrease in professional services and stock option review expenses for the three and six months ended September 30, 2008. As a percentage of net revenue, our general and administrative expenses decreased by 3% in the second quarter of fiscal 2009 from 20% in second quarter of fiscal 2008 and decreased by 1% in the six months ended September 30, 2008 from 20% in the six months ended September 30, 2007. Share-based compensation expense was $0.4 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Share-based compensation was $0.5 million and $0.1 million for the six months ended September 30, 2008 and 2007 respectively.

Restructuring Charges

Restructuring expenses consist of primarily of severance and other employee related costs, facility related expenses, non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income. The following table reflects the restructuring charges the fiscal period ended September 30, 2008 and 2007, respectively (in thousands other than percentages):

	September 30,		Increase	%
	2008	2007	(Decrease)	Change
Three months ended	$267	$245	$22	8%
Percentage of total net revenue	1%	1%
Six months ended	$1,541	$245	$1,296	529%
Percentage of total net revenue	3%	0%

The increase in restructuring expense in the second quarter and first half of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to the restructuring plan initiated in the first quarter of fiscal 2009. As a percentage of net revenue, our restructuring expenses were 1% in the second quarters of fiscal 2009 and 2008. Restructuring expenses increased by $1.3 million from $0.2 million for the six months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, accrued restructuring charges totaled $0.9 million and we expect to payout this liability by the end of fiscal 2009. We anticipate that restructuring expenses may increase as we continue to streamline our operations and align our resources with our strategic business objectives. See “Note 14 – Subsequent Events” contained in this form Quarterly Report for additional discussions regarding restructuring activities during the third quarter of fiscal 2009.

Income Taxes

Provision (Benefit) for Income Taxes.

During the three and six months ended September 30, 2008, we recorded an income tax benefit of $0.7 million and $4.3 million, respectively. We calculated our projected annual effective tax rate for the year ending March 31, 2009 to be 40.3%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, California research and development tax credits and the tax rate differential on earnings in foreign jurisdictions. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the U.S. During the three and six months ended September 30, 2008, we recorded a discrete tax expense of $0.4 million related to foreign taxes.

As of September 30, 2008, we maintained a valuation allowance of approximately $1.7 million against our InterActual Technologies subsidiary’s net operating losses due to the limitation on the utilization of these losses under Internal Revenue Code Section 382. We have also established a full valuation allowance for our Canada subsidiary’s deferred tax assets as a result of the closure of its facilities in late 2007. We believe that due to this closure, we will more-likely-than-not be unable to realize these deferred tax assets.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2008. We recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued during the six months ended September 30, 2008 was not material. As of September 30, 2008, we had accrued approximately $0.1 million of interest and penalties. We estimate that there will be no material changes in its uncertain tax positions during its 2009 fiscal year.

We file our income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. We are no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003. Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

The activity for the benefit for income taxes for the periods ended September 30, 2008 and 2007, respectively, was as follows (in thousands other than percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Pretax loss	$(4,414)	$(3,557)	$(11,615)	$(7,367)
Income tax benefit	$(720)	$(1,404)	$(4,282)	$(3,257)
Effective Tax Rate	16%	39%	37%	44%

Our effective tax rate benefit decreased in the three months and six months ended September 30, 2008 in this current fiscal year as compared to the same periods in fiscal year 2008. The net decrease is primarily due to the suspension of the federal R&D credit, the additional tax recorded to true up our United Kingdom tax liability and the impact of lower taxable earnings from non-US operations in fiscal 2009.

Non-Operating Income for the Three and Six Months Ended September 30, 2008 and 2007

Interest Income and Interest Expense, net

Interest income includes interest earned on cash balances and long-term investments. Interest income was $0.2 million and $0.5 million for second quarter and first half of fiscal 2009 as compared to $0.8 million and $1.5 million for the corresponding periods of fiscal 2008. The decline in interest income is primarily related to a decrease in cash and cash equivalents and long-term investments.

Interest expense relates to the UBOC credit facility paid off on September 29, 2008 according to its terms. Interest expense was $0.4 million and $0.07 million for second quarter and first half of fiscal 2009 and 2008, respectively.

Liquidity and Capital Resources

Our primary source of cash is from sales of our products and the primary uses of our cash are for payment of our operating expenses. As of September 30, 2008, our principal sources of liquidity are cash and cash equivalents of $30 million and trade accounts receivable of $14 million. The following sections discuss changes in our liquidity and capital resources during fiscal 2009 and should be read in conjunction with the consolidated statements of cash flows.

Cash and Cash Equivalents and Long Term Investments (in thousands other than percentages)

	September 30,	March 31,	Dollar	%
	2008	2007	Change	Change
Cash and cash equivalents	$30,272	$61,955	$(31,683)	(51)%
Restricted Cash	456	454	2	0%
Long term investments (1)	1,485	585	$900	154%
Total	$32,213	$62,994	$(30,781)

(1)   Included in "Other assets" in the Balance Sheet.

Cash and cash equivalents decreased by 51% or approximately $31.7 million during the six months ended September 30, 2008 compared to $62.0 million for the six months ended September 30, 2007. The primary decrease in cash and cash equivalents pertains to the payoff of the UBOC credit facility of $20 million, the purchase of Simple Star, Inc., assets for approximately $5.0 million, and approximately $5 million used in operating activities. Long-term investments increased by 154% or $0.9 million for the six months ended September 30, 2008 compared to six months ended September 30, 2007, primarily due to the reclassification of the select auction variable rate securities (“SAVRS”) of $0.9 million, from short-term investments to long-term investments as described in Note 3 - “Fair Value Measurements” in this Quarterly Report. We believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months.

Cash used in operating activities during the six months of fiscal 2009 of approximately $5.8 million compared to cash generated of approximately $5.2 million for the same period in fiscal 2008. Significant uses of cash for the first six months of fiscal 2008 primarily consisted of an increase of accrued liabilities of $2.9 million with the significant source of cash consisting of $2.1 million for collection of accounts receivable. Significant sources of cash for the six months ended September 30, 2007 consisted primarily of $1.9 million due to collection of accounts receivable and the significant use of cash consisted of approximately $0.4 million for accrued liabilities.

Investing activities used approximately $6.4 million during the six months ended September 30, 2008 compared to cash generated by investing activities of approximately $21 million. Investing activities primarily consisted of the Simple Star Inc. purchase of $5.0 million and fixed asset purchases of $1.4 million for the six months ended September 30, 2008. For six months ended September 30, 2007 investing activities generated cash from redemption of short-term investments consisting of approximately of $38.0 million and offset by purchases of short-term investments of approximately $15.2 million.

Financing activities during the six months ended September 30, 2008 used $20.0 million in cash compared to financing activities generated of $0.1 million for the six months ended September 30, 2008. The $20 million was used to payoff the revolving Union Bank of California, N.A. (“UBOC”) credit facility. Proceeds from the exercise of stock options generated cash of $0.1 million for the six months ended September 30, 2007.

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in China, UK and Japan. As of September 30, 2008, we held an aggregate of $28.8 million in cash, cash equivalents in the United States and an aggregate of $1.4 million in foreign accounts. Funds in foreign accounts are generated from revenue outside the United States.

As of September 30, 2008, we estimated that our SAVRS had a fair value of $0.9 million. During the second quarter and first six months of fiscal 2008, we did not record an unrealized loss or impairment associated to these securities. For a further discussion see “Note 3 – Fair Value Measurement” contained in this form Quarterly Report.

Revolving Credit Facility

During the first quarter of fiscal 2009, we entered into an amendment to our Loan and Security Agreement with the Union Bank of California, N.A. (“UBOC”) that provided for a three month extension to September 26, 2008 of the maturity date of our revolving credit facility (the “Fourth Amendment”). This amended credit facility (the “Amended Credit Facility”) provided a credit limit of $20 million, which was secured by a $20 million deposit account which we funded in the second quarter of fiscal 2009. On September 29, 2008, we paid off the credit facility in accordance with the terms and as a result of the expiration of the Amended Credit Facility, with the $20 million secured deposit plus accrued interest.

Net Working Capital

Working capital is comprised of current assets less current liabilities, as shown on our unaudited condensed consolidated balance sheets. As of September 30, 2008, our net working capital was $26.3 million, compared to $36.8 million as of March 31, 2008. The decrease of in working capital primarily relates to the payoff of the credit facility of $20 million, purchase of certain assets from Simple Star, Inc. and due to operating activities during the second quarter of fiscal 2009.

We believe that liquidity provided by our existing working capital, together with expected cash flows from operations and available sources of equity and equipment financing, will be sufficient to support our operations through at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we would be required to fund our cash requirements by seeking financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all.

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

Recently Issued Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, see “Note 2 – Recent Accounting Pronouncements” to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our cash equivalents and SAVRS.

The following table estimates the changes to cash flow from operations as of September 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month period:

Interest Rate Decrease		No Change to	Interest Rate Increase
100 bps	50 bps	Interest Rate	50 bps	100 bps

$0.02	$0.03	$0.5	$0.03	$0.04

Cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost which approximates market value. Cash equivalents consist of cash, sweep funds, and money market funds.

We have investments in SAVRS at September 30, 2008 totaling $0.9 million which were reclassified to long-term investments from short-term investments and is reported at fair value. The SAVRS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. As a result of current negative conditions in the global credit markets, since March 2008, the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Even though the SAVRS auctions have failed the SAVRS still provide interest income. We continue to monitor the market for SAVRS and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, we may be required to record additional unrealized losses. See “Note 3 – Fair Value Measurement” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes to Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between March and June 2007, we were notified that a total of five shareholder derivative lawsuits had been filed by persons identifying themselves as shareholders of our Company and purporting to act on our behalf, naming us as a nominal defendant and naming some of our current and former officers and directors as defendants. Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint. Pursuant to a stipulation by the parties, defendants’ response to the complaint is due November 25, 2008. On September 19, 2007, the court in the state action granted our motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on December 4, 2008.

In addition to the derivative actions, two putative shareholder class actions have been filed against us and various of our executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between October 23, 2002 and May 17, 2007. On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint. On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action. Upon the reassignment, the court directed defendants to refile the motion to dismiss on the same schedule as in Wilder v. Doris.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against us and various of our executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the our shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained our demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code. The court sustained our demurrers to the amended complaint, without leave to amend in part and with leave to amend in part. Plaintiff did not file an amended complaint. Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants. On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment. The schedule for the appeal has not yet been set.

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

ITEM 1A. RISK FACTORS.

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of our Fiscal 2008 Form 10-K and described in Item 1A – Risk Factors of our first quarter Form 10-Q for fiscal 2009.

Current uncertainty in global economic conditions poses a risk to the overall economy and has had and may continue to have a negative impact on consumers and impact their ability and inclination to spend on leisure and entertainment related activities and related software and electronics in response to tighter credit and negative financial news, which could result in reduced product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including a downturn in the software industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, expectations for inflation, and energy prices;
•	changes in the rate of acceptance of new products, including Sonic's high-definition series products and Sonic's Qflix initiative by content owners, original equipment manufacturers and consumers;
•	changes in the rate of the transition of products to new hardware configurations and platforms;
•	competitive pressures, including pricing pressures, from companies that have competing products;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

If product demand decreases, we may be required to record an impairment on our long-lived assets including facilities and equipment, as well as intangible assets, which would increase our expenses. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, lower our gross margin percentage, or require us to recognize impairments of our assets.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on Sonic’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and increased expense or inability to obtain financing of Sonic’s operations.

 ITEM 6. EXHIBITS

10.1	Executive Bonus Plan, Effective October 1, 2008 (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference 99.1 to Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the November 10th day of November, 2008.

SONIC SOLUTIONS

/s/ David C. Habiger	November 10, 2008

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	November 10, 2008

Paul F. Norris Executive Vice President, Acting Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)