Form 10-Q
period 2008-12-31
SONIC SOLUTIONS/CA/
filed 2009-02-09
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 6, 2009
Common stock, no par value per share	26,589,980

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	2008
	December 31	March 31
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,145	$61,955
Restricted cash and equivalents	456	454
Short term investments	-	1,050
Accounts receivable, net of allowance for returns and doubtful accounts of $3,792 and $3,901 at December 31, 2008 and March 31, 2008, respectively	10,181	15,773
Inventory	1,159	1,198
Prepaid expenses and other current assets	4,075	4,917
Deferred tax benefits	75	13,920
Total current assets	41,091	99,267
Fixed assets, net	3,261	2,959
Purchased and internally developed software costs, net	466	704
Goodwill	4,628	55,456
Acquired intangibles, net	16,665	35,502
Deferred tax benefit, net of current portion	-	14,642
Other assets	1,989	1,519
Total assets	$68,100	$210,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,653	$6,118
Accrued expenses and other current liabilities	28,150	29,467
Deferred revenue, current portion	7,093	6,854
Bank note payable	-	20,000
Obligations under capital leases, current portion	126	-
Total current liabilities	41,022	62,439
Other long term liabilities, net of current portion	724	2,943
Deferred revenue, net of current portion	105	65
Obligations under capital leases, net of current portion	184	-
Total liabilities	42,035	65,447
Commitments and contingencies (Note 6)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,587,580 and 26,383,277 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively.	162,640	163,251
Accumulated deficit	(135,400)	(16,952)
Accumulated other comprehensive loss	(1,175)	(1,697)
Total shareholders' equity	26,065	144,602
Total liabilities and shareholders' equity	$68,100	$210,049

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenue	$26,525	$35,602	$87,714	$97,984
Cost of revenue	7,224	8,002	24,279	24,686
Impairment of intangibles	19,579	-	19,579	-
Gross margin	(278)	27,600	43,856	73,298

Operating expenses:
Marketing and sales	8,650	9,284	28,095	27,228
Research and development	8,861	10,868	31,116	34,165
General and administrative	6,672	8,015	18,571	20,623
Restructuring	1,110	2,869	2,651	3,115
Impairment of goodwill	56,174	-	56,174	-
Total operating expenses	81,467	31,036	136,607	85,131
Operating loss	(81,745)	(3,436)	(92,751)	(11,833)
Interest income	119	717	652	2,232
Interest expense	(13)	(400)	(737)	(1,109)
Other loss	(161)	(23)	(579)	201
Income loss before income taxes	(81,800)	(3,142)	(93,415)	(10,509)
Provision for (benefit of) income taxes	29,316	(1,235)	25,035	(4,492)
Net loss	$(111,116)	$(1,907)	$(118,450)	$(6,017)

Net loss per share:
Basic and diluted	$(4.27)	$(0.07)	$(4.47)	$(0.23)

Shares used in computing net loss per share:
Basic and diluted	25,997	26,250	26,517	26,223

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(118,450)	$(6,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,165	5,818
Impairment of intangibles	19,579	-
Deferred taxes	23,762	(5,496)
Impairment of goodwill	56,173	-
Goodwill	-	714
Provision for returns and doubtful accounts, net of write-offs	-	2,891
Loss on disposition of asset	33	(75)
Share-based compensation	1,543	1,343
Increase in restricted cash	(2)	(451)
Changes in operating assets and liabilities
Accounts receivable	5,919	4,220
Inventory	39	(598)
Prepaid expenses and other current assets	1,136	(502)
Other assets	(471)	334
Accounts payable	(463)	80
Accrued liabilities and other current liabilities	(3,615)	(620)
Deferred revenue	(360)	890
Net cash provided by (used in) operating activities	(10,012)	2,531

Cash flows from investing activities:
Purchase of fixed assets	(1,546)	(1,664)
Additions to purchased and internally developed software	(111)	(242)
Acquisition of Simple Star, net	(5,046)	-
Acquisition of CinemaNow, net	(2,050)	-
Purchase of short term investment instruments	-	(19,174)
Redemption of short term instruments	150	-
Redemption of long term instruments	900	55,975
Net cash provided by (used in) investing activities	(7,703)	34,895

Cash flows from financing activities:
Proceeds from exercise of common stock options	312	135
Payments on bank credit facility	(20,000)	-
Principal payments on capital leases	(60)	(2)
Net cash provided by (used in) financing activities	(19,748)	133
Effect of exchange rate changes on cash and cash equivalents	653	(348)
Net increase (decrease) in cash and cash equivalents	(36,810)	37,211
Cash and cash equivalents, beginning of period	61,955	17,090
Cash and cash equivalents, end of period	$25,145	$54,301

Supplemental disclosure of cash flow information:
Interest paid	$618	$1,070
Income taxes paid	$443	$730

Supplemental disclosure of non-cash transactions:
Cash holdback related to Simple Star, Inc. acquisition	$1,000	$-
Cash holdback and assumed liabilities related to CinemaNow, Inc. aqusition	$1,187	$-
Borrowing on capital leases	$370	$-

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments except as otherwise described in this document) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2008 and the results of operations and cash flows for the three and nine months ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of March 31, 2008 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 23, 2008 (the “Fiscal 2008 Form 10-K”).  Certain prior period amounts have been reclassified to conform to the current presentation.  Unless otherwise indicated, all dollar amounts are in thousands except per share data.

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

Revenue Recognition

The Company revised its revenue recognition policy, during the first and third quarters of fiscal 2009, to accommodate (a) the recognition of subscription revenue acquired as part of its acquisition of Simple Star assets and (b) the recognition subscription and prepaid revenue acquired as part of its acquisition of CinemaNow assets as described in “Note 12 – Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

Subscription revenue is recognized ratably over the related subscription period.  Prepaid revenue is deferred and recognized over the usage period.

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements which establishes a framework for measuring fair value and expands disclosures for fair value measurements.  The Company adopted the required provisions of SFAS No. 157 in June 2008 and the adoption did not have a significant impact on its financial position, results of operations, or cash flows.  See “Note 3 – Fair Value Measurements” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

There were no other material changes in the Company’s significant accounting policies during the three or nine months ended December 31, 2008 compared to the significant accounting policies described in the Fiscal 2008 Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The following represents a summary of recent authoritative pronouncements that could impact or have impacted the Company’s accounting, reporting, and/or disclosure of financial information.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, and an amendment of Accounting Research Bulletin (“ARB”) No. 51.  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  SFAS No. 141(R) establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination. SFAS No. 141(R) also provides guidance for recognizing and measuring goodwill acquired in a business combination, requires capitalization of acquired in-process research and development assets at the time of acquisition and requires the acquirer to disclose information that users may need to evaluate and understand the financial effects of the business combination. SFAS No. 141(R) is effective for business combination transactions that occur on or after fiscal years beginning after December 15, 2008.  The Company has not determined at this time whether SFAS No. 141(R) will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157.  FSP No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.  The Company has not determined at this time whether FSP SFAS No. 157-2 will have a material impact on its prospective consolidated financial statements, results of operations or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.   The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles. The provisions of FSP SFAS No. 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its consolidated financial statements, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this provision did not have a material impact on the Company’s consolidated financial statements, results of operations and or cash flows.

In November 2008, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments. SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The provisions of SFAS No. 162 did not have a material effect on its consolidated financial statements, results of operations or cash flows.

NOTE 3 - FAIR VALUE MEASUREMENTS

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  The Company reports certain financial assets and liabilities at their respective carrying amounts as the carrying amounts approximate fair value due to the short term maturity of those items.  These include: cash and cash equivalents, cash sweep, restricted cash, receivables, accounts payables, and accrued liabilities.

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s financial assets measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$15,703	$15,703
Total	$15,703	$15,703

(1) Included in "Cash and cash equivalents" in the Balance Sheet.

On November 20, 2008, the Company redeemed the remaining select auction variable rate securities (“SAVRS”) that it previously held for $0.9 million, their full carrying value plus interest.

NOTE 4 - IMPAIRMENTS OF GOODWILL AND INTANGIBLES

SFAS No. 142, Goodwill and Other Intangible Assets, classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

The Company has reviewed the provisions of SFAS No. 142 with respect to the criteria necessary to evaluate the number of reporting units that exist.  Based on its review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined it operates in two reporting segments, Consumer and Professional.  Based on a combination of factors occurring during fiscal 2009, including the current economic environment, market conditions and decline of the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  As a result of this impairment testing, the Company performed a preliminary impairment analysis (which will be finalized in the fourth quarter) and recorded the following estimated impairment charges during the third quarter of fiscal 2009 related to the Consumer reporting segment:

Total impairment at December 31, 2008
Impairment of goodwill	$56,174
Impairment of intangibles	19,579
Total impairments	$75,753

Goodwill and Intangibles

There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.  Fair values were determined based upon market conditions, a blended market and income approach which utilized cash flow projections, and other factors.  Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.  The results of the analysis indicated that there would be $4.6 million remaining carrying value attributable to goodwill and $16.7 million attributable to acquired intangibles as of December 31, 2008.

NOTE 5 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

Purchased and internally developed software:

The components of all intangible assets, excluding goodwill, consist of (in thousands):

		December 31, 2008			March 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased software	3	$3,456	$(2,990)	$466	$3,370	$(2,699)	$671
Internally developed software	3	9,790	(9,790)	-	9,853	(9,820)	33
		$13,246	$(12,780)	$466	$13,223	$(12,519)	$704

Purchased software amortization expense was $0.1 million for three months ended December 31, 2008 and 2007, respectively.  Purchased software amortization expense was $0.3 million and $0.4 million for nine months ended December 31, 2008 and 2007, respectively.   Internally developed software was fully amortized during the second quarter of fiscal 2009.

Acquired Intangibles:

As discussed in this Note 4, the Company determined that $75.8 million of goodwill and intangibles was impaired during the third quarter ended December 31, 2008.  The components of all acquired intangible assets, excluding goodwill, consist of (in thousands):

		December 31, 2008			March 31, 2008
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	3-6	$14,520	(14,173)	347	$12,614	$(9,541)	$3,073
Customer lists	2-15	16,870	(14,655)	2,215	14,770	(8,041)	6,729
Trademarks	3	250	(247)	3	180	(180)	-
Trademarks/brand name	Indefinite	25,700	(11,600)	14,100	25,700	-	25,700
		$57,340	$(40,675)	$16,665	$53,264	$(17,762)	$35,502

(1) Includes impairment charges, see "Note 4 - Impairments of Goodwill and Intangibles" within this Form 10-Q for the third quarter of fiscal 2009.

The acquired intangibles are amortized using accelerated and straight-line methods over the estimated useful lives.  Amortization expense for acquired intangibles was $0.8 million and $3.4 million for the three and nine months ended December 31, 2008, respectively.  Comparatively, amortization of acquired intangibles was $1.2 million and $3.6 million for the three and nine months ended December 31, 2007, respectively.

The future annual amortization expense of these acquired intangibles, after impairment, is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2009 (remaining six months)	$106
2010	381
2011	392
2012	325
2013	210
Thereafter	1,151
$2,565
The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2008 to December 31, 2008 (in thousands):

	March 31, 2008				December 31, 2008
Intangible asset	Net Carrying Amount	Additions (1)	Impairment (2) (4)	Amortization (3)	Net Carrying Amount
Goodwill	$55,456	$5,306	(56,134)	$-	$4,628
Acquired technology	3,073	1,910	(2,673)	(1,963)	347
Customer lists/contracts	6,729	2,100	(5,304)	(1,310)	2,215
Trademarks/brand name	25,700	70	(11,658)	(9)	14,103
	$90,958	$9,386	$(75,769)	$(3,282)	$21,293

(1) Includes Simple Star Inc. acquistion, see "Note 13 - Acquisitions" within this Form 10-Q for the third quarter of fiscal 2009.
(2) Includes an impairment charge associated to U-Media intangible assets for the second quarter of fiscal 2009: Customer Relationships and Non-Compete Agreements.
(3) Amortization of intangibles is included in “Cost of Revenue” in the Condensed Consolidated Statement of Operations.
(4) Includes impairment charges, see "Note 4 - Impairments of Goodwill and Intangibles" within this Form 10-Q for the third quarter of fiscal 2009.

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2008
	December 31	March 31
Commissions payable	$504	$807
Accrued compensation and benefits	3,299	4,263
Accrued professional services	2,069	4,214
Accrued marketing costs	1,086	1,161
Accrued returns, allowances and discounts	1,894	2,908
Accrued royalties	3,672	3,264
Accrued acquisition and restructuring costs	657	591
Income taxes payable and other tax liabilities	11,137	8,888
Accrued other expense	3,832	3,371
Total accrued expenses and other current liabilities	$28,150	$29,467

NOTE 7 – CONTINGENCIES, COMMITMENTS AND CREDIT FACILITIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases was approximately $1.3 million and $1.1 million for the three months ended December 31, 2008 and 2007, respectively, and $3.7 million and $3.3 million for the nine months ended December 31, 2008 and 2007, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operational Leases	Capital Leases	Total Lease Obligations
2009 (remaining three months)	$1,333	$33	$1,366
2010	4,710	135	4,845
2011	3,067	119	3,186
2012	727	28	755
2013	76	-	76
Thereafter	54	-	54
	$9,967	$315	$10,282

Contingencies

From time to time the Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated.  The Company recorded a loss contingency reserve in the third quarter of fiscal 2009 for $1.0 million. The Company recorded a loss contingency reserve in the third quarter of fiscal 2009 for $1.0 million which is included in general and administrative expense.

Litigation Matters

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint. Pursuant to a stipulation by the parties, defendants’ response to the complaint is due February 12, 2009. On September 19, 2007, the court in the state action granted the Company’s motion to stay that proceeding in its entirety until final resolution of the consolidated federal action. The court in the state action is scheduled to review the status of the stay on April 17, 2009.

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors. On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007. On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007. On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint. This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions. On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint.  On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action.  Upon the reassignment, the court directed defendants to refile the motion to dismiss.  Defendants refiled their motion to dismiss on November 25, 2008.  The hearing for this motion is scheduled for February 26, 2009.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007. This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend. On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code. The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part. Plaintiff did not file an amended complaint.  Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants. On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment.  On January 15, 2009, Plaintiff-appellant filed his opening brief.  Defendants-respondents’ responding brief is due February 17, 2009.  The date for oral argument has not been set by the court.

The Company maintains Directors and Officers (“D&O”) insurance, which is covering the legal fees and costs associated with the above legal actions.  The D&O insurance has paid legal fees and costs totaling $0.2 million during the three and nine months ended December 31, 2008.

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

NOTE 8 – TENDER OFFER AND SHARE-BASED COMPENSATION

Tender Offer

On November 26, 2008 the Company filed a Tender Offer Statement on Schedule TO with the SEC to repurchase and cancel certain stock options with high exercise prices and to reprice, repurchases and cancel certain other options that were potentially subject to adverse taxation under Internal Revenue Code Section 409A ("Section 409A").  Eligible employees, officers and directors submitted notifications of tenders for a total of 2.9 million eligible shares by the deadline of December 31, 2008.  The total purchase price for the shares was $0.1 million which was paid in January 2009.

Share-Based Compensation

The share-based compensation expense for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Marketing and sales	$64	$243	$668	$655
Research and development	97	181	216	461
General and administrative	227	92	731	226
	$388	$516	$1,615	$1,342

The total compensation cost not yet recognized for non-vested options of $3.0 million has a weighted average period of 3.53 years over which the compensation expense is expected to be recognized.  The total compensation cost not yet recognized for RSUs of $1.3 million has a weighted average period of 2.05 years over which the compensation expense is expected to be recognized. The Company recognizes share-based compensation ratably over the vesting term of the underlying share-based awards.

NOTE 9 – COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(111,116)	$(1,907)	$(118,450)	$(6,017)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(307)	(17)	(522)	(698)
Comprehensive income (loss)	$(111,423)	$(1,924)	$(118,972)	$(6,715)

NOTE 10 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss) applicable to common shareholders	$(111,116)	$(1,907)	$(118,450)	$(6,017)
Net income (loss) per share
Basic	$(4.27)	$(0.07)	$(4.47)	$(0.23)
Shares used in computing net income (loss) per share:
Basic	25,997	26,250	26,517	26,223

For the three months ended December 31, 2008 and 2007, outstanding stock options and RSUs of 5.8 million and 5.1 million shares, respectively, and for the nine months ended December 31, 2008 and 2007, outstanding stock options and RSUs of 5.8 million and 4.8 million shares, respectively, were excluded from the calculation of diluted net income (loss) per share, as the inclusion of such shares would have had an anti-dilutive effect.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When the Company does not believe the realization of a deferred tax asset is likely, it records a valuation allowance.

During the three and nine months ended December 31, 2008, the Company recorded an income tax provision of $29.3 million and $25.0 million compared to the income tax benefit of $1.2 million and $4.5 million recorded for the three and nine months ended December 31, 2007, respectively.  The reason for the difference is due primarily to discrete tax provisions to record year-to-date effects of approximately $24.3 million in full valuation allowances on deferred tax assets, recorded in prior years, $0.4 million in foreign tax expense and a $0.3 million benefit to true up U.S. tax liabilities to the fiscal years 2005 through 2008 amended tax returns filed in the current quarter.

The effective tax rate is calculated based on the tax on profitable foreign entities in accordance with FIN No. 18, Accounting for Income Taxes in Interim Periods, an Interpretation of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2009 to be 45.6% compared to 43.5% for the fiscal year ended March 31, 2008. This rate differs from the statutory federal rate of 35% primarily due to the tax rate differential on earnings in foreign jurisdictions.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

As of December 31, 2008, the Company believes that it will more likely than not be unable to realize its deferred tax assets as a result of recent cumulative losses in fiscal year 2008 through the current quarter.  As such, a full valuation allowance of approximately $29.6 million has been set up on its deferred tax assets, previously recorded.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued during the three and nine months ended December 31, 2008 and 2007 was not material.  As of December 31, 2008, the Company had accrued approximately $0.1 million.  The Company estimates that there will be no material changes in its uncertain tax positions during the remaining 2009 fiscal year.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

NOTE 12 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT DISCLOSURES

Significant Customer Information

The following table shows the Company’s significant customers for the three and nine months ended December 31, 2008 and 2007 (in percentages):

	Percent of Total Net Revenue				Percent of Total Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31,
Customer	2008	2007	2008	2007	2008	2007
Dell	14%	24%	14%	24%	5%	9%
Digital River	23%	23%	22%	23%	16%	15%
Ingram	6%	10%	6%	10%	11%	13%
Navarre	17%	12%	17%	14%	29%	16%
Hewlett-Packard	13%	13%	11%	13%	3%	9%

Net revenue recognized from Dell and Hewlett-Packard is pursuant to development and licensing agreements; net revenue recognized from Navarre is pursuant to distributor agreements; and net revenue recognized from Digital River is pursuant to a reseller agreement.

Segment Reporting Information

SFAS No. 131 requires the Company to report certain information about its operating segments. An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Through December 31, 2008, the Company has organized its business into two reportable segments:  professional and consumer.  The consumer segment focuses on delivering a complete line of software and integrated tools for original equipment manufacturers (“OEM”), volume licensing programs (“VLP”) customers, retail resellers and consumers.  The professional segment focuses on the needs of highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators.  These segments reflect our internal organization by which our Chief Executive Officer and other chief decision makers evaluate the performance of the operating segments, allocate resources and make operating decisions.

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

Subsequent to December 31, 2008, the Company has engaged in a process of considering how to best align and organize its business segments to take advantage of the acquisition of the CinemaNow assets, and the Company’s increasing focus on the areas of premium content and professional content.

Revenues by Segment:

The following tables show the net revenue attributable to the two components of the Company’s consumer products segment and by product line, operating results by segment, and net revenue by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenues	2008	2007	2008	2007
Consumer Products (1)	$24,651	$33,954	$80,070	$93,837
Professional products	1,874	1,648	7,644	4,147
Total net revenues	$26,525	$35,602	$87,714	$97,984

(1) Includes Roxio, Qflix, CinemaNow and Advanced Technology Group revenue.

For the three months, ended December 31, 2008 and 2007 the Company’s net revenue for the consumer segment accounted for approximately 93% and 95%, respectively.  For the nine months ended December 31, 2008 and 2007, the net revenue for the consumer segment accounted for approximately 91% and 96%, respectively.  The primary reason for the decline in net revenues related to global economic weakness and decreased demand from the OEM and direct channels.

For the three months, ended December 31, 2008 and 2007 the Company’s net revenue for the professional segment accounted for approximately 7% and 5%, respectively.  For the nine months ended December 31, 2008 and 2007, the net revenue for the professional segment account for approximately 9% and 4%, respectively.  The relative increase in professional segment was primarily related to continued adoption of the Blue-ray Disc format, as well as revenue from development contract.

Operating Income (Loss) by Segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Operating income (loss)	2008	2007	2008	2007
Consumer products (1)	$(76,071)	$8,415	$(74,480)	$16,506
Professional products	(24)	(853)	786	(4,471)
Unallocated operating expenses	(5,650)	(10,998)	(19,057)	(23,868)
Total operating income (loss)	$(81,745)	$(3,436)	$(92,751)	$(11,833)

(1) Includes impairment charges, see "Note 4 - Impairments of Goodwill and Intangibles" within this Form 10-Q for the third quarter of fiscal 2009.

Net Revenue by Geographic Location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Revenues	2008	2007	2008	2007
United States	$20,261	$29,159	$63,672	$80,854
Export
Canada	272	576	1,302	1,084
France	418	193	1,144	819
Germany	922	586	3,580	2,257
United Kingdom	1,007	998	2,502	2,696
Other European	475	981	2,060	3,148
Japan	1,936	1,935	9,672	3,164
Singapore	1,057	783	2,785	2,489
Taiwan	70	14	191	37
Other Pacific Rim	97	278	577	1,069
Other International	10	99	229	367
Total net revenues	$26,525	$35,602	$87,714	$97,984

The Company sells its products to customers categorized geographically by each customer’s country of domicile.  Domestic net revenue was $20.3 million and $29.2 million for the three months ended December 31, 2008 and $63.7 million and $80.9 million for the nine months ended December 31, 2008, respectively.  The primary reason for the decline in net revenues related to global economic weakness and decreased demand from the OEM and direct channels

International net revenue was $6.2 million and $6.4 million for the three months ended December 31, 2008 and 2007 and $24.0 million and $17.1 million for the nine months ended December 31, 2008 and 2007, respectively.   The relative increase in professional segment was primarily related to continued adoption of the Blue-ray Disc format, as well as revenue from development contract.

NOTE 13 – ACQUISITIONS

In accordance with SFAS No. 141, Business Combinations, the Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the net assets acquired is recorded as goodwill.

Simple Star Acquisition

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets from Simple Star, Inc.  These assets included PhotoShow™, a multimedia storytelling platform and online community that enables consumers to turn photos and video clips into shows that can be viewed and shared on PCs, TVs, handheld devices, or published to social media sites on the internet.

The Simple Star purchase price of approximately $6.0 million consisted of $5.0 million in cash due upon closing and $1.0 million plus accrued interest due on the first anniversary of closing.  During the second quarter of fiscal 2009, the Company recorded a net purchase accounting adjustments of $0.1 million pertaining to goodwill and intangibles.  The following table summarizes the adjusted fair value for the assets acquired (in thousands):

Updated Allocation
Assets Acquired
Unbilled accounts receivable	$137
Fixed assets	12
Prepaid assets	25
Intagible assets	2,570
Deferred revenue	(358)
Goodwill	3,660
Net assets acquired	$6,046

CinemaNow Acquisition

On November 24, 2008, the Company entered into an Asset Purchase Agreement to purchase certain assets and liabilities from CinemaNow, Inc., a privately held digital video distributor.  The CinemaNow assets facilitate digital distribution of premium video content, including Hollywood movies, TV shows, and music videos, to users across multiple platforms.  CinemaNow has relationships with more than 250 content providers, including all major Hollywood studios, and supplies premium entertainment services through personal computer makers and consumer electronics companies.

The CinemaNow purchase price of approximately $3.2 million was comprised of $0.8 million in cash, assumed liabilities not to exceed $1.7 million, $0.2 million in direct costs and $0.5 million for a general holdback payable 180 days after the closing.  The Company hired approximately 30 former CinemaNow employees as a result of the acquisition.  The following table summaries the adjusted fair value for the assets acquired (in thousands):

Initial Allocation
Assets Acquired
Accounts receivable, net	$82
Prepaid expenses and other assets	30
Fixed assets	14
Other assets	237
Intangibles	1,510
Goodwill	1,645
Total assets acquired	3,518

Liabilities assumed
Deferred revenue	(282)
Toal liabilities assumed	(282)

Net assets acquired	$3,236

Pro forma earnings information has not been presented because the effect of the acquisition of CinemaNow was not material.

NOTE 14 – RESTRUCTURING

Richmond Hill, Canada Office Closure

On October 25, 2007, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by closing its office in Richmond Hill, Canada. In December 2007 the Company implemented this reorganization and closed the Richmond Hill office by December 31, 2007. The Company incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions due to the closure.  The Company also accrued approximately $0.5 million related to the lease for this office, which expires in December 2008.  During the third quarter of fiscal 2009, the Company paid out the remaining site closure costs and closed out the Richmond Hill restructuring plan.  The activity for the severance related and restructuring liabilities was as follows (in thousands):

	Severance
	and	Other
	Benefits	Charges	Total
Reserve balance at March 31, 2008	$30	$561	$591
Adjustments	$(23)	$(14)	$(37)
Amounts paid	(7)	(547)	(554)
Reserve balance at December 31, 2008	$-	$-	$-

Fiscal 2009 Restructuring Activities

On June 27, 2008, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by the end of the 2008 calendar year.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and reducing the Company’s overhead costs, resulting in a restructuring charge of $1.5 million related to severance, the closing of the Company’s office in Germany and related costs.  The activity in the accrued restructuring reserves relating to this restructuring was as follows (in thousands):

	Severance and Related Charges	Other Charges	Total
Reserve Balance at June 30, 2008	$1,312	$224	$1,536
Adjustments	(169)	(58)	(227)
Amounts paid	(1,006)	(32)	(1,038)
Reserve Balance at December 31, 2008	$137	$134	$271

Subsequently, on October 27, 2008, the Company began implementing a restructuring plan to consolidate its Advanced Technology Group and Roxio® division into a single business unit, unify its OEM licensing efforts, eliminate organizational redundancies, improve product design methods and processes, and further reduce its workforce by the end of the 2008 calendar year.  This plan resulted in a restructuring charge of $1.1 million consisting of $0.9 million related to one-time termination benefits and other associated costs and approximately $0.1 million related to building and office consolidations.  The activity in the accrued restructuring reserves for this restructuring was as follows (in thousands):

	Severance and Related Charges	Other Charges	Total
Reserve Balance at October 31, 2008	$948	$127	$1,075
Adjustments	-	(6)	(6)
Amounts paid	(668)	(22)	(690)
Reserve Balance at December 31, 2008	$280	$99	$379

The Company estimates the fiscal 2009 restructuring plan to reduce headcount by 140 during the fiscal 2009 period.  For a discussion of further restructuring activities, see “Note 15 – Subsequent Events” to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

NOTE 15 – SUBSEQUENT EVENTS

On January 20, 2009, the Company began implementing a restructuring plan involving a further reduction of the Company’s workforce and closure of certain leased facilities.  The restructuring was implemented to respond to current economic conditions.  The workforce restructuring will reduce worldwide headcount by approximately 75 positions and the Company expects to incur one time termination charges of approximately $0.8 million in the fourth quarter of fiscal 2009.  The Company expects to incur an additional charge of approximately $1.1 million related to building and office consolidations and associated charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

References in this report to the “Company,” Sonic,” “we,” “our”, or “us” means Sonic Solutions together with its subsidiaries, except where the context otherwise requires.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenue, projected costs, projected savings, prospects, plans, opportunities, and objectives constitute “forward-looking statements.”  The words “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “potential” or “continue” and similar types of expressions identify such statements, although not all forward-looking statements contain these identifying words.  These forward looking statements are based upon information that is currently available to us and or management’s current expectations, speak only as of the date of this Quarterly Report on Form 10-Q, and involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•
the negative impact of current macroeconomic conditions on consumers and the associated impact on their ability and inclination to spend on leisure and entertainment related activities and related software and electronics;

•
the timely introduction and acceptance of new products and services, including but not limited to the rate of acceptance of our Qflix initiative, online services and high-definition products by content owners, original equipment manufacturers and consumers;

•	competing products and services that may, now or in the future, be available to consumers;
•	pricing pressures associated with products or services offered by current or future competitors;
•	our ability to maintain sufficient liquidity and continue to fund our capital needs;
•	the costs associated with new product and service introductions and the possible adverse effects on gross margins;
•	fluctuations in demand for our products and services;
•	unforeseen increases in operating expenses;
•	loss of significant customers, major distributors or key suppliers;
•	risks related to acquisitions and the integration of acquired business, assets, personnel and systems;
•	risks associated with international operations;
•	risks associated with new or adverse government regulations and regulatory developments;
•	the loss of key management personnel;
•	costs of Sarbanes Oxley (“SOX”) compliance or business expansion;
•	costs associated with litigation or patent prosecution and intellectual property claims; and
•	changes in effective tax rates.

Other risks and uncertainties that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements include, but are not limited to:

•	tax issues or liability that relate to adjustments to the measurement dates associated with stock options issued by us;
•	unforeseen issues resulting from the restatement of our financial statements and related matters; and
•	the impact of litigation related to our stock options grant practices or any restatement of our financial statements.

We expressly disclaim any obligation, except as required by federal securities laws, or undertaking to update or revise any forward-looking statements contained herein to reflect any change or expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part.  Our actual results may differ materially from the results discussed in or implied by such forward-looking statements.  Risks that may affect our operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Fiscal 2008 Form 10-K.  Readers should carefully review the risk factors described in these filings and in other documents that we file from time to time with the SEC.

Overview of Business

We are the leading developer of software and services for enabling the creation, management, and enjoyment of digital media content such as data, photographs, audio, interactive features and video in digital formats.  Our Hollywood to Home™ products are offered direct to consumers through original equipment manufacturers (“OEMs”), retail, online retail, and enterprises; to high-end professional Digital Video Disc (“DVD”) and Blu-ray Disc (“BD”) authoring experts; and to technology developers.  Our products are used across multiple operating systems, devices and media, and are distributed through a wide variety of platforms, including Internet broadband, broadcast, mobile, optical disc formats such as Compact Audio Disc (“CD”), DVD, and BD, as well as other emerging formats.

Our software products are used to accomplish a variety of tasks, including:

•	creating digital audio or video titles on CD, DVD, BD and other formats;

•	recording data files on CD, DVD, BD and other recordable disc formats;

•	editing digital audio, photos and video;

•	playing CD, DVD, BD and other disc formats, as well as digital content from other storage media and portable devices;

•	transferring digital media and data between computers and portable devices such as mobile phones, portable game players, and personal audio or video players;

•	distributing downloadable premium video entertainment for rent or purchase on computers, consumer electronic (“CE”), and portable devices;

•	managing digital media on computers and other CE devices;

•	securely burning Content Scrambling System (“CSS”) encrypted DVDs using Qflix™ technology; and

•	backing up the information contained on hard disks attached to personal computers (“PCs”) and CE devices.

In addition to consumer and professional software, we license the technology underlying our products to companies for incorporation into their product developments.  Most of our software technology is intended for use in Microsoft Windows and Apple Macintosh operating system environments, but some operate in Linux environments or other proprietary platforms.  On November 24, 2008, we acquired the assets of CinemaNow, an online services provider that distributes premium content on the web for download and viewing on PC, CE and mobile devices.  CinemaNow also licenses software and specifications to a variety of PC manufacturers and CE companies.

Subsequent to December 31, 2008, we have engaged in a process of considering how to best align and organize our business segments to take advantage of the acquisition of the CinemaNow assets, and we are increasing focus on the areas of premium content and professional content.

Consumer

Our consumer segment is primarily comprised of the Roxio Division with the additional inclusion of our Advanced Technology Group (“ATG”), Qflix initiatives and, as of December 31, 2008, CinemaNow business.  The Roxio Division develops a number of consumer digital media software products under the Roxio® brand name. These applications and online services include BackonTrack™, Backup MyPC®, CinePlayer®, Crunch™, MyDVD®, PhotoShow®, PhotoShowTV™, PhotoSuite®, Popcorn, RecordNow®, Roxio Creator®, Roxio Copy & Convert™, Roxio Easy Media Creator®, Toast®, VideoWave®, WinOnCD®, AuthorScript®, CinePlayer®, and others. These products are sold and marketed through four primary channels: (1) product bundling arrangements with OEM suppliers of related products, (2) volume licensing programs (“VLP”) to corporate purchasers, (3) direct-to-consumer sales through our web sites and (4) retail resellers (both online and “bricks and mortar”).

In late 2008, we began a restructuring of our consumer business segment by consolidating ATG, and Qflix initiatives and personnel more fully into the Roxio Division.  ATG develops software and software components that are licensed to PC and CE application developers under the Roxio, AuthorScript®, CinePlayer®, and Qflix™ brand names.  Under our Qflix initiative, we develop and sell technology that places industry-approved DVD copy protection (CSS) on recordable DVD media. CinemaNow, purchased in the third quarter of fiscal 2009, distributes premium content on the web for download and viewing on PC, CE and mobile devices.

Roxio, Qflix, and ATG are reported as a single segment since it is not currently possible to draw a clear distinction among their business activities.  All three sell or license digital media products related to the consumer market and share responsibilities among themselves in order to efficiently manage business flow and meet client needs.  For these reasons, executive and senior management do not regularly review the operating results separately when deciding how to allocate resources or when assessing overall performance.

Professional

Our professional segment consists of the Professional Products Group (“PPG”) division. PPG develops, sells, and provides technical support for a range of comprehensive compression and authoring solutions that enable commercial content owners, such as major Hollywood motion picture studios, to create and distribute high-end packaged media DVD-Video, BD and other titles commercially released to mass consumer markets worldwide.

Intended for use by highly skilled content creation customers, high-end authoring houses, major motion picture studios and disc replicators, the professional solutions are marketed and sold under the Scenarist®, CineVision® and DVDit HD® product names and Sonic® and Roxio Professional™ brands. We also sell content development technology, products and services under the InterActual® brand name, enabling professional DVD-ROM publishers to create advanced interactivity and seamless Internet connectivity for DVD-Video titles. Additionally, we license and/or bundle some of our  professional authoring products for DVD and BD creation to third-party companies.  The InterActual-enabled software DVD player is licensed to Hollywood studios for inclusion on motion picture packaged media releases to consumers who view DVD-Video discs on PCs.  Our professional products and services are offered to customers through a worldwide sales force augmented with a specialized dealer network.

International Locations and Revenue

We are headquartered in Novato, California, and have sales and marketing offices in North America, Europe, Japan, China, and Taiwan and in home offices in a number of locations around the world.  In the future, we expect to derive a greater percentage of total revenue from international customers by expanding our operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.  Our ability to achieve profitability will be affected by our revenue growth as well as the operating expenses associated with supporting that growth.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

On an ongoing basis, we evaluate estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, valuation of investment instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals.  The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating our reported financial results:

•	Revenue recognition
•	Allowances for sales returns and doubtful accounts
•	Share-based compensation
•	Valuation of acquired businesses, assets and liabilities
•	Goodwill and intangible assets
•	Impairment of long-lived assets
•	Accrued liabilities
•	Contingencies
•	Income tax and deferred tax asset valuation

Revenue Recognition

We revised our revenue recognition policy, during the first and third quarters of fiscal 2009, to accommodate (a) the recognition of subscription revenue acquired as part of its acquisition of Simple Star assets and (b) the recognition subscription and prepaid revenue acquired as part of its acquisition of CinemaNow assets as described in “Note 12 – Acquisitions” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

Subscription revenue is recognized ratably over the related subscription period.  Prepaid revenue is deferred and recognized over the usage period.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which establishes a framework for measuring fair value and expands disclosures for fair value measurements.  We adopted the required provisions of SFAS No. 157 in June 2008 and the adoption did not have a significant impact on our financial position, results of operations, or cash flows.

There were no other material changes in our significant accounting policies during the three or nine months ended December 31, 2008 compared to the significant accounting policies described in the Fiscal 2008 Form 10-K.

Results of Operations

The following table sets forth certain items from our statements of operations as a percentage of net revenue for the fiscal periods ended December 31, 2008 and 2007, respectively (in percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenue	100%	100%	100%	100%
Cost of revenue	27%	22%	28%	25%
Impairment of intangibles	74%	0%	22%	0%
Gross margin	(1%)	78%	50%	75%

Operating expenses:
Marketing and sales	33%	26%	32%	28%
Research and development	33%	31%	36%	35%
General and administrative	25%	23%	21%	21%
Restructuring	4%	8%	3%	3%
Impairment of goodwill	212%	0%	64%	0%
Total operating expenses	307%	88%	156%	87%
Operating income (loss)	(308)%	(10)%	(106)%	(12)%
Other income (loss)	(0)%	1%	(1)%	1%
Income before income taxes	(308)%	(9)%	(107)%	(11)%
Provision for (benefit of) income taxes	111%	(4)%	29%	(5)%
Net income (loss)	(419)%	(5)%	(135)%	(6)%

Net Revenue Comparison of Three and Nine Months Ended December 31, 2008 and 2007

The following table is a comparison of net revenue by segment for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
Net Revenue	2008	2007	Inc (Dec)%
Consumer products (1)	$24,651	$33,954	$(9,303)	(27)%
Professional products	1,874	1,648	226	14%
Net revenue	$26,525	$35,602	$(9,077)	(25)%

	Nine Months Ended December 31,
Net Revenue	2008	2007	Inc (Dec)%
Consumer products (1)	$80,070	$93,837	$(13,767)	(15)%
Professional products	7,644	4,147	3,497	84%
Net revenue	$87,714	$97,984	$(10,270)	(10)%

(1) Includes Roxio, Qflix, CinemaNow and Advanced Technology Group revenue.

Net revenue was approximately $26.5 million for the three months ended December 31, 2008, a decrease of approximately $9.1 million or 25% from approximately $35.6 million for the three months ended December 31, 2007.  The decrease in net revenue for the three months ended December 31, 2008 was primarily due to a decrease in consumer revenue of approximately $9.3 million that was offset by an increase of approximately $0.2 million in professional revenue.  The decrease in consumer revenue related primarily to global economic weakness and decreased demand from the OEM and direct channels.  The increase in professional revenue was primarily attributed to the continued adoption of the Blue-ray Disc format, as well as revenue from a development contract.

Net revenue was approximately $87.7 million for the nine months ended December 31, 2008, a decrease of approximately $10.3 million or 10% from approximately $98.0 million for the nine months ended December 31, 2007. The decrease in net revenue for the nine months ended December 31, 2008 was primarily due to a decrease in consumer revenue of approximately $13.8 million or 15% which was offset by an increase of approximately $3.5 million in professional revenue.  The consumer revenue decrease related primarily to global economic weakness and decreased demand from the OEM and direct channels.  The increase in professional revenue was primarily attributed to the continued adoption of the Blue-ray Disc format, as well as revenue from a development contract.

The following tables set forth a comparison of net revenues geographically for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
Net Revenues	2008	2007	Inc (Dec)	% Change
United States	$20,261	$29,159	$(8,898)	(31)%
Export
Canada	272	576	(304)	(53)%
France	418	193	225	117%
Germany	922	586	336	57%
United Kingdom	1,007	998	9	1%
Other European	475	981	(506)	(52)%
Japan	1,936	1,935	1	0%
Singapore	1,057	783	274	35%
Taiwan	70	14	56	400%
Other Pacific Rim	97	278	(181)	(65)%
Other international	10	99	(89)	(90)%
Net revenues	$26,525	$35,602	$(9,077)	(25)%

	Nine Months Ended December 31,
Net Revenues	2008	2007	Inc (Dec)	% Change
United States	$63,672	$80,854	$(17,182)	(21)%
Export
Canada	1,302	1,084	218	20%
France	1,144	819	325	40%
Germany	3,580	2,257	1,323	59%
United Kingdom	2,502	2,696	(194)	(7)%
Other European	2,060	3,148	(1,088)	(35)%
Japan	9,672	3,164	6,508	206%
Singapore	2,785	2,489	296	12%
Taiwan	191	37	154	416%
Other Pacific Rim	577	1,069	(492)	(46)%
Other international	229	367	(138)	(38)%
Net revenues	$87,714	$97,984	$(10,270)	(10)%

	Percent of Total Net Revenue
	Three Months Ended December 31,		Nine Months Ended December 31,
Geographic Revenue	2008	2007	2008	2007
US	76%	82%	73%	83%
International	24%	18%	27%	17%

International sales accounted for approximately $6.2 million and approximately $6.4 million, or 24% and 18% of our net revenue for the three months ended December 31, 2008 and 2007, respectively.  International sales accounted for approximately $24.0 million and approximately $17.1 million or 27% and 17% for the nine months ended December 31, 2008 and 2007, respectively.  The increase in international revenue over the nine month period is primarily attributed to a returns and allowance charge of $2 million posted in the first quarter of fiscal 2008, the continued adoption of the Blue-ray Disc format and revenue from a development contract.

Significant Customers

The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables as of and for the fiscal periods ended December 31, 2008 and 2007, respectively (in percentages):

	% of Total Net Revenues				% of Total Accounts Receivable
	Three Months Ended December 31,		Nine Months Ended December 31,		December 31,
Customer	2008	2007	2008	2007	2008	2007
Dell	14%	24%	14%	24%	5%	9%
Digital River	23%	23%	22%	23%	16%	15%
Ingram	6%	10%	6%	10%	11%	13%
Navarre	17%	12%	17%	14%	29%	16%
Hewlett-Packard	13%	13%	11%	13%	3%	9%

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

Cost of Revenue

The following table reflects cost of revenue as a percentage of net revenue for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Increase (Decrease)
Cost of revenue	$7,224	$8,002	$(778)
Percentage of net revenue	27%	22%	5%

	Nine Months Ended December 31,
	2008	2007	Increase (Decrease)
Cost of revenue	$24,279	$24,686	$(407)
Percentage of net revenue	28%	25%	2%

Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs.  Our cost of revenue as a percentage of net revenue increased by 5% to 27% for the three months ended December 31, 2008 and increased 2% to 28% for the nine months ended December 31, 2008. The increase in cost of revenue as a percentage of net revenue for the three months and nine months ended December 31, 2008 was primarily due to lower OEM revenue which usually maintains higher margins and increased product packaging costs associated to new product releases.

Gross Margin

The following table reflects gross margin as a percentage of net revenue for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Inc (Dec)
Gross margin	$(278)	$27,600	$(27,878)
Gross margin as a percentage of revenue	(1)%	78%	(79)%

	Nine Months Ended December 31,
	2008	2007	Inc (Dec)
Gross margin	$43,856	$73,298	$(29,442)
Gross margin as a percentage of revenue	50%	75%	(25)%

Our gross margin as a percentage of net revenue decreased by 79% for the three months ended December 31, 2008 from 78% for the three months ended December 31, 2007.  Gross margin as a percentage of net revenue decreased to 50% for the nine months ended December 31, 2008 from 75% for the nine months ended December 31, 2007.  The changes in our gross margin for the three and nine months ended December 31, 2008 were primarily due to changes mentioned in the cost of revenue section and due to the impairment of intangibles of $19.6 million.

Operating Expenses for the Three and Nine Months Ended December 31, 2008 and 2007

Marketing and Sales

Sales and marketing expenses consist primarily of salary and benefit expenses, sales commissions, travel expenses and related facilities costs for our sales, marketing, order management and global supply chain management personnel.  Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.  The following table reflects the marketing and sales operating expenses for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Inc (Dec)
Sales and marketing expense	$8,650	$9,284	$(634)
Percentage of revenue	33%	26%	7%

	Nine Months Ended December 31,
	2008	2007	Inc (Dec)
Sales and marketing expense	$28,095	$27,228	$867
Percentage of revenue	32%	28%	4%

Sales and marketing expenses decreased by 7% or $0.6 million to $8.7 million for the three months ended December 31, 2008 from $9.3 million for the three months ended December 31, 2007.  Sales and marketing expenses as a percentage of net revenue increased slightly to 33% for the three months ended December 31, 2008 from 26% for the three months ended December 31, 2007.  The decrease for the three month period ended December 31, 2008, as compared to the same prior year period is primarily due to the restructuring activities implemented during fiscal 2009.  Share-based compensation expense was $0.1 million and $0.2 million for the three month period ended December 31, 2008 and 2007 primarily due to the restructuring activities that occurred during the third quarter of fiscal 2009.

Sales and marketing expenses increased by 3% or $0.8 million to $28.1 million for the nine months ended December 31, 2008 from $27.2 million for the nine months ended December 31, 2007.  Sales and marketing expenses as a percentage of net revenue increased slightly to 32% for the nine months ended December 31, 2008 from 28% for the nine months ended December 31, 2007.  The increase for the nine month period ended December 31, 2008, as compared to the same prior year period is primarily due to increased advertising expenses associated with new product releases.  Share-based compensation expense was $0.7 million for each of the nine months ended December 31, 2008 and 2007.

We expect to continue to invest in marketing and sales of our products to develop market opportunities and to promote our expanded product lines.  As a result, we expect marketing and sales expenses may increase as a percentage of net revenue during the remainder of fiscal 2009, as compared to fiscal 2008.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, contracted development efforts, related facilities costs and expenses associated with computer equipment used in software development.  The following table reflects the research and development operating expenses for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Inc (Dec)
Research and development expense	$8,861	$10,868	$(2,007)
Percentage of revenue	33%	31%	3%

	Nine Months Ended December 31,
	2008	2007	Inc (Dec)
Research and development expense	$31,116	$34,165	$(3,049)
Percentage of revenue	36%	35%	1%

Research and development expenses decreased by 18% or $2.0 million to $8.9 million for the three months ended December 31, 2008 from $10.9 million for the three months ended December 31, 2007.  Research and development expenses as a percentage of net revenue increased slightly to 33% for the three months ended December 31, 2008 from 31% for the three months ended December 31, 2007.  The decrease for the three month period ended December 31, 2008, as compared to the same prior year period is primarily due to the restructuring activities implemented during fiscal 2009.  Share-based compensation was $0.1 million and $0.2 million for the three month period ended December 31, 2008 and 2007 primarily due to the restructuring activities that occurred during the third quarter of fiscal 2009.

Research and development expenses decreased by 9% or $3.0 million to $31.1 million for the nine months ended December 31, 2008 from $34.2 million for the nine months ended December 31, 2007.  Research and development expenses as a percentage of net revenue increased slightly to 36% for the nine months ended December 31, 2008 from 35% for the nine months ended December 31, 2007.  The decrease for the nine month period ended December 31, 2008, as compared to the same prior year period is primarily due primarily due a restructuring expense in fiscal 2008 of $1.1 million, related to severance, that did not occur in fiscal 2009.  Additional decrease is primarily related to restructuring activities in fiscal 2009.  Share-based compensation was $0.2 million and $0.5 million for the nine month period ended December 31, 2008 and 2007, respectively.  The decrease in share-based compensation was primarily attributed to the restructuring activities in fiscal 2009.

We expect research and development expense may decrease as a percentage of net revenue during fiscal 2009 as compared to fiscal 2008, as we continue to focus on more efficient development operations.

General and Administrative

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related facilities costs for our finance, facilities, human resources, legal, information services and executive personnel. General and administrative expenses also include outside legal and accounting fees, provision for bad debts, and expenses associated with computer equipment and software used in the administration of the business. The following table reflects the general and administrative operating expenses for the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Inc (Dec)
General and administrative expense	$6,672	$8,015	$(1,343)
Percentage of revenue	25%	23%	3%

	Nine Months Ended December 31,
	2008	2007	Inc (Dec)
General and administrative expense	$18,571	$20,623	$(2,052)
Percentage of revenue	21%	21%	0%

General and administrative expenses decreased by 17% or $1.3 million to $6.7 million for the three months ended December 31, 2008 from $8.0 million for the three months ended December 31, 2007.  General and administrative expenses as a percentage of net revenue increased slightly to 25% for the three months ended December 31, 2008 from 23% for the three months ended December 31, 2007.  The decrease in general and administrative expense for the three month period ended December 31, 2008, as compared to the same prior year period is primarily due to the restructuring activities implemented during fiscal 2009.  Share-based compensation was $0.2 million and $0.1 million for the three month period ended December 31, 2008 and 2007 primarily due to the grant of stock options during the third quarter of fiscal 2009.

General and administrative expenses decreased by 10% or $2.1 million to $18.6 million for the nine months ended December 31, 2008 from $20.6 million for the nine months ended December 31, 2007.  General and administrative expenses as a percentage of net revenue remained steady at 21% for the nine months ended December 31, 2008 and 2007, respectively.   The decrease for the nine month period ended December 31, 2008, as compared to the same prior year period is primarily due to the restructuring activities implemented during fiscal 2009.  Share-based compensation was $0.7 million and $0.2 million for the nine month period ended December 31, 2008 and 2007, respectively.  The primary increase for share-based compensation was due to an increased headcount and the grant of stock options in third quarter of fiscal 2009.

We anticipate that general and administrative expenses will decrease as a percentage of revenue in fiscal 2009 as compared to fiscal 2008, primarily due to lower professional fees and other expenses related to our completed voluntary review of historical stock option grant practices and restructuring activities.

Restructuring Charges

Restructuring expenses consist primarily of severance and other employee related costs, facility related expenses, non-cash write-down of non-recoverable leasehold improvements, fixture and equipment investments and estimated continuing occupancy expense, net of anticipated sub-lease income.  The following table reflects the restructuring charges the fiscal periods ended December 31, 2008 and 2007, respectively (in thousands other than percentages):

	Three Months Ended December 31,
	2008	2007	Inc (Dec)
Restructuring expense	$1,110	$2,869	$(1,759)
Percentage of revenue	4%	8%	(4)%

	Nine Months Ended December 31,
	2008	2007	Inc (Dec)
Restructuring expense	$2,651	$3,115	$(464)
Percentage of revenue	3%	3%	(0)%

Restructuring expenses decreased by 61% or $1.8 million to $1.1 million for the three months ended December 31, 2008 from $2.9 million for the three months ended December 31, 2007.  Restructuring expenses as a percentage of net revenue decreased to 4% for the three months ended December 31, 2008 from 8% for the three months ended December 31, 2007.  The decrease for the three month period ended December 31, 2008, as compared to the same prior year period is primarily due to facility closure and higher termination expenses associated with the closure during the first quarter of fiscal 2008.

Restructuring expenses decreased by 15% or $0.5 million to $2.6 million for the nine months ended December 31, 2008 from $3.1 million for the nine months ended December 31, 2007.  Restructuring expenses as a percentage of net revenue remained steady at 3% due to lower revenues for the nine months ended December 31, 2008 and 2007.   The decrease in restructuring expenses for the nine month period ended December 31, 2008, as compared to the same prior year period is primarily due to facility closure and higher termination expenses associated to the closure during the first quarter of fiscal 2008.

Goodwill and Intangibles Impairment

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test the carrying amount of goodwill and other indefinite-lived intangible assets annually during the fourth quarter ending March 31, 2008 and at other times when events or circumstances indicate that impairment may have occurred.  SFAS No. 142, Goodwill and Other Intangible Assets, classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

We have reviewed the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, with respect to the criteria necessary to evaluate the number of reporting units that exist.  Based on our review of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we determined that we operate in two reporting segments, Consumer and Professional.  Based on a combination of factors occurring during fiscal 2009, including the current economic environment, market conditions and decline of our stock value, we determined that indicators for impairment of goodwill and intangible assets existed.  We performed a preliminary impairment analysis (which will be finalized in the fourth quarter) and recorded the following estimate for intangibles of $19.6 million and $56.2 million for goodwill during the third quarter of fiscal 2009 related to the Consumer reporting segment.  We did not identify any indications of impairment or possible impairment for the Professional reporting segment in the third quarter of fiscal 2009.  Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.

Income Taxes

During the three and nine months ended December 31, 2008, the Company recorded an income tax provision of $29.3 million and $25.0 million compared to the income tax benefit of $1.2 million and $4.5 million recorded for the three and nine months ended December 31, 2007, respectively.  The reason for the difference is due primarily to discrete tax provisions to record year-to-date effects of approximately $24.3 million in full valuation allowances on deferred tax assets, recorded in prior years, $0.4 million in foreign tax expense and a $0.3 million benefit to true up U.S. tax liabilities to the fiscal years 2005 through 2008 amended tax returns filed in the current quarter.

The effective tax rate is calculated based on the tax on profitable foreign entities in accordance with FIN No. 18, Accounting for Income Taxes in Interim Periods, an Interpretation of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2009 to be 45.6% compared to 43.5% for the fiscal year ended March 31, 2008. This rate differs from the statutory federal rate of 35% primarily due to the tax rate differential on earnings in foreign jurisdictions.

As of December 31, 2008, we believe that we will more likely than not be unable to realize our deferred tax assets as a result of recent cumulative losses in fiscal year 2008 through the third quarter of fiscal 2009.  As such, a full valuation allowance of approximately $29.6 million has been recorded on our deferred tax assets previously recorded.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2008.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued during the three and nine months ended December 31, 2008 and 2007 was not material.  As of December 31, 2008, we had accrued approximately $0.1 million.  We estimate that there will be no material changes in its uncertain tax positions during the remaining 2009 fiscal year.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

Valuation of Deferred Tax Assets and Tax Contingency Reserves

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When we do not believe the realization of a deferred tax asset is likely, we record a valuation allowance.

Our deferred tax assets consist primarily of net operating losses, research and development and foreign tax credits and accrual items.  The net increase of valuation allowances recorded in the third quarter of fiscal 2009 was $24.3 million.

We have reserves for taxes to address potential exposures involving tax positions that could be challenged by taxing authorities, even though we believe that the positions taken on previously filed tax returns are appropriate. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain.

Non-Operating Income for the Three and Nine Months Ended December 31, 2008 and 2007

Interest Income and Interest Expense, net

Interest income includes interest earned on cash balances and long-term investments. Interest income was $0.1 million and $0.7 million for three and nine months ended December 31, 2008 as compared to $0.7 million and $2.2 million for the corresponding periods of fiscal 2008.  The decline in interest income is primarily related to a decrease in cash and cash equivalents and long-term investments.

Interest expense relates to the UBOC credit facility paid off on September 29, 2008 according to its terms.  Interest expense was $0.01 million and $0.7 million for three and nine months ended December 31, 2008, as compared to $0.4 million and $1.1 million for the corresponding periods of fiscal 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents (in thousands other than percentages)

	December 31,	March 31,
	2008	2008	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$25,601	$63,005	$(37,404)	(59)%

We hold our cash, cash equivalents and short-term investments in the United States and in foreign accounts, primarily in China, UK and Japan.  As of December 31, 2008, we held an approximate $24.0 million in cash, cash equivalents in the United States and an approximate $1.1 million in foreign accounts.  Funds in foreign accounts are generated from revenue outside the United States.

Statement of Cash Flows Discussion

Significant components of the changes in cash flows from operating, investing, and financing activities for the nine months ended December 31, 2008 compared to the same prior year period are as follows:

	December 31,	December 31,
	2008	2007	Inc (Dec)	Inc (Dec) %
Net cash provided by (used in) operating activities	$(10,012)	$2,531	$(12,543)	(496)%
Net cash provided by (used in) investing activities	$(7,703)	$34,895	$(42,598)	(122)%
Net cash provided by (used in) financing activities	$(19,748)	$133	$(19,881)	(14948)%

During the nine months ended December 31, 2008 our net cash used by operating activities was approximately $10.0 million as compared to net cash provided by operating activities of approximately $2.5 million during the same prior year period.  This change in operating cash flow was largely attributed to net income loss of approximately $118.5 million during the nine months ended December 31, 2008 as opposed to a net loss of $6.0 million during the same prior year period.  Included in net income for the nine months ended December 31, 2008 was approximately $75.7 million in non-cash goodwill and non-cash intangible impairment and approximately $23.8 million in non-cash deferred tax effects.

The net cash used by investing activities for the nine months ended December 31, 2008 was approximately $7.7 million compared to net cash provided by investing activities of approximately $34.9 million for the same prior year period.  This decrease in cash usage was largely related to the redemption of long term investments of approximately $56.0 million during the fiscal 2008 period as compared to the redemption of long term investments of approximately $0.9 million during the third quarter of fiscal 2009.  The additional significant net cash used by investing activities consisted of approximately $7.1 million associated to the acquisitions of Simple Star’s assets and CinemaNow assets.

The net cash used by financing activities for the nine months ended December 31, 2008 was approximately $19.7 million compared to net cash provided by financing activities of approximately $0.1 million for the same prior year period.  The net cash used by financing activities was primarily related to the payoff of our credit facility of approximately $20.0 million which was partially offset by approximately $0.3 million related to stock option proceeds.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand and/or enter into new businesses.  In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of product and services and to achieve operational synergies.  At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have global operations and thus make investments and enter into transactions in various foreign currencies. The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of shareholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations.

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

The Company maintains Directors and Officers (“D&O”) insurance, which is covering the legal fees and costs associated with the above legal actions.  The D&O insurance has paid legal fees and costs totaling $0.2 million during the three and nine months ended December 31, 2008.

ITEM 1A. RISK FACTORS.

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I,  Item 1A of our Fiscal 2008 Form 10-K and described in Item 1A – Risk Factors of our third quarter Form 10-Q for fiscal 2009.

The current volatility and disruption in the capital and credit markets could continue to adversely impact our business

Current uncertainty in global economic conditions poses a risk to the overall economy and has had and may continue to have a negative impact on consumers and impact their ability and inclination to spend on leisure and entertainment related activities and related software and electronics in response to tighter credit and negative financial news, which has resulted in reduced product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Important factors that could cause demand for our products to fluctuate include:
•	changes in business and economic conditions, including a downturn in the software industry and/or the overall economy;
•	changes in consumer confidence caused by changes in market conditions, including changes in the credit market, and energy prices;
•
changes in the rate of acceptance of new products, including our high-definition series products, online services and our Qflix initiative by content owners, original equipment manufacturers and consumers;

•	changes in the rate of the transition of products to new hardware configurations and platforms;

•	competitive pressures, including pricing pressures, from companies that have competing products;
•	changes in customer product needs;
•	strategic actions taken by our competitors; and
•	market acceptance of our products.

These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, in certain cases, may reduce our revenue, increase our costs, or lower our gross margin percentage.

The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on our stock price and we may cease to be in compliance with the continued listing standards set forth by Nasdaq.

If we cease to be in compliance with the continued listing standards, Nasdaq may commence delisting proceedings against us. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Stock markets in general and our stock prices in particular, have experienced significant price and volume volatility over the past year.  Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is temporary. There is no guarantee that we will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted. If our stock trades below $1.00 after the temporary suspension is lifted, Nasdaq may commence delisting procedures against us. If we were delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in a loss of confidence by investors, suppliers and employees. We were previously out of compliance with Nasdaq listing requirements due to our stock options review, but after completing that review we have since regained compliance.

We have had limited experience with online premium content services, and cannot assure you when or if our new CinemaNow service will have a positive impact on our profitability.

In November 2008, we acquired substantially all of the assets of CinemaNow, Inc., an online movie download and streaming business.  There is no assurance that consumers will widely adopt our online movie service offerings or that they will be profitable.  The implementation of new initiatives has involved, and will continue to involve, significant investments by us of time and money and could be adversely impacted by (a) our inability to timely implement and maintain the necessary information technology systems and infrastructure to support shifts in consumer preferences, and (b) the extent and timing of our continued investment of incremental operating expenses and capital expenditures to continue to develop and implement our online premium content offerings.  Because we have limited experience with online premium content offerings, we cannot assure you that they will be successful or profitable, including success in retaining customers.  Our ability to effectively and timely prioritize and implement our initiatives will also affect when and if they will have a positive impact on our profitability.

We depend on studios to license us content for our CinemaNow service.

Our ability to provide our CinemaNow service depends on studios licensing us content for Internet delivery.  The studios have great flexibility in licensing content, and the license periods and the terms and conditions of such licenses vary by studio.  If the studios change their terms and conditions, are no longer willing or able to provide us licenses, or if we are otherwise unable to obtain such content upon terms that are acceptable to us, our ability to provide the CinemaNow service to our customers will be adversely affected.

We rely on a number of third parties to deliver our CinemaNow service.

We offer our CinemaNow service through various computer and consumer electronics platforms and devices.  If we are not successful in creating appropriate distribution relationships with third parties, or if we encounter technological, content licensing or other impediments, our ability to grow our CinemaNow service could be adversely impacted.

If our customers select titles or formats that are more expensive for us to acquire and deliver more frequently, our expenses may increase.

Certain titles cost us more to acquire or result in greater revenue sharing expenses, depending on the source from whom they are acquired and the terms on which they are acquired.  If customers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other content acquisition expenses could increase, and our gross margins could be adversely affected.  In addition, films released in high-definition formats such as Blu-ray Disc may be more expensive for us to acquire and deliver, and if customers select these formats on a proportional basis more often than the existing standard definition formats, our expenses could increase, and our gross and operating margins could be adversely affected.

We could be liable for substantial damages if there is unauthorized duplication of the content we sell.

We believe that we are able to license premium content through our CinemaNow service in part because it has been designed to reduce the risk of unauthorized duplication and playback of this content.  If these security measures fail, our content may be vulnerable to unauthorized duplication and playback.  If others duplicate and/or playback the content we provide without authorization, studios and other content providers may terminate their agreements with us and, in addition, we could be liable for substantial damages.  Security breaches might also discourage other content providers from entering into agreements with us. We may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

ITEM 2 (c).  Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2008 we filed a Tender Offer Statement on Schedule TO with the SEC to repurchase and cancel certain stock options with high exercise prices and other options that were potentially subject to adverse taxation under Section 409A.  During the third quarter of fiscal 2009, we purchased options of 2.9 million eligible shares and paid $0.1 million in the fourth quarter of fiscal 2009.   The following table provides information relating to our purchase of stock options pursuant to the tender offer:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under Publicy Announced Plans or Programs

November 20, 2008 to December 31, 2008

Stock Options	2,805,829	$0.03	2,805,829	-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Sonic Solutions was held at our offices at 101 Rowland Way, Novato California on December 15, 2008.  Out of 26,383,277 shares of Common Stock (as of the record date of November 20, 2008) entitled to vote at the meeting, 24,696,134 shares were present in person or by proxy.  At the meeting the following directors were elected by the number of affirmative votes set opposite their respective names:

	Number of	Number of Shares
Name	Shares For	Withheld
Robert J. Doris	23,610,212	1,085,922
Peter J. Marguglio	23,401,672	1,294,462
R. Warren Langley	23,396,470	1,299,664
Robert M. Greber	23,396,440	1,299,694
Mary C. Sauer	23,466,415	1,229,719

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on February 6, 2009.

SONIC SOLUTIONS

/s/ David C. Habiger	February 6, 2009

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	February 6, 2009

Paul F. Norris Executive Vice President, Acting Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)