Form 10-K
period 2009-03-31
SONIC SOLUTIONS/CA/
filed 2009-06-01
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 72870

SONIC SOLUTIONS
 (Exact name of registrant as specified in its charter)

California	93-0925818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Rowland Way, Suite 110 Novato, California	94945
(Address of principal executive offices)	(Zip Code)

415-893-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Global Select Market on September 30, 2008) was approximately $126.1 million.  Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on May 27, 2009 was 26,615,868.

DOCUMENTS INCORPORATED BY REFERENCE:  None

SONIC SOLUTIONS
TABLE OF CONTENTS

PART I

Additional Information

References in this Annual Report on Form 10-K (“Annual Report”) to the “Company,” “Sonic,” “it,” or “its” mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires.  Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2009, unless otherwise specifically noted.  References to “FY” or “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “FY 2009” and “fiscal year 2009” each refer to the fiscal year ending March 31, 2009. Other references to “years” mean calendar years.  This Annual Report includes references to certain Company trademarks and registered trademarks.  Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of the federal securities laws.  These forward looking statements include, but are not limited to, statements regarding:  the market for the Company’s products;  macroeconomic conditions; consumer spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; growing popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content, impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described below under “Item 1.  Business”, “Item 1A.  Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  All forward-looking statements included in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.  Business

General

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, original equipment manufacturers (“OEMs”), enterprises, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronics (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

Sonic products and services are used to accomplish a wide variety of tasks, including creating and distributing digital audio and video content in a variety of formats; renting, purchasing and enjoying Hollywood movies and other premium content; producing digital media photo and video shows for sharing online and via television, PCs and CE devices; recording and playback of digital content on DVD, Blu-ray Disc (“BD”), other storage media and portable devices; managing digital media on PCs and CE devices; and backing up and preserving digital information, both to local storage devices and on the Internet.

The Company was incorporated in California in 1986 and completed its initial public offering in 1994.  Its principal executive headquarters are located at 101 Rowland Way, Suite 110, Novato, California 94945.  Its telephone number is (415) 893-8000, and its fax number is (415) 893-8008.

Periodically, the Company has acquired assets other than in the ordinary course of business.  For example in its largest acquisition, in December 2004, the Company acquired substantially all of the assets of the Roxio Consumer Software business from Roxio, Inc. (which changed its name to Napster, Inc. upon consummation of the acquisition).  Additionally, during fiscal 2009, the Company completed two acquisitions qualifying as business combinations: Simple Star, Inc. and CinemaNow, Inc.  For information regarding acquisitions, see Note 7, “Acquisitions,” to the Consolidated Financial Statements included in this Annual Report.

During fiscal 2009, the Company initiated restructuring plans to reorganize operations, optimize its engineering and development efforts, reduce workforce, consolidate divisions into a single reporting segment, unify its OEM licensing efforts, and eliminate organizational redundancies.  For more information see Note 8, “Restructuring,” to the Consolidated Financial Statements included in this Annual Report.

Operating Segments

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company now organizes its business into two reportable operating segments targeted at these different forms of content:  the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.

Roxio Consumer Segment

Products and Services

The Company’s Roxio Consumer segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  Roxio offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy VHS to DVD, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.

Sales and Distribution; Markets

Most Roxio products are sold in a number of different versions and languages.  The Company distributes Roxio products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the same “under the hood” technology that powers Roxio products to other companies who wish to build their own PC software products.

OEM Bundling

A primary channel for the Company’s Roxio applications software is the inclusion or “bundling” of the Company’s products with compatible products sold by OEMs.  The Company believes that most consumers first become exposed to digital media software when they purchase a new PC or a CE device, such as a mobile phone, and begin to use the software that comes bundled with the PC or CE device.  Some of these new users later add to their software capabilities via upgrades or add-ons, in many cases through web transactions or purchases at retail locations.

The Company’s OEM customers include Roxio software as a value-added offering for their customers and often pay the Company a royalty on each copy of the software shipped with their products.  Typically the royalty paid is only a small fraction of the retail price for the Company’s software.  The Company enters into bundling arrangements because they generate revenue for the Company as well as create a large installed base of customers to whom it can sell upgraded, enhanced or different versions of its products.

The Company has bundling arrangements with a variety of OEMs whose products include such features as video capture and interface cards, DVD recorders, CD recorders, PC models that include DVD recorders, PC models that include CD recorders, PC models positioned as “multimedia” PCs, mobile phones and other devices.  Many of the Company’s bundle deals permit it to capture customer registrations or to invite the customer to click-through to the www.roxio.com web site where it can offer additional products for sale directly.

The Company also has non-traditional bundling programs with some of its OEM customers, under which the Company reduces or eliminates the royalty due to it when a copy of its product is shipped by the OEM.  In return the OEM actively promotes the purchase of an enhanced version of the bundled product, either at “point of sale” (that is the point at which end-user customers purchase a PC or other device) or after point of sale.  The resulting revenues are split between the Company and the OEM.  The largest such program is currently with Dell.

The Company usually does not provide end-user support as part of its bundling arrangements, instead relying on OEMs to support the end-user customers.  The Company typically does provide “second line” support to OEMs to back up their “first line” support of the Company’s products to their consumer customers.

Roxio maintains an engineering and delivery staff that concentrates on OEMs.  OEM customers tend to be very sensitive to product quality and stability, and usually are focused on providing their end-user customers with a simple, elegant, and trouble-free experience.  They often demand significant customization of Roxio products to meet their particular requirements.  OEMs, particularly those with high volume businesses, require strict adherence to the release schedules of their product lines.

Volume Licensing

The Company licenses Roxio applications software for use by corporate and institutional organizations on populations of in-house PCs.  In many ways, volume licensing resembles the Company’s OEM business:  there is a single point of sale for a large number of copies of its software; the price per copy is usually set at a significant discount from retail price; often a single copy of its software is provided that the volume license customer then replicates for internal deployment.  Volume license customers also tend to be highly focused on product quality and stability as well as on a simple, elegant, and trouble-free user experience.

Web Store

The Company currently makes its products available through web-based retail sites in North America, Europe and Japan. These retail sites are operated by third party resellers.  Under these arrangements, the Company’s reseller partners typically maintain sites that are branded as the Company’s, provide the infrastructure to handle secure purchase transactions, and deliver the product (whether via web download or physical fulfillment).  The Company believes that its web-based retail channel will represent an increasing percentage of its overall Roxio software revenues.  Sales through this channel constituted approximately 22%, 22% and 20% of total net revenues for fiscal years 2009, 2008 and 2007, respectively.  Digital River was the primary source through which the Company earned web store revenues during fiscal 2009, for additional information see Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report.

Retail Channel

The Company distributes Roxio products through a large number of retail partners - representing both traditional physical retail stores as well as catalog and web stores, including physical store locations worldwide that sell at least one of its products.  The Company promotes its products in the retail channel through a variety of techniques, including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.

The Company’s retail products are often distributed through distributors.  These distributors handle inventory, shipment to particular retail locations, and product returns and stock rotation as required by the Company’s retail resellers.  In North America, the Company’s major distribution partners are Navarre Corporation and Ingram Micro, Inc. (“Ingram”).  In Europe, the Company has multiple distribution partners, including GEM Distribution Ltd., Ingram, Koch Media GmbH, and Computers Unlimited SAS, that handle the majority of its European distribution volume.  In Japan, the Company’s distribution partners are Softbank Commerce Corporation and Marubeni Corporation.

Technology Licensing

The Company also markets the same “under the hood” technology that powers Roxio products to other companies who wish to build their own PC software products.  The Company often markets this technology under the AuthorScript and CinePlayer brand names.  The Company packages this software with an Application Programmer’s Interface; that is, a top level mechanism permitting other companies’ software engineers easily to access the Company’s processing technology and integrate it with their own software applications.  The Company’s technology licenses have a variety of structures:  (i) software bundling type arrangements in which it receives a royalty on every unit of its software shipped; (ii) annual or one-time license fees; (iii) custom development work for which the Company receives payment, and (iv) broad development relationships through which the license partner receives source-level access and rights to participate with the Company in one or more of its ongoing development programs.

Manufacturing and Suppliers

The Company outsources the manufacture of its Roxio products for physical delivery through retail and web store channels.  HP Software Publishing is the Company’s current primary supplier and provides services such as parts procurement, parts warehousing, product assembly and supply chain services.  These services are provided to the Company from two primary HP locations: Andover, Massachusetts, servicing North America; and Galway, Ireland, servicing Europe.  Production services and supply chain logistics for Asia and the Pacific Rim are serviced by ModusLink, Taipei. HP and ModusLink are non-exclusive suppliers.

The Company selects its suppliers based on their ability to provide high quality, responsive service, competitive costs and the capacity to scale up volumes as necessary to meet Company’s product launches and seasonality requirements.  Finished goods usually are produced and shipped within a week of receipt of order.  The Company’s supply chain vendors produce the finished goods, generate the required shipping and receiving documents, and provide return goods documentation and reconciliation services.

Competitive Environment

The market for the Company’s Roxio consumer products and services is very competitive.  Both large and small companies produce video editors, photo editors, backup solutions and other products and services that compete with the Company’s.  Many of the Company’s competitors have greater technical and financial resources than the Company does.  Some of the Company’s products and services provide features and technical capabilities that are generally comparable to higher priced products offered by larger competitors.  The Company’s digital media products, including DVD playback, authoring and video editing, are in direct competition for strategic relationships with PC and CE OEMs, software companies, online services companies and technical developers.

Segment Information

The Roxio Consumer segment accounted for approximately 87% of net revenue for fiscal year 2009.  See Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for a summary of the Company’s financial data by business segment, geography and customer concentration.

Premium Content Segment

Products and Services

The Company’s Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  Within this segment, the Professional Products Group reporting unit offers software under the Scenarist, CineVision, and DVDit product names and Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  CinemaNow, also part of this segment, sells, rents and distributes premium entertainment content to consumers over the Internet.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, licenses intellectual property through its Qflix initiative, and licenses patents.

Products and Services

Professional Products

The Professional Product Group develops, sells, and provides technical support for a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released digital media titles in various formats to mass consumer markets worldwide.  The Company’s professional products include its Scenarist branded high-end authoring applications, its Scenarist Publisher template-based authoring solutions, CineVision encoding systems, and easy-to-use DVDit and DVDit Pro HD authoring solutions.  The Company’s professional software products enable professional customers to prepare DVD, BD and other digitally formatted titles for a variety of purposes, including private, one-off, independent and major commercial release packaged media or digital distribution to mass market consumers worldwide.  The Company’s professional software solutions support video and audio encoding, authoring, playback emulation, multiplexing (combining navigation programming with content elements to produce finished disc images), and automated, customizable workflow processing.

Qflix

The Company offers its Qflix intellectual property and technology licensing program for the application of Content Scrambling Systems (“CSS”) to recordable DVD.  CSS is the standard protection mechanism used in essentially all DVD players and on the majority of commercial, replicated DVDs.  The Qflix program provides branding and certification for CSS recordable drives, CSS recordable media, and related components, and licenses key patents.  The Qflix program enables content owners to manufacture and deliver industry-standard copy-protected DVDs directly to consumers “on demand,” replacing the traditional costs associated with DVD manufacturing, distribution and inventory with internet distribution, which can be located in retail establishments, or on a consumer’s PC or set-top box, as well as other manufacturing facilities.  Under the Qflix program, retailers and content owners are able to make a broader selection of DVD titles available to consumers without having to manage a large stock of physical inventory, and consumers are able to create their own personal DVDs of premium content at home.

CinemaNow

CinemaNow is the Company’s Internet delivery platform for the sell-through or rental of premium content.  The CinemaNow library contains thousands of digital assets, including content from 20th Century Fox, Walt Disney Co., DreamWorks Animation SKG, MGM, Miramax, NBC Universal, Sony, Warner Bros. and Lions Gate Entertainment. This premium content is available for electronic sell-through (download to own), rental or DVD burning using Qflix technology.  The titles on CinemaNow include blockbuster Hollywood hits, feature-length films, television episodes, short films, and music concerts.

Technology Licensing

In connection with its CinemaNow service and premium software offerings, the Company licenses its technology to CE device manufacturers, including companies that make the integrated circuits used by equipment manufacturers.  The customers and agreements for this business are similar to those for the technology licensing business engaged in by the Company through its Roxio consumer segment.

Patent Program

The Premium Content segment also includes the Company’s patent management and commercialization program.  Under the patent program the Company identifies patentable ideas that arise in the course of its internal development operations, assesses and acquires patents as part of its business acquisitions, and assesses and may acquire patents and patent portfolios from other companies, although it has not made an acquisition of separate patents or patent portfolios to date.  The Company’s patent program is designed to generate revenues by granting limited licenses to patents directly to other companies or consortia, licensing the use of patents in connection with licenses of its applications software or software technology, including patents in patent pools associated with industry standard formats, and selling or licensing patents to other companies for exploitation.  Under appropriate circumstances and in order to protect the Company’s intellectual property, it may litigate or bring other legal proceedings against third parties who infringe its patents.

Sales and Distribution; Markets

The Company sells its professional products through a field sales force in combination with a network of specialized professional audio/video dealers.  As of March 31, 2009, the Company employed 14 people in its field sales organization for Premium Content professional products.  Sales personnel are based in the Company’s headquarters in Novato, CA as well as its offices in Santa Clara, CA, Burbank, CA, London, England and Tokyo, Japan.  Most of the Company’s field sales personnel operate under compensation arrangements in which a substantial portion of their compensation is contingent upon performance relative to revenue targets.  The Company’s professional customers span the “Hollywood to Home” spectrum.  On the Hollywood end, the Company’s professional products are mainly sold to the high-end film and video post-production facilities that process and prepare audio, video and film content for delivery across a variety of broadcast, broadband and mobile playback platforms.  The production facilities utilize the Company’s solutions to provide authoring services for Digital Video Disc (“DVD”), BD, digital and other formats.  The titles authored by its professional customers consist primarily of major feature film, entertainment, and educational programs as well as business-to-business and business-to-consumer content. The Company’s professional customers range in size from relatively small organizations with few employees to major content creation facilities with thousands of employees.

The Company offers its CinemaNow service directly through its www.cinemanow.com website and, increasingly, through third party partners who offer the service through their own websites, through computers and through CE devices.  To the extent that the Company offers the CinemaNow service through PC and CE OEMs, its distribution relationships are similar to, and often overlap with, the OEM relationships that it establishes through the Roxio consumer segment.

Competitive Environment

A number of companies produce or have produced products that compete with some or all of the Company’s premium product and service offerings.  The Company’s CinemaNow service, in particular, faces a wide range of competition from other companies seeking to position themselves strategically as the digital distribution of Hollywood movies and other premium content grows in scope and importance.  Significant competition exists from well-established traditional premium content distribution channels, including retailers that rent, sell or trade DVDs and games, cable and satellite video on demand (“VOD”) services, and other in-home entertainment.  Consumers have a variety of vendor choices and multiple distribution options for premium content consumption, and the Company believes that this competition will increase over the coming years as the proliferation of digital delivery continues.  Some of the Company’s competitors have greater financial or organizational resources and/or greater familiarity than the Company does with certain technologies.

Segment Information

The Premium Content segment accounted for approximately 13% of net revenue for fiscal year 2009.  See Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for a summary of the Company’s financial data by business segment, geography and customer concentration.

General Business Factors

The matters described in this section apply generally to the Company’s business activities, including both of its operating segments.

Intellectual Property

The Company protects its proprietary rights through a variety of means and measures, including patents, trade secrets, copyrights, trademarks, contractual restrictions and technical measures.  The Company generally offers its products and services subject to purchase and license agreements that restrict unauthorized disclosure of its proprietary software and designs, or copying for purposes other than the use intended when the product is sold.

The Company owns or licenses many patents and has a number of patent applications pending in the United States and foreign countries.  The status of software and business method patent protection has been in flux.  On the one hand, there has recently been a trend on the part of patent authorities to grant patents in audio and video processing techniques and, in particular, for software based techniques, with increasing liberality.  On the other hand, there has been an increasing tendency on the part of some courts to invalidate patents granted by the patent authorities (for example, in the case of KSR v. Teleflex (April 2007), the U.S. Supreme Court enunciated a new standard of “obviousness” that may call into question many patents granted under the recent, liberal patent regime).  Given the general confusion and imprecision in this area, the Company believes that it is quite possible that some of its present or future products might be found to infringe issued or yet to be issued patents, and it is almost certain that the Company will be asked by patent holders to respond to infringement claims.  If such patents were held to be valid, and if they covered a portion of the Company’s technology for which there was no ready substitute, the Company might suffer significant market and financial losses.

The Company has endeavored to reduce its risk to some extent by means of contractual provisions. For example, in the case of low revenue-per-copy bundling agreements with OEM customers, the Company typically attempts to limit any indemnity it provides to its customers against the possibility that their use of its products will ultimately be held to be infringing.  However, not all of the Company’s OEM customers are willing to agree to the terms that the Company seeks, and, even if they agree, there is no assurance that such limitations in the bundling agreements will in fact reduce the Company’s exposure to liability.

The Company relies to a great extent on the protection the law gives to trade secrets to protect its proprietary technology.  The Company policy is to request confidentiality agreements from all of its employees and key consultants, and it regularly enters into confidentiality agreements with other companies with whom the Company discusses its proprietary technology, financial issues, business opportunities and other confidential matters.  Despite trade secret protection, the Company cannot be certain that third parties will not independently develop the same or similar technologies, or whether third parties will improperly disclose or use Sonic technologies.

Seasonal Trends

The Company’s software product sales have historically followed a seasonal trend, with sales being typically higher in the December and March quarters.  Due to adverse global economic conditions, this normal seasonality was not pronounced during fiscal 2009.

Research and Development

The Company’s research and development staff is located principally at its headquarters in Novato and Santa Clara, California, and in its offices in San Luis Obispo, California; Wayne, Pennsylvania and; in Shanghai and Hangzhou, China.  The Company typically hires research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.  For information regarding research and development expenses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

Employees

As of March 31, 2009, the Company had approximately 518 full-time employees, a reduction of 24% from its previous level as of March 31, 2008, due primarily to restructuring activities in fiscal 2009.  The total consists of 102 employees engaged in sales and marketing, 314 engaged in research and development and the remaining 102 engaged in general and administration.  As of March 31, 2009, the Company had approximately 246 employees in North America, 28 employees in Europe, and 244 employees in Asia.  The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel.  None of the employees are subject to collective bargaining agreements.  The Company believes relations with employees are good.

Available Information

The Company’s corporate website is www.sonic.com.  The Company makes available free of charge, on or through its website, this Annual Report on Form 10-K, quarterly reports on Form 10-Q, and previous annual reports on Form 10-K, current reports on Form 8-K and amendments to those reports, if any, and any other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”).  Information contained on the Company’s website is not a part of this Annual Report.

Item 1A.  Risk Factors

The following are certain risk factors that could affect the Company’s business, financial results and results of operations.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.  You should carefully consider the following risk factors as well as those in other documents the Company files with the SEC.  The risks and uncertainties described below are not the only ones the Company may face.  Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business operations.

Adverse global economic conditions may continue to negatively affect the Company’s business, results of operations, and financial condition.

Current adverse global economic conditions has had, and may continue to have, a negative impact on consumers and limit their ability and inclination to spend on leisure and entertainment related products and services.  If demand for the Company’s products and services further decreases, as a result of economic conditions or otherwise, the Company’s financial condition would be adversely impacted.

The recent financial downturn has had and could continue to negatively affect the Company’s business, results of operations, and financial condition.

The recent global economic downturn has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of Company products, and increased expense or inability to obtain financing for Company operations.

The Company was not profitable in fiscal 2009 or fiscal 2008, and there can be no assurance that the Company will generate net income in subsequent periods.

The Company experienced net losses of $118.1 million and $5.5 million for fiscal years 2009 and 2008, respectively.  There can be no assurance that the Company will be cash flow positive or generate net income in fiscal year 2010 or future years.

Rapid changes in technology and consumer preferences may adversely affect the Company’s operating results..

The market for the Company’s products and services is characterized by rapid changes in technology.  The Company may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors, and, therefore, the Company may fail to make accurate financial forecasts.  The Company’s operating results may fluctuate significantly as a result of a variety of factors, many of which are outside its control.  These factors include:

•	fluctuations in demand for, and sales of, the Company’s products and services;

•	introduction of new products and services by the Company or its competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders for and shipments of the Company products;

•	changes in the mix of products and services that the Company sells and the resulting impact on its gross margins;

•	changes in the terms of the Company’s licensing, distribution and other agreements;

•	costs associated with litigation and intellectual property claims; and

•	economic conditions as noted above in these risks.

The Company’s operating expenses are based on its current expectations of its future revenues and are relatively fixed in the short term.  Customer purchasing behavior can be difficult to forecast, and if the Company has lower revenues than expected, the Company may not be able to quickly reduce its expenses in response.  As a consequence, the Company’s operating results for a particular quarter could be adversely impacted, and this could in turn negatively affect the market price of its common stock.

The Company must develop and introduce new and enhanced products in a timely manner to remain competitive.

To compete successfully in the markets in which the Company operates, it must develop and sell new or enhanced products that provide increasingly higher levels of performance and reliability.  As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that the Company may negotiate in an effort to bring its products to market may prove to be higher than those ultimately offered to other licensees, putting the Company at a competitive disadvantage.  Further, if new formats and technologies prove to be unsuccessful or are not accepted for any reason, there may be limited demand for the Company’s products.  The products and services that the Company is currently developing or intends to develop may not achieve feasibility or be accepted by the market, and if the Company is unable to recover the costs associated with its research and development activities, it may adversely impact the Company’s business, financial condition and results of operations.

The Company relies on distributors, resellers and retailers to sell its products, and disruptions to these channels would affect adversely the Company’s ability to generate revenues from the sale of its products.

The Company sells its retail consumer software to end-users via retail channels through its network of distributors and resellers, and relies on two distributors for a significant portion of sales.  Any decrease in revenue from these distributors or the loss of one of these distributors and the Company’s inability to find a satisfactory replacement in a timely manner could negatively impact its operating results adversely.

Moreover, the Company’s failure to maintain favorable arrangements with its distributors and resellers may adversely impact its business.  For example, the Company’s distributors and resellers and the retailers who sell its software to the public also sell products offered by the Company’s competitors.  If the Company’s competitors offer its distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry the Company’s products.  If the Company’s distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, its sales could be impacted negatively.  Further, if the Company reduces the prices of its products, it may have to compensate its distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of the Company’s products.  In addition, the Company is exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights.  If direct sales to customers through the Company’s web-based channels continue to increase, its distributors, resellers and retailers may suffer decreased sales as a consequence.  These changes may cause the Company’s distributors, resellers or retailers to cease distribution of its products or seek more favorable terms, either of which could seriously harm the Company’s business.

Because the Company’s products are designed to comply with industry standards, to the extent the Company cannot distinguish its products from those produced by its competitors, its current distributors and customers may choose alternate products or choose to purchase products from multiple vendors.  The Company may be unable to compete effectively if it cannot produce products more quickly or at lower cost than its competitors.

The Company cannot provide any assurance that the industry standards on which it develops new products will allow it to compete effectively with companies possessing greater financial and technological resources than it has to market, promote and exploit sales opportunities as they arise in the future.  Products that are designed to comply with standards may be viewed as interchangeable commodities by the Company’s customers.  Further, any new products developed may not be introduced in a timely manner or in advance of the Company’s competitors’ products and may not achieve the broad market acceptance necessary to generate significant revenues.

The Company’s business depends on sales of consumer products and services, which subject it to risks relating to, among other things, changing consumer demands and increased competition.

The Company’s business depends on sales of consumer products and services, subjecting it to risks associated with changing consumer demands, extensive competition, and/or product warranty concerns.  The Company’s ability to succeed in consumer markets depends upon its ability to enhance its existing offerings, introduce new competitive products and services, and minimize the impact of sudden price decreases.  The Company sells its consumer products through bundling arrangements with OEM customers, through its web store, and through physical and web-based retail channels.  The Company may not have the resources or expertise to continue to develop and exploit these distribution channels effectively.  Additionally, some of the Company’s non-OEM revenue opportunities are fragmented and take more time and effort to establish and maintain.  Also, some of the Company’s competitors have well established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage.  If the Company is not successful in overcoming these challenges, its business and results of operations may be harmed.

Because a large portion of the Company’s revenue is from OEM customers, the potential success of its products is tied to the success of their product sales.

A substantial portion of the Company’s revenue is derived from sales through OEM customers who bundle copies of Company’s software with their products.  Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of the Company’s products, which could in turn harm its business, financial condition and results of operations.  Moreover, sales of the Company’s OEM products depend in large part on consumer acceptance and purchase of DVD players, BD players, DVD recorders and other digital media devices marketed by its OEM customers in PCs, CE devices, or on a stand-alone basis.  Consumer acceptance of these digital media devices depends significantly on the price and ease of use of these devices, among other factors.  If the demand for these devices is impaired, the Company’s OEM sales will suffer a corresponding decline.

In addition, the Company relies on reports prepared by OEM customers to determine the results of its sales of products through these OEM customers.  If the OEM customers prepare inaccurate or substandard sales reports, the Company may be required to take corrective actions, including auditing current and prior reports.  Such corrective actions may result in a negative impact on the Company’s business or its reported results.

Changes in requirements or business models of the Company’s OEM customers may affect negatively its financial results.

OEM customers can be quite demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic terms.  Because there are a relatively small number of significant OEM customers, if they demand reduced prices for Company products, the Company may not be in a position to refuse such demands, which would damage its revenues and results of operations.  If particular OEMs demand certain products or product features that the Company is unable to deliver, or if they impose higher quality requirements than the Company is able to satisfy, the Company could lose those relationships, which likely would damage its revenues and its results of operations.  Also, if the Company’s competitors offer its OEM customers more favorable terms than it does or if its competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include the Company’s software with their products.  The Company’s business will suffer if it is unable to maintain or expand its relationships with OEMs.

The Company depends on a limited number of customers for a significant portion of its revenue, and the loss of one or more of these customers could materially harm its operating results, business and financial condition.

During the fiscal year ended March 31, 2009, approximately 14% and 11% of the Company’s net revenue was derived from revenue received from Dell and Hewlett-Packard, respectively, and approximately 6% and 16% of its net revenue for fiscal 2009 was derived from revenue received from its two largest distributors, Ingram and Navarre, respectively.  In addition, during fiscal 2009, approximately 22% of the Company’s net revenue was derived from online web store revenue received through Digital River.  The Company anticipates that the relationships with Dell, Hewlett-Packard, Ingram, Navarre and Digital River will continue to account for a significant portion of its revenue in the future.  Any changes in the Company’s relationships with any of these companies could seriously harm its operating results, business, and financial condition.

The Company’s web-based revenue is vulnerable to third party operational problems and other risks.

The Company currently makes its products and services available through web-based retail sites operated by third party resellers. Under these arrangements, the Company’s reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment).  The Company’s web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information.  The Company relies on the third party resellers who operate these web stores for their smooth operation.  Any interruption of these web stores could have a negative effect on the Company’s business.  If the Company’s web store resellers were to withdraw from this business or change their terms of service in ways that were unfavorable to the Company, there might not be a ready alternative outsourcing organization available to the Company, and it might be unprepared to assume operation of the web stores.  If any of these events occurs, the Company’s results of operations would be harmed.

Changes in the Company’s product and service offerings could cause it to defer the recognition of revenue, which could harm its operating results and adversely impact its ability to forecast revenue.

The Company’s products contain advanced features and functionality that may require it to provide increased levels of end user support, and the Company’s services require the Company to continue to provide various benefits during the applicable service terms.  To the extent that the Company offers a greater degree of end-user support and ongoing services, it may be required to defer a greater percentage of its revenues into future periods, which could harm its short-term operating results.

The Company’s reliance on a limited number of suppliers for its manufacturing makes it vulnerable to supplier operational problems.

The Company outsources the manufacturing of its consumer software products primarily to HP Software Publishing.  HP Software Publishing provides services such as parts procurement, parts warehousing, product assembly and supply chain services from two primary locations: Andover, Massachusetts, servicing North America; and Galway, Ireland, servicing Europe.  Production services and supply chain logistics for Asia and the Pacific Rim are provided by ModusLink, Taipei.  Any disruption in the operations of these suppliers, or any product shortages or quality assurance problems could increase the costs of manufacturing and distributing the Company’s products and could adversely impact its operating results.  Moreover, if these suppliers ceased to perform or fail to perform as the Company expects, the Company could face difficulty in engaging substitute suppliers in a timely manner or at all or under terms and conditions acceptable to the Company.

The Company’s product prices may decline, which could harm its operating results.

The market for the Company’s software is intensely competitive.  It is likely that prices for its OEM products, particularly in the DVD area, will decline due to competitive pricing pressures from other software providers, competition in the PC and CE industries and continuing concentration among OEM customers.  In addition, the Company now derives a substantial portion of its revenue from retail sales, which also are subject to significant competitive pricing pressures.  The Company may also experience pricing pressures in other parts of its business.  These trends could make it more difficult for the Company to increase or maintain its revenue and may cause it to incur increasing losses.

Qualifying and supporting the Company’s products on multiple computer platforms is time consuming and expensive.

The Company devotes significant time and resources to qualify and support its software products on various computer platforms, including Microsoft and Apple operating systems.  To the extent that any qualified and supported platform is modified or upgraded, or it needs to qualify and support a new platform, the Company could be required to expend additional engineering time and resources, which could add significantly to its development expenses and adversely affect its operating results.

The Company may engage in future acquisitions that could dilute its existing shareholders’ ownership and harm its business, results of operations and financial condition.

As part of the Company’s efforts to enhance its existing products and services, introduce new products and services, grow its business and remain competitive, the Company has pursued, and it may continue to pursue acquisitions of companies, products and technologies.  The Company cannot assure you that it will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its current operations, or expand into new markets.  In addition, the integration of a new business into the Company’s existing business is a complex, time-consuming and expensive process.  If Company’s management is unable to minimize the potential disruption to its business during the integration process, the anticipated benefits of an acquisition may not be realized.  Realizing the benefits of an acquisition depends in part on integrating technology, operations and personnel while maintaining focus on existing business.  The Company may encounter substantial difficulties, costs and delays in integrating various acquisitions.  As a consequence, acquisitions by the Company could result in the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•
potential conflicts between business cultures, and difficulties and delays in the assimilation and integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	issuance of equity securities that would dilute the Company’s current shareholders’ percentages of ownership;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	contractual and/or intellectual property disputes;

•	undiscovered and unknown problems, defects or other issues related to any acquisition that become known to the Company only after the acquisition;

•	potential conflicts in distribution, marketing or other important relationships, or poor acceptance by the Company’s resellers;

•	difficulties caused by entering geographic and business markets in which the Company has no or only limited prior experience;

•	acquired product and services may not attract consumers and other end users;

•	potential loss of key employees of acquired businesses and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures;

•	the failure to achieve anticipated levels of revenue, profitability or productivity; and

•	poor acceptance of the Company’s business model and strategies.

The Company’s failure to manage its global operations effectively may adversely affect its business and operating results.

As of March 31, 2009, the Company had four major locations (defined as a location with more than 15 employees) and employed approximately 272 employees outside the United States.  The Company’s management team faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs.  The Company’s inability to successfully manage its global organization could have a material adverse effect on its business and results of operations and, as a result, on the market price of its common stock.

The Company is subject to risks associated with its international operations.

Revenue derived from international customers accounted for approximately 28%, 18% and 22% of the Company’s net revenues in fiscal years 2009, 2008 and 2007, respectively.  The Company expects that international sales will continue to account for a significant portion of its net revenues for the foreseeable future.  As a result, the occurrence of adverse international political, economic or geographic events could result in significant revenue shortfalls, which could harm the Company’s business, financial condition and results of operations.

The Company’s international operations expose it to additional risks, including, but not limited to:

•	import and export restrictions and duties, including tariffs, quotas, and other barriers;

•	delays resulting from difficulty in obtaining export licenses for certain technology, foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•	liquidity problems in various foreign markets;

•	uncertainties and liabilities associated with foreign tax laws;

•	burdens of complying with a variety of foreign laws, including more stringent consumer and data protection laws;

•	unexpected changes in, or impositions of, foreign legislative or regulatory requirements;

•	difficulties in coordinating the activities of its geographically dispersed and culturally diverse operations;

•	difficulties in staffing, managing, and operating its international operations;

•	potential loss of proprietary information due to misappropriation or laws that may be less protective of the Company’s intellectual property rights than U.S. law;

•	political and economic instability;

•	changes in diplomatic and trade relationships; and

•	other factors beyond its control including terrorism, war, natural disasters and diseases, particularly in areas in which it has facilities.

Certain political, economic and social considerations relating to China could adversely affect the Company.

In addition to other risks associated with its global business, the Company faces risks due to the substantial operations it conducts in China, which could be adversely affected by political, economic and social uncertainties in China.  The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China.  However, given the desire of the central government leadership to maintain stability in China amid rapid social and economic changes, economic market reforms of recent years could be slowed, or even reversed.  In addition, many of the laws and regulations impacting the Company in China are relatively new, the Chinese legal system is still evolving, the interpretation of laws and regulations is not always uniform and enforcement of these laws and regulations involve uncertainties, all of which may limit the remedies available in the event of any claims or disputes with third parties.

Revenues derived from the Company’s consumer DVD products have declined in recent years and may continue to decline.

The Company has experienced declines in consumer products revenue, and absent the introduction and market acceptance of new formats such as BD or new business and service models, the Company expects such declines to continue.

With the growth in the Internet software sales, the Company expects to face increasing competition from smaller software providers.

The increasing popularity of the Internet is enabling smaller software providers to distribute products with minimal upfront costs or resources.  In the past, a substantial barrier to entry into the packaged software market for small-scale providers has been the need to manufacture, package and distribute software through a retail or commercial distribution chain.  To the extent consumers increasingly purchase software over the Internet, the Company expects to face increased competition from small software development companies and programmers worldwide.  New entrants that have business models focused on Internet distribution may have more favorable cost structures than the companies that employ a multi-channel distribution network, which could give those competitors cost savings, pricing and profitability advantages.

The Company has had limited experience with online premium content services, and cannot assure you when or if its new CinemaNow service will have a positive impact on the Company’s profitability.

During fiscal 2009, the Company acquired substantially all of the assets of CinemaNow, Inc., an online movie download and streaming business.  There is no assurance that consumers will widely adopt its online movie service offerings or that it will become profitable.  The Company has invested, and will continue to invest, significant time and money in building the premium content business, and the Company’s success could be jeopardized by difficulties in implementing and maintaining premium content information technology systems and infrastructure and/or by increased operating expenses and capital expenditures required to in connection with online premium content offerings.  Because the Company has limited experience with online premium content offerings, it cannot assure you that it will be successful or profitable.

The Company depends on studios to license its content for its CinemaNow service.

The Company’s ability to provide its CinemaNow service depends on studios licensing content for Internet delivery.  The studios have great discretion in whether to license their content, and the license periods and the terms and conditions of such licenses vary by studio.  If the studios change their terms and conditions, are no longer willing or able to provide the Company licenses, or if the Company is otherwise unable to obtain premium content on terms that are acceptable, the ability to provide the CinemaNow service to the Company’s customers will be adversely affected, which could adversely affect the Company’s business and operating results.

The Company relies on a number of third parties to deliver its CinemaNow service.

The Company offers its CinemaNow service through various PC and CE platforms and devices.  If the Company isn’t successful in creating appropriate distribution relationships with third parties, or if the Company encounters technological, content licensing or other impediments, the Company’s ability to grow its CinemaNow service could be adversely impacted, which could adversely affect the Company’s business and operating results.

If the Company’s customers select titles or formats that are more expensive for the Company to acquire and deliver more frequently, the Company’s expenses may increase.

Certain titles cost the Company more to acquire or result in greater revenue sharing expenses.  If customers select these titles more often on a proportional basis compared to all titles selected, the Company’s costs and margins could be adversely affected.  In addition, films released in high-definition formats such as BD may be more expensive for the Company to acquire and deliver, and if customers select these formats on a proportional basis more often than the existing standard definition formats, the Company’s costs and margins could be adversely affected.

The Company could be liable for substantial damages if there is unauthorized duplication of the content it sells.

The Company believes that it is able to license premium content through its CinemaNow service in part because the service has been designed to reduce the risk of unauthorized duplication and playback of this content.  If these security measures fail, studios and other content providers may terminate their agreements with the Company and, in addition, the Company could be liable for substantial damages.  Security breaches might also discourage other content providers from entering into agreements with the Company.  The Company may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.

The Company’s executive officers and other key personnel are critical to its business, and because there is significant competition for personnel in the Company’s industry, it may not be able to attract and retain qualified personnel.

The Company’s success depends on the continued contributions of its executive management team, its technical, marketing, sales, customer support and product development personnel.  The loss of key individuals or significant numbers of such personnel could significantly harm the Company’s business, financial condition and results of operations.  The Company does not have any life insurance or other insurance covering the loss of any of its key employees.

Some of the Company’s competitors possess greater technological and financial resources, may produce better or more cost-effective products or services and may be more effective than the Company, in marketing and promoting their products and services.

There is a substantial risk that competing companies will produce better or more cost-effective products or services, or will be better equipped than the Company, to promote products or services in the marketplace.  A number of companies offer products and services that compete with the Company’s products, either directly or indirectly.  Many of these companies have greater financial and technological resources than the Company.

Undetected errors found in Company products and services may result in loss of or delay in market acceptance, which could seriously harm the Company’s reputation and business.

The Company’s products and services may contain undetected errors, especially when first introduced or as new versions are released, and the Company may need to modify significantly its products or services to correct these errors.  Failure to achieve acceptance could result in a delay in, or inability to, receive payment.  The Company’s products and services may not be free from errors or defects after commercial shipments have begun or services rendered, which could result in the rejection of its products and damage to its reputation, as well as lost revenues, diverted development resources, increased service and warranty costs and related litigation expenses and potential liability to third parties, any of which could harm its business.

The Company is vulnerable to earthquakes, labor issues and other unexpected events.

The Company’s corporate headquarters, as well as the majority of its research and development activities, are located in California and China, both of which are areas known for seismic activity.  An earthquake or other disaster could result in an interruption in Company business.  The Company’s business also may be impacted by labor issues related to its operations and/or those of its suppliers, distributors or customers.  Such an interruption could harm the Company’s operating results.  The Company is not likely to have sufficient insurance to compensate adequately for losses that it may sustain as a result of any natural disasters or other unexpected events.

If the Company fails to protect its intellectual property rights it may not be able to market its products and services successfully.

Unlicensed copying and use of the Company’s intellectual property or illegal infringements of its intellectual property rights represent losses of revenue to the Company.  The Company’s products and services are based in large part on proprietary technology, which it has sought to protect with patents, trademarks, copyrights and trade secrets.  Effective patent, trademark, copyright and trade secret protection may not be available in every country in which the Company’s products and services may be manufactured, marketed, distributed, sold or used.  Moreover, despite the Company’s efforts, these measures only provide limited protection.  Third parties may try to copy or reverse engineer portions of the Company’s products or services or otherwise obtain and use its intellectual property without authorization.  The Company cannot assure you that the protection of its proprietary rights will be adequate or that its competitors will not develop independently similar technology, duplicate the Company’s products or services or design around any of its patents or other intellectual property rights.

The Company may become involved in costly and time-consuming patent litigation.

Third parties could claim that the Company’s products or services infringe their patents.  As new standards and technologies evolve, the Company, it believes that it may face an increasing number of third party claims relating to patent infringements and potential patent infringements over time.  Patent infringement litigation can be time consuming and costly, may divert management resources and could result in the invalidation of the Company’s intellectual property rights.  If such litigation resulted in an unfavorable outcome for the Company, it could be subject to substantial damage claims and/or be required to cease production of infringing products, terminate its use of the infringing technology, develop non-infringing technology and/or obtain a license agreement to continue using the technology at issue.  Such license agreements might not be available to the Company on acceptable terms, resulting in serious harm to its business.  The Company’s use of technology asserted to be infringing could result in liability that could adversely affect its ability to continue its operations as currently structured.

The Company may be liable to some of its customers for damages that they incur in connection with intellectual property claims.

Although the Company attempts to limit its exposure to liability arising from infringement of third-party intellectual property rights in Company license agreements with customers, the Company does not always succeed in obtaining the limitations it seeks.  If the Company is required to pay damages to or incur liability on behalf of its customers, its business could be harmed.  Moreover, even if a particular claim falls outside of the Company’s indemnity or warranty obligations to its customers, its customers may be entitled to additional contractual remedies against the Company, which could harm its business.  Furthermore, even if the Company was not liable to its customers, its customers may stop buying Company products or attempt to pass on to the Company the cost of any license fees or damages owed to third parties by reducing the amounts they pay for its products.  Any of these results could harm its business.

The Company may incur losses associated with currency fluctuations and may not effectively reduce its exposure.

The Company’s operating results are subject to volatility resulting from fluctuations in foreign currency exchange rates, including:

•	currency movements in which the U.S. dollar becomes stronger with respect to foreign currencies, thereby reducing relative demand for its products and services outside the United States; and

•
currency movements in which a foreign currency in which the Company has incurred expenses becomes stronger in relation to the U.S. dollar, thereby raising the Company’s expenses for the same level of operating activity.

The Company’s stock price has been volatile, is likely to continue to be volatile, and could decline substantially.

The price of the Company’s common stock has been and is likely to continue to be highly volatile. The price of its common stock could fluctuate significantly for any of the following reasons, among others:

•	fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, CE and related industries;

•	future announcements concerning the Company or its competitors;

•
earnings announcements, quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues that may result from certain customer relationships, as well as variations due to the timing of revenue recognition, including deferrals of revenue;

•	charges, amortization and other financial effects relating to any future acquisitions or divestitures;

•	introduction of new products or services or changes in product or service pricing policies by the Company or its competitors, or the entry of new competitors into the digital media software markets;

•	acquisition or loss of significant customers, distributors or suppliers;

•	changes in earnings estimates by the Company or by independent analysts who cover it;

•	delay in delivery to market or acceptance of new products and services;

•	disclosure of material weaknesses in the Company’s internal control over financial reporting or its disclosure controls and procedures or of other corporate governance issues; and/or

•	costs of litigation and intellectual property claims.

In addition, stock markets in general, and those for technology stocks in particular, have experienced extreme price and volume fluctuations in recent years, which frequently have been unrelated to the operating performance of the affected companies.  These broad market fluctuations may impact adversely the market price of the Company’s common stock.

The current volatility and disruption in the capital and credit markets may continue to exert downward pressure on the Company’s stock price and the Company may cease to be in compliance with the continued listing standards set forth by Nasdaq.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months.  Stock markets in general and the Company’s stock prices in particular, have experienced significant price and volume volatility over the past year.  Although Nasdaq has suspended the enforcement of rules requiring a minimum $1.00 closing bid price and the rules requiring a minimum market value of publicly held shares, this suspension is temporary.  There is no guarantee that the Company will be in compliance with Nasdaq’s continued listing requirements when this suspension is lifted.  If the Company’s stock trades below $1.00 per share after the temporary suspension is lifted, Nasdaq may commence delisting procedures against the Company.  If the Company were delisted, the market liquidity of its common stock could be adversely affected and the market price of its common stock could decrease. A delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations and could result in a loss of confidence by investors, suppliers and employees.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located in Novato, California, where it occupies approximately 30,569 square feet under a lease expiring in January 31, 2010.  During fiscal 2009, the Company decreased its leased property by 20% or 7,431 square feet from 38,000 feet that was leased in fiscal 2008.  The Company is in the process of locating and negotiating new headquarters for fiscal 2010.  The Company and its foreign subsidiaries lease additional space in various locations in the United States and abroad for local sales and product development.  The Company believes that the existing facilities are in good condition and adequate to meet its requirements for the foreseeable future.

Item 3.  Legal Proceedings

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint.  On September 19, 2007, the court in the state action granted the Company’s motion to stay that proceeding in its entirety until final resolution of the consolidated federal action.  In February 2009, the parties reached an agreement in principle to settle these actions.  The Company agreed to adopt certain remedial measures to improve the Company's stock option granting processes, in addition to the repayment and repricing of portions of the excess value received from stock options that certain officers and directors previously agreed to.  As part of the settlement, the Company’s Directors and Officers liability insurer agreed to pay the derivative plaintiffs’ counsel attorneys fees and costs in the amount of $775,000, subject to court approval.  On May 14, 2009 the Wilder court granted preliminary approval of the settlement.  The final approval hearing is scheduled for August 6, 2009.

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors.  On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007.  On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint.  This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.  On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint.  On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action.  Upon the reassignment, the court directed defendants to refile the motion to dismiss.  Defendants refiled their motion to dismiss on November 25, 2008.    Defendants’ motion was heard on February 26, 2009.  On April 6, 2009, the judge issued an order granting in part and denying in part defendants’ motion to dismiss, with leave to amend.  On May 8, 2009, plaintiffs filed a first amended class action complaint.  This complaint alleges violations of §§ 10b, 14(a), 20(a), and 20A of the Securities Exchange Act.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007.  This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend.  On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code.  The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part.  Plaintiff did not file an amended complaint.  Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants.  On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment.  The briefing on this appeal is complete, but the date for oral argument has not been set by the court.

In addition to the legal proceedings identified above, from time to time the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters.  The Company makes provisions for legal proceedings as appropriate.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to particular cases.  Litigation is inherently unpredictable.  However, the Company believes that its has valid defenses with respect to the legal matters pending against it.  Nevertheless, it is possible, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such matters.

The Company maintains Directors and Officers (“D&O”) liability insurance, which has covered, to date, the legal fees and costs associated with the above legal actions.  During fiscal 2009, the Company’s D&O insurance paid legal fees and costs totaling $0.8 million.

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

The Company, as permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity.  In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers and directors in connection with its stock options review and shareholder derivative and class action litigation described herein.  The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enable it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of

Equity Securities

The Company’s common stock is currently traded on The Nasdaq Global Select Market under the SNIC ticker symbol.  The low price and high prices of its common stock during fiscal 2009 and fiscal 2008 are as follows:

Fiscal Year 2009	Low Price	High Price
Quarter ended 6/30/2008	$5.61	$10.33
Quarter ended 9/30/2008	$3.31	$6.84
Quarter ended 12/31/2008	$0.61	$4.67
Quarter ended 3/31/2009	$0.57	$2.03

Fiscal Year 2008	Low Price	High Price
Quarter ended 6/30/2007	$11.76	$15.16
Quarter ended 9/30/2007	$7.38	$13.54
Quarter ended 12/31/2007	$7.72	$13.07
Quarter ended 3/31/2008	$7.73	$10.94

As of March 31, 2009, the last reported sale price on the Nasdaq Global Market for the Company’s common shares was $1.20 per share.

Record Holders

As of March 31, 2009, there were approximately 112 registered holders of the Company’s common stock.  The Company believes, however, that many beneficial holders of its common stock have registered their shares in nominee or street name, and that there are substantially more than 112 beneficial owners.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future.  It is presently the policy of the board of directors to retain earnings for use in expanding and developing the Company’s business.  Accordingly, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Part II, Item 8, Note 4, “Shareholders’ Equity” to the Consolidated Financial Statements included in this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 26, 2008, the Company filed a Tender Offer Statement on Schedule TO with the SEC to repurchase and cancel certain stock options with high exercise prices and other options that were potentially subject to adverse taxation under Internal Revenue Code Section 409A.  During the third quarter of fiscal 2009, the Company purchased options to acquire approximately 2.8 million eligible shares and paid approximately $0.1 million in the fourth quarter of fiscal 2009.

Stock Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return of the Standard and Poor’s 500 Index and the Standard and Poor’s Information Technology Index.  The total shareholder return reflects the change in share price during the period, assuming an investment of $100 on March 31, 2004 plus the reinvestment of dividends, if any. No dividends were paid on the Company’s common stock during the period shown.  The stock price performance shown below is not necessarily indicative of future stock performance.

Measurement Period (Fiscal Year Covered)	Sonic Solutions	S&P 500 Index	S&P Information Technology
FYE 03/04	$100.00	$100.00	$100.00
FYE 03/05	$78.18	$106.69	$97.51
FYE 03/06	$94.08	$119.20	$110.70
FYE 03/07	$73.25	$133.31	$114.13
FYE 03/08	$50.13	$126.54	$113.65
FYE 03/09	$6.23	$78.34	$79.48

Item 6.  Selected Financial Data

The selected consolidated statements of operations data presented below for the three years ended March 31, 2009, and the selected consolidated balance sheet data as of March 31, 2009, 2008 and 2007, are derived from, and qualified by reference to, the audited financial statements appearing elsewhere in this Annual Report (restated as to 2006 and 2005), and should be read in conjunction with those financial statements.  The consolidated statement of operations data for the year ended March 31, 2005 and the consolidated balance sheet data as of March 31, 2006 are derived from restated audited financial statements not included herein.  The consolidated balance sheet data as of March 31, 2005 is derived from unaudited financial statements not included herein.  The data should be read in conjunction with the Company’s Consolidated Financial Statements, the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all included elsewhere herein.

	Years Ended March 31,
Consolidated Statements of Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)
Net revenue	$119,958	$132,874	$148,649	$147,608	$90,627
Cost of revenue	32,901	33,151	34,389	34,132	13,373
Impairment of intangibles (1)	19,579	-	-	-	-
Gross profit	67,478	99,723	114,260	113,476	77,254

Operating expenses:
Marketing and sales (2)	35,810	36,186	33,304	35,606	22,547
Research and development (2)	39,250	44,511	44,513	44,157	33,299
General and administrative (2)	24,160	27,310	20,487	22,214	11,777
Acquired in-process technology	-	-	3,400	-	3,100
Abandoned acquisition	-	-	1,016	-	-
Business integration	-	-	-	336	2,190
Restructuring	3,947	3,152	-	-	-
Impairment of goodwill (1)	56,174	-	-	-	-
Total operating expenses	159,341	111,159	102,720	102,313	72,913
Operating income (loss)	(91,863)	(11,436)	11,540	11,163	4,341
Interest income	687	2,768	2,845	1,271	998
Interest expense	(767)	(1,479)	(2,024)	(1,846)	(214)
Other income (expense), net	(1,020)	356	(40)	(431)	(607)
Income (loss) before income taxes	(92,963)	(9,791)	12,321	10,157	4,518
Provision (benefit) for income taxes	25,160	(4,254)	6,071	(9,177)	1,771
Net income (loss)	$(118,123)	$(5,537)	$6,250	$19,334	$2,747

Basis and diluted net loss per share:
Net income (loss) per share - basic	$(4.46)	$(0.21)	$0.24	$0.78	$0.12
Net income (loss) per share - diluted	$(4.46)	$(0.21)	$0.23	$0.74	$0.11
Shares used in per share calculation - basic	26,535	26,247	25,982	24,750	23,347
Shares used in per share calculation - diluted	26,535	26,247	27,431	26,234	24,952

Balance Sheet Data (at period end)
Working capital	$1,296	$36,828	$35,789	$41,923	$13,112
Long term obligations (3)	$161	$-	$-	$30,002	$30,041
Total assets	$66,737	$210,049	$217,029	$214,336	$164,459
Shareholders' equity	$26,644	$144,602	$150,833	$137,482	$93,253

(1)
See Note 1, “Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Annual Report for additional details regarding impairment of intangibles and goodwill.

(2)	Includes share-based compensation expense as follows:

	Years Ended March 31,
	2009	2008	2007	2006	2005
Marketing and sales	$842	$766	$1,284	$3,846	$1,345
Research and development	292	530	740	3,460	1,527
General and administrative	1,057	249	742	2,928	1,620
Total stock-based compensation expense	$2,191	$1,545	$2,766	$10,234	$4,492

(3)	Consists of non-current portion of long term capital lease.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Forward-Looking Statements” section that appears earlier in this Annual Report.  The Company’s actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Annual Report.

Overview

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, original equipment manufacturers (“OEMs”), enterprises, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronics (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

Sonic products and services are used to accomplish a wide variety of tasks, including creating and distributing digital audio and video content in a variety of formats; renting, purchasing and enjoying Hollywood movies and other premium content; producing digital media photo and video shows for sharing online and via television, PCs and CE devices; recording and playback of digital content on DVD, BD, other storage media and portable devices; managing digital media on PCs and CE devices; and backing up and preserving digital information, both to local storage devices and on the Internet.

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company now organizes its business into two reportable operating segments targeted at these different forms of content:  the “Roxio Consumer” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.

Roxio Consumer Segment

The Company’s Roxio Consumer segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices. A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  Roxio offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy VHS to DVD, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.  Most Roxio products are sold in a number of different versions and languages.  The Company distributes Roxio products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the same “under the hood” technology that powers Roxio products to other companies who wish to build their own PC software products.

Premium Content Segment

The Company’s Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  Within this segment, the Professional Products Group reporting unit offers software under the Scenarist, CineVision, and DVDit product names and Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  CinemaNow, also part of this segment, sells, rents and distributes premium entertainment content to consumers over the Internet.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, licenses intellectual property through its Qflix initiative, and licenses patents.

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  Sonic’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives, capitalizing on evolving trends in the technology industry, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption.  For example, DVD playback units (including set-top players, game consoles and PCs) have been one of the fastest growing consumer technologies in history, and multiple DVD players are now present in most households.  Similarly, sales of BD units and players grew during 2008 at a rate comparable to that of standard definition DVD at the equivalent time period in its life cycle, implying that BD is positioned to grow dramatically over the next several years.

•
Growth of Digital Distribution of Premium Content – Content owners, such as Hollywood studios, are increasingly offering sell-through and rental of premium content through digital distribution.  Simultaneously, a growing number of consumers are enjoying and taking advantage of the benefits of digital distribution of premium content.  As more Internet-enabled electronic devices offer delivery of premium content, the rate of adoption and number of title offerings should continue to scale.

•
Digital Phone, Portable and Gaming Devices – The consumer adoption rate of mobile phones, gaming consoles and portable CE devices, particularly those with high-end digital media capabilities, continues to increase worldwide.  The growing popularity of portable devices leads to greater demand for software products and services, such as those offered by Sonic, that provide digital media management and functionality.

•
Growth of Online Social Networks – Online social networks, such as Facebook and MySpace, increasingly feature personal digital photo, video and audio content, and these networks function as distribution platforms for sharing and enjoying digital media content.  The rising popularity of these networks and their platforms creates an increased demand for products and services that can capture, create, edit and manage digital media.

During fiscal 2009, the Company acquired the assets of Simple Star, Inc., a software products and online service provider based in San Francisco, California.  Simple Star is the developer of PhotoShow, a comprehensive multimedia story telling platform and online community that enables consumers to quickly and easily turn personal photos and video clips into entertaining shows that can be enjoyed and shared on PCs, TVs, and handheld devices, or published to popular social media sites.  PhotoShow is broadly distributed through a network of major partners, including online photo providers, photofinishing service providers, cable operators and others.  One of the major initiatives underway at Roxio has been to embrace web services as an important part of its consumer business.

During fiscal 2009, the Company acquired the assets of CinemaNow, Inc., a privately held online entertainment provider based in Marina Del Rey, California. CinemaNow is at the forefront of digital video distribution, offering a wide selection of high-quality Hollywood movies, TV shows and music videos to users across multiple platforms.  The company has relationships with numerous content providers, including all major Hollywood studios, and supplies premium entertainment services to a host of PC and CE device manufacturers.  The addition of the CinemaNow assets helps expand Sonic’s products and services across the entire premium entertainment supply chain, from creation to distribution to consumption.  The Company plans to increase the number of premium content titles available for rental and sell-through, increase the number of titles that are enabled for Qflix burning, and continue to expand the number of CinemaNow relationships it has with PC and CE OEMs and retail partners.

During fiscal 2009, the Company initiated restructuring plans to reorganize operations, optimize its engineering and development efforts, reduce workforce, consolidate divisions into a single reporting segment, unify its OEM licensing efforts, and eliminate organizational redundancies.  For more information see Note 8, “Restructuring,” to the Consolidated Financial Statements included in this Annual Report.

Strategic Objectives

Enable Consumers to Buy and Play Premium Content Anywhere and at Anytime.  The Company believes that digital distribution of premium content will grow dramatically over the next few years, and that ultimately industry revenue from the digital distribution of premium content may surpass revenue from the sale and rental of premium content on optical media such as DVD and BD.  As the digital content ecosystem continues to expand and evolve, the Company aims to makes its products and services available through an increasing range of platforms, devices and partners, with the goal that Sonic technology will represent a symbol of compatibility and a common point of interaction for consumers who want to enjoy Hollywood movies and other premium digital content anywhere and at anytime.

Develop and strengthen Roxio-branded products and services.  The Company seeks to build on the brand strength of its Roxio products and services by strengthening its relationships with OEMs and retail partners, while deepening its relationship with consumers by adding new products and services.  The Company plans to continue to enhance its Web-based offerings, add innovative solutions to its consumer product portfolio and extend the reach of the Roxio brand to a new audience of online users.

Improve Operational Efficiencies and Cash Flow Performance.  Management’s goal for fiscal 2010 is to achieve operational efficiencies and improve cash flow through revenue growth and cost management.  In fiscal 2009, the Company engaged in restructuring activities designed to achieve its efficiency goals, and will continue to focus on aligning its cost structure and business initiatives.

Outlook

While the current global economic downturn has resulted in a decline in overall consumer and corporate spending, impacting the Company’s business and financial results in fiscal 2009, the Company believes it is well positioned to capitalize on its strong brand, consumer market position, OEM relationships and evolving premium content business models and opportunities.  The Company made significant strategic and financial progress during fiscal 2009 to bring costs in line with revenues while positioning the Company for revenue growth and margin improvement.

Critical Accounting Policies and Estimates

The Company prepares its Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  In preparing its Consolidated Financial Statements, the Company makes estimates, judgments, and assumptions that can significantly affect the amounts reported in its consolidated financial statements.  The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.  The Company regularly evaluates its estimates, judgments, and assumptions and makes changes accordingly.  The Company believes the following accounting policies and estimates are the most critical and significant to understanding and evaluating its financial condition and results of operations.

Use of estimates

On an ongoing basis, the Company evaluates estimates used, including those related to the valuation of goodwill and other intangible assets, valuation of stock options, valuation of investment instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals.  The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition
•	Allowances for product returns and doubtful accounts
•	Goodwill, intangible assets and other long-lived assets
•	Share-based compensation
•	Income tax and deferred tax asset valuation
•	Valuation of acquired businesses, assets and liabilities
•	Accrued liabilities
•	Contingencies

Revenue Recognition

The Company derives its revenue primarily from licenses of its software products, software development agreements and maintenance and support.  The Company also sells and licenses patents and patented technology.  The Company recognizes software-related revenue in accordance with American Institute of Certified Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP No. 97-2”) as amended by SOP No. 98-9, Software Revenue Recognition With Respect to Certain Transactions (“SOP No. 98-9”), and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition in Financial Statements (“SAB No. 104”).  The Company recognizes revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable.

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met.

The Company generally considers arrangements with payment terms longer than six months from the time of delivery not to be fixed or determinable, and recognizes the related revenue as payments become due from the customer, provided all other revenue recognition criteria have been met.  If the Company determines that collection of a fee is not probable, it will defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria have been met.

The Company follows Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as Principal versus Net as an Agent (“EITF No. 99-19”).  Generally, the Company records revenue at gross and records costs related to a sale in cost of revenue.  In those cases where the Company is not the primary obligor or merchant of record and/or does not bear credit risk, or where it earns a fixed transactional fee, the Company records revenue under the net method.  When the Company records revenues at net, revenue is reported at the net amount received and retained by the Company.

Multiple Element Arrangements - In arrangements that include multiple elements (e.g., software, specified upgrades, support services, installation services, and/or training), the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value, as determined by vendor-specific objective evidence of fair value (“VSOE”).  VSOE is generally the price charged when that element is sold separately or, in the case of support services, annual renewal rates.

In arrangements where VSOE exists only for the undelivered elements, the Company uses the “residual method” under SOP No. 98-9, under which it defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for undelivered items as revenue.  If VSOE does not exist for all elements but the only undelivered element is maintenance and support, the Company recognizes revenue from the arrangement ratably over the maintenance and support period.  If VSOE does not exist for undelivered elements that are specified products or upgrades, the Company defers revenue until the earlier of the delivery of all elements or the point at which it determines VSOE for these undelivered elements.

Product Sales - Except in the case of consignment arrangements, the Company recognizes revenue from the sale of its packaged software products when title transfers to the distributor or retailer.  When the Company sells packaged software products to distributors and retailers on a consignment basis, it recognizes revenue upon sell through to an end customer.

The Company’s distributor arrangements often provide distributors with certain product rotation rights.  In such situations, the Company recognizes product sales in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”).  The Company estimates returns based on its historical return experience and other factors such as channel inventory levels and the introduction of new products.  These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities.  If future returns patterns differ from past returns patterns, for example due to reduced demand for the Company’s product, it may be required to increase these allowances in the future and may be required to reduce future revenues.

In accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product (“EITF No. 01-09”), the Company accounts for cash consideration (such as sales incentives) that it gives to its customers or resellers as a reduction of revenue rather than as an operating expense unless the Company receives a benefit that is separate from the customer’s purchase from the Company and for which it can reasonably estimate the fair value.

Software License Arrangements - Provided all other revenue recognition criteria have been met, the Company recognizes revenue from software licensing arrangements upon delivery, or, in the case of per-unit royalty arrangements, upon sell through to an end user as evidenced by the receipt of a customer royalty report.

Software Development Arrangements - For arrangements that include development or other services that are essential to the functionality of the licensed software, the Company recognizes revenue in accordance with SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP No. 81-1”), using the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion.  Changes in estimates are recognized in the period in which they are known.

In certain instances, a development agreement may include additional undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and VSOE of fair value may not exist for the undelivered elements, or the Company may not have sufficient experience with either the type of project or the customer involved to be able to make reliable estimates towards completion.  If the Company cannot reliably estimate total profitability under the agreement but is reasonably assured that no loss will be realized on the agreement, the Company recognizes revenue using the zero gross margin method.  Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete.  The Company recognizes the deferred gross profit over the remaining contractual service period (for example, the initial maintenance period).

In addition, the Company receives prepayments of certain usage-based services and offers certain products and services on a subscription basis.  Subscription revenue is recognized ratably over the related subscription period.  Prepaid revenue is deferred and recognized over the usage period.

Allowance for Product Returns and Doubtful Accounts

The Company’s distributors and retail arrangements provide for certain product rotation rights and permit certain product returns.  The Company estimates reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in its portfolio of receivables.  If the financial condition of the Company’s distributors or other customers deteriorates, resulting in an impairment of their ability to make payments, or if payments from distributors or other customers are significantly delayed, additional allowances may be required.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For goodwill and identifiable intangible assets with indefinite useful lives the Company tests for impairment at least annually, in the Company’s fourth fiscal quarter, or more frequently if events and circumstances warrant.

The Company evaluates goodwill and indefinite life intangible assets for impairment by comparing the fair value of each of its reporting units to its carrying value including the goodwill allocated to that reporting unit.  A reporting unit is an operating segment or one level below an operating segment.  To determine the reporting unit’s fair value, the Company uses the income approach under which it evaluates estimated discounted future cash flows of that unit.  The Company bases its cash flow assumptions on historical and forecasted revenue and operating costs.

In accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluates long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The determination of recoverability of long-lived assets and intangible assets with finite lives is based on an estimate of the undiscounted future cash flows resulting from the use of that asset and its eventual disposition.

Share-Based Compensation

In accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), the Company measures compensation cost for share-based award at fair value and recognizes compensation over the requisite service period for awards expected to vest.  Estimating the portion of share-based award that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recorded in the period estimates are revised.  The Company considers several factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The Company also considers several factors when estimating expected volatility and expected life of the option.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  The provision for income taxes is calculated using the liability method of accounting.  Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  When the Company does not believe realization of a deferred tax asset is likely, it records a valuation allowance.  The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax assets will be realized.

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions.  Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes.  Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation Number (“FIN”) 48, Accounting for Income Tax Uncertainties (“FIN No. 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN No. 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

Recent Accounting Pronouncements

The following represents a summary of recent authoritative pronouncements that could impact or have impacted the Company’s accounting, reporting, and/or disclosure of financial information.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company will adopt Statement No. 160 in the first quarter of fiscal 2010 and adoption is not expected to materially impact the Company’s consolidated financial position or results or operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs generally to be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset with an indefinite useful life. This statement applies to acquisitions that occur beginning with the Company’s fiscal year beginning April 1, 2009, and will be adopted on a prospective basis.  The impact of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company enters into subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157”), to partially defer SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  FSP No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.  This portion of the statement is effective for the Company as of April 1, 2009.  The Company believes that the adoption of this aspect of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles.  The provisions of FSP No. 142-3 are effective for the Company’s fiscal year 2010, and are not expected to have a material effect on its prospective consolidated financial statements, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this provision did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the three fiscal years 2009 through 2007 (in percentages):

	Fiscal Years Ended March 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	27.4%	24.9%	23.1%
Impairment of intangibles	16.3%	-	-
Gross profit	56.3%	75.1%	76.9%

Operating expenses:
Marketing and sales	29.9%	27.2%	22.4%
Research and development	32.7%	33.5%	29.9%
General and administrative	20.1%	20.6%	13.8%
Acquired in-process technology	-	-	2.3%
Abandoned acquisition	-	-	0.7%
Restructuring	3.3%	2.4%	-
Impairment of goodwill	46.8%	-	-
Total operating expenses	132.8%	83.7%	69.1%
Operating income (loss)	(76.6)%	(8.6)%	7.8%
Other income (expense)	(0.9)%	1.2%	0.5%
Provision (benefit) for income taxes	21.0%	(3.2)%	4.1%
Net income (loss)	98.5%	(4.2)%	4.2%

Comparison of Fiscal Years Ended March 31, 2009, 2008 and 2007 (in thousands)

Net Revenues

The Company has reclassified certain revenue segment information in prior period financial tables to conform to the reorganization of the Company’s reportable business segments during the fourth quarter of fiscal 2009. For additional information, see Note 6, “Significant Customer Information, Segment Reporting and Geographic Information” to the Consolidated Financial Statements included in this Annual Report.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

 Net Revenues – Prior to reclassification

The following table is a comparison of net revenues by segment based on the revenue reporting segments prior to the reorganization in the fourth quarter of fiscal 2009 (in thousands other than percentages):

	Years Ended March 31,			2009 to 2008		2008 to 2007
Net Revenue	2009	2008	2007	Inc (Dec)	% Change	Inc (Dec)	% Change
Roxio Division	$98,511	$115,920	$122,326	$(17,409)	(15)%	$(6,406)	(5)%
Advanced Technology Group	12,174	10,986	18,088	1,188	11%	(7,102)	(39)%
Total Consumer Products	110,685	126,906	140,414	(16,221)	(13)%	(13,508)	(10)%
Professional products	9,273	5,968	8,235	3,305	55%	(2,267)	(28)%
Total net revenue	$119,958	$132,874	$148,649	$(12,916)	(10)%	$(15,775)	(11)%

 Fiscal 2009 compared to Fiscal 2008 – Prior to reclassification

Net revenue decreased to $120.0 million for fiscal year 2009 from $132.9 million for fiscal year 2008.  The Company’s Roxio Division revenue decreased $17.4 million or 15% in fiscal 2009 from $115.9 million in fiscal 2008.  The decrease was primarily due to the global economic weakness and decreased demand from the OEM bundling channel.  The Company’s Advanced Technology Group (“ATG”) net revenue increased by $1.2 million or 11% in fiscal 2009 from $11.0 million in fiscal 2008 primarily due to selling AuthorScript to medical device manufacturers, as well as to certain Qflix-related agreements.   The Company’s Professional Products net revenue increased by $3.3 million or 55% in fiscal 2009 from $6.0 million in fiscal 2008 primarily due to the continued adoption of the BD format, and revenue from a development contract.

Fiscal 2008 compared to Fiscal 2007 – Prior to reclassification

Net revenue decreased to $132.9 million for fiscal year 2008 from $148.6 million for fiscal year 2007.  The decrease in net revenue in fiscal year 2008 was driven by a decrease of $13.5 million or 10% in Consumer Product revenues and a decrease of $2.3 million or 28% in professional product revenue.  The decrease in the Company’s consumer product revenues was primarily due to overall consumer software market softness and lower licensing revenue from its ATG products as a result of fewer license sales and renewals.  The decrease in the Company’s Consumer Product revenues also resulted from a decrease in sales to top tier retailers due to their closure of stores, a reduction in revenue due to increased reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which the Company terminated its relationship during fiscal 2008.  Additionally, the Company’s ATG revenue for fiscal year 2007 included a one-time license fee of approximately $1.5 million, a multi-year license fee of approximately $1.7 million from a Japanese customer, and a $1.0 million patent sale for which there was no corresponding amount during fiscal year 2008.

The decrease in the Company’s Professional Products revenue of $2.3 million in fiscal year 2008 was primarily due to lower sales of standard-definition DVD products and the content community’s slow adoption of new high-definition disc formats as a result of the continued competition between HD DVD and BD, which was not resolved until the later part to the Company’s fourth quarter of fiscal year 2008.

Net Revenues – As reclassified

The following table is a comparison of net revenues by segment based on the current reporting business segments (in thousands other than percentages):

	Years Ended March 31,			2009 to 2008		2008 to 2007
Net Revenue (1)	2009	2008	2007	Inc (Dec)	% Change	Inc (Dec)	% Change
Roxio Consumer Products	$104,074	$122,691	$131,017	$(18,617)	(15)%	$(8,326)	(6)%
Premium Content	15,884	10,183	17,632	5,701	56%	(7,449)	(42)%
Total net revenue	$119,958	$132,874	$148,649	$(12,916)	(10)%	$(15,775)	(11)%

(1)
During the fourth quarter of fiscal 2009, the Company reclassified ATG licensing net revenue of $6.7 million to the Roxio Consumer segment, ATG CE licensing net revenue of $4.9 million to the Premium Content segment, Qflix net revenue of $0.6 million to the Premium Content segment and CinemaNow net revenue of $1.1 million was reclassified to the Premium Content segment for presentation purposes to reflect the Company's current reporting business segments.

Fiscal 2009 compared to Fiscal 2008 – Post reclassification

Net revenue decreased to $120.0 million for fiscal year 2009 from $132.9 million for fiscal year 2008.  The decrease in net revenue in fiscal year 2009 was driven by a decrease of $18.6 million or 15% in Roxio Consumer Product revenues offset by an increase of $5.7 million or 56% in Premium Content revenue.  The Company’s Roxio Consumer Product revenues decreased primarily due to the global economic weakness affecting consumer demand and decreased demand from the OEM bundling channel during fiscal 2009.  The Company’s Premium Content net revenue increase was primarily due to the sale of premium content upon the acquisition of CinemaNow, the continued adoption of the BD format, and revenue from a development contract.

Fiscal 2008 compared to Fiscal 2007 – Post reclassification

Net revenue decreased to $132.9 million for fiscal year 2008 from $148.6 million for fiscal year 2007.  The decrease in net revenue in fiscal year 2008 was driven by a decrease of $8.3 million or 6% in Roxio Consumer Product revenues and a decrease of $7.4 million or 42% in Premium Content revenue.  The decrease in the Company’s Roxio Consumer Product revenues was primarily due to overall consumer software market softness and lower licensing revenue from its licensing PC products as a result of fewer license sales and renewals.  The decrease in the Company’ Consumer Product revenues also resulted from a decrease in sales to top tier retailers due to their closure of stores, a reduction in revenue due to increased reserves established for slow moving inventory in Japan and anticipated returns from a former Japanese web store reseller with which the Company terminated its relationship during fiscal 2008.

        The decrease in the Company’s Premium Content revenue of $7.4 million in fiscal year 2008 was primarily due to lower sales of standard definition DVD products and the content community’s slow adoption of new high-definition disc formats as a result of the continued competition between HD DVD and BD, which was not resolved until the later part to the Company’s fourth quarter of fiscal year 2008. Additionally, the Company’s licensing CE revenue for fiscal year 2007 included a one-time license fee of approximately $1.5 million, a multi-year license fee of approximately $1.7 million from a Japanese customer, and a $1.0 million patent sale for which there was no corresponding amount during fiscal year 2008.

Geographical Revenues and Customer Concentration

The following tables set forth a comparison of net revenues geographically (in thousands other than percentages):

	Fiscal Years Ended March 31,			2009 to 2008		2008 to 2007
Net revenue	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
United States	$86,818	$108,604	$116,371	$(21,786)	(20)%	$(7,767)	(7)%
Export
Canada	1,573	1,407	615	166	12%	792	129%
France	1,422	1,076	1,275	346	32%	(199)	(16)%
Germany	4,429	2,978	3,038	1,451	49%	(60)	(2)%
United Kingdon	3,287	3,629	3,821	(342)	(9)%	(192)	(5)%
Other European	2,910	3,874	4,579	(964)	(25)%	(705)	(15)%
Japan	14,207	5,948	13,282	8,259	139%	(7,334)	(55)%
Singapore	3,599	3,446	3,682	153	4%	(236)	(6)%
Taiwan	281	73	175	208	285%	(102)	(58)%
Other pacific rim	887	1,362	1,588	(475)	(35)%	(226)	(14)%
Other international	545	477	223	68	14%	254	114%
Net revenue	$119,958	$132,874	$148,649	$(12,916)	(10)%	$(15,775)	(11)%

Fiscal 2009 compared to Fiscal 2008

Domestic sales accounted for $86.8 million, or 72%, of the Company’s net revenue in fiscal year 2009 compared to $108.6 million or 82% of its net revenue in fiscal year 2008.  The decrease in domestic sales was primarily due to decreased demand from the OEM and direct distribution channels.

International sales accounted for $33.2 million, or 28%, of the Company’s net revenue in fiscal year 2009 compared to $24.3 million or 18% of its net revenue in fiscal year 2008.  The increase in international sales was primarily due to increases in Japan and Germany from a dollar perspective, with the increase in the percentage of net revenue due to a decrease in domestic sales, as noted above.  Japan revenue increased primarily due to a returns and allowance charge of $2.0 million posted in the first quarter of fiscal 2008 and revenue from new development contracts.  Germany increased due to the use of a new web store reseller upon the acquisition of the Simple Star assets.

Fiscal 2008 compared to Fiscal 2007

Domestic sales accounted for $108.6 million or 82% of the Company’s net revenue in fiscal year 2008 compared to $116.4 million, or 78%, of its net revenue in fiscal year 2007. The decrease in domestic sales was primarily due to overall consumer software market softness and the decrease in sales to top tier retailers due to their closure of stores.  Additionally, fiscal year 2007 included a one-time license fee of approximately $1.5 million and a $1.0 million patent sale for which there was no corresponding amount during fiscal year 2008.

International sales accounted for $24.3 million, or 18%, of the Company’s net revenue in fiscal year 2008 compared to $32.3 million or 22% of its net revenue in fiscal year 2007.  The decrease in international sales was primarily due to lower revenue from Japan, as described above.

Significant Customers

The following table reflects sales to significant customers as a percentage of total sales and the related accounts receivable as a percentage of total receivables (in percentages):

	Percentage of Total Net Revenue			Percentage of Total Accounts Receivable
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
Customer Name	2009	2008	2007	2009	2008
Dell	14%	26%	23%	5%	11%
Digital River	22%	23%	20%	11%	16%
Hewlett-Packard	11%	13%	9%	2%	7%
Ingram	6%	10%	9%	8%	10%
Navarre	16%	13%	13%	20%	11%

No other customer accounted for more than 10% of the Company’s revenue for fiscal years 2009, 2008 and 2007. Revenue recognized from Dell and Hewlett-Packard was pursuant to various licensing agreements.  Revenue recognized from Digital River was pursuant to a reseller agreement.  Revenue recognized from Ingram and Navarre was pursuant to distributor agreements.  It is impracticable for the Company to report the net revenues by significant customer per business segment for fiscal years ended March 31,2009, 2008 and 2007, as some of the these customers may be in both segments.

Cost of Revenue

Cost of revenue consists mainly of the costs of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets.  In the case of Roxio software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs.

Cost of Revenue – Prior to reclassification

The following table reflects cost of revenue as a percentage of net revenue (in thousands other than percentages):

	Years Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)	% Change	Inc (Dec)	% Change
Consumer products	$30,709	$30,513	$31,685	$196	1%	$(1,172)	(4)%
Professional products	2,192	2,638	2,804	(446)	(17)%	(166)	(6)%
Cost of Sales	32,901	33,151	34,489	(250)	(1)%	(1,338)	(4)%

Cost of sales as a percentage of Consumer net revenue	28%	24%	23%	4%		1%
Cost of sales as a percentage of Professional net revenue	24%	44%	34%	(20)%		10%

Fiscal 2009 compared to Fiscal 2008 – Prior to reclassification

The Company’s cost of revenue as a percentage of net revenue increased 2% to 27% of net revenue for fiscal year 2009 from 25% for fiscal year 2008.  The increase was primarily due to higher product costs associated with the Roxio products.

Consumer Products as a percentage of net revenue increased 4% to 28% for fiscal year 2009 from 24% for fiscal year 2008.  The increase was primarily due to the following:

•
Approximately 56% of the increase was due to higher product costs which had fixed period expenses against lower net revenues.  Consumer Product costs increased due to changes in retail packaging and the bundling of certain promotional items with the Company’s products, in particular, with the release of Easy VHS to DVD, and Roxio Creator 2009 Special Edition which both included a USB video capture device.

•	Approximately 29% of the increase was due to costs associated with delivering Premium Content, through the newly acquired CinemaNow.

Professional Products as a percentage of net revenue decreased 20% to 24% for fiscal year 2009 from 44% for fiscal year 2008.  The decrease was primarily due to the following:

•	Approximately 46% of the decrease was due to lower technical support costs. Fiscal year 2008 included hardware support costs and higher employee costs.

•	Approximately 28% of the decrease was due to lower third party licensing costs as a percentage of net revenue resulting from development contract revenue.

Fiscal 2008 compared to Fiscal 2007– Prior to reclassification

The Company’s cost of revenue as a percentage of net revenue increased 2% to 25% of net revenue for fiscal year 2008 from 23% for fiscal year 2007.  The increase in cost of revenue as a percentage of net consumer revenue for fiscal year 2008 was primarily due to higher third party licensing and product costs.

Consumer Products as a percentage of net revenue increased 1% to 24% for fiscal year 2008 from 23% for fiscal year 2007.  The increase was primarily due to the following:

•
Approximately 59% of the increase was due to higher third party licensing costs as a percentage of net revenue. Certain third party licensing expenses are fixed and these fixed expenses represent a greater percentage of less net revenue.  In addition, the Company’s added a greater number of third party royalty-bearing features to recent versions of its consumer products.

•
The remaining increase was mainly due to higher product costs, primarily for the Consumer Products. This increase in product costs was also due to the impact of fixed period expenses against lower net revenues. Additionally, Consumer Product costs increased due to changes in retail packaging and the bundling of certain promotional items with the Company’s products, in particular, with the release of Easy Media Creator 10 product in September 2007.

Professional Products as a percentage of net revenue increased 10% to 44% for fiscal year 2008 from 34% for fiscal year 2007.  The increase was primarily due to the following:

•	Approximately 94% of the increase was due to higher technical support costs, associated with hardware support costs and higher employee costs.

Cost of Revenues – As reclassified

The following table reflects cost of revenue as a percentage of net revenue (in thousands other than percentages):

	Years Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)	% Change	Inc (Dec)	% Change
Roxio products	$27,994	$29,241	$29,629	$(1,247)	(4)%	$(388)	31%
Premium content	4,907	3,912	4,760	995	25%	(848)	(85)%
Cost of sales	32,901	33,153	34,389	(252)	(1)%	(1,236)	491%

Cost of sales as a percentage of Roxio net revenue	27%	24%	23%	3%		1%
Cost of sales as a percentage of Premium net revenue	31%	38%	27%	(7)%		11%

 Fiscal 2009 compared to Fiscal 2008 – Post reclassification

The Company’s cost of revenue as a percentage of net revenue increased 2% to 27% of net revenue for fiscal year 2009 from 25% for fiscal year 2008.  The increase was primarily due to primarily due the increase was due to higher product costs associated with the Roxio Consumer products.

Roxio Consumer products cost of revenues as a percentage of net revenue increased 3% to 27% for fiscal year 2009 from 24% for fiscal year 2008.  The increase was primarily due to the following:

•
Approximately 75% of the increase was due to higher product costs.  This increase in product costs was also due to the impact of fixed period expenses against lower net revenues.  Consumer Product costs also increased due to changes in retail packaging and the bundling of certain promotional items with the Company’s products, in particular, with the release of Easy VHS to DVD, and Roxio Creator 2009 Special Edition, which both included a USB video capture device.

Premium Content cost of revenues as a percentage of net revenue decreased 7% to 31% for fiscal year 2009 from 38% for fiscal year 2008.  The decrease was primarily due to the following:

•	Approximately 74% of the decrease was due to lower technical support costs. In addition, fiscal year 2008 included hardware support costs and higher employee costs.

Fiscal 2008 compared to Fiscal 2007– Post reclassification

The Company’s cost of revenue as a percentage of net revenue increased 2% to 25% of net revenue for fiscal year 2008 from 23% for fiscal year 2007.  The increase in cost of revenue as a percentage of net revenue for fiscal year 2008 was primarily due to higher third party licensing and product costs.

Roxio Consumer products cost of revenues as a percentage of consumer revenue increased 1% to 24% for fiscal year 2008 from 23% for fiscal year 2007.  The increase was primarily due to the following:

•
Approximately 64% of the increase was due to higher third party licensing costs as a percentage of net revenue. Certain of the Company’s third party licensing expenses are fixed and these fixed expenses represent a greater percentage of less net revenue.  The Company also added more third party royalty-bearing features to recent versions of its consumer products.

Premium Content cost of revenues as a percentage of net revenue increased 11% to 38% for fiscal year 2008 from 27% for fiscal year 2007.  This was primarily due to the following:

•	Approximately 59% of the increase was due to higher technical support costs, associated with hardware support costs and higher employee costs.

•	The balance was primarily the impact of fixed period costs against lower net revenues.

Marketing and Sales

Marketing and sales expenses consist primarily of employee salary and benefit expenses, sales commissions, travel expenses and related facilities costs. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.  The following table reflects the marketing and sales operating expenses (in thousands other than percentages):

	Fiscal Year Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
Marketing and sales	$35,810	$36,186	$33,304	$(376)	(1)%	$2,882	9%
Percentage of net revenue	30%	27%	22%

Fiscal 2009 compared to Fiscal 2008

The Company’s marketing and sales expenses decreased by 1% to $35.8 million for fiscal year 2009 from $36.2 million for fiscal year 2008.  Marketing and sales represented 30% and 27% of net revenue for fiscal years 2009 and 2008, respectively.  For the years ended March 31, 2007 through 2009, marketing and sales expense included stock-based compensation expense of $1.3 million, $0.8 million and $0.8 million, respectively. The decrease in selling, general and administrative expense during fiscal 2009, compared to fiscal 2008, was primarily due to lower personnel-related costs associated with the fiscal 2009 restructuring activities.  Sales and marketing headcount decreased to 102 at March 31, 2009 from 127 at March 31, 2008.

Fiscal 2008 compared to Fiscal 2007

The Company’s marketing and sales expenses increased 9% to $36.2 million for fiscal year 2008 from $33.3 million for fiscal year 2007.  Marketing and sales represented 27% and 22% of net revenue for fiscal years 2008 and 2007, respectively.  The increase was driven primarily by an increase in advertising and promotional expense of approximately $1.5 million associated with overall increase of spending on broadcast creative production, OEM brand marketing and packaging development related to the launch of Easy Media Creator 10. Personnel-related costs increased approximately $1.2 million due to greater headcount as a result of growth and reorganization, primarily in the Company’s consumer products segment.  As a part of the growth and reorganization, the Company added headcount with higher level position hires.  Headcount increased to 127 at March 31, 2008 from 118 at March 31, 2007.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, and contracted development efforts, related facilities costs and expenses associated with test equipment used for development.  The following table reflects the research and development operating expenses (in thousands other than percentages):

	Fiscal Year Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
Research and development	$39,250	$44,511	$44,513	$(5,261)	(12)%	$(2)	0%
Percentage of net revenue	33%	33%	30%

Fiscal 2009 compared to Fiscal 2008

The Company’s research and development expenses decreased to $39.3 million in 2009 from $44.5 million for fiscal year 2008.  Research and development expenses represented 33% and 33% of net revenue for fiscal years 2009 and 2008.  For the years ended March 31, 2007 through 2009, research and development expense included stock-based compensation expense of $0.7 million, $0.5 million and $0.3 million, respectively. The decrease in research and development expense during fiscal 2009 was primarily due to lower personnel-related costs as a result of the continuing impact of prior fiscal year restructuring activities.  Research and development headcount decreased to 314 at March 31, 2009 from 446 at March 31, 2008.

Fiscal 2008 compared to Fiscal 2007

The Company’s research and development expenses remained constant at $44.5 million for fiscal years 2008 and 2007.  Research and development expenses represented 33% and 30% of net revenue for fiscal years 2008 and 2007.  Changes in research and development expenses for fiscal year 2008 included a $0.9 million increase in personnel related expenses with offsetting decreases in computer and software expenses of $0.7 million and outside services of $0.2 million. Personnel related expenses increased as a result of headcount increases through the year until December 31, 2007, when headcount decreased by 84 employees as a result of the closure of the Richmond Hill, Canada office.  Headcount increased in the Company’s China locations due to continued expansion of research and development activities.  At March 31, 2008, the headcount in China was 242 compared to 144 at March 31, 2007.

General and Administrative

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related facilities costs, legal, accounting and other professional service expenses.  The following table reflects the general and administrative operating expenses (in thousands other than percentages):

	Fiscal Year Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
General and administrative	$24,160	$27,310	$20,487	$(3,150)	(12)%	$6,823	33%
Percentage of net revenue	20%	21%	14%

Fiscal 2009 compared to Fiscal 2008

General and administrative expenses decreased 12% to $24.2 million for fiscal year 2009 from $27.3 million for fiscal year 2008.  General and administrative expenses represented 20% and 21% of net revenue for fiscal years 2009 and 2008, respectively.  The decrease in general and administrative expense during fiscal 2009 was primarily due to lower professional fees and other expenses of $7.6 million for fiscal year 2009 because the Company completed its voluntary review of historical stock option grant practices and related accounting by late fiscal 2008.  The decrease in stock option review expenses were partially offset by the following:

•	Legal settlement accruals of $1.0 million related to ordinary course of business claim;

•	an increase in share-based expense of $1.1 million, and;

•	increase in rent expense of $1.0 million due to additions of new offices as a result of acquisitions made during fiscal 2009 and the expansion of a China location.

General and administrative headcount decreased to 102 at March 31, 2009 from 110 at March 31, 2008.  For more information see Note 8, “Restructuring,” to the Consolidated Financial Statements included in this Annual Report.

Fiscal 2008 compared to Fiscal 2007

General and administrative expenses increased 33% to $27.3 million for fiscal year 2008 from $20.5 million for fiscal year 2007.  General and administrative expenses represented 21% and 14% of net revenue for fiscal years 2008 and 2007, respectively.  The increase in general and administrative expense for fiscal year 2008 was primarily due to the following:

•	Professional services expense increased $7.6 million, primarily due to the Company’s costs associated with the stock option review.

•	Facility expense increased $0.8 million due to increased building rent and associated common area maintenance costs.

•	Personnel-related expenses decreased by $1.0 million, as fiscal year 2007 included an adjustment related to a gross up of employee payroll taxes as a result of the stock option review.

•	A decrease in depreciation expense of $0.3 million was due to more assets reaching the end of their useful lives and lower capital purchases.

•	A decrease in share-based compensation expense of $0.5 million. Share-based compensation expense was $0.2 million and $0.7 million for fiscal years 2008 and 2007, respectively.

Overall headcount was 683 at March 31, 2008, down from 722 at March 31, 2007.  Headcount decreased by 84 associated with the Richmond Hill Canada office closure.

Acquired In-Process Technology Expense

The Company did not have any acquired in-process technology expense in either of fiscal years 2009 or 2008, respectively.  Acquired-in-process technology expense for fiscal 2007 consisted of an allocation of the purchase price of the SystemOK acquisition for technology not yet viable at the acquisition date.

Abandoned Acquisition Expense

The Company did not have any abandoned acquisition expense in either of fiscal years 2009 or 2008.  Abandoned acquisition expenses for fiscal year 2007 consisted primarily of third party legal, accounting and other professional service fees in connection with an abandoned potential acquisition.

Restructuring Expense

Restructuring expenses consist primarily of one time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.  The following table reflects the restructuring expenses (in thousands other than percentages):

	Fiscal Year Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
Restructuring	$3,947	$3,152	$-	$795	25%	$3,152	100%
Percentage of net revenue	3%	2%	-

Restructuring expense increased 25% to $3.9 million for fiscal year 2009 from $3.2 million for fiscal year 2008.    Restructuring expenses represented 3% and 2% of net revenue for fiscal years 2009 and 2008, respectively.  The increase in restructuring expenses for fiscal year 2009 was primarily due to the Company engaging in several restructuring programs during fiscal year 2009.

Restructuring expenses incurred for fiscal year 2008 consisted primarily of expenses associated with the closure of the Company’s Richmond Hill Canada office facility in December 2007.  The Company did not have restructuring expenses in fiscal 2007.

Interest Income, Interest Expense, and Other Expenses, Net

Interest income includes interest earned on cash and cash equivalent balances.  Interest income was approximately $0.7 million for 2009 and $2.8 million for fiscal year 2008.  Interest expense for fiscal years 2009 and 2008 was approximately $0.8 million and $1.5 million, respectively.  The decrease was primarily related to the Union Bank of California N.A. (“UBOC”) credit facility being repaid on September 29, 2008 according to its terms. Other expenses for fiscal years 2009 and 2008 included foreign currency transaction gains and losses.

Interest income was approximately $2.8 million for fiscal year 2007.  Interest expense for fiscal year 2007 primarily consisted of interest expense of approximately $2.0 million, relating to the interest due on the UBOC credit facility.  Other expenses for fiscal year 2007 included foreign currency transaction gains and losses.

Provision for Income Taxes

The provision for income tax represents taxes payable in certain domestic and foreign jurisdictions.  Income tax provision was $25.2 million in fiscal 2009.  The fiscal year 2009 tax provision is related to a change in valuation allowance and taxes on profitable foreign subsidiaries. Generally, the Company’s effective tax rate differs from the statutory rates because it has recorded approximately 100% valuation allowance related to its deferred tax assets as the Company does not consider the generation of taxable income to realize their tax benefits to be more likely than not.

The Company recorded an income tax benefit in the amount of $4.3 million in fiscal year 2008 and an income tax provision of $6.1 million in fiscal year 2007.  FIN No. 48, defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  Upon adoption of FIN No. 48, the Company recorded cumulative adjustments to the beginning balances of additional paid-in capital of $0.8 million, accumulated deficit of $0.6 million and goodwill of $0.1 million.  At March 31, 2008, the Company had $4.9 million of gross unrecognized tax benefits, $2.0 million of which would affect its effective tax rate if recognized.  The Company recognized $0.1 million of interest and penalties related to uncertain tax positions in income tax expense for fiscal 2008.

Impairment of Goodwill and Intangibles

The Company recorded an impairment of goodwill and intangibles of $56.2 million and $19.6 million in the third quarter of fiscal 2009 related to the Roxio products unit based on a preliminary impairment analysis.  The Company finalized the impairment analysis in the fourth quarter of fiscal 2009 and determined there was no other impairment.  The carrying value of goodwill is based on fair value estimates on projected financial information which management believes to be reasonable. The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, requires inputs and assumptions that reflect market conditions as well as management judgment.

Acquisitions

uMedia Digital Technology Corporation

During the fourth quarter of fiscal 2008, the Company entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation (“uMedia”), a Chinese software development company, whereby it acquired substantially all of the assets for a purchase price of approximately $0.5 million.  In connection with the acquisition, the Company acquired seven employees.  uMedia’s expertise lies in developing video and audio compression and decompression technology.  The uMedia team was integrated into the ATG division to further enhance the Company’s core audio and video technology.

Simple Star Acquisition

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets from Simple Star, Inc.  These assets included PhotoShow, a multimedia storytelling platform and online community that enables consumers to turn photos and video clips into shows that can be viewed and shared on PCs, TVs, and handheld devices, or published to social media sites on the Internet.  In connection with the acquisition, the Company acquired 25 employees.  The Simple Star purchase price of approximately $6.0 million consisted of $5.0 million in cash due upon closing and $1.0 million plus accrued interest due on the first anniversary of closing.

CinemaNow Acquisition

During the fourth quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets and liabilities from CinemaNow, Inc., a privately held digital video distributor.  The CinemaNow assets facilitate digital distribution of premium video content, including Hollywood movies, TV shows, and music videos, to users across multiple platforms.  The CinemaNow purchase price of approximately $3.2 million was comprised of approximately $0.9 million in cash, assumed liabilities not to exceed $1.7 million, $0.2 million in direct costs and $0.5 million for a general holdback payable 180 days after the closing.   The Company hired approximately 30 former CinemaNow employees as a result of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s working capital and cash, cash equivalents, and investments (in thousands other than percentages):

	Fiscal Years Ended March 31,		2009 to 2008
	2009	2008	Inc (Dec)%
Working capital	$1,296	$36,828	$(35,532)	(96)%
Cash and cash equivalents (1)	$19,864	$63,459	$(43,595)	(69)%

(1) Consists of cash, restricted cash, money market funds and short-term investments.

Working capital decreased $35.5 million to $1.3 million at March 31, 2009 from $36.8 million at March 31, 2008.  The decrease in working capital in fiscal 2009 was primarily due to a decrease in cash, cash equivalents and short-term investment balances caused by the Company’s use of cash for operating activities and repayment of the UBOC credit facility in fiscal 2009.  Cash and cash equivalents consist of cash, restricted cash and money market funds.  Cash and cash equivalents decreased $43.6 million to $19.9 million at March 31, 2009 from $63.5 million at March 31, 2008.

The following table summarizes cash inflows and/or outflows by category (in thousands other than percentages):

	Fiscal Years Ended March 31,			2009 to 2008		2008 to 2007
	2009	2008	2007	Inc (Dec)%		Inc (Dec)%
Net cash provided by (used in) operating activities	$(15,178)	$1,288	$18,744	$(16,467)	(1278)%	$(17,456)	(93)%
Net cash provided by (used in) investing activities	$(8,019)	$43,168	$(14,545)	$(51,187)	(119)%	$57,713	(397)%
Net cash provided by (used in) financing activities	$(19,866)	$568	$(5,832)	$(20,434)	(3598)%	$6,400	(110)%

The Company’s cash flow from operations varies significantly from quarter to quarter and from year to year, depending on its operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Net cash used in operating activities was $15.2 million compared to net cash provided by operating activities of $1.3 million for the fiscal years ended 2009 and 2008, respectively.  The $16.5 million increase in net cash used in operating activities was primarily attributable to a decline in net revenues and the payment of restructuring costs as further described above in “Results of Operations” above.

The $17.4 million decline in net cash provided from operating activities for fiscal year 2008 compared to fiscal year 2007 was primarily attributable to an $11.8 million decline in income inclusive of non-cash charges and an increase in deferred income taxes of $9.4 million during fiscal 2008.  These were partially offset by an increase in deferred revenue of $3.9 million.  The Company experienced a net loss of $5.5 million for fiscal year 2008, attributable to approximately $8.2 million in stock option review expenses.

Net cash used in investing activities was $8.0 million compared to net cash provided by investing activities of $43.2 million for the fiscal years ended 2009 and 2008, respectively.  This $51.2 million change was primarily attributable to a decline in net redemptions of short-term investments.  In fiscal year 2008, the Company redeemed $46.2 million in short-term investments compared to $1.1 million in fiscal year 2009.  The acquisitions of Simple Star for $5.0 million and CinemaNow for $2.1 million also contributed to the decline in net cash used in investing activities.

The Company generated $43.2 million of cash in investing activities in fiscal year 2008 and used $14.5 million of cash in investing activities in fiscal year 2007, with the difference primarily attributable to net redemptions of short-term investments of $46.2 million and the purchase of fixed assets and third party software of $2.5 million in fiscal year 2008.  During fiscal year 2007, net purchases of short-term investments totaled $4.9 million and the Company used $7.3 million for the purchase of SystemOK, and the purchase of $2.4 million in fixed assets and third-party software.

Net cash used in financing activities was $19.9 million in fiscal year 2009 compared to net cash provided by financing activities of $0.6 million for the fiscal years ended 2008.  The $20.5 million increase in net cash used by financing activities was primarily attributable to the repayment of the $20 million balance on the Company’s UBOC credit facility in full on September 29, 2008.

During fiscal year 2008, the Company generated $0.6 million of cash in financing activities from the proceeds from the exercise of stock options.  The Company used $5.8 million of cash in financing activities during fiscal year 2007 primarily as a result of a $10 million payment on the Company’s UBOC credit facility, partially offset by $2.7 million from the exercise of stock options.

The Company believes its cash balances and cash flows generated by operations will be sufficient to satisfy its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  The Company expects that its actions to reduce operating expenses will allow it to generate operating cash flows sufficient to sustain operations, and to offset, in whole or in part, the potential impact of a decrease in future revenues. However, the Company may require additional cash to fund acquisitions or investment opportunities.  In these instances, the Company may seek to raise such additional funds through public, private equity, debt financing, or from other sources.  The Company may not be able to obtain adequate or favorable financing at that time.  Any equity financing the Company may obtain may dilute existing ownership interests and any debt financing could contain covenants that impose limitations on the conduct of its business.

Contractual Obligations and Commitments

The following table summarizes the Company’s known contractual obligations to make future payments at March 31, 2009 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating and capital leases (1)	$8,284	$4,531	$2,884	$868	$-
Acquisition holdback (2)	1,500	1,500	-	-	-
Purchase obligations (3)	1,350	500	850	-	-
Total	$11,134	$6,531	$3,734	$868	$-

(1)	Operating and capital leases include the Company's rent obligations on its properties and copiers.
(2)	For information regarding the acquisition holdbacks see Note 7, “Acquisitions,” to the Consolidated Financial Statements included in this Annual Report.
(3)
For the purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The expected timing of payment of the obligations discussed above was estimated based on information available as of March 31, 2009.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits (“UTBs”). However, due to the uncertainty of the timing of future cash flows associated with its UTBs, the Company is unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.  As such, UTBs of $5.8 million at March 31, 2009 have been excluded from the contractual obligations table above.  For further information related to UTBs, see Note 5, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report.

The Company sells its software licenses and services to its customers under software license agreements.  Each software license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that address indemnification of the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right.  The Company’s standard software license agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time- and geography-based scope limitations, limits on aggregate liability, and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and is not aware of any material claims.  The Company evaluates estimated losses for such indemnification provisions under SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).

Concentration of Credit Risk and Off-Balance Sheet Arrangements

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk (“SFAS No. 105”), requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of marketable securities and accounts receivable. The Company does not have any credit risk such as foreign exchange contracts, option contracts or other hedging arrangements. The Company maintains its cash, cash equivalents and marketable securities balances with highly rated credit institutions. Although the Company tries to limit the amount of credit exposure with any one financial institution, it does in the normal course of business maintain cash balances in excess of federally insured limits.

The Company does not have any off-balance sheet arrangements, as such term is defined by applicable SEC rules, that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, specifically with respect to foreign currency exchange rates, interest rate volatility, and concentration of credit risk especially on short-term investments.  The Company does not use derivative financial instruments in its investment portfolio and does not have foreign exchange contracts.

Exchange Rate Sensitivity

The Company has global operations and enters into transactions in various foreign currencies. The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period) are affected by the translation into its reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of shareholders’ equity.

Interest Rate Sensitivity

The Company is exposed to interest rate risk as a result of its significant cash, cash equivalents and short-term investment holdings.  The rate of return that the Company may be able to obtain on investment securities will depend on market conditions at the time it makes the investments and may differ from the rates it has secured in the past.

At March 31, 2009, the Company held $19.9 million of cash and cash equivalents.  The Company’s cash and cash equivalents consist primarily of cash and money-market funds. At March 31, 2009 and 2008, the Company had amounts on deposit with financial institutions that were in excess of the federally insured limit.  The Company has not experienced any losses on deposits of cash and cash equivalents.  The Company’s money market funds are currently insured by the U.S. Treasury’s Temporary Guarantee Program until September 18, 2009.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and cash equivalents and accounts receivable.  Cash and cash equivalents are held with high credit quality financial institutions.

Accounts receivable are unsecured and are derived from sales to customers.  See Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for significant customer concentration information.

Item 8.  Financial Statements and Supplementary Data

The reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sonic Solutions:

We have audited Sonic Solutions’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Sonic Solutions’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sonic Solutions maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sonic Solutions as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009, and our report dated May 29, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
May  29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sonic Solutions:

We have audited the accompanying consolidated balance sheets of Sonic Solutions and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2009.  In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index.  These consolidated financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonic Solutions’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California
May 29, 2009

CONSOLIDATED FINANCIAL STATEMENTS
SONIC SOLUTIONS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,408	$61,955
Restricted cash	456	454
Short-term investments	-	1,050
Accounts receivable, net of allowances of $2,072 and $3,901 at March 31, 2009 and 2008, respectively	14,874	15,773
Inventory	1,086	1,198
Prepaid expenses and other current assets	4,504	4,917
Deferred tax benefits	41	13,920
Total current assets	40,369	99,267
Fixed assets, net	2,851	2,959
Purchased and internally developed software costs, net	448	704
Goodwill	4,628	55,456
Acquired intangibles, net	16,556	35,502
Deferred tax benefits, net	21	14,642
Other assets	1,864	1,519
Total assets	$66,737	$210,049

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,042	$6,118
Accrued expenses and other current liabilities	27,026	29,467
Deferred revenue	6,875	6,854
Capital lease	130	-
Bank note payable	-	20,000
Total current liabilities	39,073	62,439

Other long term liabilities, net of current portion	724	2,943
Deferred revenue, net of current portion	135	65
Capital lease, net of current portion	161	-
Total liabilities	40,093	65,447

Commitments and contingencies (Note 3)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and 2008.	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,593,647 and 26,383,277 shares issued and outstanding at March 31, 2009 and 2008.	163,121	163,251
Accumulated deficit	(135,076)	(16,952)
Accumulated other comprehensive loss	(1,401)	(1,697)
Total shareholders' equity	26,644	144,602
Total liabilities and shareholders' equity	$66,737	$210,049

See accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except share data)

	Years Ended March 31,
	2009	2008	2007
Net revenue	$119,958	$132,874	$148,649
Cost of revenue	32,901	33,151	34,389
Impairment of intangibles	19,579	-	-
Gross profit	67,478	99,723	114,260

Operating expenses:
Marketing and sales	35,810	36,186	33,304
Research and development	39,250	44,511	44,513
General and administrative	24,160	27,310	20,487
Acquired in-process technology	-	-	3,400
Abandoned acquisition	-	-	1,016
Restructuring	3,947	3,152	-
Impairment of goodwill	56,174	-	-
	159,341	111,159	102,720
Operating income (loss)	(91,863)	(11,436)	11,540
Interest income	687	2,768	2,845
Interest expense	(767)	(1,479)	(2,024)
Other income (expense)	(1,020)	356	(40)
Income (loss) before income taxes	(92,963)	(9,791)	12,321
Provision (benefit) for income taxes	25,160	(4,254)	6,071
Net income (loss)	$(118,123)	$(5,537)	$6,250

Net income (loss) per share:
Basic	$(4.46)	$(0.21)	$0.24
Diluted	$(4.46)	$(0.21)	$0.23
Shares used in computing net income (loss) per share:
Basic	26,535	26,247	25,982
Diluted	26,535	26,247	27,431

See accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit	Loss	Equity	Income (Loss)
Balances at March 31, 2006	25,686	$155,484	$(17,065)	$(937)	$137,482

Exercise of common stock options	480	2,717	-	-	2,717
Shares issued for SystemOK acquisition	31	489	-	-	489
Share-based compensation expense	-	2,765	-	-	2,765
Tax benefit from employee stock option plans	-	1,110	-	-	1,110
Foreign currency translation adjustment	-	-	-	20	20	$20
Net income	-	-	6,250	-	6,250	6,250
Balances at March 31, 2007	26,197	162,565	(10,815)	(917)	150,833	$6,270

Cumulative effect upon adoption of FIN 48	-	(788)	(600)	-	(1,388)
Exercise of common stock options	186	570	-	-	570
Share-based compensation expense	-	1,557	-	-	1,557
Tax provision from employee stock option plans	-	(653)	-	-	(653)
Foreign currency translation adjustment	-	-	-	(780)	(780)	$(780)
Net loss	-	-	(5,537)	-	(5,537)	(5,537)
Balances at March 31, 2008	26,383	163,251	(16,952)	(1,697)	144,602	(6,317)

Exercise of common stock options	211	318	-	-	318
Tax provision from employee stock option plans	-	(2,467)	-	-	(2,467)
Tender offer payment	-	(94)	-	-	(94)
Share-based compensation expense	-	2,113	-	-	2,113
Foreign currency translation adjustment	-	-	(1)	296	295	$295
Net loss	-	-	(118,123)	-	(118,123)	(118,123)
Balances at March 31, 2009	26,594	$163,121	$(135,076)	$(1,401)	$26,644	$(117,828)

SONIC SOLUTIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(118,123)	$(5,537)	$6,250
Adjustments to reconcile net income (loss) to net cash generated by operating activities:
Depreciation and amortization	5,883	7,693	9,418
Impairment of intangibles	19,579
Deferred income taxes	23,774	(5,527)	3,902
Impairment of goodwill	56,174	-	-
Provision for returns and doubtful accounts, net of write-offs	(602)	2,031	(457)
Share-based compensation	2,191	1,557	2,765
Increase in restricted cash	(2)	(454)	-
Tax benefit from employee stock option plans	-	-	1,841
Excess tax benefit from share based compensation	-	-	(1,486)
Acquired in-process technology	-	-	3,400
Loss on disposal of assets	9	77	162
Changes in operating assets and liabilities, net
Accounts receivable	1,194	2,959	2,902
Inventory	(56)	(392)	(117)
Prepaid expenses and other current assets	874	(231)	(879)
Other assets	(345)	347	(534)
Accounts payable	(1,076)	192	(1,908)
Accrued expenses and other current liabilities	(4,104)	(2,764)	(3,934)
Deferred revenue	(548)	1,337	(2,581)
Net cash provided by (used in) operating activities	(15,178)	1,288	18,744

Cash flows from investing activities:
Purchase of fixed assets	(1,788)	(2,134)	(1,276)
Additions to purchased software	(185)	(356)	(1,110)
Acquisition of Simple Star, net of cash acquired	(5,046)	-	-
Acquisition of CinemaNow, net of cash acquired	(2,050)	-	-
Acquisition of System OK, net of cash acquired	-	-	(7,258)
Acquisition of uMedia, net of cash acquired	-	(543)	-
Purchase of short term investment instruments	-	(19,174)	(47,951)
Redemption of long term investment instruments	900	-	-
Redemption of short term investment instruments	150	65,375	43,050
Net cash provided by (used) in investing activities	(8,019)	43,168	(14,545)

Cash flows from financing activities:
Share-based compensation	(94)	-	-
Proceeds from exercise of common stock options	318	570	2,717
Excess tax benefits from share-based compensation	-	-	1,486
Payments on bank credit facility	(20,000)	-	(10,000)
Principal payments on capital leases	(90)	(2)	(35)
Net cash provided by (used in) financing activities	(19,866)	568	(5,832)
Effect on exchange rate changes on cash and cash equivalents	517	(159)	(8)
Net increase (decrease) in cash and cash equivalents	(42,546)	44,865	(1,641)
Cash and cash equivalents at beginning of year	61,955	17,090	18,731
Cash and cash equivalents at end of year	$19,409	$61,955	$17,090

Supplemental disclosure of cash flow information:
Interest paid during year	$641	$1,398	$1,071
Income taxes paid during year	$786	$730	$2,808

Supplemental disclosure of non-cash transactions
Issuance of common stock for acquistions	$-	$-	$489
Original cost of fully depreciated fixed assets written off	$-	$4,981	$142
Cumulative effect upon adoption of FIN 48	$-	$788	$-

See accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 2009, 2008 and 2007

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, original equipment manufacturers (“OEMs”), enterprises, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronics (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

Sonic products and services are used to accomplish a wide variety of tasks, including creating and distributing digital audio and video content in a variety of formats; renting, purchasing and enjoying Hollywood movies and other premium content; producing digital media photo and video shows for sharing online and via television, PCs and CE devices; recording and playback of digital content on DVD, BD, other storage media and portable devices; managing digital media on PCs and CE devices; and backing up and preserving digital information, both to local storage devices and on the Internet.

Basis of Presentation

The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2009, unless otherwise specifically noted.  References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2009” and “fiscal year 2009” each refer to the fiscal year ending March 31, 2009. Other references to “years” mean calendar years.

This Annual Report on Form 10-K (“Annual Report”) includes references to certain of the Company’s trademarks and registered trademarks.  Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current year presentation.

Significant Accounting Policies

The Company prepares its consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  In preparing its consolidated financial statements, the Company makes estimates, judgments, and assumptions that can significantly affect the amounts reported in its consolidated financial statements.  The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.  The Company regularly evaluates its estimates, judgments, and assumptions and makes changes accordingly.  The Company believes the following accounting policies and estimates are the most critical and significant to understanding and evaluating its financial condition and results of operations.

Use of estimates

On an ongoing basis, the Company evaluates estimates used, including those related to the valuation of stock options, valuation of goodwill and other intangible assets, valuation of investment instruments, useful lives of intangible assets and equipment and leasehold improvements, inventory valuation allowances, revenue recognition, the estimated allowances for sales returns and doubtful accounts and income tax accruals.  The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition
•	Allowances for product returns and doubtful accounts
•	Goodwill, intangible assets and other long-lived assets
•	Share-based compensation
•	Income tax and deferred tax asset valuation
•	Valuation of acquired businesses, assets and liabilities
•	Accrued liabilities
•	Contingencies

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency.  Assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date.  Revenues and expenses are translated at the average exchange rate prevailing during the period.  The related gains and losses from translation are recorded in accumulated other comprehensive income (loss) in the balance sheet.  Foreign currency transaction gains and losses are included in “Other income (expense).”

Cash Equivalents

Cash and cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less and are stated at cost, which approximates market value.

Short Term Investments

During fiscal 2009 and 2008, short term investments included highly-rated (AAA/Aaa) select auction variable rate securities (“SAVRS”).  Short-term investments are reported at fair value and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income (loss).  No impairment charges were recorded on any short-term investments during the years ended March 31, 2009 or 2008.  As of November 20, 2008, the Company redeemed the remaining SAVRS that it previously held for $0.9 million, which comprised the full carrying value plus interest.

Fair Value of Financial Instruments

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The Company reports certain financial assets and liabilities at their respective carrying amounts as the carrying amounts approximate fair value due to the short term maturity of those items.  These include: cash and cash equivalents, cash sweep, restricted cash, receivables, accounts payables, and accrued liabilities.

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s financial assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date
	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$15,737	$15,737
Total	$15,737	$15,737

(1) Included in "Cash and cash equivalents" in the Balance Sheet.

Accounts Receivable and Allowance for Product Returns and Doubtful Accounts

Accounts receivable is presented net of allowance for product returns and doubtful accounts of $2.1 million and $3.9 million at March 31, 2009 and 2008, respectively. The Company’s distributor and retail arrangements provide for certain product rotation rights and permit certain product returns.  The Company estimates reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in its portfolio of receivables.  If the financial condition of the Company’s distributors or other customers deteriorate resulting in an impairment of their ability to make payments, or if payments from distributors or other customers are significantly delayed, additional allowances may be required.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.  The Company had finished goods of $1.1 million and $1.2 million at March 31, 2009 and 2008, respectively.  Finished goods inventory included inventory on consignment of $1.0 million and $0.9 million at March 31, 2009 and 2008, respectively.

Fixed Assets, net

Fixed assets consist primarily of furniture, equipment, and leasehold improvements.  Fixed assets are stated at cost less accumulated depreciation and amortization.  The Company depreciates furniture and equipment using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years.  Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the lease.  Fixed assets consist of (in thousands):

	March 31,
	2009	2008
Equipment, furniture and fixtures	$12,214	$10,941
Less: accumulated depreciation	(9,363)	(7,982)
	$2,851	$2,959

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

SFAS No. 142 classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

The Company has reviewed the provisions of SFAS No. 142 with respect to the criteria necessary to evaluate the number of reporting units that exist. Based on its review of SFAS No. 131, the Company has determined it operates in two reporting segments, Consumer and Professional.  Based on a combination of factors occurring during fiscal 2009, including the current economic environment, market conditions and decline of the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  Accordingly, during the third quarter of fiscal 2009, the Company performed a preliminary impairment analysis and recorded estimated impairment charges of $19.6 million and $56.2 million for its intangible assets and goodwill, respectively, related to its consumer reporting segment.

There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. Fair values were determined based upon market conditions, a blended market and income approach which utilized cash flow projections, and other factors.  Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.  The results of the analysis indicated that there would be $4.6 million remaining carrying value attributable to goodwill for the Premium segment, $2.1 million attributable to acquired intangibles for Premium segment and $14.5 million attributable to acquired intangibles for the Roxio segment as of December 31, 2008. During the fourth quarter ended March 31, 2009, the Company determined there were no further impairments to record for fiscal 2009.

Goodwill and identified intangible asset balances are summarized as follows (in thousands):

	March 31,				March 31,
	2008	Additions (1)	Adjustments(2)	Amortization (3)	2009
Goodwill	$55,456	$5,305	$(56,133)	$-	$4,628
Purchased software	671	-	-	(224)	447
Internally developed software	33	-	-	(33)	-
Acquired technology	3,073	1,910	(2,673)	(2,000)	310
Customer lists/contacts	6,729	2,100	(5,248)	(1,439)	2,142
Trademark/brand name	25,700	70	(11,658)	(9)	14,103
	$91,662	$9,385	$(75,712)	$(3,705)	$21,630

(1)	Includes amounts capitalized in connection with the Simple Star and CinemaNow acquisitions completed in fiscal 2009.
(2)	Adjustments include goodwill impairment of $56.2 million and intangible impairment of $19.6 million in fiscal 2009.
(3)	Amortization of intangibles is included in “Cost of Revenue” in the Company’s Consolidated Statements of Operations.
(4)	A portion ($46,000) of the March 31, 2008 ending balance for acquired technology and customer lists/contracts was reclassified between the intangibles.

	March 31,				March 31,
	2007	Additions (1)	Adjustments(2)	Amortization (3)	2008
Goodwill	$55,508	$413	$(465)	$-	$55,456
Purchased software	3,370	-	-	(2,699)	671
Internally developed software	9,853	-	-	(9,820)	33
Acquired technology	5,697	-	-	(2,670)	3,027
Customer lists/contacts	8,775	130	-	(2,130)	6,775
Trademark/brand name	25,700	-	-	-	25,700
	$108,903	$543	$(465)	$(17,319)	$91,662

(1)	Includes amounts capitalized in connection with the uMedia acquisition completed in February 2008.
(2)
Adjustments include a total decrease to goodwill of $0.4 million related to the utilization of Canadian pre-acquisition net operating losses in the third and fourth quarters of fiscal 2008, a $0.2 million decrease to goodwill related to reserve established in connection with SystemOK and $0.1 million increase to goodwill related to the adoption of FIN No. 48 in the first quarter of fiscal 2008.

(3)	Amortization of intangibles is included in “Cost of Revenue” in the Company’s Consolidated Statements of Operations.

The acquired intangibles with finite lives are being amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization of acquired intangibles was $3.4 million, $4.8 million and $5.4 million for the years ended March 31, 2009, 2008 and 2007, respectively.  Amortization of internally developed software costs was $0.1 million, $0.1 million and $0.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.  The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2010	$381
2011	392
2012	325
2013	210
2014	245
Thereafter	902
$2,455

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”).  SFAS No. 130 requires companies to classify items of comprehensive income (loss) by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Other comprehensive income (loss) items have no impact on the Company’s net income (loss) as presented in its Consolidated Statements of Operations.  The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments.  See “Statement of Shareholders’ Equity and Comprehensive Income (Loss),” Item 8, “Financial Statements and Supplementary Data” included in this Annual Report.

Revenue Recognition

The Company derives its revenue primarily from licenses of its software products, software development agreements and maintenance and support.  The Company also sells and licenses patents and patented technology.  The Company recognizes software-related revenue in accordance with AICPA SOP No. 97-2 as amended by SOP No. 98-9, and SAB No. 104.  The Company recognizes revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The arrangement fees are fixed or determinable, and

•	Collection is considered probable.

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met.

The Company generally considers arrangements with payment terms longer than six months from the time of delivery not to be fixed or determinable and recognizes the related revenue as payments become due from the customer, provided all other revenue recognition criteria have been met.  If the Company determines that collection of a fee is not probable, it will defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria have been met.

The Company follows EITF No. 99-19.  Generally, the Company records revenue at gross and records costs related to a sale in cost of revenue.  In those cases where the Company is not the primary obligor or merchant of record and/or does not bear credit risk, or where it earns a fixed transactional fee, the Company records revenue under the net method.  When the Company records revenues at net, revenue is reported at the net amount received and retained by the Company.

Multiple Element Arrangements - In arrangements that include multiple elements (e.g., software, specified upgrades, support services, installation services, and/or training), the Company allocates the total revenue to be earned under the arrangement to the elements based on their relative fair value, as determined by VSOE.  VSOE is generally the price charged when that element is sold separately or, in the case of support services, annual renewal rates.

In arrangements where VSOE exists only for the undelivered elements, the Company uses the “residual method” under SOP No. 98-9, under which it defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for undelivered items as revenue.  If VSOE does not exist for all elements but the only undelivered element is maintenance and support, the Company recognizes revenue from the arrangement ratably over the maintenance and support period.  If VSOE does not exist for undelivered elements that are specified products or upgrades, the Company defers revenue until the earlier of the delivery of all elements or the point at which it determines VSOE for these undelivered elements.

Product Sales - Except in the case of consignment arrangements, the Company recognizes revenue from the sale of its packaged software products when title transfers to the distributor or retailer.  When the Company sells packaged software products to distributors and retailers on a consignment basis, it recognizes revenue upon sell through to an end customer.

The Company’s distributor arrangements often provide distributors with certain product rotation rights.  In such situations, the Company recognizes product sales in accordance with SFAS No. 48.  The Company estimates returns based on its historical return experience and other factors such as channel inventory levels and the introduction of new products.  These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities.  If future returns patterns differ from past returns patterns, for example due to reduced demand for the Company’s product, it may be required to increase these allowances in the future and may be required to reduce future revenues.

In accordance with EITF No. 01-09, the Company accounts for cash consideration (such as sales incentives) that it gives to its customers or resellers as a reduction of revenue rather than as an operating expense unless the Company receives a benefit that is separate from the customer’s purchase from the Company and for which it can reasonably estimate the fair value.

Software License Arrangements - Provided all other revenue recognition criteria have been met, the Company recognizes revenue from software licensing arrangements upon delivery, or, in the case of per-unit royalty arrangements, upon sell through to an end user as evidenced by the receipt of a customer royalty report.

Software Development Arrangements - For arrangements that include development or other services that are essential to the functionality of the licensed software, the Company recognizes revenue in accordance with SOP No. 81-1, using the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion.  Changes in estimates are recognized in the period in which they are known.

In certain instances, a development agreement may include additional undelivered elements, such as maintenance and support, or a specified upgrade or other deliverable, and VSOE of fair value may not exist for the undelivered elements, or the Company may not have sufficient experience with either the type of project or the customer involved to be able to make reliable estimates towards completion.  If the Company cannot reliably estimate total profitability under the agreement but is reasonably assured that no loss will be realized on the agreement, the Company recognizes revenue using the zero gross margin method.  Under the zero gross margin method, revenue recognized under the contract equals costs incurred under the contract and any profit is deferred until development is complete.  The Company recognizes the deferred gross profit over the remaining contractual service period (for example, the initial maintenance period).

In addition, the Company receives prepayments of certain usage-based services and offers certain products and services on a subscription basis.  Subscription revenue is recognized ratably over the related subscription period.  Prepaid revenue is deferred and recognized over the usage period.

Content and Services – Premium content revenue includes CinemaNow content sales.  When purchased on an a-la-carte basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered.  The Company generally recognizes revenue from the sale of content subscriptions pro rata over the term of the subscription period.

Share-Based Compensation

The Company accounts for share-based compensation under SFAS No. 123(R).  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all equity-based payment awards made to the Company’s employees and directors, including stock options and Restricted Stock Units (“RSUs”), based on estimated fair values.  On March 29, 2005, the SEC issued SAB No. 107 which provides supplemental implementation guidance for SFAS No. 123(R).  The Company applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R) on April 1, 2006.

Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares.  The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  The fair value of RSUs is equivalent to the market price of the Company’s common stock on the grant date.

If factors change, share-based compensation for the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating income, net income and net income per share.  Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, which are characteristics not present in the Company’s option grants.  Existing assumptions used and valuation modeling may not provide measures of the fair values of the Company’s share-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future.  Certain share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements.  Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.  Currently, there are only very limited market-based mechanisms or other practical applications to verify the reliability and accuracy of the estimates stemming from these valuation models, and there is no means to compare and adjust the estimates to actual values.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109.  The provision for income taxes is calculated using the liability method of accounting. Under the liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  When the Company does not believe realization of a deferred tax asset is likely, it records a valuation allowance.  The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax assets will be realized.

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions.  Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes.  Effective April 1, 2007, the Company adopted FIN No. 48, an interpretation of SFAS No. 109.  FIN No. 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate.  To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), the Company reports Earnings per Share (“EPS”), both basic and diluted, on the consolidated statements of operations.  Basic EPS is based upon the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average common shares outstanding plus any potential common stock, except when their effect is anti-dilutive.  Potential common stock includes common stock issuable upon the exercise of stock options and restricted stock units.  The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2009	2008	2007
Net income (loss) applicable to common shareholders	$(118,123)	$(5,537)	$6,250
Net income (loss) per share:
Basic	$(4.46)	$(0.21)	$0.24
Diluted	$(4.46)	$(0.21)	$0.23
Shares used in computing net income (loss) per share:
Basic	26,535	26,247	25,982
Diluted	26,535	26,247	27,431

For the years ended March 31, 2009, 2008 and 2007, outstanding options for 5.6 million, 6.4 million and 6.9 million shares, respectively, were excluded from the calculation of diluted net income per share, as the inclusion of such shares would have had an anti-dilutive effect.

Recently Issued Accounting Pronouncements

The following represents a summary of recent authoritative pronouncements that could impact or have impacted the Company’s accounting, reporting, and/or disclosure of financial information.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company will adopt Statement No. 160 in the first quarter of fiscal 2010 and adoption is not expected to materially impact the Company’s consolidated financial position or results or operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquiree in a business combination.  SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It further requires acquisition-related costs to be recognized separately from the acquisition and expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period, which will impact income tax expense.  In addition, acquired in-process research and development is capitalized as an intangible asset with an indefinite useful life.  This statement applies to acquisitions that occur beginning with the Company’s fiscal year beginning April 1, 2009, and will be adopted on a prospective basis. The impact of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations and cash flows will be dependent on the number and size of business combinations that the Company enters into subsequent to the adoption of the standard, as well as the valuation and allocation of the net assets acquired.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157”), to partially defer SFAS No. 157 Fair Value Measurements (“SFAS No. 157”).  FSP No. 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.  This portion of the statement is effective for the Company as of April 1, 2009.  The Company believes that the adoption of this aspect of SFAS No. 157 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP principles.  The provisions of FSP No. 142-3 are effective for the Company’s fiscal year 2010, and are currently not expected to have a material effect on its prospective consolidated financial statements, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 became effective November 15, 2008.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  The adoption of the provisions of SFAS No. 162 is not expected to have a material effect on the Company’s consolidated financial statements, results of operations or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this provision did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

NOTE 2 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	March 31,
	2009	2008
Commissions payable	$461	$807
Accrued compensation and benefits	3,042	4,263
Accrued professional services	1,901	4,214
Accrued marketing costs	686	1,161
Accrued sales returns and discounts	2,382	2,908
Accrued royalties	3,137	3,264
Accrued restructuring costs	918	591
Income tax liability	2,686	657
Other tax liabilities	8,775	8,231
Other accrued expense	3,038	3,371
Total accrued expenses and other current liabilities	$27,026	$29,467

NOTE 3 - COMMITMENTS, CONTINGENCIES AND CREDIT FACILITY

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases.  Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating and capital leases was approximately $5.0 million, $4.5 million, and $4.7 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.  The facilities leases generally provide that the Company pay taxes, insurance and maintenance.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Lease Obligations
2010	$4,531
2011	2,884
2012	749
2013	70
2014	50
Thereafter	-
$8,284

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

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.). On April 30, 2008, plaintiffs filed a consolidated class action and shareholder derivative complaint.  On September 19, 2007, the court in the state action granted the Company’s motion to stay that proceeding in its entirety until final resolution of the consolidated federal action.  In February 2009, the parties reached an agreement in principle to settle these actions.  The Company agreed to adopt certain remedial measures to improve the Company's stock option granting processes, in addition to the repayment and repricing of portions of the excess value received from stock options that certain officers and directors previously agreed to.  As part of the settlement, the Company’s Directors and Officers liability insurer agreed to pay the derivative plaintiffs’ counsel attorneys fees and costs in the amount of $775,000, subject to court approval.  On May 14, 2009 the Wilder court granted preliminary approval of the settlement.  The final approval hearing is scheduled for August 6, 2009.

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors.  On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007.  On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint.  This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.  On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint.  On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action.  Upon the reassignment, the court directed defendants to refile the motion to dismiss.  Defendants refiled their motion to dismiss on November 25, 2008.    Defendants’ motion was heard on February 26, 2009.  On April 6, 2009, the judge issued an order granting in part and denying in part defendants’ motion to dismiss, with leave to amend.  On May 8, 2009, plaintiffs filed a first amended class action complaint.  This complaint alleges violations of §§ 10b, 14(a), 20(a), and 20A of the Securities Exchange Act.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007.  This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend.  On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code.  The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part.  Plaintiff did not file an amended complaint.  Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants.  On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment.  The briefing on this appeal is complete, but the date for oral argument has not been set by the court.

In addition to the legal proceedings identified above, from time to time the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters.  The Company makes provisions for legal proceedings as appropriate.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to particular cases.  Litigation is inherently unpredictable.  However, the Company believes that its has valid defenses with respect to the legal matters pending against it.  Nevertheless, it is possible, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such matters.

The Company maintains Directors and Officers (“D&O”) liability insurance, which has covered, to date, the legal fees and costs associated with the above legal actions.  During fiscal 2009, the Company’s D&O insurance paid legal fees and costs totaling $0.8 million.

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

The Company, as permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity.  In this regard, the Company has received, or expects to receive, requests for indemnification by certain current and former officers and directors in connection with its stock options review and shareholder derivative and class action litigation described herein.  The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enable it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Credit Facilities

During the first quarter of fiscal 2009, the Company entered into an amendment to its Loan and Security Agreement with the Union Bank of California, N.A. (“UBOC”) that provided for a three month extension of the maturity date of its revolving credit facility to September 26, 2008 (the “Fourth Amendment”).  This amended credit facility (the “Amended Credit Facility”) provided a credit limit of $20 million, which was secured by a $20 million deposit account which was funded by the Company in the second quarter of fiscal 2009.  On September 29, 2008, the Company paid off the credit facility in accordance with the terms.

Purchase Commitments

The Company in the normal course of business enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of March 31, 2009 were approximately $1.4 million.  The purchase commitments mainly related to contracts with royalties related to our Roxio Consumer products and CinemaNow.

Other

The Company sponsors a 401(k) savings plan that covers most of the Company’s U.S. employees.  Participants may contribute a portion of their compensation to the plan subject to IRS limits.  In fiscal years 2009, 2008 and 2007, the Company made $0.9 million, $1.3 million and $0.9 million in matching contributions to the plan, respectively.  The Company stopped matching contributions in the third quarter of fiscal 2009 as part of its ongoing cost cutting measures.

During fiscal 2009, the Company entered into certain Asset Purchase Agreements that contained a holdback provision.  The acquisition holdbacks related to Simple Star, Inc. and CinemaNow, Inc. are approximately $1.5 million.  For additional information see Note 7, “Acquisitions,” to the Consolidated Financial Statements included in this Annual Report.

NOTE 4 - SHAREHOLDERS’ EQUITY

Stock Options

The Company grants stock options and other share-based awards to employees, directors under various equity incentive plans:

•	2000 Stock Option Plan
•	2004 Stock Incentive Plan
•	2004 Equity Compensation Plan

•	2005 Stock Incentive Plan

In 2000, the Company adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”).  The 2000 Plan covers 3.0 million shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year, provided that the total number of shares issuable under the plan shall not exceed 3.75 million shares.  Under this plan, stock options are granted annually at the fair market value of the Company’s common stock on the date of grant.  The 2000 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock.  Options under the 2000 Plan generally vest over four years from the date of grant.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the 2000 Plan.  Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

In February 2004, the Company adopted the 2004 Stock Incentive Plan (the “2004 SIP”) and reserved 2.0 million shares of common stock solely for the grant of “inducement” stock options and other share-based awards.  The 2004 SIP did not require shareholder approval.  These shares may be issued in connection with the recruitment of employees in future acquisitions and in the recruitment of other employees in the future.  The 2004 SIP provides for issuing nonqualified stock options.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the 2004 SIP. Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

In June 2004, the Company adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004.  The 2004 Plan originally covered 3,000,000 shares of common stock, but 750,000 shares are now reserved for issuance under the 2005 Plan.  The 2004 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”).  Stock options granted under the 2004 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or nonqualified stock options.  Incentive stock options may be granted only to employees.  Awards other than incentive stock options may be granted to employees, directors and consultants.  Options under the 2004 Plan generally vest over four years from the date of grant.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the 2004 Plan.  Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

In March 2005, the Company adopted the 2005 Stock Incentive Plan (Non-U.S. Employees) (“Non-U.S. Plan”).  The terms and the purposes of the Non-U.S. Plan and the 2004 Stock Incentive Plan are substantially similar.  The Board of Directors reserved 750,000 shares of common stock for issuance under the Non-U.S. Plan which were previously reserved under the 2004 Stock Incentive Plan.  Options may only be granted to Employees (a) who have not previously been an Employee or Director of the Company or a Related Entity or (b) following a bona fide period of non-employment or non-service to the Company or a Related Entity.  The Non-U.S. Plan provides for issuing nonqualified stock.  Options under the 2005 Plan generally vest over four years from the date of grant.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the Non-U.S. Plan.  Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

On November 26, 2008 the Company filed a Tender Offer Statement on Schedule TO with the SEC to repurchase and cancel certain stock options with high exercise prices and to reprice, repurchase and cancel certain other options that were potentially subject to adverse taxation under Internal Revenue Code Section 409A.  Eligible employees, officers and directors submitted notifications of tenders for a total of 2.8 million eligible shares by the deadline of December 31, 2008.  The total purchase price for the options was $0.1 million, which was paid in January 2009.

A summary of the Company’s stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2006	7,296,269	$13.30	6.87	$38,026
Options granted	56,600	$15.77
Options exercised	(479,537)	$5.64
Options forfeited or expired	(254,057)	$17.16
Outstanding at March 31, 2007	6,619,275	$13.72	6.38	$17,584
Options granted	-	$-
Options exercised	(186,158)	$2.56
Options forfeited or expired	(21,233)	$15.01
Outstanding at March 31, 2008	6,411,884	$14.09	5.04	$7,917
Options granted	4,055,427	$3.02
Options exercised	(100,234)	$3.20
Tendered options	(2,805,829)	$15.38
Options forfeited or expired	(1,926,191)	$15.38
Outstanding at March 31, 2009	5,635,057	$5.25	7.78	$15
Vested and expected to vest	5,073,518	$5.58	7.58	$14
Exercisable at March 31, 2009	2,342,151	$8.91	5.29	$9

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.20 on March 31, 2009, and the exercise price for the options that were in-the-money at March 31, 2009.  The total intrinsic value of stock options exercised was $0.2 million, $1.2 million and $5.2 million for fiscal years 2009, 2008 and 2007, respectively.  The weighted average grant date fair value per share of option granted during each fiscal year’s 2009, 2008 and 2007 was $1.13, $0 and $10.37, respectively.  Stock options were not granted during fiscal 2008 due to the voluntary stock option review.

The Company records any net charge for tax provision or benefits from stock option awards or cancelations to additional paid in capital account, the net charge was $2.5 million for fiscal 2009. See Item 8 - Statement of Cash Flow to the Consolidated Financial Statements included in this Annual Report.

Restricted Stock Units (“RSUs”)

During fiscal year 2008 no RSUs were granted, and during fiscal year 2009 and 2007 the Company granted RSUs under the 2004 Equity Compensation Plan.  A summary of RSU activity is presented below:

	Number of Shares	Weighted Average Remaining Term	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	-
RSUs granted	368,000
RSUs canceled	(13,300)
Outstanding at March 31, 2007	354,700	1.88	$5,001
RSUs granted	-
RSUs canceled	(68,352)
Outstanding at March 31, 2008	286,348	1.38	$2,763
RSUs prior period release(1)	(171,448)
RSUs granted	75,750
RSUs canceled	(46,771)
Outstanding at March 31, 2009	143,879	0.97	$173
Vested and expected to vest at March 31, 2009	127,958	0.92	$154

(1)  Includes adjustment for releases for RSUs that vested in previous quarters but were not released due to the blackout period.

The weighted average grant date fair value was determined based on the closing market price of the Company’s common stock on the date of the award.  The weighted average grant date fair value per share of RSU granted during fiscal years 2009 and 2007 was $6.89 and $15.07 million, respectively.  There were no RSUs granted during fiscal 2008.  The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four year vesting period.  The total unamortized share-based compensation expense related to unvested RSUs at March 31, 2009 was $1.3 million.  The cost is expected to be recognized over a remaining weighted average period of 1.81 years.  The aggregate intrinsic value of the outstanding RSUs at March 31, 2009 was $0.2 million, using the closing price of $1.20 per share as of March 31, 2009.  The total fair value of RSUs vested during fiscal years 2009, 2008 and 2007 was $0.5 million, $0 million and $5.5 million, respectively.

The Company had the following plan activities for the fiscal year ended March 31, 2009 (in thousands except exercise price):

Plan Category	Number of Shares to be issued upon exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,325	$5.25	3,309
Equity compensation plans not approved by security holders	454	$11.23	1,452
Total	5,779	$7.78	4,761

Share-Based Compensation

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock option shares.  The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the volatility of its common stock by generally using its historical volatility blended with an implied volatility rate.  Management determined that a blended volatility was more reflective of the Company’s market conditions and a better indicator of expected volatility than using purely historical volatility.  The Company will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

The risk-free interest rates are derived from schedules published by the U.S. Federal Reserve appropriate for the term of the Company’s stock options.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.  The Company derived the expected term assumption based on its historical settlement experience and expected behavior of unsettled options, while giving consideration to vesting schedules and options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123(R) and SAB No. 107.

The weighted-average fair value of options granted and the related assumptions used are as follows (in percentages):

	Years Ended March 31,
	2009	2008	2007
Weighted-average fair value of options granted	$1.13	$-	$10.37
Risk-free interest rate	1.9%	-	5.0%
Expected volatility	50%	-	75%
Expected life (in years)	3.3	-	5.0
Expected dividend	-	-	-

During fiscal year 2009 and fiscal 2007 the Company granted stock options.  During fiscal 2008 stock options were not granted due to the voluntary stock option review.

The following table summarizes share-based compensation expense related to employee stock options and restricted stock unit grants for the fiscal years ended March 31, 2009, 2008 and 2007 as recorded in accordance with SFAS No. 123(R) (in thousands):

	Years Ended March 31,
	2009	2008	2007
Marketing and sales	$842	$766	$1,284
Research and development	292	530	740
General and administrative	1,057	249	741
	$2,191	$1,545	$2,765

The total unamortized share-based compensation expense related to non-vested stock options and RSUs including estimated forfeitures was $4.3 million for March 31 2009.  The share-based compensation is expected to be recognized over a weighted average period of approximately 3.13 years.

The expense for the year ended March 31, 2008 included a charge of $0.2 million attributable to the extension of exercise periods for vested options under SFAS No. 123(R) for employees terminated between November 15, 2006 to March 31, 2008 and a charge of $0.1 million attributable to the extension of exercise periods for vested options for employees terminated between November 15, 2006 to March 31, 2007.

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the year ended March 31, 2009 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$(103)	$17,579	$17,476
State and Local	(208)	5,886	5,678
Foreign	1,685	321	2,006
	$1,374	$23,786	$25,160

Income tax expense (benefit) for the year ended March 31, 2008 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$-	$(4,836)	$(4,836)
State and Local	23	(1,268)	(1,245)
Foreign	1,250	577	1,827
	$1,273	$(5,527)	$(4,254)

Income tax expense (benefit) for the year ended March 31, 2007 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$537	$4,092	$4,629
State and Local	913	(487)	426
Foreign	1,056	(40)	1,016
	$2,506	$3,565	$6,071

The differences between income taxes computed using 35% statutory federal income tax rate and the Company’s effective tax rate are summarized as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Computed tax at statutory rate	$(32,537)	$(3,427)	$4,393
State taxes, net of federal benefit	5,678	(887)	636
Extraterritorial income exclusion and qualified production income deduction	-	-	(38)
Net change in valuation allowance	47,872	-	-
Goodwill impairment	3,871	-	-
Research and development credits	(816)	(259)	(1,249)
SystemOK acquired in process technology write-off	-	-	952
Foreign rate differential	1,228	347	728
Other permanent differences	(136)	(28)	649
	$25,160	$(4,254)	$6,071

The other permanent differences consist of provision to return true up adjustments, book expenses for incentive stock options, and certain meals and entertainment expenses and penalties.

The components of deferred taxes are as follows (in thousands):

	March 31,
	2009	2008	2007
Deferred tax assets:
Accounts receivable	$83	$75	$278
Inventories	215	399	221
Tax credit carryforwards	15,649	13,379	13,246
Net operating losses	17,532	8,581	3,980
Accrued vacation pay	729	922	917
Commissions and bonuses	24	38	40
Fixed assets	(349)	178	284
Intangible assets	23,750	-	-
Research and experimental expenses	115	-	-
Other reserves	4,381	5,072	5,854
Stock option compensation	3,645	5,384	5,386
Gross deferred tax assets	65,774	34,028	30,206
Valuation allowance	(65,712)	(3,113)	(3,084)
Total deferred tax assets, net of valuation allowance	62	30,915	27,122
Deferred tax liabilities:
Intangible assets	-	(1,822)	(1,218)
State income taxes	-	(2,818)	(2,207)
Research and experimental expenses	-	68	42
Gross deferred tax assets	-	(4,572)	(3,383)
Total deferred tax liability	-	(4,572)	(3,383)
Net deferred taxes	$62	$26,343	$23,739

At March 31, 2009, the Company had net operating loss carryforwards (“NOLs”) of $41.0 million including $5.6 million related to the Company’s acquisition of InterActual Technologies, Inc. in 2004.  The loss carryforwards expire between 2020 and 2029.  To the extent NOLs relate to non-qualified stock option deductions, the resulting benefits will be credited to shareholders’ equity when realized.

At March 31, 2009, the Company had cumulative unused federal and California research and development (“R&D”) tax credits of approximately $5.1 million and $4.9 million, respectively, that can be used to reduce federal and California income taxes.  The federal R&D credits expire from 2017 through 2029; California credits carryforward indefinitely.  As of March 31, 2009, the Company had cumulative accrued foreign tax credits of approximately $5.2 million that expire from 2013 through 2019.  In addition, the Company had alternative minimum tax credit carryforwards of approximately $0.3 million available to offset regular income tax over an indefinite period and $0.1 million of California manufacturing investment credits that expire in 2009 and 2010.

In assessing the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  As of March 31, 2008, $3.1 million valuation allowance consisted of $1.7 million for acquired InterActual net operating loss carryforwards that may not be utilized primarily due to an annual limitation under IRC Section 382 and $1.4 million for Canadian deferred tax assets that are unlikely to be realized.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax assets will be realized.  At March 31, 2009, the Company believes it will more likely than not be unable to realize a significant portion of its deferred tax assets as a result of recent cumulative losses in fiscal year 2008 and 2009.  As such, a valuation allowance of approximately $65.7 million has been set up on its deferred tax assets as of March 31, 2009.

The Company adopted FIN No. 48 on April 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in the Company’s financial statements of tax positions taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  For tax benefits to be recognized under FIN No. 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

At March 31, 2009, the Company had $5.8 million of gross unrecognized tax benefits (“UTBs”), $1.4 million of which would affect its effective tax rate if recognized.  The Company does not anticipate a significant increase or decrease to the total UTBs during fiscal year 2009.   The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

The reconciliation of the total gross amounts of UTBs for the fiscal year ended March 31, 2009 is as follows (in thousands):

Balance at April 1, 2007	$4,328
Additions based on tax provisions related to the current year	602
Reductions for tax positions of prior years	-
Settlements	-
Balance at March 31, 2008	4,930
Additions based on tax provisions related to the current year	873
Reductions for tax positions of prior years	-
Settlements	-
Balance at March 31, 2009	$5,803

Interest and penalties related to UTBs are classified as a component of the Company’s provision for income taxes. The Company recognized approximately $85,000 and $49,000 in interest and penalties through the income tax provision in the consolidated statements of income as of March 31, 2009 and 2008, respectively.  There was approximately $0.2 million and $0.1 million of accrued interest and penalties associated with UTBs as of March 31, 2009 and 2008, respectively.

Pursuant to Accounting Principles Board Opinion (“APB”) No. 23, Accounting for Income Taxes - Special Areas (“APB No. 23”), U.S. corporate income taxes were not provided on a cumulative total of approximately $1.0 million of undistributed net foreign earnings for all non-U.S. subsidiaries.  The Company intends to indefinitely reinvest these funds in their respective operations outside the U.S.

NOTE 6 - SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

SFAS No. 131 requires the Company to report certain information about its operating segments.  An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief executive officer (“CEO”) is its chief operating decision maker.

During the fourth quarter of fiscal 2009, the Company reclassified the ATG License and Consumer product revenue to its Consumer segment and renamed it Roxio Products segment.  The Company reclassified ATG License CE, Qflix and CinemaNow to its Professional segment and renamed it Premium Content. The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Net Revenues – prior to reclassification

The following table reflects net revenue by segment based on the revenue reporting segments prior to the reorganization in the fourth quarter of fiscal 2009 (in thousands):

	Years Ended March 31,
Net Revenues	2009	2008	2007
Roxio Division	$98,511	$115,920	$122,326
Advanced Technology Group	12,174	10,986	18,088
Total Consumer Products	110,685	126,906	140,414
Professional Products	9,273	5,968	8,235
Total net revenues	$119,958	$132,874	$148,649

Net Revenues – post reclassification

The following table reflects net revenue by segment based on the reorganized reporting segments for fiscal 2009 (in thousands):

	Years Ended March 31,
Net Revenues	2009	2008	2007
Roxio Consumer Products (1)	$104,074	$122,691	$131,017
Premium Content	15,884	10,183	17,632
Total net revenues	$119,958	$132,874	$148,649

(1)
In conjunction with the segment reclassification mentioned above, the Company reclassified ATG licensing net revenue of $6.7 million to the Roxio Consumer Products, ATG CE licensing net revenue of $4.9 million to the Premium Content segment, Qflix net revenue of $0.6 million to the Premium Content and CinemaNow net revenue of $1.1 million was reclassified to the Premium content segment for presentation purposes to reflect the Company's current reporting business segments.

Revenues by Geographic Location (in thousands):

	Years Ended March 31,
Revenue by region	2009	2008	2007
United States	$86,818	$108,604	$116,371
Export
Canada	1,573	1,407	615
France	1,422	1,076	1,275
Germany	4,429	2,978	3,038
United Kingdom	3,287	3,629	3,821
Europe: Other	2,910	3,874	4,579
Japan	14,207	5,948	13,282
Singapore	3,599	3,446	3,682
Taiwan	281	73	175
Other Pacific Rim	887	1,362	1,588
Other International	545	477	223
Total net revenues	$119,958	$132,874	$148,649

The Company sells its products to customers categorized geographically by each customer’s country of domicile.

Long-lived Assets (excluding goodwill and other intangible assets) by country (in thousands):

	March 31,
Assets by geography	2009	2008	2007
United States	$1,652	$1,922	$2,153
Japan	111	154	168
Canada	6	7	351
China	1,007	810	513
Other International	75	66	56
Total long-lived assets	$2,851	$2,959	$3,241

Significant Customer Information:

	Percentage of Total Net Revenue			Percentage of Total Accounts Receivable
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
Customer Name	2009	2008	2007	2009	2008
Dell	14%	26%	23%	5%	11%
Digital River	22%	23%	20%	11%	16%
Hewlett-Packard	11%	13%	9%	2%	7%
Ingram	6%	10%	9%	8%	10%
Navarre	16%	13%	13%	20%	11%

Revenue recognized from Dell and Hewlett-Packard is pursuant to various licensing agreements; revenue recognized from Ingram and Navarre is pursuant to distributor agreements; and revenue recognized from Digital River is pursuant to a reseller agreement.  It is impracticable for the Company to report the net revenues by significant customer by business segment for fiscal years ended March 31, 2009, 2008 and 2007 as some of these customers may be in both segments.

NOTE 7 - ACQUISITIONS

uMedia Acquisition

During the fourth quarter of fiscal 2008, the Company entered into an Asset Purchase Agreement with uMedia, a Chinese software development company whereby it acquired substantially all the assets of uMedia for a purchase price of approximately $0.4 million.  In connection with the acquisition the Company acquired seven employees.  The uMedia team was integrated into the Company’s ATG Division to further enhance its core audio and video technology.

The Company allocated the purchase price to assets purchased based on their relative fair values with the excess recorded as goodwill.  Based on the evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

Cash	$432
Transaction costs	111
Total purchase price	$543

Customer relationships	$130
Goodwill	413
Net assets acquired	$543

The transaction costs of approximately $0.1 million were for professional services, including legal, tax, audit and advisory services.  Results for uMedia have been included in the Company’s consolidated results beginning on March 1, 2008.

Simple Star Acquisition

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets from Simple Star, Inc.  These assets included PhotoShow, a multimedia storytelling platform and online community that enables consumers to turn photos and video clips into shows that can be viewed and shared on PCs, TVs, handheld devices, or published to social media sites on the Internet.  In connection with the acquisition, the Company acquired twenty five employees.  The Simple Star purchase price of approximately $6.0 million consisted of $5.0 million in cash due upon closing and $1.0 million plus accrued interest due on the first anniversary of closing.

The following table summarizes the adjusted fair value for the assets acquired (in thousands):

Cash	5,000
Holdback contingency	1,000
Transaction costs	46
Total purchase price	$6,046

Unbilled accounts receivable	$137
Fixed assets	12
Prepaid assets	25
Intangible assets	2,570
Goodwill	3,660
Deferred revenue	(358)
Net assets acquired	$6,046

CinemaNow Acquisition

During the third quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets and liabilities from CinemaNow, Inc., a privately held digital video distributor.  The CinemaNow assets facilitate digital distribution of premium video content, including Hollywood movies, TV shows, and music videos, to users across multiple platforms.  The CinemaNow purchase price of approximately $3.2 million was comprised of $0.8 million in cash, assumed liabilities not to exceed $1.7 million, $0.2 million in direct costs and $0.5 million for a general holdback payable 180 days after the closing.  The Company hired approximately 30 former CinemaNow employees as a result of the acquisition.  The following table summarizes the adjusted fair value for the assets acquired (in thousands):

Cash	$850
Holdback contingency	500
Assumed liabilities	1,650
Transaction costs	236
Total purchase price	$3,236

Accounts receivable	$82
Prepaid expenses and other assets	30
Fixed assets	14
Other assets	237
Intangibles	1,510
Goodwill	1,645
Deferred revenue	(282)
Net assets acquired	$3,236

NOTE 8 - RESTRUCTURING

The following summarizes the restructuring liability activity (in thousands):

	January 2009		October 2008		June 2008		October 2007
	Restructuring		Restructuring		Restructuring		Restructuring
	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Total
Balances, March 31, 2007	$-	$-	$-	$-	$-	$-	$1,692	$1,233	$2,925
Payments	-	-	-	-	-	-	(1,662)	(672)	(2,334)
Impact of exchange rate	-	-	-	-	-	-	-	-	-
Adjustments	-	-	-	-	-	-	-	-	-
Balances, March 31, 2008	-	-	-	-	-	-	30	561	591
Restructure Accrual	764	701	898	127	1,327	224	-	-	4,041
Payments	(587)	(52)	(883)	(70)	(1,108)	(61)	(6)	(346)	(3,113)
Impact of exchange rate	-	1	(7)	(1)	(209)	(50)	(6)	(215)	(487)
Adjustments	-	-	-	-	12	(116)	(18)	-	(122)
Balances, March 31, 2009	$177	$650	$8	$56	$22	$(3)	$-	$-	$910

During the third quarter of fiscal 2008, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by closing its office in Richmond Hill, Canada.  The reorganization was completed and the Richmond Hill office was closed by December 31, 2007.  The Company incurred severance and other one-time restructuring charges in connection with this closing, and eliminated approximately 84 positions.  The Company also accrued approximately $0.5 million related to the lease for this office, which expired in December 2008.  During the third quarter of fiscal 2009, the Company paid out the remaining site closure costs and completed this restructuring plan.

During the second quarter of fiscal 2009, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by the end of the 2008 calendar year.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and reducing the Company’s overhead costs, resulting in a restructuring charge of $1.5 million related to severance, the closing of the Company’s office in Germany and related costs.

During the third quarter of fiscal 2009, the Company initiated a restructuring plan to further reorganize and improve its operations, and reduce its workforce by the end of the 2008 calendar year.  This plan resulted in a restructuring charge of $1.1 million consisting of $0.9 million related to one-time termination benefits and other associated costs and approximately $0.1 million related to building and office consolidations.

On January 20, 2009, the Company initiated a restructuring of the Company’s workforce and closure of certain leased facilities.  The workforce restructuring reduced worldwide headcount by approximately 75 positions and resulted in a restructuring charge of approximately $1.1 million related to building and office consolidations and associated charges.

NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial information for fiscal years 2009, and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2008	2008	2008	2008	2007	2007	2007
Net revenue	$32,244	$26,525	$31,076	$30,114	$34,891	$35,602	$32,270	$30,111
Gross profit	23,622	(278)	21,726	22,408	26,426	27,600	23,514	22,183
Operating income (loss)	(890)	(81,745)	(3,938)	(7,068)	397	(3,436)	(4,246)	(4,151)
Net income (loss)	328	(111,116)	(3,694)	(3,640)	480	(1,907)	(2,153)	(1,957)
Basic income (loss) per share	$0.01	$(4.27)	$(0.14)	$(0.14)	$0.02	$(0.07)	$(0.08)	$(0.07)
Basic shares used in computing per share amounts	26,591	25,997	26,533	26,443	26,317	26,250	26,223	26,197
Diluted income (loss) per share	$0.01	$(4.27)	$(0.14)	$(0.14)	$0.02	$(0.07)	$(0.08)	$(0.07)
Diluted shares used in computing per share amounts	26,835	25,997	26,533	26,443	27,130	26,250	26,223	26,197

NOTE 10 - SUBSEQUENT EVENT

As described in Item 3, “Legal Proceedings” of this Annual Report, on May 14, 2009, the court in the Wilder v. Doris consolidated derivative suit granted preliminary approval of the parties’ agreement in principle to settle all of the pending derivative actions brought in connection the Company’s voluntary stock option review, with a final approval hearing scheduled for August 6, 2009.  The Company agreed to adopt certain remedial measures to improve the Company’s stock option granting processes, in addition to the repayment and repricing of portions of the excess value received from stock options that certain officers and directors previously agreed to.  As part of the tentative settlement, the Company’s Directors and Officers liability insurer agreed to pay the derivative plaintiffs' counsel attorneys fees and costs in the amount of $775,000.  If the court does not grant final approval of the tentative settlement, the parties might elect or be required to continue litigating the consolidated derivative actions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and Acting chief financial officer (“CFO”) (the “Certifying Officers”) have conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2009, the end of the period covered by this Annual Report.  As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control — Integrated Framework.”

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and Board of Directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on its assessment, management concluded that the Company’s internal control over financial reporting as of March 31, 2009 was effective.

BDO Seidman, LLP has issued an auditors’ report on the Company’s internal control over financial reporting.  The auditors’ report appears on page 43 of this Annual Report.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth certain information regarding the members of the Company’s executive officers and Board of Directors as of May 29, 2009:

Name	Age	Position
Robert J. Doris	56	Chairman of the Board of Directors
Mary C. Sauer	56	Director & Secretary
Robert M. Greber	71	Director
Peter J. Marguglio	62	Director
R. Warren Langley	66	Director
David C. Habiger	40	Chief Executive Officer and President
Paul F. Norris	47	Executive Vice President, Acting Chief Financial Officer and General Counsel
A. Clay Leighton	52	Chief Operating Officer
Mark Ely	39	Executive Vice President of Strategy

Mr. Doris is married to Ms. Sauer. There are no other family relationships between any director and executive officer of the Company.

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

Peter J. Marguglio. Mr. Marguglio has served as a director of Sonic since 1986.  Mr. Marguglio worked at Eatec Corporation, a software company, where he was President and a director, from 1990 and until February 19, 2008, when Eatec was sold to Agilysys, Inc.  Mr. Marguglio retired in April of 2008. Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981.  Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

R. Warren Langley. Mr. Langley has served as a director of Sonic since 2001.  Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture capital firm that emphasizes social investing, since 2000.  Mr. Langley also has been on the Board of Advisors of Sun Trading LLC, a privately held partnership, since October 2007.  From 1996 until 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From 1987 to 1998, he was a Principal and Chief Operating Officer of Hull Trading, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for 15 years.  Mr. Langley holds a B.S. degree in Engineering Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Ph.D. in Operations Research from Georgia Institute of Technology.

David C. Habiger.  Mr. Habiger joined Sonic in 1993 as a regional manager.  From 1993 until 2000 Mr. Habiger served in a number of sales and marketing management roles at Sonic.  Mr. Habiger was Senior Vice President and General Manager from 2002 to 2003 and then General Manager from 2003 to April 2005 of the Roxio Division, where he played a key role in the development of Sonic’s original equipment manufacturer and retail markets for consumer software.  In April 2005 Mr. Habiger was appointed President and Chief Operating Officer (“COO”).  In September 2005, Mr. Habiger was appointed President and Chief Executive Officer.  Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago.  He is a member of the National Associations of Corporate Directors and as well as the Center for Corporate Innovation.  Since September 2007 Mr. Habiger has served as a director for Akimbo, Inc.

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

A. Clay Leighton. Mr. Leighton joined Sonic in 1993 as Vice President of Finance.  In 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer. In September 2005, Mr. Leighton was named Executive Vice President and Chief Financial Officer.  In February 2008, Mr. Leighton was named Executive Vice President and Chief Operating Officer. Prior to joining Sonic, from 1990 to 1992, he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm.  From 1988 to 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market.  Previously, Mr. Leighton worked as strategy consultant for the Boston Consulting Group.  Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of its common stock, to file reports of ownership and reports of changes in ownership of its common stock with the SEC.  Executive officers, directors and owners of greater than 10% of its stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of the filings in respect of the fiscal year ended March 31, 2009 furnished pursuant to Rule 16a-3(e) promulgated under the Exchange Act or advice that no filings were required, the Company is not aware of any late Section 16(a) filings for such fiscal year.

Audit Committee

The Company has a separately designated Audit Committee of its Board of Directors (“Board”) that is comprised of Messrs. Greber, Langley and Marguglio.  The Company’s Board has determined that Mr. Greber qualifies as a financial expert according to the SEC’s regulations.  See “Committees” below for a statement regarding Mr. Greber’s independence in accordance with applicable regulations and standards.

Changes in Procedure for Stockholder Recommendations for Director Nominees

The nominating committee has no formal policy with respect to consideration of stockholder recommended director candidates and will consider potential candidates for director that are brought to the committee’s attention by stockholders. The Company’s Board believes it is appropriate not to establish a formal policy in light of the absence of any stockholder recommended director candidates in the past.  There have been no changes to this process.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics covers all employees, officers and directors, including its principal executive, financial and accounting officers.  A copy of the Company’s Code of Business Conduct and Ethics can be found on its corporate website, www.sonic.com. Any amendments to the Code of Business Conduct and Ethics will be posted on the corporate website.

Director Independence

The Company’s Board has determined that, without limitation, Messrs. Greber, Langley and Marguglio, are “independent” as that term is defined in Rule 5605(a)(2) the Nasdaq Rules.  In making this determination, the Board considered transactions and relationships between each of these director or his or her immediate family and the Company and its subsidiaries.  The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent.  As a result of this review, the Board affirmatively determined, based on its understanding of such transactions and relationships, that these directors are independent and, therefore, a majority of the members of the Board are independent pursuant to applicable Nasdaq rules.

Committees

The Board held a total of seven meetings during the fiscal year ended March 31, 2009, and each director participated in 100% of the total number of meetings of the Board and all meetings of committees of the Board, if any, upon which such director served.  The members of the Audit Committee meet separately on a regular basis without any non-independent members of the Board or members of management present.  The chairman of the Audit Committee acts as the chairman of such meeting of the independent directors.

During the fiscal year ended March 31, 2009, and currently, the Audit Committee has consisted solely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman.  After considering transactions and relationships between each member of the Audit Committee or his immediate family and the Company and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the Board has determined that all current members of the Audit Committee are independent as defined by the Exchange Act and Nasdaq Rules, and are financially literate.  The Board also determined that Mr. Greber qualifies as an “audit committee financial expert,” as defined by the applicable rules of the Exchange Act, due to, among other things, his experience with The Pacific Stock Exchange in various capacities, including Chairman, Chief Executive Officer and Chief Operating Officer, and his position as Chief Executive Officer of Diagnostic Network, Inc..

The Audit Committee, pursuant to its charter, is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent auditors.  In addition, the Audit Committee is responsible for approving the audit and non-audit services performed by the independent auditors; consulting with the independent auditors about the scope of the audit and reviewing with them the results of their examination and reviewing the Company’s financial control procedures and personnel.  The Audit Committee also has established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters.  The Audit Committee held 6 meetings during the fiscal year ended March 31, 2009.

In September 2005, the Company’s Board appointed a Compensation Committee.  The Compensation Committee is comprised entirely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman.  Pursuant to its charter, the Compensation Committee’s functions include assisting the Board in determining the compensation for its executive officers, including its Chief Executive Officer; administering and delegating the administration of certain aspects of its stock option plans, and assisting the Board in other matters as appropriate.

In September 2005, the Company’s Board also appointed a Nominating Committee.  The Nominating Committee is comprised entirely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman.  Pursuant to its charter, the Nominating Committee’s functions include assisting the Board in monitoring the size and composition of the Board; considering and making recommendations to the Board with respect to the nominations or elections of directors; and assisting the Board in other duties as the Board shall from time to time prescribe.

Currently, the same directors serve on the Audit Committee, Compensation Committee and Nominating Committees, as the size of the Board is relatively small, all directors serving on these committees have significant experience in operating companies of approximately the Company’s size, all are financially sophisticated, and all have evidenced willingness to devote time and attention to Board and board committee activities.  In the future, depending on possible changes in the size and composition of the Board, the Board may vary its current practices relative to board committees.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2009, no executive officer of the Company served as a board member or compensation committee member for any other entity, one of whose executive officers served as a director or Compensation Committee member of the Company.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview of the Company’s Executive Compensation Program

The Compensation Committee is responsible for, among other things, (a) assisting the Board in discharging its responsibilities relating to compensation of its directors and executive officers; and (b) producing an annual report on executive officer compensation for inclusion in its Proxy Statement, in accordance with applicable rules and regulations.

Compensation Objectives and Strategy

The Company’s core compensation philosophy is to pay its executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to the Company, while providing incentives to achieve its business and financial objectives.  The Company’s principal objectives and strategy concerning its executive compensation program are as follows:

•	to design compensation packages that will attract, retain, and motivate highly qualified key employees who can be instrumental to the Company’s long-term success;

•
to pay competitively in relation to similar audio and video software and hardware companies and to provide appropriate reward opportunities for achieving high levels of performance compared to similar organizations in the marketplace;

•	to emphasize individual excellence and encourage all employees, not just the Company’s executive officers, to take initiative and lead projects that enhance the Company’s overall effectiveness;

•	to emphasize sustained performance by aligning rewards with shareholder interests; and

•	to motivate executives and employees to achieve the Company’s annual and long-term business goals and encourage behavior toward the fulfillment of those objectives.

The Company does not have a formal executive evaluation and compensation program with specified performance objectives, targets or ranges.  The Company’s Board has not historically used any formal benchmarking data or surveys to establish compensation levels, instead generally relying on publicly available information regarding compensation levels of similar audio and video software and hardware companies as well as its own general business knowledge to design compensation packages that it believes are competitive and provide appropriate reward opportunities for achieving high levels of performance, compared to those similar organizations in the marketplace.

In keeping with the Company’s compensation objectives and strategy, its Board approved the Company’s entry into Executive Employment Agreements with its executive officers in January 2007 and in February 2008 (see “Employment Agreements,” below).  The Company’s Board believes that these agreements are beneficial in that they provide a certain level of employment protection to these executives, fostering long term-behavior, emphasizing sustained performance and the achievement of long-term business goals, and assisting the Company in retaining its most senior personnel, all without requiring the Company to increase the total compensation amounts now paid to those executives.  Each year, the Board, taking into account any input provided by the Compensation Committees will review and evaluate the compensation paid to the Company’s executive officers and determine the base salary, bonus and the equity related grants for each executive officer.

Role of Executive Officers in Compensation Decisions

In the ordinary course, the Company’s CEO evaluates the personnel who report directly to him.  The Board and/or Compensation Committee may consider these evaluations and any recommendations of the Company’s CEO in determining the base salaries, adjustments to base salaries, bonuses and equity based awards for each of its named executive officers, other than the CEO.  The Compensation Committee and/or the Company’s full Board may exercise its discretion in modifying any recommended adjustments or awards to executives.

Elements of Compensation

Compensation for each executive officer for fiscal year 2009 consisted of a base salary, the opportunity to receive a bonus in the form of cash, stock and/or grants of restricted stock units (“RSUs”), options to acquire common stock, and other benefits (e.g., matching contribution made by the Company under its 401(k) plan).  The Company provides a competitive salary and benefits package that it believes is consistent with market practice for its industry and the size of its company, and allows it to attract and retain executives and employees.  The Company has not established minimum stock ownership guidelines for its executive officers or adopted a policy requiring them to retain their Company stock ownership for any period of time.  In general, all other employee benefits that the Company’s executive officers receive, such as matching contributions under its 401(k) plan, are the same benefits available on a non-discriminatory basis to its other salaried employees.  During fiscal year 2009, as part of the Company’s cost cutting measures, the Company suspended matching contributions to the Company’s 401(K) plan.

The Company chooses to build its compensation program for named executive officers around these elements because each individual component is useful in achieving one or more of the objectives of the program and it believes that, together, it has been and will continue to be effective in achieving the Company’s overall objectives.

Weighting of Elements

The Company does not have an express policy or formulaic method for weighting the different elements of compensation or for allocating between long-term and short-term compensation.  The use and weight of each compensation element is based on a subjective determination by the Company’s Board and/or Compensation Committee of the importance of each element in meeting its overall objectives.

Non-cash compensation includes grants of stock options and/or RSUs.  Stock options and RSUs provide long-term incentives to increase shareholder value as well as a retention mechanism for highly-valued named executive officers.  The Board’s intention is to grant competitive equity compensation awards.

Base Salary

The Company provides its named executive officers and other employees a fixed amount of cash compensation salary for the executive’s work. Salaries for named executive officers are established each year by the Board, taking into account any input provided by the Compensation Committee.  The Compensation Committee and Board determine the base salaries of the Company’s named executive officers annually by subjectively evaluating their experience, responsibilities of their position, and each of the individual’s performance.

The amount of each executive’s salary is determined based on a number of factors including:

•	an assessment of individual contribution as judged by the CEO (other than with respect to his own salary), as well as the Compensation Committee and/or Board;

•	tenure;

•	relationship with the salaries of other executives at comparable companies; and

•	the Company’s overall financial results.

For fiscal year 2009, as illustrated in the Company’s Summary Compensation Table below, base salaries of its  named executive officers represented an average of approximately 63% of their total compensation (which included base salary, cash incentive compensation, stock options expense and matching contributions made to the named executive under the Company’s 401(k) plan).  The Compensation Committee considers this percentage to be relatively appropriate, although the percentage may be either higher or lower in future periods since the Compensation Committee does not target salary at a particular percentage of total compensation.

Bonuses

The Company provides bonuses, at the discretion of the Compensation Committee and Board, to compensate its executive officers for their performance over the past year.  On September 25, 2008, the Compensation Committee recommended and the Board approved, the 2008 Executive Bonus Plan (the “Plan”).  The Plan provides for cash bonus payments to Plan participants, including the Company’s executive officers covered by the disclosure requirements for executive compensation in Item 402(c) of Regulation S-K (the “Executive Officers”), in each fiscal quarter, unless otherwise determined by the Board (the “Performance Period”), based on a performance metric to be designated by the Board and on the number of bonus sharing units, or points, allocated to each participant in accordance with the terms of the Plan (the “Bonus Units”).  The purpose of the Plan is to increase shareholder value and the success of the Company by (a) aligning the compensation of executive management to key financial drivers, (b) increasing the competitiveness of executive pay without increasing fixed costs, making bonus payments contingent upon organizational success, and (c) creating internal consistency and standard guidelines among the executive peer group.

For each Performance Period, the Board, in its sole discretion, shall designate (a) the performance metric, (b) the aggregate number of participants, which will be the Executive Officers and the members of the Company’s senior management designated for participation in the Plan, or a range in the number of participants, to be included under the Plan, (c) the aggregate number of Bonus Units, or a range of Bonus Units, to be administered under the Plan, and (d) the specific number of Bonus Units to be allocated to each of the Executive Officers.  The Board may, in its sole discretion, make or modify any of these determinations at any time up to the date the bonus amount under this Plan is paid to participants for a particular Performance Period.

For each Performance Period, the Company’s CEO and/or COO shall designate (a) the specific non-Executive Officer employees who will be participants, and (b) the specific number of Bonus Units to be allocated to each of the non-Executive Officer employees, provided that the total number of participants and Bonus Units will be equal to the aggregate number or range set by the Board.  Subject to the Board’s discretion, the Chief Executive Officer and Chief Operating Officer may make or modify any of these determinations at any time up to the date the bonus amount under this Plan is paid to participants for a particular Performance Period.

Pursuant to the Plan, payments of the bonus amounts will be made in cash. At the end of each Performance Period, the Company’s Chief Financial Officer will calculate the bonus amount payable to each participant, which is the performance metric multiplied by the participant’s Bonus Units and divided by the sum of all Bonus Units held by all participants at the end of such Performance Period.  The Plan became effective on October 1, 2008 and the First Performance Period ran from October 1, 2008 through December 31, 2008, with Bonus Units and bonus amounts associated with that and subsequent Performance Periods to be determined thereafter. As of March 31, 2009, the Company accrued bonus amount of $0.1 million and had not paid out any cash bonuses under the Plan.

Equity-Based Incentives

The Compensation Committee and Board strongly believe that it is important for key employees who have primary responsibility for the management, growth, and future success of its company to have significant equity ownership interest in the Company and to have the potential to gain financially from the Company’s stock price increases.  The interests of shareholders, executives and employees should thereby be more closely aligned.  The Compensation Committee and Board seek to provide such ownership interest to executives and key employees by grants of RSUs or grants of options to purchase shares of the Company’s common stock in the future at a price equal to fair market value at the date of grant.  The Board determines the amounts of long-term incentive awards after considering cost and dilution impact, market trends relating to long-term incentive compensation, the individual’s position with the Company, remaining availability under its stock option plans and other any other factors it deems relevant.  The Company believes the term and vesting schedule of its stock options and RSUs provide additional incentive to management to focus on long-term growth and market performance of its stock.

Under the Company’s stock option plans, shares of its common stock may be purchased at the option grant price.  All grants must be exercised according to the provisions of the Company’s stock option plans.  All outstanding options expire on the earlier of ten years after the date of grant or 90 days after an option holder’s termination of service with the Company.

Change in Control Provisions

As further described under “Employment Agreements,” in the event of a change in control (as defined) the Company’s executive officers are entitled to specified percentages of their annual base salaries then in effect and the immediate vesting in all of their outstanding unvested stock options, RSUs, or other equity compensation.  The change in control provisions in these agreements are designed to offer protection to these employees to recognize their many years of commitment to the Company and its continuing success.

Other Benefits

The Company provides standard employee benefits to all of its employees.  Benefits available to executive and non-executive employees include health insurance, vacation, disability insurance, life insurance and participation in its 401(k) plan and employee stock option and RSU programs.  The Company does not offer any supplemental executive health and welfare or retirement programs, or provide any other supplemental benefits or perquisites, to its executives.

Impact of Tax and Accounting on Compensation Decisions

Section 162(m) of the Code limits the deductibility of compensation paid to certain executive officers in excess of $1 million unless the compensation is performance based.  When determining amounts of equity grants to executives and employees under the Company’s equity incentive program, the Compensation Committee considers the compensation charges associated with the grants.  Beginning on April 1, 2006, the Company began accounting for share-based compensation in accordance with the requirements of SFAS No. 123(R).  Under SFAS No. 123(R), grants of stock options result in compensation expense equal to the fair value of the options, which is calculated using a Black-Scholes-Merton option pricing model.  The fair value of restricted stock units is equivalent to the market price of the Company’s common stock on the grant date.  The expense is recognized over the option vesting period.

Chief Executive Officer Compensation

Mr. Habiger’s compensation as CEO for fiscal year 2009 was established by the Board in accordance with the guidelines described in this Annual Report.  For fiscal year 2009, Mr. Habiger’s base salary was $350,000. Mr. Habiger’s base salary represented approximately 56% of his total compensation during fiscal year 2009.  For information regarding Mr. Habiger’s salary see Item 11. “Summary Compensation” table included in this Annual Report.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis contained herein with the Company’s management and, based on the review and discussion, has recommended to its Board that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee
Robert M. Greber, Chairman
R. Warren Langley
Peter J. Marguglio

Summary Compensation

The following table shows for the fiscal years ended March 31, 2009, 2008 and 2007, compensation awarded to, paid to, or earned by, the Company’s “principal executive officer,” “principal financial officer” and other executive officers (collectively, the “Named Executive Officers”):

*Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
David C. Habiger,	2009	354,000	-	-	270,698	-	5,700	630,398
Chief Executive Officer	2008	350,000	-	-	715	-	12,250	362,965
	2007	350,000	-	-	265,913	-	11,863	627,776

Paul F. Norris	2009	340,175	-	-	157,841	-	5,550	503,565
Executive Vice President,	2008	259,615	50,000	-	50,288	-	7,400	367,303
Acting Chief Financial Officer and General Counsel	2007	250,096	-		-	-	5,784	255,880

A. Clay Leighton(4)	2009	258,112	-	-	163,099	-	6,200	427,411
Chief Operating Officer	2008	300,000	-	-	-	-	18,000	318,000
	2007	300,000	-	-	-	-	11,800	311,800

Mark Ely (5)	2009	386,526	-	-	166,648	-	8,975	562,149
Executive Vice President	2008	300,000	50,000	-	143	-	1,000	351,143
of Strategy	2007	249,670	59,861	-	53,183	-	11,693	374,407

* Other than the individuals listed above, the Company does not have any other executive employees who have received more than $100,000 in compensation, including bonuses and options, during each of the last three fiscal years.

(1)	In addition to salary, the following Named Executive Officers tendered options and received cash payments in fiscal 2009 as follows:

Name	Shares Tendered (#)	Tender Offer Price Per Share ($)	Cash Received ($)
David C. Habiger	400,000	$0.01	$4,000

Paul F. Norris	75,000	0.02	1,500

A. Clay Leighton	100,000	0.02	2,000
	200,000	0.01	2,000

Mark Ely	40,000	0.01	400
	80,000	0.02	1,600
	4,379	0.30	1,314

(2)
Amounts shown in this column reflect the Company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.  The column reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) in accordance with SFAS No. 123(R), and may include amounts for awards granted in and prior to 2009, 2008 and 2007, respectively.  Please refer to Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the compensation cost of the Company’s stock and option awards.

(3)	Consists of matching contributions made by the Company on behalf of the Named Executive Officers to the Company's 401(k) plan.

(4)
In May 2008, Mr. Leighton’s annual salary was reduced by $45,888 as part of a voluntary agreement with the Company in connection with repriced stock options due to the Company’s stock option review during fiscal 2008.  In January 2009, the agreement was satisfied in full.

(5)
In addition to salary, Mr. Ely received $82,938 in form of RSUs.  The grant date fair value of the RSUs was determined by using the closing price of the Company’s common stock as of the day of release.  Mr. Ely’s grant of RSUs vests 12.5% every six months for four years.

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2009 to the Company’s Named Executive Officers, including cash awards and equity awards. The stock option and RSUs granted to the Company’s Named Executive Officers in fiscal 2009 were granted under the 1998 and 2000 Stock Option Plans.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
David C. Habiger (3)	6/12/2008	-	-	-	-	-	-	375,000	-	$6.89	$975,525
	12/15/2008	-	-	-	-	-	-	300,000	-	1.23	139,350

Paul F. Norris (3)	6/12/2008	-	-	-	-	-	-	144,000	-	6.89	374,602
	12/15/2008	-	-	-	-	-	-	150,000	-	1.23	69,675

A. Clay Leighton (3)	6/12/2008	-	-	-	-	-	-	225,000	-	6.89	585,315
	12/15/2008	-	-	-	-	-	-	200,000	-	1.23	92,900

Mark Ely (4)	6/12/2008	-	-	-	-	-	-	-	50,000	1.20	60,000
	12/15/2008	-	-	-	-	-	-	150,000	-	1.23	69,675

(1)
On September 25, 2008, the Board approved the 2008 Executive Bonus Plan (“Plan”).  Pursuant to the Plan, payments for bonus amounts will be made in cash and the Company’s Chief Financial Officer will calculate the bonus amount payable to each participant at the end of each performance period.  As of March 31, 2009 the Company accrued bonus amount of $0.1 million and had not paid out any cash bonuses for the Named Executive Officers during fiscal 2009.

(2)
Reflects the grant date fair value of each equity award computed in accordance with SFAS No. 123(R).  Please refer to Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the compensation cost of the Company’s stock and option awards.

(3)
Grants on June 12, 2008 have three year vesting beginning on the date of grant date.  Grants on December 15, 2008 vest monthly over four years beginning on the date of grant.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

(4)
Mr. Ely’s grant of RSUs on June 12, 2008 vests 12.5% every six months for four years after the vesting commencement date and December 15, 2008 stock option grant vests monthly over four years beginning on the date of grant.  The grant date fair value of the RSUs was determined by using the closing price of the Company’s common stock as of close on March 31, 2009.  All options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about unexercised options and RSUs that have not vested for each of the Company’s Named Executive Officers for the fiscal year ended March 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Not Vested (#)	Maket Value of Shares or Units Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David C. Habiger	93,750	281,250	(1)	-	6.89	6/12/18	-	-		-	-
	18,750	281,250	(2)	-	1.23	12/15/18	-	-		-	-

Paul F. Norris	36,000	108,000	(1)	-	6.89	6/12/18	-	-		-	-
	9,375	140,625	(2)	-	1.23	12/15/18	-	-		-	-
	-	-		-	-	-	7,000	8,400	(3)	-	-

A. Clay Leighton	66,392	-	(4)	-	1.17	10/25/11
	12,500	187,500	(2)	-	1.23	12/15/18	-	-		-	-
	51,940	-	(4)	-	3.97	3/11/13
	56,250	168,750	(1)	-	6.89	6/12/18	-	-		-	-
	36,608	-	(4)	-	1.17	10/25/11
	20,000	-	(5)	-	1.12	7/12/11
	48,060	-	(4)	-	6.33	3/11/13

Mark Ely	7,500	-	(2)	-	3.97	3/11/13
	9,375	140,625	(2)	-	1.23	12/15/18	-	-		-	-
							31,250	37,500	(3)	-	-

(1)
Unvested options vest in equal installments monthly for three years beginning on the date of grant date and expire in ten years.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

(2)
Unvested options vest in equal installments monthly for four years beginning on the date of grant and expire in ten years.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

(3)
RSU valuation was determined by multiplying the total number of shares by $1.20, the closing price of the Company’s common stock on March 31, 2009.  RSUs vest 12.5% every six months for four years after the vesting commencement date.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

(4)
Unvested options vest in equal installments monthly for three years beginning on the date of grant and expire in ten years.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

(5)
Unvested options vest in equal installments monthly for one year beginning on the date of grant.  All of the options granted are subject to change of control vesting per the employment agreement for the Named Executive Officers.

Options Exercised

The following provides information for each of the Company’s Named Executive Officers, the amounts received upon exercise of options and the vesting of RSUs, during the fiscal year ended March 31, 2009

	Option Awards		Stock Vested
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David C. Habiger	-	-	-	-

Paul F. Norris	-	-	7,000	8,400

A. Clay Leighton	-	-	-	-

Mark Ely	-	-	18,750	22,500

(1)	RSU valuation was determined by multiplying the total number of shares by $1.20, the closing price of the Company’s common stock on March 31, 2009.

There were no stock options exercised during the fiscal year ended March 31, 2009 by the Named Executive Officers in the Summary Compensation Table.

Employment Agreements

On January 23, 2007, the Company’s Board approved Executive Employment Agreements for David C. Habiger, A. Clay Leighton, and Mark Ely.  Effective February 26, 2008, the Company’s Board approved an Executive Employment Agreement for Paul F. Norris.  The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year end, are described in detail in the section entitled “Potential Payments upon Termination or Change in Control” below.

The Executive Employment Agreement for Mr. Habiger, the Company’s President and Chief Executive Officer (the “Habiger Agreement”), provides for a base salary of $350,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Habiger Agreement provides that (i) if Mr. Habiger’s employment is terminated without Cause or if Mr. Habiger terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Habiger equal to 175% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Habiger’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 175% of his annual base salary at the level in effect at the time of the Change in Control.

The Executive Employment Agreement for Mr. Norris, the Company’s Executive Vice President, Acting Chief Financial Officer and General Counsel (the “Norris Agreement”), provides for a base salary of $300,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Norris Agreement provides that (i) if Mr. Norris’s employment is terminated without Cause or if Mr. Norris terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Norris’s outstanding unvested stock options, restricted stock units and other equity compensation will immediately vest in full and the Company will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

The Executive Employment Agreement for Mr. Leighton, the Company’s Chief Operating Officer (the “Leighton Agreement”), provides for a base salary of $300,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Leighton Agreement provides that (i) if Mr. Leighton’s employment is terminated without Cause or if Mr. Leighton terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Leighton equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Leighton’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

The Executive Employment Agreement for Mr. Ely, the Company’s Executive Vice President of Strategy (the “Ely Agreement”), provides for a base salary of $300,000 and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Ely Agreement provides that (i) if Mr. Ely’s employment is terminated without Cause or if Mr. Ely terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Ely equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Ely’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

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

Potential Payments upon Termination or Change in Control

The following table summarizes the Company’s estimated cost of severance payments had the executive’s employment terminated without cause or if he had terminated his employment for good reason as of March 31, 2009:

		Potential Payments Upon:
		Involuntary Termination		Voluntary Termination
		Other Than For Cause		for Good Reason
		Prior to Change in	Change of Control	Prior to Change in	Change of Control
Name	Type of Benefit	Control ($)	($)	Control ($)	($)
David C. Habiger	Cash Severance Payments	613	613	613	613
	Vesting Acceleration (1)	-	-	-	-
	Total Termination Benefits:	613	613	613	613

Paul F. Norris	Cash Severance Payments	300	300	300	300
	Vesting Acceleration (1)	-	8	-	8
	Total Termination Benefits:	300	308	300	308

A. Clay Leighton	Cash Severance Payments	300	300	300	300
	Vesting Acceleration (1)	-	-	-	-
	Total Termination Benefits:	300	300	300	300

Mark Ely	Cash Severance Payments	300	300	300	300
	Vesting Acceleration (1)	-	38	-	38
	Total Termination Benefits:	300	338	300	338

(1)
Reflects the aggregate market value of unvested option grants and or RSUs with exercise prices less than or equal to $1.20 (“in-the-money options”).  For unvested in-the-money option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested in-the-money options at March 31, 2009, by (ii) the difference between $1.20 and the exercise price of such in-the-money option.  RSU valuation was determined by multiplying the total number of shares by $1.20, the closing price of the Company’s common stock on March 31, 2009.  Does not reflect any market value for options with exercise prices in excess of $1.20.

Director Compensation

On January 23, 2007, the Company’s Board approved the Board of Directors Compensation Policy (the “Policy”). Pursuant to the Policy, the Board shall review the annual compensation targets, including cash compensation target percentage, at each annual meeting of the Board for the “independent” Board members (each, an “Outside Director” and each Outside Director who serves as chairman of either the Board or a standing committee of the Board (each, a “Chairman”).  At the June 12, 2008 annual Board meeting, the Board reviewed the Policy, and after considering survey information regarding industry practices and other factors, approved amendments to the Policy providing for an annual compensation target of $120,000 for each Board member and for each such member serving as chairman of the Board or one of its standing committees, an annual compensation target equal to 125% of the annual compensation target for the non-chairman members.  Under the revised Policy, the annual compensation target for all members is to be paid in equal parts cash and equity compensation, provided that in the event the annual organizational meeting of the Board is scheduled later than October 1 in any year, then, in light of the inability to calculate the next year’s annual equity compensation target percentage as contemplated under the Policy until such meeting is held, the Policy provides that effective on October 1 of that year the equity compensation target percentage shall be shall be reduced to 0% and the cash compensation target percentage shall be increased to 100%, each until the occurrence of such annual organizational meeting.

In addition, the Company’s Board and Compensation Committee (excluding Mr. Doris and Ms. Sauer) considered the current exceptional level of involvement of Mr. Doris and Ms. Sauer in providing strategic guidance to the Company’s executive officers and management team as well as the standard level of director compensation provided pursuant to the Board Compensation Policy and determined that Mr. Doris shall receive additional cash compensation at the rate of $37,500 per quarter and Ms. Sauer shall receive additional cash compensation at the rate of $20,000 per quarter, until such time as either Mr. Doris or Ms. Sauer report that they are no longer providing such extra involvement, or until such time as the Board directs otherwise.

The following table sets forth information for the fiscal year ended March 31, 2009 regarding compensation of the Company’s non-employee directors:

Name	Fees Earned or Paid in Cash ($) (1)		Option Awards ($) (2)		Total ($)
Robert J. Doris (3)	114,134	(4)	97,622	(6)	211,756
Mary C. Sauer (3)	79,653	(5)	78,223	(7)	157,876
Robert M. Greber	70,762		21,976	(8)	92,738
Peter J. Marguglio	67,534		17,581	(9)	85,115
R. Warren Langley	68,022		17,581	(10)	85,603

(1)	In addition to salary, the following Directors tendered options and received cash payments in fiscal 2009:

Name	Shares Tendered (#)	Tender Offer Price Per Share ($)	Cash Received ($)
Robert J. Doris	157,790	$0.06	$9,467
	332,738	0.02	6,655

Mary C. Sauer	67,790	0.06	4,067
	152,738	0.02	3,055

Robert M. Greber	25,000	0.06	1,500
	52,500	0.02	1,050

Peter J. Marguglio	24,000	0.06	1,440
	42,000	0.02	840

R. Warren Langley	24,000	0.06	1,440
	42,000	0.02	840

(2)
Amounts shown in this column reflect the Company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards.  The column reflects the dollar amount recognized for financial statement reporting purposes disregarding an estimate of forfeitures related to service-based vesting conditions in accordance with SFAS No 123(R),  Please refer to Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report for the relevant assumptions used to determine the compensation cost of the Company’s stock and option awards.

(3)
In lieu of the outside Directors Compensation Policy, Mr. Doris and Ms. Sauer received the above amounts in consideration of their providing advisory services to the Company’s executives.  Also includes matching contributions made by the Company on behalf of Mr. Doris and Ms. Sauer to the Company's 401(k) plan.

(4)
In May 2008, Mr. Doris’s compensation was reduced by $45,888 as part of a voluntary agreement with the Company in connection with repriced stock options due to the Company’s stock option review during fiscal 2008.  The agreement will be satisfied in full on May 31, 2009.

(5)
In May 2008, Ms. Sauer’s compensation was reduced by $31,324 as part of a voluntary agreement with the Company in connection with repriced stock options due to the Company’s stock option review during fiscal 2008.  The agreement will be satisfied in full on May 31, 2009.

(6)	As of March 31, 2009, Mr. Doris held options to purchase an aggregate of 755,447 of the Company’s Common Stock and held unvested options of 65,325.

(7)	As of March 31, 2009, Ms. Sauer held options to purchase an aggregate of 458,297 of the Company’s Common Stock and held unvested options of 52,275.

(8)	As of March 31, 2009, Mr. Greber held options to purchase an aggregate of 163,475 of the Company’s Common Stock, and held unvested options of 65,325.

(9)	As of March 31, 2009, Mr. Marguglio held options to purchase an aggregate of 118,825 of the Company’s Common Stock, and held unvested options of 52,275.

(10)	As of March 31, 2009, Mr. Langley held options to purchase an aggregate of 112,825 of the Company’s Common Stock, and held unvested options of 52,275.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding beneficial ownership of the common stock as of May 28, 2009 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, (ii) by each of its directors, (iii) by each of its Named Executive Officers, and (iv) by all directors and executive officers as a group.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (2)
Barclays Global Investors, NA (3) 45 Freemont Street San Francisco, CA 94105	1,722,855	6.47%

Harvest Capital Strategies LLC (4) 600 Montgomery Street, Suite 1100 San Francisco, CA 94111	1,421,568	5.34%

Royce and Associates (5) 1414 Avenue of the Americas New York, NY 10019	1,488,600	5.59%

William Blair & Company, L.L.C. (6) 222 W Adams Chicago, IL 60606	3,414,209	12.83%

Waddell & Reed Financial, Inc. (7) Waddell & Reed Financial Services, Inc. Waddel & Reed, Inc. Waddell & Reed Investment Management Company Ivy Investment Company 6300 Lamar Avenue Overland Park, KS 66202	2,318,542	8.71%

Directors and Officers
Robert J. Doris (8)	2,834,998	10.65%
Mary C. Sauer (9)	2,834,938	10.65%
Peter Marguglio (10)	477,393	1.79%
Robert M. Greber (11)	132,550	*
R. Warren Langley (12)	92,100	*
David C. Habiger (13)	188,167	*
A. Clay Leighton (14)	442,917	1.66%
Mark Ely (15)	95,435	*
Paul Norris (16)	118,245	*
All directors and executive officers as a group (9 persons)	7,216,743	27.11%

*	Less than 1%.

[1]	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 101 Rowland Way, Suite 110, Novato, CA 94945.

[2]
Table is based upon information supplied by directors, officers and principal shareholders.  Applicable percentage ownership for each shareholder is based on 26,615,868 shares of common stock outstanding as of May 27, 2009, together with applicable options for such shareholders.  Beneficial ownership is determined in accordance with Securities Exchange Commission ("SEC") rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person.

[3]	The information is based solely on Schedule 13G filed with the SEC by Barclays Global Investors, NA, on December 31, 2008.

[4]	The information is based solely on Schedule 13G filed with the SEC by Harvest Capital Strategies, LLC on December 31, 2008.

[5]	The information is based solely on Schedule 13G filed with the SEC by Royce and Associates on December 31, 2008.

[6]	The information is based solely on Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on December 31, 2008.

[7]	The information is based solely on Schedule 13G filed with the SEC by Waddell & Reed, Inc. on December 31, 2008.

[8]
Includes 720,531 shares owned by Mr. Doris, 179,066 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009, 1,609,029 owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004, 217,995 shares owned by Ms. Sauer, and 108,377 shares issuable upon exercise of Ms. Sauer's options which will be exercisable within 60 days of May 27, 2009.  The revocable trust established by Robert Doris and Mary Sauer, husband and wife.  Each of Mr. Doris and Ms. Sauer are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.  Both Mr. Doris and Ms. Sauer disclaims beneficial ownership of the shares and options owned by the other.

[9]
Includes 217,995 shares owned by Ms. Sauer, 108,377 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009, 1,609,029 owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004, 720,531 shares owned by Mr. Doris, and 179,006 shares issuable upon exercise of Mr. Doris's options which will be exercisable within 60 days of May 27, 2009.  The revocable trust established by Robert Doris and Mary Sauer, husband and wife.  Each of Mr. Doris and Ms. Sauer are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.  Both Ms. Sauer and Mr. Doris disclaims beneficial ownership of the shares and options owned by the other.

[10]	Includes 193,443 shares owned by Mr. Marguglio, and 136,100 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[11]
Includes 10,000 shares owned by Mr. Greber, 12,500 shares owned directly by a trust whose sole trustee and beneficary is Mr. Greber's will and 110,050 issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[12]	Includes 92,100 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[13]	Includes 9,000 shares owned by Mr. Habiger and 179,167 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[14]	Includes 109,500 shares owned by Mr. Leighton and 333,417 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[15]
Includes 41,060 shares owned by Mr. Ely, 25,000 unvested RSUs which will vest every six months and 29,375 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

[16]
Includes 39,120 shares owned by Mr. Norris, 5,250 unvested RSUs which will vest every six months and 73,875 shares issuable upon exercise of options which will be exercisable within 60 days of May 27, 2009.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The Company has agreed to indemnify each of its directors and executive officers to the fullest extent permitted by California law.  All transactions between the Company and its officers, directors, principal stockholders and affiliates have been and will be approved by a majority of its Board, including a majority of the disinterested, non-employee directors, and have been or will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance-Director Independence” included in this Annual Report.

Item 14.  Principal Accounting Fees and Services

BDO Seidman, LLP performed services for the Company in fiscal years 2009, 2008 and 2007 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid or payable to BDO Seidman, LLP in fiscal years 2009, 2008 and 2007 were as follows (in thousands):

	March 31,
	2009	2008	2007

Audit fees (1)	$1,124	$1,050	$1,524
Audit related fees (2)	130	1,963	102
Total fees	$1,254	$3,013	$1,626

(1)
Audit fees are fees related to professional services rendered by BDO Seidman, LLP in connection with the audit of the Company’s financial statements and its internal controls over financial reporting, the reviews of its interim financial statements included in each of its quarterly reports on Form 10-Q and international statutory audits.

(2)
Audit-related fees are for assurance and related services, including stock option review and review of other SEC filings by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Pre-Approval Policy

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by BDO Seidman, LLP must be approved in advance by the Company’s Audit Committee to assure that such services do not impair the auditors’ independence from the Company.  In accordance with its pre-approval policies and procedures, the Company’s Audit Committee pre-approved all audit and non-audit services prior to them being performed by BDO Seidman, LLP during the fiscal year ended March 31, 2009.

PART IV

 Item 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

See Item 8 included in this Annual Report.

(a)	2. Financial Statements Schedule.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)           3. Exhibits:

Exhibit	Note	Title
No.
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(7)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
10.1	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.2	(13)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.3	(12)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.4	(12)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.5	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.6	(1)	Form of Indemnity Agreement
10.7	(3)	1998 Stock Option Plan (compensatory plan)
10.8	(9)	Sonic Solutions 2004 Equity Compensation Plan
10.9	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.10	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.11	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.12	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.13	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Stock Incentive Plan
10.15	(14)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.16	(15)	Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006
10.17	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger
10.18	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton
10.19	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely
10.20	(17)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris
10.21	(18)	Board of Directors Compensation Policy, effective as of June 12, 2008
21.1	*	List of subsidiaries
23.1	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.

(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.

(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.

(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.

(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.

(7)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.

(8)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.

(9)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.

(10)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(11)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.

(12)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(13)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.

(14)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.

(16)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.

(17)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.

(18)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2008.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE
SONIC SOLUTIONS
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2009, 2008 and 2007
(In thousands)

Sales discounts, returns and allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset otherwise they are recorded in accrued expenses and other current liabilities.  At March 31, 2009, 2008 and 2007, $1,874, $3,720 and $1,862, respectively, were offset against accounts receivable.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended March 31, 2009	$181	$77	$-	$(60)	$198
Year ended March 31, 2008	664	(228)	-	(255)	181
Year ended March 31, 2007	1,243	39	.	(618)	664

Sales discounts, returns and allowances
Year ended March 31, 2009	6,629	-	11,169	(13,542)	4,256
Year ended March 31, 2008	4,114	-	16,937	(14,422)	6,629
Year ended March 31, 2007	3,992	(49)	16,797	(16,626)	4,114

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on May 29, 2009.

SONIC SOLUTIONS

By:	/s/ David C. Habiger

David C. Habiger President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David C. Habiger	President and Chief Executive Officer	29-May-09
David C. Habiger	(Principal Executive Officer)
/s/ Robert J. Doris	Director	29-May-09
Robert J. Doris
/s/ Robert M. Greber	Director	29-May-09
Robert M. Greber
/s/ Peter J. Marguglio	Director	29-May-09
Peter J. Marguglio
/s/ R. Warren Langley	Director	29-May-09
R. Warren Langley
/s/ Mary C. Sauer	Director & Secretary	29-May-09
Mary C. Sauer
/s/ Paul F. Norris	Executive Vice President, Acting Chief	29-May-09
Paul F. Norris	Financial Officer and General Counsel (Principal Financial/Accounting Officer)