Form 10-Q
period 2009-06-30
SONIC SOLUTIONS/CA/
filed 2009-08-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 3, 2009
Common stock, no par value per share	26,628,494

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Consolidated Balance Sheet
(in thousands, except share data)

	2009
	June 30	March 31
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,983	$19,408
Restricted cash and cash equivalents	-	456
Accounts receivable, net of allowances of $3,248 and $2,072 at June 30, 2009 and March 31, 2009, respectively	11,664	14,874
Inventory	1,096	1,086
Prepaid expenses and other current assets	3,707	4,504
Deferred tax benefits	41	41
Total current assets	40,491	40,369
Fixed assets, net	2,357	2,851
Purchased and internally developed software costs, net	380	448
Goodwill	4,628	4,628
Acquired intangibles, net	16,442	16,556
Deferred tax benefits, net of current portion	34	21
Other assets	1,948	1,864
Total assets	$66,280	$66,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,048	$5,042
Accrued expenses and other current liabilities	26,306	27,026
Deferred revenue	7,232	6,875
Capital leases	133	130
Total current liabilities	39,719	39,073
Other long term liabilities	768	724
Deferred revenue, net of current portion	225	135
Capital leases, net of current portion	129	161
Total liabilities	40,841	40,093
Commitments and contingencies (Note 6)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,628,494 and 26,593,647 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	163,727	163,121
Accumulated deficit	(136,908)	(135,076)
Accumulated other comprehensive loss	(1,380)	(1,401)
Total shareholders' equity	25,439	26,644
Total liabilities and shareholders' equity	$66,280	$66,737

See accompanying Notes to Consolidated Financial Statements.

Sonic Solutions
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Net revenue	$25,527	$30,114
Cost of revenue	7,885	7,706
Gross profit	17,642	22,408

Operating expenses:
Marketing and sales	6,754	9,800
Research and development	7,114	11,680
General and administrative	4,752	6,721
Restructuring	520	1,275
Total operating expenses	19,140	29,476
Operating loss	(1,498)	(7,068)
Interest income	41	279
Interest expense	(10)	(315)
Other income (expense), net	120	(97)
Loss before income taxes	(1,347)	(7,201)
Provision for (benefit of) income taxes	484	(3,561)
Net loss	$(1,831)	$(3,640)

Net loss per share:
Basic and Diluted	$(0.07)	$(0.14)

Shares used in computing net loss per share:
Basic and Diluted	26,611	26,443

See accompanying Notes to Consolidated Financial Statements.

Sonic Solutions
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,831)	$(3,640)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	659	1,807
Deferred taxes	(13)	(71)
Provision for returns and doubtful accounts, net of write-offs and recoveries	17	(1,672)
Loss on disposition of asset	20	-
Share-based compensation	580	521
Decrease in restricted cash	456	(1)
Changes in operating assets and liabilities, net:
Accounts receivable	3,192	2,916
Unbilled receivables	-	136
Inventory	(10)	390
Prepaid expenses and other current assets	797	(2,123)
Other assets	(84)	(155)
Accounts payable	1,006	517
Accrued liabilities	(548)	(2,465)
Deferred revenue	447	165
Net cash provided by (used in) operating activities	4,688	(3,675)

Cash flows from investing activities:
Purchase of fixed assets	(75)	(440)
Additions of intangibles	(24)	(31)
Redemption of short term instruments	-	150
Acquisition of Simple Star	-	(5,046)
Net cash used in investing activities	(99)	(5,367)

Cash flows from financing activities:
Proceeds from exercise of common stock options	16	55
Principal payments on capital leases	(29)	-
Net cash provided by (used in) financing activities	(13)	55

Effect of exchange rate changes on cash and cash equivalents	(1)	(45)
Net increase (decrease) in cash and cash equivalents	4,575	(9,032)
Cash and cash equivalents, beginning of period	19,408	61,955
Cash and cash equivalents, end of period	$23,983	$52,923

Supplemental disclosure of cash flow information:
Interest paid	$10	$344
Income taxes paid	$365	$422

Supplemental disclosure of non-cash transactions:
Asset write-off due to restructuring activities	$110	$-

See accompanying Notes to Consolidated Financial Statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at June 30, 2009 and the results of operations and cash flows for the three months ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated balance sheet as of March 31, 2009 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the SEC on June 1, 2009 (the “Fiscal 2009 Form 10-K”).

Certain amounts in the prior period have been reclassified to conform to the current presentation.  The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported.  Unless otherwise indicated, all dollar amounts are in thousands except share and per share data.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification ("ASC") as the single source of authoritative nongovernmental GAAP, to be launched on July 1, 2009.  The ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative.  The ASC is effective for interim and annual periods ending after September 15, 2009.  The Company has voluntarily included the ASC numbering system prescribed by FASB in this quarterly filing for fiscal 2010 to aid investors during the transition.  For example, FASB Interpretation (“FIN”) No. 48 will be listed as: FIN No. 48 (“ASC 704-10-05 et seq.”).  For the second quarter ended September 30, 2009 and remaining 2010 fiscal year the Company will disclose the ASC prescribed references on a primary basis.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting polices during the three months ended June 30, 2009 compared to the significant accounting policies described in the Company’s Fiscal 2009 Form 10-K.

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

On an ongoing basis, the Company evaluates estimates used.  The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition
•	Allowances for sales returns and doubtful accounts
•	Share-based compensation
•	Valuation of acquired businesses, assets and liabilities

•	Goodwill, intangible assets and other long-lived assets
•	Accrued liabilities
•	Contingencies
•	Income tax and deferred tax asset valuation

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact or have impacted the Company’s accounting, reporting, and/or disclosure of financial information.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:  (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly (“FSP No. 157-4”) (“ASC 820-10-65 et seq.”), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements; (ii) FSP No. 107-1 and Accounting Principles Board Opinions (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”) (“ASC 825-10-65 et seq.”), enhances consistency in financial reporting by increasing the frequency of fair value disclosures; and (iii) FSP No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”) (“ASC 320-10-65 et seq.”), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.   FSP No. 157-4, FSP No. 107-1 and FSP No. 115-2 are effective for interim and annual periods ending after June 15, 2009.  All three FSPs must be adopted in conjunction with each other.  The Company has adopted all three FSP’s for the period ended June 30, 2009.  The adoption of these FSPs had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies (“FSP No. 141(R)-1”) (“ASC 805-20-25 et seq.”).  FSP No. 141(R)-1 amends and clarifies SFAS No. 141(R) (“ASC 805-10-10 et seq.”), Business Combinations, to address application issues raised by preparer, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in business combination.  FSP No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FSP 141(R)-1 on the Company’s consolidated financial position, results of operations and cash flows will be dependent upon the nature, term and the size of the acquired contingencies.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) (“ASC 855-10-05 et seq.”).  SFAS No. 165 establishes standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued.  SFAS No. 165 introduces the concept of financial statements being “available to be issued.”  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted SFAS No. 165 for the period ended June 30, 2009.  The adoption of SFAS No. 165 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - FAIR VALUE MEASUREMENTS

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157 (“ASC 820-10-05 et. seq.”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s financial assets measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$18,257	$18,257
Total	$18,257	$18,257
(1) Included in "Cash and cash equivalents" in the Balance Sheet.

The Company has direct investments in privately-held companies as of June 30, 2009 with a carrying value of $0.7 million included in Other Assets.  The Company’s direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment.  If the Company determines that an other-than-temporary impairment has occurred, it writes down the investment to its fair value.  The Company estimates fair value of its cost method investments considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and other readily available market data.

NOTE 4 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The components of all intangible assets, including goodwill, consist of (in thousands):

		June 30, 2009			March 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$4,628	-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,553	(3,173)	380	3,456	(3,009)	447
Internally developed software	3	-	-	-	33	(33)	-
Acquired technology	3-6	14,520	(14,245)	275	14,520	(14,210)	310
Customer lists	2-15	16,870	(14,805)	2,065	16,870	(14,728)	2,142
Trademarks	3	250	(248)	2	250	(247)	3
Trademark/Brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$53,921	$(32,471)	$21,450	$53,857	$(32,227)	$21,630

The acquired intangibles are amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization of acquired intangibles was $0.1 million and $1.2 million in the first quarters of fiscal 2009 and 2008, respectively.

The future annual amortization expense of these acquired amortizable intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2010 (remaining nine months)	$267
2011	392
2012	325
2013	210
2014	245
Thereafter	903
$2,342

The following table presents the activity of goodwill and other acquired intangibles during the period from March 31, 2009 to June 30, 2009 (in thousands):

	March 31, 2009				June 30, 2009
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$-	-	$-	$4,628
Purchased software	447	24	-	(91)	380
Acquired technology	310	-	-	(35)	275
Customer lists/contracts	2,142	-	-	(77)	2,065
Trademarks	3	-	-	(1)	2
Trademarks/brand name	14,100	-	-	-	14,100
	$21,630	$24	$-	$(204)	$21,450

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2009
Liabilities	June 30	March 31
Commissions payable	$535	$461
Accrued compensation and benefits	2,975	3,042
Accrued professional services	1,499	1,901
Accrued marketing costs	893	686
Accrued sales returns and discounts	1,919	2,382
Accrued royalties	3,907	3,137
Accrued restructuring costs	1,087	918
Income tax liabilities	3,142	2,686
Other tax liabilities	8,573	8,775
Accrued other expense	1,776	3,038
Total accrued expenses and other current liabilities	$26,306	$27,026

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases.  Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases was approximately $1.3 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases(1)	Total Lease Obligations
2010 (remaining nine months)	$3,434	$101	$3,535
2011	3,285	119	3,404
2012	862	28	890
2013	388	-	388
2014	58	-	58
	$8,027	$248	$8,275
(1) Capital lease amounts include principal and interest.

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

In addition to the derivative actions, two putative shareholder class actions have been filed against the Company and various of its executive officers and directors.  On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased its shares between October 4, 2002 and May 17, 2007.  On March 21, 2008, plaintiffs filed a consolidated amended complaint against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint.  This action alleges various violations of the Exchange Act and the rules thereunder, and is based on substantially similar factual allegations and claims as in the derivative actions.  On June 27, 2008, defendants filed a motion to dismiss the consolidated amended complaint.  On September 4, 2008, this action was reassigned to the judge presiding over the Wilder v. Doris action.  Upon the reassignment, the court directed defendants to refile the motion to dismiss.  Defendants refiled their motion to dismiss on November 25, 2008.    Defendants’ motion was heard on February 26, 2009.  On April 6, 2009, the judge issued an order granting in part and denying in part defendants’ motion to dismiss, with leave to amend.  On May 8, 2009, plaintiffs filed a first amended class action complaint.  This complaint alleges violations of §§ 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act.  In July 2009, the parties reached an agreement in principle to settle this action and are currently working on documenting the settlement.  In light of this agreement, the parties further agreed to continue the time for defendants to respond to the first amended class action complaint.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007.  This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits. The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend.  On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserts additional claims under the California Corporations Code.  The court sustained the Company’s demurrers to the amended complaint, without leave to amend in part and with leave to amend in part.  Plaintiff did not file an amended complaint.  Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants.  On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment.  On July 14, 2009, the Court of Appeal held oral argument and took plaintiff’s appeal under submission.

The Company maintains Directors and Officers (“D&O”) liability insurance, which has covered, to date, the legal fees and costs associated with the above legal actions.  During fiscal 2010, the Company’s D&O insurance paid legal fees and costs totaling $0.4 million.

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

Other

In the normal course of business, the Company enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of June 30, 2009 were approximately $1.6 million.  The purchase commitments are related to contracts with royalty fees related to the Company’s Roxio Consumer products and CinemaNow.

During the first quarter of fiscal 2010, the Company paid approximately $1.0 million related to the Simple Star acquisition holdback.  For additional information related to acquisition holdbacks see Note 7 – “Acquisitions” to the Company’s Fiscal 2009 Form 10-K.

NOTE 7 – SHARE-BASED COMPENSATION

The Company recognizes share-based compensation ratably over the vesting terms of the underlying share-based awards.  Share-based compensation expense for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Marketing and sales	$175	$313
Research and development	83	57
General and administrative	322	151
	$580	$521

NOTE 8 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net loss	$(1,831)	$(3,640)
Other comprehensive loss:
Foreign currency translation losses	20	(48)
Comprehensive loss	$(1,811)	$(3,688)

NOTE 9 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) (“ASC 740-10-05 et seq.”).  The provision for income taxes is calculated using the asset and liability method of accounting.  Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When the Company does not believe realization of a deferred tax asset is likely, it records a valuation allowance.

The projected annual effective tax rate is calculated based on the tax on profitable foreign entities in accordance with FIN No. 18, Accounting for Income Taxes in Interim Periods, an Interpretation of APB No. 28, Interim Financial Reporting (“FIN No. 18”) (“ASC 740-10-05 et seq.”).  The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2010 to be 40.9% and the effective tax rate for the three months ended June 30, 2009 to be (36.1%) compared to (27.1%) for the fiscal year ended March 31, 2009.  This rate differs from the statutory federal rate of 35% primarily due to the tax rate differential on earnings in foreign jurisdictions.  For the quarter ended June 30, 2009, the Company recorded an income tax provision of $0.5 million.

During the quarter ended June 30, 2008, the Company recorded an income tax benefit of $3.6 million. After considering discrete items, the effective tax rate for the three months ended June 30, 2008 was 49.5%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, California research and development tax credits and the tax rate differential in certain foreign jurisdictions.

The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2009.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued at June 30, 2009 is not material. The Company estimates that there will be no material changes in its uncertain tax positions in next 12 months.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2003.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2002.

NOTE 10 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

Significant Customer Information

The following table shows the Company’s significant customers for the three months ended June 30, 2009 and 2008:

	Percent of Total Net Revenues
	Three Months Ended June 30,
Customer	2009	2008
Navarre	22%	13%
Digital River	21%	23%
Hewlett-Packard	14%	9%
Dell	14%	15%

Net Revenues by Segment

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content:  the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.  During the three months ended June 30, 2009, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 88% and 12% of net revenue, respectively.

The following tables show the net revenue attributable to the Company’s two reporting segments, operating results by segment, and revenue by geographic location (in thousands except percentages):

	Three Months Ended June 30,
Net Revenues	2009	2008
Roxio Consumer Products (1)	$22,364	$25,760
Premium Content	3,163	4,354
Total net revenues	$25,527	$30,114

(1)
For presentation purposes, the Company reclassified the Advanced Technology Group (“ATG”) licensing net revenue of $2.0 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $1.8 million to the Premium Content segment and Qflix net revenue of $0.1 million to the Premium Content segment for the three months ended June 30, 2008 to reflect the Company's current reporting business segments.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Operating Income (Losses) by Segment

	Three Months Ended June 30,
Operating income (loss)	2009	2008
Roxio Consumer Products	$6,515	$2,339
Premium Content	(2,779)	20
Unallocated operating expenses	(5,234)	(9,427)
Total operating losses	$(1,498)	$(7,068)

Net Revenue by Geographic Location

	Three Months Ended June 30,
Revenue by region	2009	2008
United States	$19,864	$21,019
Export
Canada	151	443
France	23	296
Germany	647	1,536
United Kingdom	436	545
Europe: Other	706	702
Japan	2,499	4,391
Singapore	622	842
Taiwan	159	77
Other Pacific Rim	236	234
Other International	184	29
Total net revenues	$25,527	$30,114

The Company sells its products to customers categorized geographically by each customer’s country of domicile.  Domestic revenue was 78% of net revenues and international revenue was 22% of net revenues for the three months ended June 30, 2009.

NOTE 11 – RESTRUCTURING

At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  The associated accruals may be adjusted upward or downward upon the occurrence of future triggering event.  Triggering events may include, but are not be limited to, changes in estimated time to sublease, sublease terms, rates, and income.  Due to extended contractual obligations of certain leases and the volatility of commercial real estate markets, the Company could make future adjustments to these accruals.  The following summarizes certain restructuring expenses incurred by the Company (in thousands):

	June 2009		January 2009		October 2008		June 2008
	Restructuring		Restructuring		Restructuring		Restructuring
	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Total
Balances, March 31, 2009	$-	$-	$177	$650	$8	$56	$22	$(3)	$910
Restructure Accrual	272	-	-	-	-	-	-	-	272
Payments	-	-	(201)	(175)	(10)	(19)	-	-	(405)
Impact of exchange rate	-	-	24	8	2	(8)	4	3	33
Adjustments	-	-	-	303	-	-	(26)	-	277
Balances, June 30, 2009	$272	$-	$-	$786	$-	$29	$-	$-	$1,087

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

During the third quarter of fiscal 2009, the Company initiated a restructuring plan to further reorganize and improve its operations, and reduce its workforce.  This plan resulted in a restructuring charge of $1.1 million related to one-time termination benefits, other associated costs and costs related to building and office consolidations.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring of the Company’s workforce and closure of certain leased facilities.  The workforce restructuring reduced worldwide headcount by approximately 75 positions and resulted in a restructuring charge of approximately $1.1 million related to building and office consolidations and associated charges.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets.

During the first quarter of fiscal 2010, the Company also implemented a restructuring plan to reduce its workforce and resulted in a restructuring charge of approximately $0.3 million related to one-time termination benefits.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 4, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, statements regarding:  the market for the Company’s products;  macroeconomic conditions; consumer spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; growing popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report and the “Risk Factors” section of the Fiscal 2009 Form 10-K.  Readers should carefully review the risk factors described in the Fiscal 2009 Form 10-K and in other documents that the Company files from time to time with the SEC.

Overview of Business

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

Premium Content Segment

The Company’s Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  Within this segment, the Professional Products Group reporting unit offers software under the Scenarist, CineVision, and DVDit product names and Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  CinemaNow, also part of this segment, sells rents and distributes premium entertainment content to consumers over the Internet.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, licenses intellectual property, including patents.

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives, capitalizing on evolving trends in the technology industry, including:

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

During fiscal 2009, the Company acquired the assets of Simple Star, Inc., a software products and online service provider, and the assets of CinemaNow, Inc., a privately held online entertainment provider.  The addition of Simple Star, Inc. assets allows the Company to further its initiative to embrace web services as an important part of its consumer business, while the addition of the CinemaNow assets helps expand the Company’s products and services across the entire premium entertainment supply chain, from creation to distribution to consumption.  The Company plans to increase the number of premium content titles available for rental and sell-through, increase the number of titles that are enabled for Qflix burning, and continue to expand the number of CinemaNow relationships it has with PC and CE OEMs and retail partners.

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

Improve Operational Efficiencies and Cash Flow Performance.  Management’s goal for fiscal 2010 is to achieve operational efficiencies and improve cash flow through revenue growth and cost management.  In fiscal 2009, the Company engaged in restructuring activities designed to achieve its efficiency goals, and it will continue to focus on aligning its cost structure and business initiatives.  See “Note 11 – Restructuring” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

Outlook

While the current global economic downturn has resulted in a decline in overall consumer and corporate spending, impacting the Company’s business and financial results in fiscal 2009 and 2010, the Company believes it is well positioned to capitalize on its strong brand, consumer market position, OEM relationships and evolving premium content business models and opportunities.  The Company made significant strategic and financial progress during fiscal 2009 and first quarter of fiscal 2010 to bring costs in line with revenues while positioning the Company for revenue growth and margin improvement.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan and home offices in a number of locations around the world.  In the three months ended June 30, 2009, approximately 78% of net revenue was attributable to domestic sales while 22% of net revenue was attributable to international sales.  In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2009 compared to those described in the Company’s Fiscal 2009 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 and 2008

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the three months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,
	2009	2008
Net revenue	100%	100%
Cost of revenue	31%	26%
Gross profit	69%	74%

Operating expenses:
Marketing and sales	26%	33%
Research and development	28%	39%
General and administrative	19%	22%
Restructuring	2%	4%
Total operating expenses	75%	98%
Operating loss	(6)%	(24)%
Other income	1%	0%
Income (loss) before income taxes	(5)%	(24)%
Provision for (benefit of) income taxes	2%	(12)%
Net loss	(7)%	(12)%

Net Revenue Comparison of Three Months Ended June 30, 2009 and 2008

The Company has reclassified certain revenue information in the prior period financial tables to conform to the reorganization of the Company’s reportable business segments. The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the prior periods presented. The following table is a comparison of net revenues by segment based on the current reporting business segments (in thousands other than percentages):

	Three Months Ended June 30,		2009 to 2008
Net Revenue (1)	2009	2008	Inc (Dec)	% Change
Roxio Consumer Products	$22,364	$25,760	$(3,396)	(13)%
Premium Content	3,163	4,354	(1,191)	(27)%
Total net revenue	$25,527	$30,114	$(4,587)	(15)%

(1)
For presentation purposes, the Company reclassified the ATG licensing net revenue of $2.0 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $1.8 million to the Premium Content segment and Qflix net revenue of $0.1 million to the Premium Content segment for the three months ended June 30, 2008 to reflect the Company's current reporting business segments.

Net revenue decreased to $25.5 million for the three months ended June 30, 2009, from $30.1 million for the three months ended June 30, 2008.  The decrease in net revenue for the three months ended June 30, 2009  included a decrease of $3.4 million or 13% in Roxio Consumer Products and a decrease of $1.2 million or 27% in Premium Content net revenue.  The Company’s Roxio Consumer Products net revenue decreased primarily due to the continued global economic weakness, decreased demand from the OEM bundling channel, and the impact of the timing of a product launch in fiscal 2008 compared to fiscal 2009.  The Company’s Premium Content revenue decreased as the three months ended June 30, 2008 included a one-time license fee of approximately $0.7 million and $1.2 million in revenue from a professional development contract for which there was no corresponding amount during the three months ended June 30, 2009.  The decrease was partly offset by the sale of premium content and services of the acquired CinemaNow business.

The following tables set forth a comparison of net revenues geographically for the fiscal periods ended June 30, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended June 30,
Net Revenues	2009	2008	Inc (Dec)%
United States	$19,864	$21,019	$(1,155)	(5)%
Export
Canada	151	443	(292)	(66)%
France	23	296	(273)	(92)%
Germany	647	1,536	(889)	(58)%
United Kingdom	436	545	(109)	(20)%
Other European	706	702	4	1%
Japan	2,499	4,391	(1,892)	(43)%
Singapore	622	842	(220)	(26)%
Taiwan	159	77	82	106%
Other Pacific Rim	236	234	2	1%
Other International	184	29	155	534%
Net revenues	$25,527	$30,114	$(4,587)	(15)%

Domestic sales accounted for $19.9 million and $21.0 million, or 78% and 70% of net revenue for the three months ended June 30, 2009 and 2008, respectively.  The decrease in domestic sales was primarily due to the continued global economic weakness and was partially offset by sales of premium content and services from the acquired CinemaNow business.

International sales accounted for $5.7 million and $9.1 million, or 22% and 30% of net revenue for the three months ended June 30, 2009 and 2008, respectively.  The decrease in international sales was primarily due to a one-time license fee of approximately $0.7 million and $1.2 million from a Japan professional development arrangement for which there was no corresponding amount during the three months ended June 30, 2009 and decreased sales in the first quarter ended June 30, 2009 from a German-based web store reseller upon the launch of the Company’s own online services offering.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables for the fiscal periods ended June 30, 2009 and 2008, respectively (in percentages):

	% of Total Net Revenues		% of Total Accounts Receivable
	Three Months Ended June 30,		Three Months Ended June 30,
Customer	2009	2008	2009	2008
Navarre	22%	13%	40%	22%
Digital River	21%	23%	12%	13%
Hewlett-Packard	14%	9%	0%	2%
Dell	14%	15%	8%	7%

Revenue recognized from Dell and Hewlett-Packard was pursuant to various development and licensing agreements; revenue recognized from Digital River was pursuant to a reseller agreement; and revenue recognized from Navarre was pursuant to distributor agreements.  The loss of any one of these customers and the Company’s inability to obtain new customers to replace the lost revenue in a timely manner could have a material adverse effect on its financial results.

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

	Three Months Ended June 30,		2009 to 2008
	2009	2008	Inc (Dec)	% Change
Roxio Consumer Products	$6,079	$6,974	$(895)	(13)%
Premium Content	1,806	732	1,074	147%
Cost of revenue	$7,885	$7,706	$179	2%

Cost of revenue as a percentage of Roxio Consumer Products net revenue	27%	27%
Cost of revenue as a percentage of Premium Content net revenue	57%	17%

The Company’s overall cost of revenue as a percentage of net revenue increased 5% to 31% of net revenue for the three months ended June 30, 2009 from 26% for the three months ended June 30, 2008.  The increase was primarily due to higher product costs associated with the Roxio Consumer Products and additional operational and royalty costs associated with the acquired CinemaNow business offset in part by a reduction in amortization of intangibles as a result of intangible impairments recorded in the third quarter of fiscal 2009.

Roxio Consumer Products cost of revenues as a percentage of the segment’s net revenue remained relatively constant at 27% for the three months ended June 30, 2009 and 2008, respectively.  This was due to higher product costs associated with the Roxio Consumer Products, offset by a reduction in amortization of intangibles as a result of the intangible impairments recorded in the third quarter of fiscal 2009.

Premium Content cost of revenue as a percentage of net revenue increased 40% to 57% for the three months ended June 30, 2009 compared to 17% for the three months ended June 30, 2008.  The increase was substantially due to additional operational and royalty costs associated with the acquired CinemaNow business.

Operating Expenses for the Three Months Ended June 30, 2009 and 2008

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

	Three Months Ended June 30,
	2009	2008	Inc (Dec)
Sales and marketing expense	$6,754	$9,800	$(3,046)
Percentage of net revenue	26%	33%	(8)%

Sales and marketing expenses decreased to $6.8 million in the first quarter of fiscal 2010 compared to $9.8 million in the first quarter of fiscal 2009.  The decrease was primarily due to the restructuring activities of fiscal 2009 and consisted of reduced personnel related expenses of approximately $1.4 million, reduced outside services expenses of approximately $0.3, reduced discretionary marketing expenses of approximately $0.7 million and reduced travel expenses of approximately $0.3 million.  For the first quarter of fiscal 2010, sales and marketing expenses as a percentage of net revenue decreased to 26%, compared to 33% for the same period during the prior fiscal year.

Research and Development

Research and development expenses consist primarily of salary and benefit expenses for software developers, and contracted development efforts, related facilities costs and expenses associated with test equipment used for development.  The following table reflects the research and development operating expenses (in thousands other than percentages):

	Three Months Ended June 30,
	2009	2008	Inc (Dec)
Research and development expense	$7,114	$11,680	$(4,566)
Percentage of net revenue	28%	39%	(11)%

Research and development expenses decreased to $7.1 million in the first quarter of fiscal 2010 compared to $11.7 million for the first quarter of fiscal 2009.  The decrease was primarily due to the restructuring activities of fiscal 2009 and consisted primarily of reduced personnel related expenses of approximately $4.0 million.  As a percentage of net revenue, research and development expenses decreased to 28% from 39% in the first quarters of fiscal 2010 and 2009, respectively.

General and Administrative

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related facilities costs, legal, accounting and other professional service expenses.  The following table reflects the general and administrative operating expenses (in thousands other than percentages):

	Three Months Ended June 30,
	2009	2008	Inc (Dec)
General and administrative expense	$4,752	$6,721	$(1,969)
Percentage of net revenue	19%	22%	(4)%

General and administration expenses decreased to $4.8 million from $6.7 million in the three months ended June 30, 2009 and 2008, respectively.  The decrease was primarily due to the restructuring activities of fiscal 2009 and consisted primarily of reduced personnel and contractor expense of $1.2 million and reduced travel expense of $0.3 million.  As a percentage of total revenues, general and administration expenses decreased to 19% from 22% in the first quarters of fiscal 2010 and 2009, respectively.

Restructuring Expense

Restructuring expenses consist primarily of one time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.  The following table reflects the restructuring expenses (in thousands other than percentages):

	Three Months Ended June 30,
	2009	2008	Inc (Dec)
Restructuring expense	$520	$1,275	$(755)	(59)%
Percentage of net revenue	2%	4%	(2)%

Restructuring expense decreased 2% to $0.5 million for first quarter of fiscal 2010 from $1.3 million for the first quarter of fiscal 2009.  Restructuring expenses represented 2% and 4% of net revenue for fiscal years 2010 and 2009, respectively.  The decrease in restructuring expenses for fiscal 2010 was primarily due to the Company engaging in several restructuring programs during fiscal 2009.  At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets.

Effective Tax Rate

The effective tax rate for the three months ended June 30, 2009 and 2008, respectively, was a tax expense of (36.05%) compared to a benefit of 49.46% in the prior period. The effective tax rate is lower than the statutory rate primarily due to the earnings in foreign tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents (in thousands other than percentages)

	June 30,	March 31,
	2009	2009	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$23,983	$19,864	$4,119	21%
Working capital	$772	$1,296	$(524)	(40)%

As of June 30, 2009, the principal sources of liquidity include cash and cash equivalents of $24.0 million and trade accounts receivable of $11.7 million. As of June 30, 2009, the Company had working capital of $0.8 million compared with working capital of $1.3 million at June 30, 2008.  The decrease in working capital is primarily due to a decrease in accounts receivable and prepaid assets and an increase in accounts payable and deferred revenue partially offset by an increase in cash and cash equivalents.  The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its cash requirements for at least the next 12 months.  The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in the “Risk Factors” previously described in Part I, Item 1A of the Fiscal 2009 Form 10-K.

Statement of Cash Flows Discussion

	June 30,	June 30,
(in thousands other than percentages)	2009	2008	Inc (Dec)	Inc (Dec) %

Net cash provided by (used by) operating activities	$4,688	$(3,675)	$8,363	(228)%

Net cash provided by (used by) investing activities	$(99)	$(5,367)	$5,268	(98)%

Net cash provided by (used by) financing activities	$(13)	$55	$(68)	(124)%

Net cash provided by operating activities was $4.7 million for the three months ended June 30, 2009 compared to net cash used in operating activities of $3.7 million for the three months ended June 30, 2008.  The significant components of cash flows from operations for the three months ended June 30, 2009 were a net loss of $1.8 million, adjusted by $1.7 million in non-cash expenses, and an increase of $4.8 million in operating assets and liabilities.  Cash flows from operations for the three months ended June 30, 2008 were a net loss of $3.6 million, adjusted by $0.5 million in non-cash expenses, and a decrease of $0.6 million in operating assets and liabilities.  Significant changes consisted of decreases in accounts receivable due to increased collection efforts and timing of contract renewals, increase in returns and allowances for product launches and an increase in accounts payable related to timing of disbursements for the period ended June 30, 2009.

Investing activities consisted of purchases of fixed assets during the three months ended June 30, 2009 of $0.01 million; whereas, during the same period in 2008, investing activities totaled $5.4 million and primarily consisted of redemption of auction rate securities, purchases of fixed assets and the acquisition of the assets of Simple Star.  The significant component of investing was the purchase of Simple Star Inc.’s assets for $5.0 million for the three months ended June 30, 2008.

Financing cash activities included employee stock option exercises for both the three months ended June 30, 2009 and 2008. Additionally, for the three months ended June 30, 2009, financing activities included the principal payments on capital leases.  Net cash provided by (used in) financing remained fairly consistent and nominal between the three months ended June 30, 2009 and 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as such term is defined by applicable SEC rules, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has global operations and thus makes investments and enters into transactions in various foreign currencies.  The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), are affected by the translation into the Company’s reporting currency (the U.S. Dollar).  Such translation adjustments are reported as a separate component of shareholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations.

The Company’s market risk sensitive instruments were all entered into for non-trading purposes.  The Company does not engage in any hedging activities and does not use derivatives or equity investments for cash investment purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the CEO and the CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to its management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 6 – Commitments And Contigencies” to the Unaudited Consolidated Financial Statements included in this Quarterly Report.

ITEM 1A. RISK FACTORS

There have been no material changes in information to the Risk Factors previously described in Part I,  Item 1A of the Company’s Fiscal 2009 Form 10-K.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 4th  day of August, 2009.

SONIC SOLUTIONS

/s/ David C. Habiger	August 4, 2009

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	August 4, 2009

Paul F. Norris Executive Vice President, Acting Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)