Form 10-Q
period 2009-09-30
SONIC SOLUTIONS/CA/
filed 2009-11-06
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-23190

SONIC SOLUTIONS

(Exact name of registrant as specified in its charter)

CALIFORNIA	93-0925818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 Redwood Blvd., Suite 300 Novato, CA	94945
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 5, 2009
Common stock, no par value per share	26,750,518

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheet
(in thousands, except share data)
(Unaudited)

	2009
	September 30	March 31
ASSETS
Current assets:
Cash and cash equivalents	$21,745	$19,408
Restricted cash and cash equivalents	-	456
Accounts receivable, net of allowances of $3,138 and $2,072	12,150	14,874
at September 30, 2009 and March 31, 2009, respectively
Inventory	1,690	1,086
Prepaid expenses and other current assets	3,616	4,504
Deferred tax benefits	41	41
Total current assets	39,242	40,369
Fixed assets, net	2,266	2,851
Purchased and internally developed software costs, net	290	448
Goodwill	4,628	4,628
Acquired intangibles, net	16,353	16,556
Deferred tax benefits, net of current portion	30	21
Other assets	1,376	1,864
Total assets	$64,185	$66,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,872	$5,042
Accrued expenses and other current liabilities	26,154	27,026
Deferred revenue	6,034	6,875
Capital leases	129	130
Total current liabilities	37,189	39,073
Other long term liabilities, net of current portion	777	724
Deferred revenue, net of current portion	137	135
Capital leases, net of current portion	97	161
Total liabilities	38,200	40,093
Commitments and contingencies (Note 7)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 26,743,539 and 26,593,647 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	164,535	163,121
Accumulated deficit	(137,114)	(135,076)
Accumulated other comprehensive loss	(1,436)	(1,401)
Total shareholders' equity	25,985	26,644
Total liabilities and shareholders' equity	$64,185	$66,737

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$26,056	$31,076	$51,583	$61,189
Cost of revenue	8,076	9,350	15,961	17,055
Gross profit	17,980	21,726	35,622	44,134

Operating expenses:
Marketing and sales	7,002	9,645	13,756	19,446
Research and development	6,126	10,575	13,240	22,256
General and administrative	4,264	5,177	9,016	11,897
Restructuring	46	267	566	1,541
Total operating expenses	17,438	25,664	36,578	55,140
Operating income (loss)	542	(3,938)	(956)	(11,006)
Interest income	12	254	52	532
Interest expense	(6)	(409)	(17)	(724)
Other income (expense), net	(507)	(321)	(385)	(417)
Income (loss) before income taxes	41	(4,414)	(1,306)	(11,615)
Provision for (benefit from) income taxes	247	(720)	731	(4,282)
Net loss	$(206)	$(3,694)	$(2,037)	$(7,333)

Net (loss) per share:
Basic and diluted	$(0.01)	$(0.14)	$(0.08)	$(0.28)

Shares used in computing net loss per share:
Basic and diluted	26,686	26,533	26,649	26,474

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,037)	$(7,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,233	3,744
Write-off of cost method investment	585	-
Deferred taxes	-	(4,908)
Provision for returns and doubtful accounts, net of write-offs and recoveries	115	(506)
Loss on disposition of assets	19	15
Changes in restricted cash	456	(2)
Share-based compensation	1,102	1,227
Changes in operating assets and liabilities
Accounts receivable	2,609	2,122
Inventory	(604)	442
Prepaid expenses and other current assets	888	759
Other assets	(98)	(106)
Accounts payable	(171)	1,172
Accrued liabilities	(707)	(2,882)
Deferred revenue	(839)	450
Net cash provided by (used in) operating activities	2,551	(5,806)

Cash flows from investing activities:
Purchase of fixed assets	(337)	(1,392)
Additions to purchased and internally developed software	(24)	(77)
Acquisition of Simple Star, Inc.	-	(5,046)
Redemption of short term instruments	-	150
Net cash used in investing activities	(361)	(6,365)

Cash flows from financing activities:
Proceeds from exercise of common stock options	306	312
Borrowings on capital leases	-	(30)
Payments on bank credit facility	-	(20,000)
Principal payments on capital leases	(65)	-
Net cash provided by (used in) financing activities	241	(19,718)
Effect of exchange rate changes on cash and cash equivalents	(94)	206
Net increase (decrease) in cash and cash equivalents	2,337	(31,683)
Cash and cash equivalents, beginning of period	19,408	61,955
Cash and cash equivalents, end of period	$21,745	$30,272

Supplemental disclosure of cash flow information:
Interest paid	$16	$618
Income taxes paid	$472	$443
Supplemental disclosure of non-cash transactions:
Cash holdback related to Simple Star, Inc. acquistion	$-	$1,000
Original cost of fully depreciated fixed asset written off	$447	$137

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(in thousands except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at September 30, 2009 and the results of operations and cash flows for the three and six months ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The year-end condensed balance sheet data as of March 31, 2009 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all disclosures required by GAAP for complete financial statements.  Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the SEC on June 1, 2009 (the “Fiscal 2009 Form 10-K”).

Certain amounts in the prior period have been reclassified to conform to the current period presentation.  The reclassifications had no impact on the Company’s net earnings or shareholders’ equity as previously reported.  Unless otherwise indicated, all dollar amounts are in thousands except share and per share data.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered non-authoritative.  ASC is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the standard in June 2009 and discloses the ASC prescribed topic numbering references on a primary basis.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting polices during the three and six months ended September 30, 2009 compared to the significant accounting policies described in the Company’s Fiscal 2009 Form 10-K.

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

In April 2009, the FASB issued FASB Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:  (i) ASC Topic 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in ASC Topic 820, Fair Value Measurements; (ii) ASC Topic 825, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures; and (iii) ASC Topic 320, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  ASC Topics 820, 825, and 320 are effective for interim and annual periods ending after June 15, 2009.  All three ASC Topics must be adopted in conjunction with each other.  The Company adopted all three ASC Topics for the period ended June 30, 2009.  The adoption of these ASC Topics had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as ASC Topic 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.  ASC Topic 805 addresses application issues raised by preparer, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in business combination.  ASC Topic 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of ASC Topic 805 on the Company’s consolidated financial position, results of operations and cash flows will be dependent upon the nature, term and the size of the acquired contingencies.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events.  ASC Topic 855 establishes standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC Topic 855 introduces the concept of financial statements being “available to be issued.”  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted ASC Topic 855 for the period ended June 30, 2009.  The adoption of ASC Topic 855 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for ASU 2009-13 (formerly “EITF 08-1”), Revenue Arrangements with Multiple Deliverables, which will supersede the guidance in ASC 605-25 (previous authoritative guidance: EITF 00-21, Revenue Arrangements with Multiple Deliverables).  ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available. Additionally, this guidance eliminates the residual method of allocation.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In September 2009, the EITF issued its final consensus for ASU 2009-14 (formerly “EITF 09-3”), Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements, which amends the prior guidance to exclude tangible products that contain software and non-software components that function together to deliver the products “essential functionality” from the guidance on software revenue recognition.  The guidance is effective for fiscal years beginning after June 15, 2010; however, early adoption is permitted as of the beginning of an entity’s fiscal year.  Entities are required to adopt ASU 2009-13 and ASU 2009-14 concurrently.  The Company is in the process of determining the effect of the adoption of ASU 2009-14 and the impact, if any, that it may have on its results of operations or financial position.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s financial assets measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market account (1)	$16,268	$16,268
Total	$16,268	$16,268

(1) Included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheet.

The Company has direct investments in privately held companies as of September 30, 2009 with a carrying value of $0.1 million included in Other Assets.  The Company’s direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment.  If the Company determines that an other-than-temporary impairment has occurred, it writes down the investment to its fair value.  The Company estimates fair value of its cost method investments considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and other readily available market data.

During the second quarter of fiscal 2010, the Company fully wrote-off one of its investments of $0.6 million in a privately held company.  The impairment was due to a decrease in revenue levels and projected operating performance.  There were no impairments for the three and six months ended September 30, 2008, relating to the direct investments in privately-held companies.

NOTE 4 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Reductions for excess and obsolete inventory are recorded based on an analysis of products on hand and sales trends.  The Company had finished goods of $1.7 million and $1.1 million at September 30, 2009 and March 31, 2009, respectively.  Finished goods inventory included inventory on consignment of $1.6 million and $1.0 million at September 30, 2009 and March 31, 2009, respectively.

NOTE 5 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The following table presents the components of the Company's capitalized software, intangible assets and goodwill (in thousands):

		September 30, 2009			March 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$4,628	-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,562	(3,272)	290	3,456	(3,008)	448
Internally developed software	3	-	-	-	33	(33)	-
Acquired technology	3-6	14,520	(14,256)	264	14,520	(14,210)	310
Customer lists	2-15	16,870	(14,883)	1,987	16,870	(14,729)	2,141
Trademarks	3	250	(248)	2	250	(247)	3
Trademark/brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$53,930	$(32,659)	$21,271	$53,857	$(32,227)	$21,630

The following table presents the activity of goodwill and other intangibles during the period from March 31, 2009 to September 30, 2009 (in thousands):

	March 31, 2009				September 30, 2009
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$-	$-	$-	$4,628
Purchased software	448	24	-	(182)	290
Acquired technology	310	-	-	(46)	264
Customer lists/contracts	2,141	-	-	(154)	1,987
Trademarks	3	-	-	(1)	2
Trademarks/brand name	14,100	-	-	-	14,100
	$21,630	$24	$-	$(383)	$21,271

Acquired intangibles and purchased or internally developed software are amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization expense for intangibles was $0.1 million and $0.3 million for the three and six months ended September 30, 2009, respectively.  Comparatively, amortization of intangibles was $1.3 million and $2.5 million for the three and six months ended September 30, 2008, respectively.

The future annual amortization expense of these acquired intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2010 (remaining six months)	$178
2011	392
2012	325
2013	210
2014	245
Thereafter	903
$2,253

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2009
	September 30,	March 31,
Commissions payable	$543	$461
Accrued compensation and benefits	3,011	3,042
Accrued professional services	1,204	1,901
Accrued marketing costs	812	686
Accrued sales returns and discounts	2,704	2,382
Accrued royalties	3,207	3,137
Accrued restructuring costs	638	910
Income tax liabilities	3,649	2,686
Other tax liabilities	8,579	8,783
Other accrued expense	1,807	3,038
Total accrued expenses and other current liabilities	$26,154	$27,026

(1) The Company reclassed $8,000 from "restructuring" category to "other tax liabilities" category for the period ended March 31, 2009.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases.  Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases was approximately $1.1 million and $2.4 million for the three and six months ended September 30, 2009, respectively.  Comparatively, rent expense under operating leases was approximately $1.2 million and $2.4 million for the three and six months ended September 30, 2008, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases(1)	Total Lease Obligations
2010 (remaining six months)	$2,984	$69	$3,053
2011	4,485	121	4,606
2012	1,294	31	1,325
2013	385	3	388
2014	56	2	58
	$9,204	$226	$9,430

(1) Capital lease amounts include principal and interest.

Litigation Matters

Between March and June 2007, the Company was notified that five shareholder derivative lawsuits had been filed by persons identifying themselves as shareholders of the Company and purporting to act on its behalf, naming it as a nominal defendant and naming some of its current and former officers and directors as defendants.  Four of these actions were filed in the United States District Court for the Northern District of California, and one was filed in the Superior Court of California for the County of Marin.

In these actions, the plaintiffs asserted claims against the individual defendants for violations of the Exchange Act, violations of the California Corporations Code, breach of fiduciary duty and/or aiding and abetting, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission, constructive fraud, and an accounting and a constructive trust.  The plaintiffs’ claims concerned the granting of stock options by the Company and the alleged filing of false and misleading financial statements.

The federal cases were consolidated on August 2, 2007, into one action captioned Wilder v. Doris, et al. (C07-1500) (N.D. Cal.).  In February 2009, the parties reached an agreement in principle to settle these derivative actions.  In addition to the repayment and repricing of portions of the excess value received from stock options that certain officers and directors had previously agreed to, the Company agreed to adopt certain remedial measures to improve the Company's stock option granting processes.  As part of the settlement, the Company’s Directors and Officers liability insurer agreed to pay the derivative plaintiffs’ counsel attorneys fees and costs in the amount of $775,000, subject to court approval.  On August 6, 2009 the Wilder court granted final approval of the settlement and the federal and state derivative actions were dismissed with prejudice.

In addition to the derivative actions, two putative shareholder class actions were filed against the Company and various of its executive officers and directors.  On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California premised on substantially similar factual allegations as in the derivative actions.  On March 21, 2008, plaintiffs filed a consolidated amended complaint on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint which alleges various violations of the Exchange Act and the rules thereunder.  The Company filed a motion to dismiss on November 25, 2008 and on April 6, 2009, the judge issued an order granting in part and denying in part the Company’s motion to dismiss, with leave to amend.  On May 8, 2009, plaintiffs filed a first amended class action complaint, alleging violations of §§ 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act.  In July 2009, the parties reached an agreement in principle to settle this action. On October 15, 2009, the parties executed a stipulation of settlement providing for the creation of a settlement fund of $5 million to satisfy claims submitted by class members and to pay any attorneys fees awarded by the Court.  As part of the settlement, the Company’s Directors and Officers liability insurers agreed to fund the settlement amount.  Also on October 15, 2009, class counsel submitted a motion for preliminary approval of the settlement which is set to be heard on December 3, 2009.  In the event that the court preliminarily approves the settlement, notice will be provided to all class members and a date will be set for a final approval hearing.

On November 16, 2007, a putative shareholder class action was filed in the Superior Court of California for the County of Marin, against the Company and various of its executive officers and directors on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between July 12, 2001 and May 17, 2007.  This action alleges breach of fiduciary duties, and is based on substantially similar factual allegations and claims as in the other lawsuits.  The court in the state putative shareholder class action sustained the Company’s demurrers to the complaint with leave to amend.  On April 21, 2008, the plaintiff in that action filed an amended complaint, which asserted additional claims under the California Corporations Code.  The court sustained the Company’s demurrers to the amended complaint, with leave to amend in part.  Plaintiff did not file an amended complaint.  Accordingly, on July 30, 2008, the court dismissed the entire case with prejudice and entered judgment in favor of defendants.  On September 26, 2008, plaintiff filed a notice of appeal from the court’s order dismissing plaintiff’s complaint with prejudice and entering final judgment.  On September 14, 2009, the Court of Appeal issued an opinion affirming the dismissal of the state shareholder class action.

The Company maintains Directors and Officers (“D&O”) liability insurance, which has covered, to date, the legal fees and costs associated with the above legal actions.  D&O insurance has paid legal fees of $0.4 million during fiscal 2010.

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

Other

In the normal course of business, the Company enters into various purchase commitments for goods and services.  Total non-cancellable purchase commitments as of September 30, 2009 were approximately $1.6 million.  The purchase commitments are related to contracts with royalty fees related to the Company’s Roxio Consumer products and CinemaNow.

During the first quarter of fiscal 2010, the Company paid approximately $1.0 million related to the Simple Star acquisition holdback.  For additional information related to acquisition holdbacks see Note 7 – “Acquisitions” to the Company’s Fiscal 2009 Form 10-K.

NOTE 8 – SHARE-BASED COMPENSATION

Stock Benefit Plans

The Company recognizes share-based compensation ratably over the vesting terms of the underlying share-based awards.  Share-based compensation expense for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Marketing and sales	$162	$291	$337	$604
Research and development	84	62	167	119
General and administrative	276	353	598	504
	$522	$706	$1,102	$1,227

NOTE 9 – COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three and six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(206)	$(3,694)	$(2,037)	$(7,333)
Other comprehensive loss:
Unrealized loss	-	(104)	-	(104)
Foreign currency translation gains (losses)	(56)	263	(36)	215
Comprehensive loss	$(262)	$(3,535)	$(2,073)	$(7,222)

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes.  The provision for income taxes is calculated using the asset and liability method of accounting.  Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When the Company does not believe realization of a deferred tax asset is more likely than not, it records a valuation allowance.

The projected annual effective tax rate is calculated based on the tax on profitable foreign entities in accordance with ASC Topic 740-10-05, Accounting for Income Taxes in Interim Periods, an Interpretation of APB No. 28, Interim Financial Reporting.  The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2010 to be 40.3% compared to (27.1%) for the fiscal year ended March 31, 2009.  This projected fiscal year 2010 annual effective tax rate differs from the statutory federal rate of 35% primarily due to state taxes and the tax rate differential on earnings in foreign jurisdictions.

During the three and six months ended September 30, 2009, the Company recorded an income tax provision of $0.2 million and $0.7 million, respectively.  After considering the discrete items, the effective tax rate for the six months ended September 30, 2009 is (55.7%).  The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2009.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued during the six months ended September 30, 2009 was not material.  The Company estimates that there will be no material changes in its uncertain tax positions in next twelve months.

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

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

Significant Customer Information

The following table shows the Company’s significant customers for the three and six months ended September 30, 2009 and 2008 (in percentages):

	Percent of Total Net Revenue
	Three Months Ended September 30,		Six Months Ended September 30,
Customers	2009	2008	2009	2008
Digital River	23%	20%	22%	21%
Navarre	23%	20%	22%	16%
Dell	16%	15%	15%	15%
Hewlett-Packard	10%	12%	12%	10%

Net Revenues by Segment

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content:  the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.  During the three and six months ended September 30, 2009, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 89% and 11% of net revenue, respectively. Comparatively, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 86% and 14% of net revenue for the three and six months ended September 30, 2008, respectively.

The following tables show the net revenue attributable to the Company’s two reporting segments, operating results by segment, and revenue by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenues	2009	2008	2009	2008
Roxio Consumer Products	$23,302	$26,732	$45,666	$52,491
Premium Content	2,754	4,344	5,917	8,698
Total net revenues (1)	$26,056	$31,076	$51,583	$61,189

(1)
For presentation purposes, the Company reclassified the Advanced Technology Group (“ATG”) licensing net revenue of $1.0 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $0.9 million to the Premium Content segment and Qflix net revenue of $0.2 million to the Premium Content segment for the three months ended September 30, 2008 and reclassified ATG licensing net revenue of $3.1 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $2.7 million to the Premium Content segment and Qflix net revenue of $0.3 million to the Premium Content segment for the six months ended September 30, 2008 to reflect the Company's current reporting business segments.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Operating Income (Losses) by Segment (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Operating income (loss)
Roxio Consumer Products	$7,810	$2,221	$14,325	$4,559
Premium Content	(2,967)	790	(5,746)	810
Unallocated operating expenses	(4,301)	(6,949)	(9,535)	(16,375)
Total operating income (loss)	$542	$(3,938)	$(956)	$(11,006)

Net Revenue by Geographic Location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Revenues	2009	2008	2009	2008
United States	$20,695	$22,394	$40,560	$43,412
Export
Canada	268	587	419	1,029
France	390	430	413	726
Germany	628	1,121	1,275	2,658
United Kingdom	989	950	1,425	1,495
Other European	533	883	1,239	1,585
Japan	1,449	3,345	3,948	7,736
Singapore	706	886	1,328	1,727
Taiwan	116	43	275	120
Other Pacific Rim	206	247	442	480
Other International	76	190	259	221
Total net revenue	$26,056	$31,076	$51,583	$61,189

The Company sells its products to customers categorized geographically by each customer’s country of domicile.  Domestic net revenue was $20.7 million and $22.4 million, and international net revenue was $5.4 million and $8.7 million for the three months ended September 30, 2009 and 2008, respectively.  Domestic net revenue was $40.6 million and $43.4 million, and international net revenue was $11.0 million and $17.8 million for the six months ended September 30, 2009 and 2008, respectively.

NOTE 12 – RESTRUCTURING

At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  The associated accruals may be adjusted upward or downward upon the occurrence of future triggering events.  Triggering events may include, but are not be limited to, changes in estimated time to sublease, sublease terms, rates, and income.  Due to extended contractual obligations of certain leases and the volatility of commercial real estate markets, the Company could make future adjustments to these accruals.  The following summarizes certain restructuring expenses incurred by the Company (in thousands):

	June 2009		January 2009		October 2008		June 2008
	Restructuring		Restructuring		Restructuring		Restructuring
	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Total
Balances, March 31, 2009	$-	$-	$177	$650	$8	$56	$22	$(3)	$910
Restructure accrual	272	-	-	-	-	-	-	-	272
Payments	-	-	(201)	(175)	(10)	(19)	-	-	(405)
Impact of exchange rate	-	-	24	8	2	(8)	4	3	33
Adjustments	-	-	-	303	-	-	(26)	-	277
Balances, June 30, 2009	272	-	-	786	-	29	-	-	1,087
Restructure accrual	58	-	-	-	-	-	-	-	58
Payments	(230)	-	-	(237)	-	(17)	-	-	(484)
Impact of exchange rate	-	-	-	(1)	-	-	-	-	(1)
Adjustments	-	-	-	(22)	-	-	-	-	(22)
Balances, September 30, 2009	$100	$-	$-	$526	$-	$12	$-	$-	$638

During the first quarter of fiscal 2009, the Company initiated a restructuring plan to reorganize its operations, optimize its engineering and development efforts, and reduce its workforce by the end of the 2008 calendar year.  Additional initiatives included establishing certain operations closer in location to the Company’s global customers and reducing the Company’s overhead costs, resulting in a restructuring charge of $1.5 million related to severance, the closing of the Company’s office in Germany and related costs.

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

During the first quarter of fiscal 2010, the Company initiated a restructuring plan to reduce its workforce and resulted in a restructuring charge of approximately $0.3 million related to one-time termination benefits.  During the second quarter of fiscal 2010, the Company made a minor change to its estimates related to one-time termination benefits on its June 2009 restructuring accrual.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these financial statements.

On October 29, 2009, Sonic Solutions (the “Company”) issued a warrant to purchase 668,711 shares of its common stock to a third party in consideration of one hundred thousand dollars ($100,000) and in connection with the entry of the Company and the third party into a strategic relationship agreement.  Under the terms of the warrant, which vests over a two year period, the holder is entitled to purchase shares of the Company’s common stock at $4.98 per share (the closing price of the Company’s common stock on the date of the warrant’s issuance).  The warrants were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, statements regarding: the market for the Company’s products; macroeconomic conditions; consumer spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Risk Factors” section of the Fiscal 2009 Form 10-K.  Readers should carefully review the risk factors described in the Fiscal 2009 Form 10-K and in other documents that the Company files from time to time with the SEC.

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

Roxio Consumer Segment

The Company’s Roxio Consumer Products segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  The Roxio Consumer Products segment offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy VHS to DVD, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.  These products are sold in a number of different versions and languages.  The Company distributes these products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the same “under the hood” technology that powers Roxio products to other companies who wish to build their own PC software products.

Premium Content Segment

The Company’s Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  Within this segment, the Professional Products Group offers software under the Scenarist, CineVision, and DVDit product names as well as under the Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  CinemaNow, also a part of this segment, sells, rents and distributes premium entertainment content to consumers over the Internet.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, and licenses intellectual property, including patents.

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives, capitalizing on evolving trends in the technology industry, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption.  For example, DVD playback units (including set-top players, game consoles and PCs) have been one of the fastest growing consumer technologies in history, and multiple DVD players are now present in most households.  Also as new operating systems, such as Windows 7, are introduced, consumers are offered new tools for editing, formatting and burning digital media, and there are opportunities for software vendors such as the Company to provide products that are complementary to the new operating systems.  Additionally, sales of BD units and players have been growing at a rate comparable to that of standard definition DVD during the equivalent time periods in its life cycle, implying that BD is positioned to grow dramatically over the next several years.

•
Growth of Digital Distribution of Premium Content – Content owners, such as Hollywood studios, are increasingly offering sell-through and rental of premium content through digital distribution.  Simultaneously, a growing number of consumers are enjoying and taking advantage of the benefits of digital distribution of premium content.  As more Internet-enabled electronic devices offer delivery of premium content, the rate of adoption and number of title offerings should continue to increase.

•
Digital Phone, Portable and Gaming Devices – The consumer usage of mobile phones, gaming consoles and portable CE devices, particularly those with high-end digital media capabilities, continues to increase worldwide.  The growing popularity of portable devices leads to greater demand for software products and services, such as those offered by the Company, that provide digital media management and functionality.

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

Strategic Objectives

Enable Consumers to Buy and Play Premium Content Anywhere and at Anytime.  The Company believes that digital distribution of premium content will grow dramatically over the next few years, and that ultimately industry revenue from the digital distribution of premium content may surpass revenue from the sale and rental of premium content on optical media such as DVD and BD.  As the digital content ecosystem continues to expand and evolve, the Company aims to makes its products and services available through an increasing range of platforms, devices and partners, with the goal that the Company’s technology will represent a symbol of compatibility and a common point of interaction for consumers who want to enjoy Hollywood movies and other premium digital content anywhere and at anytime.

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

Improve Operational Efficiencies and Cash Flow Performance.  Management’s goal for fiscal 2010 is to achieve operational efficiencies and improve cash flow through revenue growth and cost management.  In fiscal 2009, the Company engaged in restructuring activities designed to achieve its efficiency goals, and it will continue to focus on aligning its cost structure and business initiatives.  See “Note 12 – Restructuring” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Outlook

While the current global economic downturn has resulted in a decline in overall consumer and corporate spending, impacting the Company’s business and financial results in fiscal 2009 and 2010, the Company believes it is well positioned to capitalize on its strong brand name, consumer market position, OEM relationships and evolving premium content business models and opportunities.  The Company made significant strategic and financial progress during fiscal 2009 and the six months of fiscal 2010 to bring costs in line with revenues while positioning the Company for revenue growth and margin improvement.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan, Singapore and remote offices in a number of locations around the world.  In the three months ended September 30, 2009 and 2008, approximately 79% and 72% of net revenue was attributable to domestic sales while 21% and 28% of net revenue was attributable to international sales, respectively.  In the six months ended September 30, 2009 and 2008, approximately 79% and 71% of net revenue was attributable to domestic sales while 21% and 29% of net revenue was attributable to international sales, respectively.  In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates during the three months and six months ended September 30, 2009 compared to those described in the Company’s Fiscal 2009 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the three and six months ended September 30, 2009 and 2008, respectively (in percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	31%	30%	31%	28%
Gross profit	69%	70%	69%	72%

Operating expenses:
Marketing and sales	27%	31%	27%	32%
Research and development	24%	34%	26%	36%
General and administrative	16%	17%	17%	19%
Restructuring	0%	1%	1%	3%
Total operating expenses	67%	83%	71%	90%
Operating income (loss)	2%	(13)%	(2)%	(18)%
Other income (expense)	(2)%	(1)%	(1)%	1%
Income (loss) before income taxes	0%	(14)%	(3)%	(19)%
Provision for (benefit of) income taxes	1%	(2)%	1%	(7)%
Net loss	(1)%	(12)%	(4)%	(12)%

Net Revenue Comparison for the Three and Six Months Ended September 30, 2009 and 2008

The following table is a comparison of net revenue by segment (in thousands other than percentages):

	Three Months Ended September 30,
Net Revenues	2009	2008	Increase (Decrease)%
Roxio Consumer Products	$23,302	$26,732	$(3,430)	(13)%
Premium Content	2,754	4,344	(1,590)	(37)%
Net revenues	$26,056	$31,076	$(5,020)	(16)%

(1)
For presentation purposes, the Company reclassified the Advanced Technology Group (“ATG”) licensing net revenue of $1.0 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $0.9 million to the Premium Content segment and Qflix net revenue of $0.2 million to the Premium Content segment for the three months ended September 30, 2008 to reflect the Company's current reporting business segments.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Net revenue decreased to $26.1 million for the three months ended September 30, 2009, from $31.1 million for the three months ended September 30, 2008.  The decrease in net revenue for the three months ended September 30, 2009 was a result of a decrease of $3.4 million or 13% in Roxio Consumer Products and a decrease of $1.6 million or 37% in Premium Content net revenue.  Roxio Consumer Products net revenue decreased primarily due to the continued global economic weakness affecting consumer demand and corporate spending, along with a decreased demand from the OEM bundling channel.  Premium Content revenue during the three months ended September 30, 2008 included $1.5 million in revenue from a professional development contract for which there was no corresponding amount during the three months ended September 30, 2009.  The decrease in Premium Content revenue during the quarter ended September 30, 2009 is also partly attributable to the continued global economic weakness affecting consumer purchasing and lower licensing revenue as result of fewer license sales and renewals.  This decrease was partly offset by the revenue from Premium Content sales and services of the acquired CinemaNow business.

	Six Months Ended September 30,
Net Revenues	2009	2008	Inc (Dec)%
Roxio Consumer Products	$45,666	$52,491	$(6,825)	(13)%
Premium Content	5,917	8,698	(2,781)	(32)%
Net revenues	$51,583	$61,189	$(9,606)	(16)%

(1)
For presentation purposes, the Company reclassified the Advanced Technology Group (“ATG”) licensing net revenue of $3.1 million to the Roxio Consumer Products segment, ATG CE licensing net revenue of $2.7 million to the Premium Content segment and Qflix net revenue of $0.3 million to the Premium Content segment for the six months ended September 30, 2008 to reflect the Company's current reporting business segments.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Net revenue decreased to $51.6 million for the six months ended September 30, 2009, from $61.2 million for the six months ended September 30, 2008.  The decrease in net revenue for the six months ended September 30, 2009 was a result of a decrease of $6.8 million or 13% in Roxio Consumer Products and a decrease of $2.8 million or 32% in Premium Content net revenue.  Roxio Consumer Products net revenue decreased primarily due to the continued global economic weakness affecting consumer demand and corporate spending, along with a decreased demand from the OEM bundling channel.   Premium Content revenue included during the six months ended September 30, 2008 $2.7 million in revenue from a professional development contract for which there was no corresponding amount during the six months ended September 30, 2009.  The decrease in Premium Content revenue during the six months ended September 30, 2009 is also partly attributable to the continued global economic weakness affecting consumer purchasing and lower licensing revenue as result of fewer license sales and renewals.  This decrease was partly offset by the revenue from Premium Content sales and services of the acquired CinemaNow business.

The following tables set forth a comparison of net revenues geographically for the fiscal periods ended September 30, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended September 30,
Net Revenues	2009	2008	Increase (Decrease)%
United States	$20,695	$22,394	$(1,699)	(8)%
Export
Canada	268	587	(319)	(54)%
France	390	430	(40)	(9)%
Germany	628	1,121	(493)	(44)%
United Kingdom	989	950	39	4%
Other European	533	883	(350)	(40)%
Japan	1,449	3,345	(1,896)	(57)%
Singapore	706	886	(180)	(20)%
Taiwan	116	43	73	169%
Other Pacific Rim	206	247	(41)	(17)%
Other international	76	190	(114)	(60)%
Net revenues	$26,056	$31,076	$(5,020)	(16)%

Domestic sales accounted for $20.7 million and $22.4 million, or 79% and 72% of net revenue for the three months ended September 30, 2009 and 2008, respectively.  The decrease in domestic sales was primarily due to the continued global economic weakness and was partially offset by sales of Premium Content and services from the acquired CinemaNow business.

International sales accounted for $5.4 million and $8.7 million, or 21% and 28% of net revenue for the three months ended September 30, 2009 and 2008, respectively.  The decrease in international sales was primarily due to $1.5 million from a Japan professional development arrangement for which there was no corresponding amount during the three months ended September 30, 2009 and decreased sales during the three months ended September 30, 2009 from a German-based web store reseller upon the launch of the Company’s own online services offering.

	Six Months Ended September 30,
Net Revenues	2009	2008	Inc (Dec)%
United States	$40,560	$43,412	$(2,852)	(7)%
Export
Canada	419	1,029	(610)	(59)%
France	413	726	(313)	(43)%
Germany	1,275	2,658	(1,383)	(52)%
United Kingdom	1,425	1,495	(70)	(5)%
Other European	1,239	1,585	(346)	(22)%
Japan	3,948	7,736	(3,788)	(49)%
Singapore	1,328	1,727	(399)	(23)%
Taiwan	275	120	155	129%
Other Pacific Rim	442	480	(38)	(8)%
Other international	259	221	38	17%
Net revenues	$51,583	$61,189	$(9,606)	(16)%

Domestic sales accounted for $40.6 million and $43.4 million, or 79% and 71% of net revenue for the six months ended September 30, 2009 and 2008, respectively.  The decrease in domestic sales was primarily due to the continued global economic weakness and was partially offset by sales of Premium Content and services from the acquired CinemaNow business.

International sales accounted for $11.0 million and $17.8 million, or 21% and 29% of net revenue for the six months ended September 30, 2009 and 2008, respectively.  The decrease in international sales was primarily due to $2.7 million from a Japan professional development arrangement for which there was no corresponding amount during the six months ended September 30, 2009 and decreased sales during the six months ended September 30, 2009 from a German-based web store reseller upon the launch of the Company’s own online services offering.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables for the three and six months ended September 30, 2009 and 2008, respectively (in percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	% of Total Net Revenues		% of Total Accounts Receivable		% of Total Net Revenues		% of Total Accounts Receivable
Customer	2009	2008	2009	2008	2009	2008	2009	2008
Digital River	23%	20%	15%	12%	22%	21%	15%	12%
Navarre	23%	20%	32%	26%	22%	16%	32%	26%
Dell	16%	15%	9%	5%	15%	15%	9%	5%
Hewlett-Packard	10%	12%	3%	4%	12%	10%	3%	4%

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

	Three Months Ended September 30,		2009 to 2008
	2009	2008	Inc (Dec)	% Change
Roxio Consumer Products	$6,149	$8,748	$(2,599)	(30)%
Premium Content	1,927	602	1,325	220%
Cost of revenue	$8,076	$9,350	(1,274)	(14)%

The Company’s overall cost of revenue as a percentage of net revenue increased 1% to 31% of net revenue for the three months ended September 30, 2009 from 30% for the three months ended September 30, 2008.  The increase was primarily due to higher product costs associated with the Roxio Consumer Products and additional operational and royalty costs associated with the acquired CinemaNow business offset in part by a reduction in amortization of intangibles as a result of intangible impairments recorded in the third quarter of fiscal 2009.

Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue decreased 7% to 26% for the three months ended September 30, 2009 compared to 33% for the three months ended September 30, 2008.  This was mainly due a reduction in amortization of intangibles as a result of the intangible impairments recorded in the third quarter of fiscal 2009.

Premium Content cost of revenue as a percentage of Premium Content net revenue increased 56% to 70% for the three months ended September 30, 2009 compared to 14% for the three months ended September 30, 2008.  The increase was substantially due to additional operational and royalty costs associated with the acquired CinemaNow business.

	Six Months Ended September 30,		2009 to 2008
	2009	2008	Inc (Dec)	% Change
Roxio Consumer Products	$12,228	$15,722	$(3,494)	(22)%
Premium Content	3,733	1,333	2,400	180%
Cost of revenue	$15,961	$17,055	(1,094)	(6)%

The Company’s overall cost of revenue as a percentage of net revenue increased 3% to 31% of net revenue for the six months ended September 30, 2009 from 28% for the six months ended September 30, 2008.  The increase was primarily due to higher product costs associated with the Roxio Consumer Products and to additional operational and royalty costs associated with the acquired CinemaNow business offset in part by a reduction in amortization of intangibles as a result of intangible impairments recorded in the third quarter of fiscal 2009.

Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue decreased 3% to 27% for the six months ended September 30, 2009 compared to 30% for the six months ended September 30, 2008.  The decrease was primarily due to a reduction in amortization of intangibles as a result of intangible impairments recorded in the third quarter of fiscal 2009, together with a one-time negotiated reduction to telecommunication bandwidth costs.  This decrease was partly offset by higher product costs associated with the Roxio Consumer Products.

Premium Content cost of revenue as a percentage of Premium Content net revenue increased 48% to 63% for the six months ended September 30, 2009 compared to 15% for the six months ended September 30, 2008.  The increase was substantially due to additional operational and royalty costs associated with the acquired CinemaNow business.

Operating Expenses for the Three and Six Months Ended September 30, 2009 and 2008

The following tables set forth, for the periods indicated, certain operating expenses for the three and six months ended September 30, 2009 and 2008 (in thousands other than percentages):

	Three Months Ended September 30,
Operating Expenses	2009	2008	$ Change	% Change
Marketing and sales	$7,002	$9,645	$(2,643)	(27)%
Research and development	6,126	10,575	(4,449)	(42)%
General and administrative	4,264	5,177	(913)	(18)%
Total operating expenses	$17,392	$25,397	$(8,005)	(32)%

Operating income (loss)	$542	$(3,938)	$4,480	114%

	Six Months Ended September 30,
Operating Expenses	2009	2008	$ Change	% Change
Marketing and sales	$13,756	$19,446	$(5,690)	(29)%
Research and development	13,240	22,256	(9,016)	(41)%
General and administrative	9,016	11,897	(2,881)	(24)%
Total operating expenses	$36,012	$53,599	$(17,587)	(33)%

Operating loss	$(956)	$(11,006)	$10,050	91%

Operating expenses decreased 32% and 33% for the three and six months ended September 30, 2009, respectively.  As a percentage of operating income, operating expenses decreased by 114% and 91% for the three and six months ended September 30, 2009, respectively.  The decrease in total operating expenses was primarily due to the restructuring plans and cost containment efforts the Company implemented during fiscal 2009.  Headcount as of September 30, 2009 was 480 compared to 652 as of September 30, 2008.  Additional savings were realized in the majority of the Company’s expense categories including advertising, occupancy, employee benefits, travel and entertainment and professional fees.  The Company continues to review and analyze its overhead in relationship to its net revenue.

Restructuring Charges

Restructuring expenses consist primarily of one time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.  The following table reflects the restructuring expenses (in thousands other than percentages):

	September 30,		Increase	%
	2009	2008	(Decrease)	Change
Three months ended	$46	$267	$(221)	(83)%
Percentage of net revenue	0%	1%
Six months ended	$566	$1,541	$(975)	(63)%
Percentage of net revenue	1%	3%

Restructuring expense decreased 83% to $0.05 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008.  During the six months ended September 30, 2009, restructuring expense decreased 63% to $0.6 million from $1.5 million for the six months ended September 30, 2008.  The decrease in restructuring expenses for fiscal 2010 was primarily due to the Company engaging in several restructuring programs during fiscal 2009.  At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets.  The Company made a minor adjustment during the second quarter of fiscal 2010 to its estimates related to one-time termination benefits on its June 2009 restructuring accrual.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the six months ended September 30, 2009 and 2008, respectively, was a tax expense of $0.7 million compared to a tax benefit of $(4.2) million in the prior period.  The Company calculated its projected annual effective tax rate for the year ending March 31, 2010 to be 40.3% compared to (27.1%) for the fiscal year ended March 31, 2009.  This projected annual effective tax rate differs from the statutory federal rate of 35% primarily due to the tax rate differential on state taxes and earnings in foreign jurisdictions.

Liquidity and Capital Resources

Cash and Cash Equivalents (in thousands other than percentages)

	September 30,	March 31,
	2009	2009	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$21,745	$19,864	$1,881	9%
Working capital	$2,053	$1,296	$757	58%

As of September 30, 2009, the principal sources of liquidity include cash and cash equivalents of $21.7 million and trade accounts receivable of $12.2 million.  As of September 30, 2009, the Company had working capital of $2.1 million compared with working capital of $1.3 million at March 31, 2009.  The increase in working capital is primarily due to an increase in cash and cash equivalents and inventory, as well as a decrease in total current liabilities.  These were partially offset by a decline in accounts receivable and prepaid expenses.  The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months.  The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in the “Risk Factors” previously described in Part I, Item 1A of the Fiscal 2009 Form 10-K.

Statement of Cash Flows Discussion

	September 30,	September 30,
(in thousands other than percentages)	2009	2008	Inc (Dec)	Inc (Dec) %
Net cash provided by (used by) operating activities	$2,551	$5,806	$8,357	(144)%

Net cash provided by (used by) investing activities	$(361)	$(6,365)	$6,004	(94)%

Net cash provided by (used by) financing activities	$241	$(19,718)	$19,959	(101)%

Net cash provided by operating activities was $2.6 million for the six months ended September 30, 2009 compared to net cash used in operating activities of $5.8 million for the six months ended September 30, 2008.  The significant improvement in net cash flows from operating activities during fiscal year 2010 compared to the same period in fiscal year 2009 is due primarily to a $5.3 million reduction in net loss, as further explained under Result of Operations, and the absence of deferred taxes in fiscal year 2010 compared to $4.9 million of deferred taxes in fiscal year 2009.  During the second quarter of fiscal 2009, the Company determined that it would not be able to utilize the current year tax benefits until fiscal 2010, and as such recorded the tax benefit to deferred tax assets during the second quarter of fiscal 2009.  These in part were offset by an increase of $1.0 million in inventory and a net increase of $0.5 million in accounts payable, accrued liabilities and deferred revenue as a result of a reduction in costs and payments made.  The increase in inventory is primarily due to a purchase agreement for hardware related to a Roxio Consumer product.

Net cash used in investing activities was $0.4 million for the six months ended September 30, 2009 compared to net cash used in investing activities of $6.4 million for the six months ended September 30, 2008.  During the six months ended September 30, 2009, the Company made $0.4 million in purchases of fixed assets compared to $1.4 million during the same period in the prior year.  The decline in purchases is primarily a result of the Company’s cost reduction efforts.  The cash used in investing activities during the six months ended September 30, 2008 was primarily the result of the Company’s acquisition of SimpleStar Inc.’s assets for $5.0 million.

Net cash provided by financing activities was $0.2 million for the six months ended September 30, 2009 compared to net cash used in financing activities of $19.7 million for the six months ended September 30, 2008.  During the second quarter of fiscal year 2009, the Company permanently repaid the revolving credit facility of $20 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 7 – Contingencies and Commitments” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

ITEM 1A. RISK FACTORS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 6th day of November, 2009.

SONIC SOLUTIONS

/s/ David C. Habiger	November 6, 2009

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	November 6, 2009

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)