Form 10-K/A
period 2009-03-31
SONIC SOLUTIONS/CA/
filed 2010-02-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 72870

SONIC SOLUTIONS
 (Exact name of registrant as specified in its charter)

California	93-0925818
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Boulevard, Suite 300 Novato, California	94945
(Address of principal executive offices)	(Zip Code)

415-893-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

SONIC SOLUTIONS
TABLE OF CONTENTS

Explanatory Note	3
Exhibits and Financial Statement Schedules	4
Signatures	5

EXPLANATORY NOTE

Sonic Solutions (“Sonic”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 solely to file Exhibits 10.22 and 10.23 as exhibits to the Form 10-K/A.  Confidential portions of the exhibits have been omitted and filed separately under a confidential treatment request with the Securities and Exchange Commission.  Sonic has also included a revised Item 15 (Exhibits and Financial Statement Schedules) to reflect the filing of the exhibits in connection with this Amendment No. 1 on Form 10-K/A.  This amendment is not intended to update other information presented in Sonic’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as originally filed and all such other information in the original filing remains unchanged.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           3. Exhibits:

Exhibit
No.	Note	Title
3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(7)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
10.1	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.2	(13)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.3	(12)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.4	(12)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.5	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.6	(1)	Form of Indemnity Agreement
10.7	(3)	1998 Stock Option Plan (compensatory plan)
10.8	(9)	Sonic Solutions 2004 Equity Compensation Plan
10.9	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.10	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.11	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.12	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.13	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Stock Incentive Plan
10.15	(14)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.16	(15)	Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006
10.17	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger
10.18	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton
10.19	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely
10.20	(17)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris
10.21	(18)	Board of Directors Compensation Policy, effective as of June 12, 2008
10.22	*
General Terms and Conditions entered into as of August 18, 2005 between Registrant and Digital River, Inc., Reseller Agreement effective as of August 18, 2005 between Registrant and Digital River, Inc.‡ and Amendment No. 2 to Digital River Reseller Agreement entered into as of January 1, 2007 between Registrant and Digital River, Inc.‡

10.23	*
Distribution Agreement entered into as of March 28, 2002 between Registrant and Navarre Distribution Services, Inc.‡, Letter dated December 17, 2004 from Registrant to Navarre Distribution Services, Inc., Letter dated December 7, 2006 from Navarre Distribution Services, Inc. to Registrant, General Terms and Conditions for Consignment Programs Rider dated September 11, 2007 to Computer Software Distribution Agreement between Registrant and Navarre Distribution Services, Inc. and General Terms and Conditions for Digital Distribution Rider dated March 28, 2002 to Distribution Agreement between Registrant and Navarre Distribution Services, Inc.

21.1	**	List of subsidiaries

23.1	**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	**	Section 1350 Certification of Chief Executive Officer
32.2	**	Section 1350 Certification of Chief Financial Officer

‡	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
**	Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 1, 2009.
(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(8)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(9)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(10)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(11)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(12)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(13)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(14)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.
(15)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.
(16)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.
(17)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.
(18)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on February 5, 2010.

SONIC SOLUTIONS

By:	/s/ David C. Habiger

David C. Habiger President and Chief Executive Officer

By:	/s/ Paul F. Norris

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel