Form 10-Q
period 2009-12-31
SONIC SOLUTIONS/CA/
filed 2010-02-05
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 4, 2010
Common stock, no par value per share	30,499,396

SONIC SOLUTIONS
FORM 10-Q

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	2009
	December 31	March 31
ASSETS
Current assets:
Cash and cash equivalents	$56,511	$19,408
Restricted cash and cash equivalents	-	456
Accounts receivable, net of allowances of $3,342 and $2,072 at December 31, 2009 and March 31, 2009, respectively	11,436	14,874
Inventory	1,736	1,086
Prepaid expenses and other current assets	3,657	4,504
Deferred tax benefits	41	41
Total current assets	73,381	40,369
Fixed assets, net	1,993	2,851
Purchased and internally developed software costs, net	242	448
Goodwill	4,628	4,628
Acquired intangibles, net	16,264	16,556
Deferred tax benefits, net of current portion	30	21
Other assets	1,395	1,864
Total assets	$97,933	$66,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,180	$5,104
Accrued expenses and other current liabilities	25,305	26,964
Deferred revenue, current portion	6,709	6,875
Capital leases, current portion	124	130
Total current liabilities	37,318	39,073
Other long term liabilities, net of current portion	834	724
Deferred revenue, net of current portion	128	135
Capital leases, net of current portion	69	161
Total liabilities	38,349	40,093
Commitments and contingencies (Note 7)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	-	-
Common stock, no par value, 100,000,000 shares authorized; 30,496,146 and 26,593,647 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	198,498	163,121
Accumulated deficit	(137,460)	(135,076)
Accumulated other comprehensive loss	(1,454)	(1,401)
Total shareholders' equity	59,584	26,644
Total liabilities and shareholders' equity	$97,933	$66,737

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2009	2008	2009	2008
Net revenue	$26,392	$26,525	$77,975	$87,714
Cost of revenue	8,044	7,224	24,005	24,279
Impairment of intangibles	-	19,579	-	19,579
Gross profit (loss)	18,348	(278)	53,970	43,856

Operating expenses:
Marketing and sales	8,489	8,650	22,245	28,095
Research and development	5,784	8,861	19,024	31,116
General and administrative	4,673	6,672	13,689	18,571
Restructuring	(58)	1,110	508	2,651
Impairment of goodwill	-	56,174	-	56,174
Total operating expenses	18,888	81,467	55,466	136,607
Operating loss	(540)	(81,745)	(1,496)	(92,751)
Interest income	12	119	65	652
Interest expense	(105)	(13)	(122)	(737)
Other income (expense), net	177	(161)	(209)	(579)
Loss before income taxes	(456)	(81,800)	(1,762)	(93,415)
Provision for (benefit of) income taxes	(112)	29,316	619	25,035
Net loss	$(344)	$(111,116)	$(2,381)	$(118,450)

Net loss per share:
Basic and diluted	$(0.01)	$(4.27)	$(0.09)	$(4.47)

Shares used in computing net loss per share:
Basic and diluted	27,317	25,997	26,871	26,517

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,381)	$(118,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,782	5,165
Impairment of intangibles	585	19,579
Deferred taxes	-	23,762
Impairment of goodwill		56,173
Provision for returns and doubtful accounts, net of write-offs and recoveries	29	-
Loss on disposition of assets	22	33
Operating changes in restricted cash	456	(2)
Share-based compensation	1,761	1,615
Fair value of vested warrant shares issued for strategic relationship	1,149	-
Changes in operating assets and liabilities
Accounts receivable	3,409	5,919
Inventory	(650)	39
Prepaid expenses and other current assets	847	1,136
Other assets	(116)	(471)
Accounts payable	76	(463)
Accrued liabilities	61	(3,615)
Deferred revenue	(173)	(360)
Net cash provided by (used in) operating activities	6,857	(9,940)

Cash flows from investing activities:
Purchase of fixed assets	(497)	(1,546)
Additions to purchased and internally developed software	(37)	(111)
Acquisition of Simple Star, Inc. net	(1,000)	(5,046)
Acquisition of CinemaNow, Inc. net	(500)	(2,050)
Redemption of short term instruments	-	150
Redemption of long term instruments	-	900
Net cash used in investing activities	(2,034)	(7,703)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,026	312
Payments on bank credit facility	-	(20,000)
Principal payments on capital leases	(98)	(60)
Proceeds from stock offering, net	31,435	-
Net cash provided by (used in) financing activities	32,363	(19,748)
Effect of exchange rate changes on cash and cash equivalents	(83)	581
Net increase (decrease) in cash and cash equivalents	37,103	(36,810)
Cash and cash equivalents, beginning of period	19,408	61,955
Cash and cash equivalents, end of period	$56,511	$25,145

Supplemental disclosure of cash flow information:
Interest paid	$122	$618
Income taxes paid	$283	$443
Supplemental disclosure of non-cash transactions:
Cash holdback related to Simple Star, Inc. acquistion	$-	$1,000
Cash holdback related to CinemaNow, Inc. acquistion	$-	$1,187
Borrowings on capital leases	$-	$370
Original cost of fully depreciated fixed asset written off	$420	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Sonic Solutions
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position of Sonic Solutions (the “Company”) at December 31, 2009 and the results of operations and cash flows for the three and nine months ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The year-end condensed balance sheet data as of March 31, 2009 were derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), do not include all disclosures required by GAAP for complete financial statements.  Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of results that may be expected for the entire fiscal year.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the SEC on June 1, 2009 (the “Fiscal 2009 Form 10-K”).

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no impact on the Company’s net income or shareholders’ equity as previously reported. Unless otherwise indicated, all dollar amounts are in thousands except share and per share data. References to “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “fiscal year 2009” refers to the fiscal year ended March 31, 2009.  Other references to “years” mean calendar years.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standards documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. ASC is effective for interim and annual periods ending after September 15, 2009. The Company adopted the ASC in June 2009 and discloses the ASC prescribed topic numbering references on a primary basis.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting polices during the three and nine months ended December 31, 2009 compared to the significant accounting policies described in the Fiscal 2009 Form 10-K.

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

In April 2009, the FASB issued FASB Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: (i) ASC Topic 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in ASC Topic 820, Fair Value Measurements and Disclosures; (ii) ASC Topic 825, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures; and (iii) ASC Topic 320, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  ASC Topics 820, 825, and 320 are effective for interim and annual periods ending after June 15, 2009. All three ASC Topics must be adopted in conjunction with each other. The Company adopted all three ASC Topics for the period ended June 30, 2009. The adoption of these ASC Topics had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as ASC Topic 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies.  ASC Topic 805 addresses issues raised by preparers, auditors and members of the legal profession regarding initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in business combinations.  ASC Topic 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of ASC Topic 805 on the Company’s consolidated financial position, results of operations and cash flows will be dependent upon the nature, term and the size of any acquired contingencies.

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

In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for Accounting Standards Update (“ASU”) 2009-13 (formerly “EITF 08-1”), Revenue Arrangements with Multiple Deliverables, which will supersede the guidance in ASC 605-25 (previous authoritative guidance:  EITF 00-21, Revenue Arrangements with Multiple Deliverables).  ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available.  Additionally, this guidance eliminates the residual method of allocation.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In September 2009, the EITF issued its final consensus for ASU 2009-14 (formerly “EITF 09-3”), Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements, which amends the prior guidance to exclude tangible products that contain software and non-software components that function together to deliver the products’ “essential functionality” from the guidance on software revenue recognition.  The guidance is effective for fiscal years beginning after June 15, 2010; however, early adoption is permitted as of the beginning of an entity’s fiscal year.  Entities are required to adopt ASU 2009-13 and ASU 2009-14 concurrently.  The Company is in the process of determining the effect of the adoption of ASU 2009-14 and the impact, if any, that it may have on its results of operations or financial position.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature. The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes. The following table presents the Company’s assets measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market account (1)	$48,398	$48,398
Total	$48,398	$48,398

(1) Included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheet.

The Company has direct investments in privately held companies as of December 31, 2009 with a carrying value of $0.1 million included in Other Assets. These direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment.  If the Company determines that an other-than-temporary impairment has occurred, it writes down the investment to its fair value. The Company estimates fair value of its cost method investments considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and other readily available market data.

During the quarter ended September 30, 2009, the Company fully wrote-off one of its investments of $0.6 million in a privately held company.  The impairment was due to a decrease in revenue levels and projected operating performance.  There were no other impairments for the three and nine months ended December 31, 2009 relating to direct investments in privately held companies.

NOTE 4 – INVENTORY

Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market.  Reductions for excess and obsolete inventory are recorded based on an analysis of products on hand and sales trends.  The Company had finished goods of $1.7 million and $1.1 million at December 31, 2009 and March 31, 2009, respectively.  Finished goods inventory included inventory on consignment of $1.6 million and $1.0 million at December 31, 2009 and March 31, 2009, respectively.

NOTE 5 – PURCHASED, INTERNALLY DEVELOPED SOFTWARE COSTS, GOODWILL AND ACQUIRED INTANGIBLES

The following table presents the components of the Company’s capitalized software, intangible assets and goodwill (in thousands):

		December 31, 2009			March 31, 2009
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$4,628	-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,580	(3,338)	242	3,456	(3,008)	448
Internally developed software	3	-	-	-	33	(33)	-
Acquired technology	3-6	14,520	(14,266)	254	14,520	(14,210)	310
Customer lists	2-15	16,870	(14,962)	1,908	16,870	(14,729)	2,141
Trademarks	3	250	(248)	2	250	(247)	3
Trademark/brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$53,948	$(32,814)	$21,134	$53,857	$(32,227)	$21,630

The following table presents the activity of goodwill and other intangibles during the period from March 31, 2009 to December 31, 2009 (in thousands):

	March 31, 2009				December 31, 2009
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$-	$-	$-	$4,628
Purchased software	448	37	(7)	(236)	242
Acquired technology	310	-	1	(57)	254
Customer lists	2,141	-	1	(234)	1,908
Trademarks	3	-	-	(1)	2
Trademark/brand name	14,100	-	-	-	14,100
	$21,630	$37	$(5)	$(528)	$21,134

Acquired intangibles and purchased or internally developed software are amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization expense for intangibles was $0.1 million and $0.5 million for the three and nine months ended December 31, 2009, respectively.  Comparatively, amortization of intangibles was $0.9 million and $3.7 million for the three and nine months ended December 31, 2008, respectively.

Based on a combination of factors occurring during fiscal 2009, including the existing economic environment, market conditions and a decline in the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  The Company performed a preliminary impairment analysis and recorded an estimate for impairment of its intangible of $19.6 million and $56.2 million for goodwill during the three months ended December 31, 2008 related to the Company’s Roxio Consumer Products reporting segment.

The future annual amortization expense of definitive-lived intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2010 (remaining three months)	$136
2011	532
2012	375
2013	215
Thereafter	1,148
$2,406

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2009
	December 31	March 31
Commissions payable	$543	$461
Accrued compensation and benefits	3,256	3,353
Accrued professional services	1,184	1,901
Accrued marketing costs	845	686
Accrued sales returns and discounts	2,496	2,382
Accrued royalties	3,785	3,137
Accrued restructuring costs	452	910
Income tax liabilities	3,322	2,686
Other tax liabilities	8,242	8,410
Other accrued expense	1,180	3,038
Total accrued expenses and other current liabilities	$25,305	$26,964

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases, recognized on a straight-line basis, was approximately $1.0 million and $3.4 million for the three and nine months ended December 31, 2009, respectively.  Comparatively, rent expense under operating leases was approximately $1.3 million and $3.7 million for the three and nine months ended December 31, 2008, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases	Total Lease Obligations
2010 (remaining three months)	$1,421	$35	$1,456
2011	4,835	123	4,958
2012	1,646	31	1,677
2013	385	2	387
2014	55	2	57
	$8,342	$193	$8,535

Contingencies

From time to time the Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. ASC 450-20 Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable and the amount of the loss can be reasonably estimated. The Company recorded loss contingency reserves in the third quarter of fiscal 2010 of $0.3 million and $1.0 million during the third quarter of fiscal 2009, which have been included in general and administrative expenses.

Litigation Matters

On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors, premised on allegations concerning the granting of stock options by the Company and the alleged filing of false and misleading financial statements.  On March 21, 2008, plaintiffs filed a consolidated amended complaint on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint which alleges various violations of the Securities Exchange Act of 1934 and the rules thereunder.  The Company filed a motion to dismiss on November 25, 2008 and on April 6, 2009, the judge issued an order granting in part and denying in part the Company’s motion to dismiss, with leave to amend.  On May 8, 2009, plaintiffs filed a first amended class action complaint, alleging violations of §§ 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act.  In July 2009, the parties reached an agreement in principle to settle this action.  On October 15, 2009, the parties executed a stipulation of settlement providing for the creation of a settlement fund of $5 million to satisfy claims submitted by class members and to pay any attorneys fees awarded by the Court.  As part of the settlement, the Company’s Directors and Officers (“D&O”) liability insurers agreed to fund the settlement amount.  On December 2, 2009, the court preliminarily approved the settlement and set a final approval hearing date of April 8, 2010.

The Company’s D&O liability insurance, has covered, the legal fees and costs associated with the above legal action.  D&O insurance has paid legal fees of $0.7 million during fiscal 2010.

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

The Company, as permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity. In this regard, the Company has received requests for indemnification by certain current and former officers and directors in connection with its class action litigation described herein. The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enables it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Other

During the quarter ended June 30, 2009, the Company paid approximately $1.0 million related to the Simple Star acquisition holdback, and extinguished its obligation to pay the $0.5 million related to the CinemaNow acquisition holdback during the quarter ended December 31, 2009.  For additional information related to acquisition holdbacks, see Note 7 – “Acquisitions” to the Company’s Fiscal 2009 Form 10-K.

In the normal course of business, the Company enters into various purchase commitments for goods and services.  Total non-cancellable purchase commitments as of December 31, 2009 were approximately $1.4 million. The purchase commitments are related to contracts with royalty fees related to the Company’s Roxio Consumer products and CinemaNow business.

NOTE 8 – SHARE-BASED COMPENSATION

The Company recognizes share-based compensation expense ratably over the vesting terms of the underlying share-based awards. Share-based compensation expense for the three and nine months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended December 31, 30,		Nine Months Ended December 31,
	2009	2008	2009	2008
Marketing and sales	$225	$64	$561	$668
Research and development	36	97	202	216
General and administrative	398	227	998	731
	$659	$388	$1,761	$1,615

NOTE 9 – COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, for the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(344)	$(111,116)	$(2,381)	$(118,450)
Other comprehensive loss:
Unrealized loss	-	104	-	-
Foreign currency translation gains (losses)	(20)	307	(56)	522
Comprehensive loss	$(364)	$(110,705)	$(2,437)	$(117,928)

NOTE 10 – EARNINGS LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period. The diluted weighted average shares of common stock outstanding for the period using the treasury stock method includes the effect of dilutive potential common shares of unvested stock options, restricted stock units and warrants. The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net loss applicable to common shareholders	$(344)	$(111,116)	$(2,381)	$(118,450)

Denominator:
Weighted average number of common shares outstanding (1)	27,317	25,997	26,871	26,517
Effect of dilutive securities (2)	-	-	-	-
Diluted weighted average number of common shares outstanding	27,317	25,997	26,871	26,517

Basic and diluted net loss per share	$(0.01)	$(4.27)	$(0.09)	$(4.47)

Potentially dilutive securities (2)	865	5,823	2,433	5,770

(1)	Weighted average number of common shares outstanding excludes unvested stock options, restricted stock units, and warrants.
(2)
The potentially dilutive securities are excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2009 and 2008 because their effect would have been anti-dilutive.

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

The projected annual effective tax rate is calculated based on the tax on profitable foreign entities in accordance with ASC Topic 740-270-05 et. seq., Accounting for Income Taxes in Interim Periods.  The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2010 to be 42.3% compared to (27.1%) for the fiscal year ended March 31, 2009.  This projected fiscal year 2010 annual effective tax rate differs from the statutory federal rate of 35% primarily due to the tax rate differential on earnings in foreign jurisdictions.

During the three and nine months ended December 31, 2009, the Company recorded an income tax provision (benefit) of $(0.1) million and $0.6 million, respectively.  After considering discrete items, the effective tax rate for the nine months ended December 31, 2009 is (35.14%).  The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2009.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued during the nine months ended December 31, 2009 was not material.  The Company estimates that there will be no material changes in its uncertain tax positions in next twelve months.

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

NOTE 12 – SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING

Significant Customer Information

The following table shows the Company’s significant customers for the three and nine months ended December 31, 2009 and 2008 (in percentages):

	Percent of Total Net Revenue
	Three Months Ended December 31,		Nine Months Ended December 31,
Customers	2009	2008	2009	2008
Digital River	25%	23%	23%	22%
Navarre	20%	17%	21%	17%
Dell	11%	14%	13%	14%
Hewlett-Packard	11%	13%	12%	11%
Ingram	10%	6%	8%	6%

Net Revenues by Segment

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content). Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content: the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content. These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance. During the three and nine months ended December 31, 2009, the Company’s Roxio Consumer Products accounted for approximately 84% and 87%, respectively, of net revenue compared to 88% and 87%, respectively, for the three and nine months ended December 31, 2008.  During the three and nine months ended December 31, 2009 the Company’s Premium Content segment accounted for approximately 16% and 13%, respectively, of net revenue compared to 12% and 13%, respectively, for the three and nine months ended December 31, 2008.

The following tables show the net revenue attributable to the Company’s two reportable segments, operating results by segment, and revenue by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenues	2009	2008	2009	2008
Roxio Consumer Products (1)	$22,298	$23,469	$67,964	$75,959
Premium Content (1)	4,094	3,056	10,011	11,755
Total net revenues	$26,392	$26,525	$77,975	$87,714

(1)
The Company has reclassified certain revenue segment information in prior period financial tables to conform to the reorganization of the Company’s reportable business segments. The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Operating Losses by Segment (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Operating income (loss)
Roxio Consumer Products	$7,008	$(71,004)	$21,109	$(64,932)
Premium Content	(2,947)	(2,879)	(8,469)	(6,559)
Unallocated operating expenses	(4,601)	(7,862)	(14,136)	(21,260)
Total operating loss	$(540)	$(81,745)	$(1,496)	$(92,751)

Net Revenue by Geographic Location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Revenues	2009	2008	2009	2008
United States	$20,405	$20,261	$60,965	$63,672
Export
Canada	253	272	672	1,302
France	65	418	479	1,144
Germany	794	922	2,069	3,580
United Kingdom	1,020	1,007	2,445	2,502
Other European	496	475	1,734	2,060
Japan	1,411	1,936	5,358	9,672
Singapore	1,048	1,057	2,375	2,785
Taiwan	377	70	653	191
Other Pacific Rim	375	97	817	577
Other International	148	10	408	229
Total net revenue	$26,392	$26,525	$77,975	$87,714

The Company sells its products and services to customers categorized geographically by each customer’s country of domicile.  Domestic net revenue was $20.4 million and $20.3 million, and international net revenue was $6.0 million and $6.3 million for the three months ended December 31, 2009 and 2008, respectively.  Domestic net revenue was $61.0 million and $63.7 million, and international net revenue was $17.0 million and $24.0 million for the nine months ended December 31, 2009 and 2008, respectively.

NOTE 13 – RESTRUCTURING

Each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate. The associated accruals may be adjusted upward or downward upon the occurrence of future triggering events. Triggering events may include, but are not be limited to, changes in estimated time to sublease, sublease terms, rates, and income. Due to extended contractual obligations of certain leases and the volatility of commercial real estate markets, the Company could make future adjustments to these accruals. The following table summarizes certain restructuring expenses incurred by the Company (in thousands):

	June 2009		January 2009		October 2008		June 2008
	Restructuring		Restructuring		Restructuring		Restructuring
	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Severance & Related Costs	Facilities	Total
Balances, March 31, 2009	$-	$-	$177	$650	$8	$56	$22	$(3)	$910
Restructure accrual	272	-	-	-	-	-	-	-	272
Payments	-	-	(201)	(175)	(10)	(19)	-	-	(405)
Impact of exchange rate	-	-	24	8	2	(8)	4	3	33
Adjustments	-	-	-	303	-	-	(26)	-	277
Balances, June 30, 2009	272	-	-	786	-	29	-	-	1,087
Restructure accrual	58	-	-	-	-	-	-	-	58
Payments	(230)	-	-	(237)	-	(17)	-	-	(484)
Impact of exchange rate	-	-	-	(1)	-	-	-	-	(1)
Adjustments	-	-	-	(22)	-	-	-	-	(22)
Balances, September 30, 2009	$100	$-	$-	$526	$-	$12	$-	$-	$638
Restructure accrual	-	-	-	-	-	-	-	-	-
Payments	(28)	-	-	(86)	-	(12)	-	-	(126)
Impact of exchange rate	(2)	-	-	-	-	-	-	-	(2)
Adjustments	(58)	-	-	-	-	-	-	-	(58)
Balances, December 31, 2009	$12	$-	$-	$440	$-	$-	$-	$-	$452

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

During the first quarter of fiscal 2010, the Company initiated a restructuring plan to reduce its workforce and resulted in a restructuring charge of approximately $0.3 million related to one-time termination benefits.  During the second and third quarters of fiscal 2010, the Company made minor changes to its estimates related to one-time termination benefits on its June 2009 restructuring accrual.

NOTE 14 – EQUITY ISSUANCE

On October 29, 2009, the Company issued a warrant to purchase 668,711 shares of its common stock to a third party in connection with the entry of the Company and the third party into a strategic relationship agreement.  Under the terms of the warrant, which vests over a two year period, the holder is entitled to purchase shares of the Company’s common stock at $4.98 per share (the closing price of the Company’s common stock on the date of the warrant issuance).  The Company valued the warrant at $2.1 million using the Black Scholes valuation model at the time of the signing of the agreement.  The Black-Scholes valuation assumptions included: expected term of five years, volatility of 80.20%, and a risk free rate of 2.44%.  During the three months ended December 31, 2009, the Company recorded half of the value, representing the initial 50% vesting of the warrant, to equity and a promotional expense within Marketing and Sales operating expense.  At the time of signing, no revenue had been earned from the contract.  The remaining 50% vesting of the warrant will be recognized ratably over the vesting period of the warrant with the related expense recorded as contra revenue. The warrant was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2009, the Company issued 3,450,000 shares of common stock in an underwritten offering at a per-share public offering price of $9.70.  The Company received approximately $31.4 million in net cash proceeds after underwriting discounts and commissions and expenses, which will be used for working capital and general corporate purposes. Approximately $0.2 million has been estimated as offering expenses.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 5, 2009, the date the Company issued these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, statements regarding:  the markets for the Company’s products and services; macroeconomic conditions; consumer and business spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of the Fiscal 2009 Form 10-K.  Readers should carefully review the risk factors described in these filings and in other documents that the Company files from time to time with the SEC.

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

Roxio Consumer Products Segment

The Company’s Roxio Consumer Products segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  The Roxio Consumer Products segment offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy VHS to DVD, Easy LP to MP3, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.  These products are sold in a number of different versions and languages.  The Company distributes these products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores. The Company also markets the same “under the hood” technology that powers Roxio products to other companies who wish to build their own PC software products.

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

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere. The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways. The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives, as it faces evolving trends in the technology industry, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption, but they tend to evolve, mature and change rapidly.  For example, multiple DVD playback units (including set-top players, game consoles and PCs) are present in most households, but DVD sales are now falling as consumers have begun to embrace online alternatives, as well as new formats such as BD.  Sales of BD units and players have been growing at a rate comparable to that of standard definition DVD during the equivalent time periods in its life cycle, implying that BD is positioned to grow dramatically over the next several years, but the growth of the BD format has not yet fully compensated for the recent drop in DVD sales.  Other technological trends and events can also impact the demand for the Company’s digital media products and services.  For example, as new operating systems, such as Windows 7, are introduced, consumers are offered new tools for editing, formatting and burning digital media, and there are opportunities for software vendors such as the Company to provide products that are complementary to the new operating systems.

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

•
Digital Phone, Portable and Gaming Devices – Consumer usage of mobile phones, gaming consoles and portable CE devices, particularly those with high-end digital media capabilities, continues to increase worldwide.  The growing popularity of portable devices leads to greater demand for software products and services, such as those offered by the Company, that provide digital media management and functionality.

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

During fiscal 2009, the Company acquired the assets of Simple Star, Inc., a software and online service provider, and the assets of CinemaNow, Inc., a privately held online entertainment provider.  The Company has utilized the Simple Star assets to further its initiative to embrace web services as an important part of its consumer business, while the addition of the CinemaNow assets has assisted the Company in expanding its premium content product and service offerings.

Strategic Objectives

Enable Consumers to Buy and Play Premium Content Anywhere and at Anytime.  The Company believes that digital distribution of premium content will grow dramatically over the next few years, and that ultimately industry revenue from the digital distribution of premium content may surpass revenue from the sale and rental of premium content on optical media such as DVD and BD.  The Company has put substantial effort into its premium content initiatives, as it believes that this area may offer a strong opportunity for counterbalancing the recent decline in DVD sales and the adverse impact of that trend on the Company’s operating results.  As the digital content ecosystem continues to expand and evolve, the Company aims to make its products and services available through an increasing range of platforms, devices and partners, with the goal that the Company’s technology will represent a symbol of compatibility and a common point of interaction for consumers who want to enjoy Hollywood movies and other premium digital content anywhere and at anytime.

Develop and strengthen Roxio-branded products and services.  The Company seeks to build on the brand strength of its Roxio products and services by strengthening its relationships with OEMs and retail partners, while deepening its relationship with consumers by adding new products and services.  The Company continues to utilize its knowledge and expertise to develop and introduce products and services relating to new formats such as BD, and believes that these efforts will assist it in offsetting price pressure and declining sales associated with the DVD format.  Additionally, the Company plans to continue to enhance its Web-based offerings, add innovative solutions to its consumer product portfolio and extend the reach of the Roxio brand to a new audience of online users.

Outlook

While the recent global economic downturn and the maturation of the DVD format have adversely impacted the Company’s business and financial results during recent periods, the Company believes that the digital distribution of premium content is poised to enjoy commercial success, and that its Roxio CinemaNow and related initiatives provide it with a strategic opportunity to grow its business rapidly in this area.  The Company further believes that it is well positioned to capitalize on its strong brand name, consumer market position, and OEM relationships as digital media formats such as BD continue to evolve.  The Company has made significant strategic and financial progress during fiscal 2010 to bring costs in line with revenues while positioning the Company for revenue growth and margin improvement.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan, Singapore and remote offices in a number of locations around the world.  In the three months ended December 31, 2009 and 2008, approximately 77% and 76% of net revenue was attributable to domestic sales while 23% and 24% of net revenue was attributable to international sales, respectively.  In the nine months ended December 31, 2009 and 2008, approximately 78% and 73% of net revenue was attributable to domestic sales while 22% and 27% of net revenue was attributable to international sales, respectively.  In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates during the three months and nine months ended December 31, 2009 compared to those described in the Fiscal 2009 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the three and nine months ended December 31, 2009 and 2008, respectively (in percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenue	100%	100%	100%	100%
Cost of revenue	30%	27%	31%	28%
Impairment of intangibles	0%	74%	0%	22%
Gross profit (loss)	70%	(1)%	69%	50%

Operating expenses:
Marketing and sales	32%	33%	29%	32%
Research and development	22%	33%	24%	36%
General and administrative	18%	25%	18%	21%
Restructuring	(0)%	4%	1%	3%
Impairment of goodwill	0%	212%	0%	64%
Total operating expenses	72%	307%	72%	156%
Operating loss	(2)%	(308)%	(3)%	(106)%
Other income	1%	0%	(0)%	(1)%
Loss before income taxes	(1)%	(308)%	(3)%	(107)%
Provision for (benefit of) income taxes	(0)%	111%	1%	29%
Net loss	(1)%	(419)%	(4)%	(136)%

Net Revenue Comparison for the Three and Nine Months Ended December 31, 2009 and 2008

The following table provides a comparison of net revenue by segment (in thousands other than percentages):

	Three Months Ended December 31,
Net Revenues	2009	2008	Increase (Decrease)%
Roxio Consumer Products (1)	$22,298	$23,469	$(1,171)	(5)%
Premium Content (1)	4,094	3,056	1,038	34%
Net revenues	$26,392	$26,525	$(133)	(1)%

(1)
The Company has reclassified certain revenue segment information in prior period financial tables to conform to the reorganization of the Company’s reportable business segments. The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Net revenue decreased to $26.4 million for the three months ended December 31, 2009, from $26.5 million for the three months ended December 31, 2008. The decrease in net revenue for the three months ended December 31, 2009 included a decrease of $1.2 million or 5% in Roxio Consumer Products, which was offset by an increase of $1.0 million or 34% in Premium Content net revenue.  OEM bundling revenue within the Roxio Consumer Products segment decreased by $2.0 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes.  This decrease was partially offset by an increase in web store revenue of $0.6 million generated through the introduction of a new product and increases in certain unit average selling prices.

Services related to the Roxio CinemaNow initiative contributed $1.1 million to the increase in Premium Content revenue.  Additionally, technology licensing revenue from CE manufacturers in connection with contracts signed during the quarter contributed $0.6 million to the Premium Content revenue increase, but this was offset by a decrease in professional product revenue of $0.7 million due to the continued global economic weakness affecting consumer demand and corporate spending.

	Nine Months Ended December 31,
Net Revenues	2009	2008	Increase (Decrease)%
Roxio Consumer Products (1)	$67,964	$75,959	$(7,995)	(11)%
Premium Content (1)	10,011	11,755	(1,744)	(15)%
Net revenues	$77,975	$87,714	$(9,739)	(11)%

(1)
The Company has reclassified certain revenue segment information in prior period financial tables to conform to the reorganization of the Company’s reportable business segments. The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

Net revenue decreased to $78.0 million for the nine months ended December 31, 2009, from $87.7 million for the nine months ended December 31, 2008. The decrease in net revenue for the nine months ended December 31, 2009 included a decrease of $8.0 million or 11% in Roxio Consumer Products, and a decrease of $1.7 million or 15% in Premium Content net revenue.  OEM bundling revenue within the Roxio Consumer Products segment decreased by $4.2 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes.  Sales through the Company’s web store and retail channels decreased by $2.0 million as a result of global economic weakness affecting consumer demand and corporate spending.

Premium Content net revenue decreased due to a $3.6 million reduction in professional products revenue caused by a $2.7 million development contract recorded during the nine months ended December 31, 2008, for which there was no corresponding amount during the nine months ended December 31, 2009, along with the continued global economic weakness affecting consumer demand and corporate spending.  Also contributing to the decrease in Premium Content revenue was a $1.1 million reduction in technology licensing revenue from CE manufacturers caused by fewer development contracts and license renewals during fiscal year 2010.  The decrease in Premium Content net revenue was partially offset by $2.3 million generated through Roxio CinemaNow services and an increase of $0.6 million in content revenue related to the timing of the CinemaNow asset acquisition.

The following tables set forth a comparison of net revenues geographically for the fiscal periods ended December 31, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended December 31,
Net Revenues	2009	2008	Increase (Decrease)%
United States	$20,405	$20,261	$144	1%
Export
Canada	253	272	(19)	(7)%
France	65	418	(353)	(84)%
Germany	794	922	(128)	(14)%
United Kingdom	1,020	1,007	13	1%
Other European	496	475	21	4%
Japan	1,411	1,936	(525)	(27)%
Singapore	1,048	1,057	(9)	(1)%
Taiwan	377	70	307	439%
Other Pacific Rim	375	97	278	287%
Other international	148	10	138	1,380%
Net revenues	$26,392	$26,525	$(133)	(1)%

Domestic net revenue accounted for $20.4 million and $20.3 million, or 77% and 76% of total net revenue for the three months ended December 31, 2009 and 2008, respectively.  Domestic net revenue remained consistent period over period.  International net revenue accounted for $6.0 million and $6.3 million, or 23% and 24% of total net revenue for the three months ended December 31, 2009 and 2008, respectively.  The decrease in international net revenue includes $0.4 million in lower professional product sales in Japan caused by the global economic weakness, along with a $0.3 million decrease in OEM bundling sales within France.  These decreases were offset by a new $0.2 million technology licensing agreement in Taiwan, and a $0.1million increase in retail sales for Australia.

	Nine Months Ended December 31,
Net Revenues	2009	2008	Increase (Decrease)%
United States	$60,965	$63,672	$(2,707)	(4)%
Export
Canada	672	1,302	(630)	(48)%
France	479	1,144	(665)	(58)%
Germany	2,069	3,580	(1,511)	(42)%
United Kingdom	2,445	2,502	(57)	(2)%
Other European	1,734	2,060	(326)	(16)%
Japan	5,358	9,672	(4,314)	(45)%
Singapore	2,375	2,785	(410)	(15)%
Taiwan	653	191	462	242%
Other Pacific Rim	817	577	240	42%
Other international	408	229	179	78%
Net revenues	$77,975	$87,714	$(9,739)	(11)%

Domestic net revenue accounted for $61.0 million and $63.7 million, or 78% and 73% of total net revenue for the nine months ended December 31, 2009 and 2008, respectively.  The decrease in domestic sales included a reduction in OEM bundling revenue of $2.9 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, and sales through the Company’s web store, retail channels, and professional group decreased by $2.6 million as a result of global economic weakness. This decrease was partially offset by $2.3 million generated through Roxio CinemaNow services and an increase of $0.6 million in content revenue related to the timing of the CinemaNow asset acquisition.  International net revenue accounted for $17.0 million and $24.0 million, or 22% and 27% of total net revenue for the nine months ended December 31, 2009 and 2008, respectively.  The decrease in international net revenue included $2.7 million in 2008 revenue from a Japan professional development arrangement for which there was no corresponding amount during the nine months ended December 31, 2009.  Also contributing to the decrease was a $0.8 million reduction in web service sales from a German-based web store reseller upon the launch of the Company’s own online services offering.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables for the three and nine months ended December 31, 2009 and 2008, respectively (in percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	% of Total Net Revenues		% of Total Accounts Receivable		% of Total Net Revenues		% of Total Accounts Receivable
Customer	2009	2008	2009	2008	2009	2008	2009	2008
Digital River	25%	23%	15%	16%	23%	22%	15%	16%
Navarre	20%	17%	26%	29%	21%	17%	26%	29%
Dell	11%	14%	5%	5%	13%	14%	5%	5%
Hewlett-Packard	11%	13%	12%	3%	12%	11%	12%	3%
Ingram	10%	6%	8%	11%	8%	6%	8%	11%

During the three months ending December 31, 2009, Dell and Hewlett-Packard accounted for 11% and 11% of the Company’s net revenue compared to 14% and 13%, respectively, for the three months ending December 31, 2008.  During the nine months ending December 31, 2009, Dell and Hewlett-Packard accounted for 13% and 12% of the Company’s net revenue compared to 14% and 11%, respectively, for the nine months ended December 31, 2008.  The Company sells products to Dell and Hewlett-Packard pursuant to individual supplements, exhibits or other attachments that are appended to the standard terms and conditions we have negotiated with each of these customers.  These standard terms and conditions include provisions relating to the delivery of the Company’s products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach.  Under each agreement, the OEM has the sole discretion to decide whether to purchase any of the Company’s products.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The loss of Dell, Hewlett-Packard, or any other major customer, would have a material adverse effect on the Company if we were unable to replace that customer.

Revenue recognized from Digital River was pursuant to a reseller arrangement, and revenue recognized from Navarre was pursuant to distribution arrangement.  The Digital River agreement covers the electronic delivery of Company software and the creation and maintenance of the shopping cart process for the Company’s online stores; the Navarre agreement provides for both physical and electronic delivery, and under both consignment and direct sale models.  The Company provides products to Digital River and Navarre pursuant to agreements with standard terms and conditions including provisions relating to the delivery of the Company’s products, distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The agreements generally renew for one-year periods, subject to annual termination by either party as well as other termination provisions, such as termination for breach.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.

Cost of Revenue

Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products and services, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets. In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs. The following table reflects cost of revenue as a percentage of net revenue (in thousands other than percentages):

	Three Months Ended December 31,		2009 to 2008
	2009	2008	Increase (Decrease)	% Change
Roxio Consumer Products	$5,926	$5,825	$101	2%
Premium Content	2,118	1,399	719	51%
Cost of revenue	$8,044	$7,224	$820	11%

The Company’s overall cost of revenue as a percentage of net revenue increased 3% to 30% of net revenue for the three months ended December 31, 2009 from 27% for the three months ended December 31, 2008.  Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue increased 2% to 27% for the three months ended December 31, 2009 compared to 25% for the three months ended December 31, 2008.  The higher cost of revenue percentages were driven by a 4% increase in costs of revenue resulting from higher product costs, which included certain increased fixed third party licensing expense and changes in retail packaging, along with bundling certain promotional items with the Company’s products.  This was partly offset by a 3% decrease in costs of revenue caused by lower purchased technology amortization as a result of the $19.6 million impairment of intangibles recorded in the third quarter of fiscal 2009.

Premium Content cost of revenue as a percentage of Premium Content net revenue increased 6% to 52% for the three months ended December 31, 2009 compared to 46% for the three months ended December 31, 2008. The increase was due to $1.1 million in additional operational, royalty, and content costs associated with the acquired CinemaNow business.  This increase was partially offset by lower development contracts costs, along with a reduction in direct product costs related to a hardware product sold through the Professional Product Group during the three months ended December 31, 2008 for which there was no corresponding amount during the three months ended December 31, 2009.

	Nine Months Ended December 31,		2009 to 2008
	2009	2008	Increase (Decrease)	% Change
Roxio Consumer Products	$18,154	$21,547	$(3,393)	(16)%
Premium Content	5,851	2,732	3,119	114%
Cost of revenue	$24,005	$24,279	(274)	(1)%

The Company’s overall cost of revenue as a percentage of net revenue increased 3% to 31% of net revenue for the nine months ended December 31, 2009 from 28% for the nine months ended December 31, 2008.  Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue decreased 1% to 27% for the nine months ended December 31, 2009 compared to 28% for the nine months ended December 31, 2008.  The lower cost of revenue percentages were driven by a 4% decrease in costs of revenue caused by lower purchased technology amortization as a result of the $19.6 million impairment of intangibles recorded in the third quarter of fiscal 2009.  This was partly offset by a 2% increase in costs of revenue resulting from higher product costs, which included changes in retail packaging, along with bundling certain promotional items with the Company’s products.

 Premium Content cost of revenue as a percentage of Premium Content net revenue increased 35% to 58% for the nine months ended December 31, 2009 compared to 23% for the nine months ended December 31, 2008.  The increase was due to $3.8 million additional operational, royalty, and content costs associated with the acquired CinemaNow business.  This increase was partially offset by lower development costs due to fewer development contracts, along with lower warehousing fees based on the using a just-in-time production model in Japan for retail.

Operating Expenses for the Three and Nine Months Ended December 31, 2009 and 2008

Marketing and Sales

Marketing and sales expenses include salaries, benefits, sales commissions and share-based compensation expense for marketing and sales employees, promotions and incentive programs aimed to generate revenue such as advertising, and trade shows, travel related costs, and facility costs related to marketing and sales personnel. The following table reflects the marketing and sales operating expenses for the fiscal periods ended December 31, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Marketing and sales expenses	$8,489	$8,650	$(161)	$22,245	$28,095	$(5,850)
Percentage of net revenue	32%	33%	(1)%	29%	32%	(3)%

Marketing and sales expenses decreased by 2% or $0.2 million for the three months ended December 31, 2009 compared to the same period in the prior year, and 21% or $5.9 million for the nine months ended December 31, 2009 compared to the same period in the prior year.  As a percentage of net revenue, marketing and sales expenses decreased 1% and 3% for the three and nine months ended December 31, 2009, from 33% and 32% for the same respective periods in the prior year. The decrease for the three and nine month period ended December 31, 2009, as compared to the same periods in the prior year is due to the restructuring activities implemented during fiscal 2009 and 2010, related to headcount reductions, as well as  the ongoing cost containment efforts.

The decrease during the three months ended December 31, 2009 of $0.2 million compared to the same period in the prior year is due to a reduction of overall advertising and promotional expenses of $0.7 million, and a decrease in personnel related expenses of $0.6 million, which were offset by a $1.1 million non-recurring increase in promotional expense as a result of the issuance of a warrant during the fiscal quarter ending December 31, 2009.

On October 29, 2009, the Company issued a warrant to purchase 668,711 shares of its common stock to a third party in connection with the entry of the Company and the third party into a strategic relationship agreement.  Under the terms of the warrant, which vests over a two year period, the holder is entitled to purchase shares of the Company’s common stock at $4.98 per share (the closing price of the Company’s common stock on the date of the warrant issuance).  The Company valued the warrant at $2.1 million using the Black Scholes valuation model at the time of the signing of the agreement.  The Black-Scholes valuation assumptions included: expected term of five years, volatility of 80.20%, and a risk free rate of 2.44%.  During the three months ended December 31, 2009, the Company recorded half of the value, representing the initial 50% vesting of the warrant, to equity and a promotional expense within Marketing and Sales operating expense.  At the time of signing, no revenue had been earned from the contract.  The remaining 50% vesting of the warrant will be recognized ratably over the vesting period of the warrant with the related expense recorded as contra revenue. The warrant was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

The decrease in marketing and sales expense for the nine month period ended December 31, 2009, as compared to the same period in the prior year of $5.9 million reflects a decrease in advertising and promotions of $3.7 million, and a decrease in personnel and outside services of $3.3 million.  These decreases were offset by an increase in promotional expense of $1.1 million attributed to the stock warrant, as described above.

The Company expects to continue to invest in marketing and sales of its products and services to develop market opportunities and promote its offerings while continuing to monitor its needs to reduce operating expenses to align with the Company’s financial condition.

Research and Development

Research and development expenses include salaries, benefits, share-based compensation expenses for engineers, contracted development efforts, facility costs related to engineering personnel, and expenses associated with equipment used for development.  The following table reflects the research and development operating expenses for the fiscal periods ended December 31, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Research and development expenses	$5,784	$8,861	$(3,077)	$19,024	$31,116	$(12,092)
Percentage of net revenue	22%	33%	(11)%	24%	35%	(11)%

Research and development expenses decreased by 35% or $3.1 million for the three months ended December 31, 2009 compared to the same period in the prior year, and 39% or $12.1 million for the nine months ended December 31, 2009 compared to the same period in the prior year.  As a percentage of net revenue, research and development expenses decreased 11% for both the three and nine months ended December 31, 2009, from 33% and 35% for the same respective periods in the prior year. The decrease for the three and nine month period ended December 31, 2009, as compared to the same period in the prior year, reflects the results of the Company’s cost containment efforts, including the restructuring activities implemented during fiscal 2009 and fiscal 2010.

The $3.1 million decrease for the three month period ended December 31, 2009, as compared to the same period in the prior year, includes a decrease in personnel related expenses of $2.2 million and a decrease in associated research and development expenses of $0.9 million.  The $12.1 million decrease for the nine month period ended December 31, 2009, as compared to the same period in the prior year, includes a decrease in personnel expenses of $9.6 million, a decrease in facility costs of $1.0 million, and a decrease in associated research and development costs of $1.5 million.

The Company expects research and development costs to remain consistent as a percentage of net revenue during the remainder of fiscal 2010.

General and Administrative

General and administrative expenses include salaries, benefits, share-based compensation, outside consulting services, travel expenses, legal costs including loss contingency reserves, facility costs for finance, facilities, human resources, legal, information services and executive personnel.  The following table reflects the general and administrative operating expenses for the fiscal periods ended December 31, 2009 and 2008, respectively (in thousands other than percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
General and administrative expenses	$4,673	$6,672	$(1,999)	$13,689	$18,571	$(4,882)
Percentage of net revenue	18%	25%	(7)%	18%	21%	(3)%

General and administrative expenses decreased by 30% or $2.0 million for the three months ended December 31, 2009 compared to the same period in the prior year, and 26% or $4.9 million for the nine months ended December 31, 2009 compared to the same period in the prior year. As a percentage of net revenue, general and administrative expenses decreased 7% and 3% for the three and nine months ended December 31, 2009, from 25% and 21% for the same respective periods in the prior year. The decrease for the three and nine month period ended December 31, 2009, as compared to the same periods in the prior year, reflects the results of the Company’s cost containment efforts, including the restructuring activities implemented during fiscal 2009 and fiscal 2010.

The $2.0 million decrease in general and administrative expense for the three month period ended December 31, 2009, as compared to the same period in the prior year, includes a decrease in outside consulting services of $0.4 million, a decrease in personnel expenses of $0.6 million, and a $1.0 million decrease in loss contingency reserves.  The $4.9 million decrease for the nine month period ended December 31, 2009, as compared to the same period in the prior year, includes a decrease in personnel expenses of $2.4 million, a $1.4 million decrease in loss contingency reserves, a decrease of $0.5 million in stock option review expenses, and a decrease of $0.6 million in general administrative expenses, such as travel, office supplies, and depreciation.

The Company anticipates that general and administrative expenses will remain consistent as a percentage of net revenue during the remainder of fiscal 2010.

Restructuring Charges

Restructuring expenses consist primarily of one-time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.

Restructuring expense decreased 105% to negative $58 thousand for the three months ended December 31, 2009 from $1.1 million for the three months ended December 31, 2008.  During the nine months ended December 31, 2009, restructuring expense decreased 81% to $0.5 million from $2.7 million for the nine months ended December 31, 2008.  The decrease in restructuring expenses for fiscal 2010 is due to the fact that the Company has completed the several restructuring programs that it had implemented during fiscal 2009.  At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets.  The Company made a minor adjustment during the second and third quarter of fiscal 2010 to its estimates related to one-time termination benefits, resulting in a non-material decrease in overall restructuring expenses.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the nine months ended December 31, 2009 and 2008, respectively, was a tax expense of $0.6 million compared to a tax expense of $25.0 million in the prior period.  The reason for the difference is due to the effects of approximately $24.3 million in full valuation allowance recorded during the three months ended December 31, 2008 on deferred tax assets recorded in prior years.  The Company calculated its projected annual effective tax rate for fiscal 2010 to be 42.3% compared to (27.1)% for fiscal 2009.  This projected annual effective tax rate differs from the statutory federal rate of 35% due to the tax rate differential on earnings in foreign jurisdictions.

Goodwill and Intangibles Impairment

Based on a combination of factors occurring during fiscal 2009, including the existing economic environment, market conditions and a decline in the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  The Company performed a preliminary impairment analysis and recorded an estimate for impairment of its intangible of $19.6 million and $56.2 million for goodwill during the three months ended December 31, 2008 related to the Company’s Roxio Consumer Products reporting segment.

Non-Operating Income for the Three and Nine Months Ended December 31, 2009 and 2008

Interest Income and Interest Expense, Net

Interest income includes interest earned on cash balances and long-term investments.  Interest income was $12 thousand and $65 thousand for the three and nine months ended December 31, 2009 as compared to $0.1 million and $0.7 million for the corresponding periods of fiscal 2009.  The decline in interest income is related to a decrease in cash and cash equivalents held prior to the receipt of net cash proceeds from the issuance of common stock on December 16, 2009.

Interest expense relates to the finalization of a California sales tax audit in the three months ended December 31, 2009 and to the UBOC credit facility paid off on September 29, 2008 according to its terms, for the nine months ended December 31, 2008.  Interest expense was $0.1 million for the three and nine months ended December 31, 2009 as compared to $13 thousand and $0.7 million for the corresponding periods of fiscal 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents (in thousands other than percentages):

	December 31,	March 31,
	2009	2009	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$56,511	$19,864	$36,647	184%
Working capital	$36,063	$1,296	$34,767	2683%

As of December 31, 2009, the principal sources of liquidity include cash and cash equivalents of $56.5 million and net trade accounts receivable of $11.4 million. As of December 31, 2009, the Company had working capital of $36.1 million compared with working capital of $1.3 million at March 31, 2009.  On December 16, 2009, the Company issued 3,450,000 shares of common stock in an underwritten public offering at a per-share public offering price of $9.70.  The Company received approximately $31.4 million in net cash proceeds after underwriting discounts, commissions and offering expenses.  The increase in working capital includes an increase in cash from this offering.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of the Fiscal 2009 Form 10-K.

Statement of Cash Flows Discussion

	December 31,	December 31,
(in thousands other than percentages)	2009	2008	Inc (Dec)	Inc (Dec) %
Net cash provided by (used in) operating activities	$6,857	$(9,940)	$16,797	169%
Net cash used in investing activities	$(2,034)	$(7,703)	$5,669	74%
Net cash provided by (used in) financing activities	$32,363	$(19,748)	$52,111	264%

Net cash provided by operating activities was $6.9 million for the nine months ended December 31, 2009 compared to net cash used in operating activities of $9.9 million for the nine months ended December 31, 2008.  The significant increase in net cash flows from operating activities during fiscal year 2010 compared to the same period in fiscal year 2009 is due to the improvement from $17.0 million operating loss, excluding non-cash impairments of intangible assets of $19.6 million and $56.2 million for goodwill for the nine months ended December 31, 2008 to a $1.5 million operating loss for the nine months ended December 31, 2009. The overall improvement in operating income is largely due to the Company’s efforts to reduce operating expenses to align with its financial condition.

Net cash used in investing activities was $2.2 million for the nine months ended December 31, 2009 compared to net cash used in investing activities of $7.7 million for the nine months ended December 31, 2008.  Net cash used during the nine month period during fiscal 2009 was higher due to the Company’s acquisitions of Simple Star’s assets and CinemaNow assets during that period; no comparable acquisitions occurred during fiscal 2010.

Net cash provided by financing activities was $32.4 million for the nine months ended December 31, 2009 compared to net cash used in financing activities of $19.7 million for the nine months ended December 31, 2008.  During the second quarter of fiscal year 2009, the Company permanently repaid the revolving credit facility of $20 million.  During the third quarter of fiscal 2010, the Company sold 3,450,000 shares of stock for net proceeds (after deducting the underwriting discounts, commissions and offering expenses) of $31.4 million.  The shares of common stock were offered and sold pursuant to a base prospectus and related prospectus supplement, which have been filed with the SEC.

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

The Company’s market risk sensitive instruments were all entered into for non-trading purposes.  The Company does not engage in any hedging activities and does not use derivatives or equity instruments for cash investment purposes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 7 – Contingencies and Commitments” to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

ITEM 1A. RISK FACTORS.

Except as indicated below, there have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of the Fiscal 2009 Form 10-K.

Because a large portion of the Company’s revenue is from OEM customers, sales of its products are tied to OEM product sales.

A substantial portion of the Company’s revenue is derived from sales through OEM customers who bundle copies of our software with their products.  Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of Company products, which could in turn harm its business, financial condition and results of operations.  Moreover, sales of Company OEM products depend in large part on consumer acceptance and purchase of DVD players, BD players, DVD recorders, television sets and other digital media devices marketed by the Company’s OEM customers in PCs, CE devices, or on a stand-alone basis.  Consumer acceptance of these digital media devices depends significantly on the price and ease of use of these devices, among other factors.  If the demand for these devices is impaired, the Company’s OEM sales will suffer a corresponding decline.

The Company sells its products to OEMs pursuant to individual supplements or other attachments to standard terms and conditions the Company has negotiated with each of these customers.  These terms and conditions include provisions relating to the delivery of Company products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and its ownership of the products, its obligations to comply with law, confidentiality obligations, and indemnifications by the Company if it breaches its representations or obligations.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach and, in certain cases, the ability to terminate without cause with no or short notice.  Under each agreement, the customer has the sole discretion to decide whether to purchase any of the Company products.  Although the Company has maintained relationships with many of its OEMs for many years, if an OEM agreement with a major customer were terminated and the Company was unable to replace such relationship, its business and results of operations would suffer.

In addition, the Company relies on reports prepared by OEM customers to determine the results of our sales of products through these OEM customers.  If the OEM customers prepare inaccurate or substandard sales reports, we may be required to take corrective actions, including auditing current and prior reports. Such corrective actions may result in a negative impact on our business or our reported results.

The Company’s reliance on a limited number of suppliers for its manufacturing makes it vulnerable to supplier operational problems.

The Company outsources the manufacturing of its consumer software products to two primary suppliers, who provide services such as parts procurement, parts warehousing, product assembly and supply chain services.  Any disruption in the operations of these suppliers, or any product shortages or quality assurance problems could increase the costs of manufacturing and distributing the Company’s products and could adversely impact its operating results. Moreover, although the Company believes there is significant competition in the manufacture of consumer software products, if these suppliers cease to perform or fail to perform as the Company expects, the Company could face potentially significant delays in engaging substitute suppliers and negotiating terms and conditions acceptable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held at the Company’s headquarters at 7250 Redwood Blvd., Suite 300, Novato, California on October 28, 2009. Out of 26,743,539 shares of Common Stock (as of the record date of September 20, 2009) entitled to vote at the meeting, 24,515,698 shares were present in person or by proxy.  The following proposals were considered:

Proposal I

At the meeting the following directors were elected by the number of affirmative votes set opposite their respective names:

Name	Number of Shares For	Number of Shares Withheld
Robert J. Doris	17,231,614	7,284,084
Robert M. Greber	15,691,551	8,824,147
R. Warren Langley	15,972,307	8,543,391
Peter J. Marguglio	16,014,985	8,500,713
Mary C. Sauer	16,944,954	7,570,744

Proposal II

The proposal to approve the amendment and restatement of the Company’s 2004 Equity Compensation Plan was not approved, with the following votes cast:

Votes For	Votes Against	Votes Abstained	Non-Votes
4,946,842	14,384,989	26,573	5,157,294

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 5th day of February, 2010.

SONIC SOLUTIONS

/s/ David C. Habiger	February 5, 2010

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	February 5, 2010

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)