Form 10-K
period 2010-03-31
SONIC SOLUTIONS/CA/
filed 2010-06-07
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Global Select Market on September 30, 2009) was approximately $141.0 million.  Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock on June 3, 2010 was 30,636,131.

DOCUMENTS INCORPORATED BY REFERENCE:  None

SONIC SOLUTIONS
TABLE OF CONTENTS

PART I

Additional Information

References in this Annual Report on Form 10-K (“Annual Report”) to the “Company,” “Sonic,” “it,” or “its” mean Sonic Solutions together with its subsidiaries, except where the context otherwise requires.  Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2010, unless otherwise specifically noted.  References to “FY” or “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “FY 2010” and “fiscal year 2010” each refer to the fiscal year ended March 31, 2010.  Other references to “years” mean calendar years.  This Annual Report includes references to certain Company trademarks and registered trademarks.  Products or service names of other companies mentioned in this Annual Report may be trademarks or registered trademarks of their respective owners.

Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Important factors that could cause such differences include, but are not limited to:  the continuing negative impact of current macroeconomic conditions on consumers and associated impact on their ability and inclination to spend on leisure and entertainment-related activities and related software and electronics; the Company’s ability to adapt to rapid changes in technology and consumer preferences, and to cost-effectively develop and introduce new and enhanced products and services; competitive pressures on the Company’s products and services, both from large established competitors with greater technological and financial resources than the Company possesses, and from smaller companies that are able to compete effectively through low-cost Internet sales of their software products and services; changes in operating results, requirements or business models of the Company’s original equipment manufacturer (“OEM”) or other major customers; the Company’s ability to successfully introduce and profitably run its RoxioNow initiative, a business with which it has had limited experience, which is dependent on third parties for premium content selection and delivery services, and which may give rise to legal exposure and other business risks; expenses and issues associated with qualifying and supporting the Company’s products on multiple computer platforms and in developing products and services designed to comply with industry standards; issues impacting third parties who supply the Company with services and operate its web store, as well as retailers, resellers and distributors of its products and services; risks associated with international operations, including risks related to currency fluctuations, as well as to the Company’s extensive software development work in China; changes in product and service offerings that could cause the Company to defer the recognition of revenue, thereby harming operating results; the Company’s ability to maintain sufficient liquidity and continue to fund capital needs; the loss of key management personnel; risks related to the proposed merger with DivX, Inc. (“DivX”), including (i) the parties may not obtain the requisite shareholder or regulatory approvals for the transaction; (ii) the anticipated benefits of the transaction may not be realized; (iii) the parties may not be able to retain key personnel; (iv) the conditions to the closing of the transaction may not be satisfied or waived; and (v) the impact of general economic conditions on the businesses and results of operations of the two companies; risks related to acquisition and integration of acquired businesses, assets, personnel and systems generally; costs associated with litigation, patent prosecution, intellectual property and other claims; changes in effective tax rates; and earthquakes, natural disasters and other unexpected events.  Factors that could cause actual results or conditions to differ from those anticipated by forward-looking statements include those more fully described below under Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  All forward-looking statements included in this Annual Report are based on information available to the Company as of the date of filing of this Annual Report, and the Company assumes no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.  Business

General

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, OEMs, businesses, high-end professional optical disc authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronics (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with a wide range of PC and CE operating systems, development environments, and proprietary platforms.

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

The Company was incorporated in California in 1986 and completed its initial public offering in 1994.  Its principal executive headquarters are located at 7250 Redwood Blvd., Suite 300, Novato, California 94945.  Its telephone number is (415) 893-8000, and its corporate web address is www.sonic.com.

Proposed Acquisition of DivX

On June 1, 2010, the Company and DivX entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DivX and the Company will combine their businesses through the merger of DivX with a newly formed, wholly owned subsidiary of the Company (the “DivX Acquisition”). At the effective time of the DivX Acquisition (the “Effective Time”), each share of DivX common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash.  The Merger Agreement contains customary representations, warranties and covenants of the Company and DivX including, among others, covenants (1) to use commercially reasonable efforts to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition, (2) not to engage in specified types of transactions during such period, and (3) not to solicit proposals relating to alternative business combination transactions or, subject to specified exceptions, enter into discussions or provide confidential information in connection with proposals for alternative business combination transactions.

The Company’s and DivX’s obligations to consummate the DivX Acquisition are subject to the satisfaction or waiver of customary conditions, including (1) requisite approvals of their respective shareholders, (2) the absence of any law or order prohibiting the consummation of the DivX Acquisition, (3) the declaration by the U.S. Securities and Exchange Commission (the “SEC”) of the effectiveness of the registration statement relating to the shares of Sonic Solutions common stock to be issued to DivX stockholders pursuant to the Merger Agreement, (4) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (5) the absence of any material adverse effect with respect to either party during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition.  In addition, each party’s obligation to consummate the DivX Acquisition is subject to other specified customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and (b) material compliance by the other party with its covenants.

The Merger Agreement provides each of the Company and DivX with specified termination rights.  If the Merger Agreement is terminated under circumstances specified in the Merger Agreement, DivX will be required to pay the Company a termination fee of $8.35 million.  See Item 1A, “Risk Factors” for a discussion of the risks associated with our failure to close the DivX Acquisition and factors that impact our ability to successfully integrate DivX’s operations into our existing business.

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

Roxio Consumer Products Segment

The Roxio Consumer Products segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  The Roxio Consumer Products segment offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy LP to MP3, Easy VHS to DVD, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.  These products are sold in a number of different versions and languages.  The Company distributes these products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the core technology that powers Roxio products to other companies who wish to build their own PC software products.

Sales and Distribution; Markets

Most Roxio products are sold in a number of different versions and languages.  The Company distributes Roxio products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the core technology that powers Roxio products to other companies who wish to build their own PC software products.

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

The Company’s OEM customers include Roxio software as a value-added offering for their customers and often pay the Company a royalty on each copy of the software shipped with their products.  Typically the royalty paid is only a small fraction of the retail price for the Company’s software.  The Company enters into bundling arrangements because they generate revenue for the Company as well as create a large installed base of customers to whom it can sell upgraded, enhanced or different versions of its products and services.  Many of the Company’s bundle deals permit it to capture customer registrations or to invite the customer to click-through to the www.roxio.com web site where it can offer additional products for sale directly.

The Company also has non-traditional bundling programs with some of its OEM customers, under which the Company reduces or eliminates the royalty due to it when a copy of its product is shipped by the OEM.  In return the OEM actively promotes the purchase of an enhanced version of the bundled product, either at “point of sale” (that is, the point at which end-user customers purchase a PC or other device) or after point of sale.  The resulting revenues are split between the Company and the OEM.

The Company usually does not provide end-user support as part of its bundling arrangements, instead relying on OEMs to support the end-user customers.  The Company typically does provide “second line” support to OEMs to back up their “first line” support of the Company’s products to their consumer customers.

The Company maintains an engineering and delivery staff that concentrates on OEMs.  OEM customers tend to be very sensitive to product quality and stability, and usually are focused on providing their end-user customers with a simple and trouble-free experience.  They often demand significant customization of Roxio products to meet their particular requirements.  OEMs, particularly those with high volume businesses, require strict adherence to the release schedules of their product lines.

Volume Licensing

The Company licenses Roxio applications software for use by corporate and institutional organizations on populations of in-house computing devices.  In many ways, volume licensing resembles the Company’s OEM business:  there is a single point of sale for a large number of copies of its software; the price per copy is usually set at a significant discount from retail price; often a single copy of its software is provided that the volume license customer then replicates for internal deployment.  Volume license customers also tend to be highly focused on product quality and stability as well as on a simple and trouble-free user experience.

Web Store

The Company makes its products available through web-based retail sites in North America, Europe and Japan.  These retail sites are operated by third party resellers.  Under these arrangements, the Company’s reseller partners typically maintain Company-branded sites, provide the infrastructure to handle secure purchase transactions, and deliver the product (whether via web download or physical fulfillment).  The Company’s web store sales constituted approximately 23%, 22% and 22% of total net revenues for fiscal years 2010, 2009 and 2008, respectively.  For additional information see Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report.

Retail Channel

The Company distributes Roxio products through a large number of traditional physical retail stores as well as catalog and web stores.  The Company promotes its products in the retail channel through a variety of techniques, including rebates, advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events.  The Company’s retail products are often distributed through distributors.  These distributors handle inventory, shipment to particular retail locations, and product returns and stock rotation as required by the Company’s retail resellers.

Technology Licensing

The Company also markets the core technology that powers Roxio products to other companies who wish to build their own PC software products.  The Company often markets this technology under the AuthorScript and CinePlayer brand names.  The Company packages this software with an “application programmer’s interface”; that is, a software interface that enables other companies’ software engineers to access the Company’s processing technology and easily integrate it with their own software applications.  The Company’s technology licenses have a variety of structures:  (i) software bundling type arrangements in which it receives a royalty on every unit of its software shipped; (ii) annual or one-time license fees; (iii) custom development work for which the Company receives payment, and (iv) broad development relationships through which the license partner receives source-level access and rights to participate with the Company in one or more of its ongoing development programs.

Manufacturing and Suppliers

The Company outsources the manufacture of its Roxio products for physical delivery through retail and web store channels.  HP Software Publishing is currently the Company’s primary supplier providing services such as parts procurement, parts warehousing, product assembly and supply chain services.  These services are provided to the Company from two primary HP locations:  Andover, Massachusetts, servicing North America; and Galway, Ireland, servicing Europe.  Production services and supply chain logistics for Asia and the Pacific Rim are serviced by ModusLink, Taipei.  HP and ModusLink are non-exclusive suppliers.

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

Competitive Environment

The market for the Company’s Roxio consumer products and services is very competitive.  A number of large and small companies produce video editors, photo editors, backup solutions and other products and services that compete with those of the Company’s.  The Company’s digital media products, including optical disc playback, authoring and video editing, are in direct competition for strategic relationships with PC and CE OEMs, software companies, online services companies and technical developers.  Many of the Company’s competitors have greater technical and financial resources than the Company does.  Some of the Company’s products and services provide features and technical capabilities that are generally comparable to higher priced products offered by larger competitors.

Segment Information

The Roxio Consumer Products segment accounted for approximately 86% of net revenue for fiscal year 2010.  See Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for a summary of the Company’s financial data by business segment, geography and customer concentration.

Premium Content Segment

The Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  As part of this segment, the Company also sells, rents and distributes premium entertainment content to consumers over the Internet under RoxioNow branding (in this Annual Report, this service may be referred to as the “RoxioNow Service”).  Also within this segment, the Professional Products Group offers software under the Scenarist, CineVision, and DVDit product names as well as under the Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, and licenses intellectual property, including patents.

RoxioNow Service

The Company has partnered with major retailers such as Best Buy and Blockbuster, offering its RoxioNow Internet delivery platform for the sell-through or rental of premium content.  The RoxioNow Service library contains thousands of digital assets, including content from 20th Century Fox, Walt Disney Co., DreamWorks Animation SKG, MGM, Miramax, NBC Universal, Sony, Warner Bros. and Lions Gate Entertainment, which content includes major Hollywood hits, feature-length films, television episodes, short films, and music concerts.  This premium content is available for electronic sell-through (“EST” or download to own), rental (video-on-demand or “VOD” ) and DVD burning using Qflix technology.

Professional Products

The Professional Product Group develops, sells, and supports a range of comprehensive authoring solutions that enable commercial content owners such as major Hollywood motion picture studios to create and distribute high-end commercially released digital media titles in DVD, BD and other formats to mass consumer markets worldwide.  The Company’s professional products include its Scenarist branded high-end authoring applications, its Scenarist Publisher template-based authoring solutions, CineVision encoding systems, and easy-to-use DVDit and DVDit Pro HD authoring solutions.  The Company’s professional software solutions support video and audio encoding, authoring, playback emulation, multiplexing (combining navigation programming with content elements to produce finished disc images), and automated, customizable workflow processing.

Qflix

The Company offers its Qflix intellectual property and technology licensing program for the application of Content Scrambling Systems (“CSS”) to recordable DVD.  CSS is the standard protection mechanism used in essentially all DVD players and on the majority of commercial, replicated DVDs.  The Qflix program provides branding and certification for CSS recordable drives, CSS recordable media, and related components, and licenses key patents.  The Qflix program enables content owners to manufacture and deliver industry-standard copy-protected DVDs directly to consumers on demand replacing the traditional costs associated with DVD manufacturing, distribution and inventory with internet distribution, which can be located in retail establishments, or on a consumer’s PC or set-top box, as well as other manufacturing facilities.  Under the Qflix program, retailers and content owners are able to make a broader selection of DVD titles available to consumers without having to manage a large stock of physical inventory, and consumers are able to create their own personal DVDs of premium content at home.

Technology Licensing

The Company licenses its technology to CE device manufacturers, including companies that make the integrated circuits used by equipment manufacturers.  The customers and agreements for this business are similar to those for the technology licensing business engaged in by the Company through its Roxio consumer segment.

Patent Program

The Premium Content segment also includes the Company’s patent management and commercialization program.  Under the patent program the Company identifies patentable ideas that arise in the course of its internal development operations, assesses and acquires patents as part of its business acquisitions, and assesses and may acquire patents and patent portfolios from other companies, although it has not made an acquisition of separate patents or patent portfolios to date.  The Company’s patent program is designed to generate revenues by granting limited licenses to patents directly to other companies or consortia, licensing the use of patents in connection with licenses of its applications software or software technology, including patents in patent pools associated with industry standard formats, and selling or licensing patents to other companies for exploitation.  Under appropriate circumstances and in order to protect its intellectual property, the Company may bring legal proceedings against third parties who infringe its patents.

Sales and Distribution; Markets

The Company sells its professional products through a field sales force in combination with a network of specialized professional audio/video dealers.  As of March 31, 2010, the Company employed 18 people in its field sales organization for Premium Content professional products.  Sales personnel are based in the Company’s headquarters in Novato, CA as well as its offices in Santa Clara, CA, Burbank, CA, London, England and Tokyo, Japan.  The Company’s professional products are mainly sold to the high-end film and video post-production facilities that process and prepare audio, video and film content for delivery across a variety of broadcast, broadband and mobile playback platforms.  The titles authored by its professional customers consist primarily of major feature film, entertainment, and educational programs as well as business-to-business and business-to-consumer content.  The Company’s professional customers range in size from relatively small organizations with few employees to major content creation facilities with thousands of employees.

The Company offers its RoxioNow Service directly through websites and, increasingly, through third party partners who offer the service through their own websites, through PCs and through CE devices.  To the extent that the Company offers the RoxioNow Service through PC and CE OEMs, its distribution relationships are similar to, and often overlap with, the OEM relationships that it establishes through the Roxio consumer segment.

Competitive Environment

A number of companies offer products and services that compete with some or all of the Company’s premium product and service offerings.  The Company’s RoxioNow Service, in particular, faces a wide range of competition from other companies seeking to position themselves strategically as the digital distribution of Hollywood movies and other premium content grows in scope and importance.  Significant competition exists from well-established traditional premium content distribution channels, including retailers that rent, sell or trade DVDs and games, cable and satellite VOD services, and other in-home entertainment.  Consumers have a variety of vendor choices and multiple distribution options for premium content consumption, and the Company believes that this competition will increase over the coming years as the proliferation of digital delivery continues.  Some of the Company’s competitors have greater financial or organizational resources and/or greater familiarity than the Company does with certain technologies.

Segment Information

The Premium Content segment accounted for approximately 14% of net revenue for fiscal year 2010.  See Note 6, “Significant Customer Information, Segment Reporting and Geographic Information,” to the Consolidated Financial Statements included in this Annual Report for a summary of the Company’s financial data by business segment, geography and customer concentration.

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

The Company owns or licenses many patents and has a number of patent applications pending in the United States and foreign countries.  The status of software and business method patent protection has been in flux.  On the one hand, there has recently been a trend on the part of patent authorities to grant patents in audio and video processing techniques and, in particular, for software based techniques, with increasing liberality.  On the other hand, there has been an increasing tendency on the part of some courts to invalidate patents granted by the patent authorities (for example, in the case of KSR v. Teleflex (April 2007), the U.S. Supreme Court enunciated a new standard of “obviousness” that may call into question many patents granted under the recent, liberal patent regime).  Given the general confusion and imprecision in this area, the Company believes that it is possible that some of its present or future products or services might be found to infringe issued or yet to be issued patents, and it is almost certain that the Company will be asked by patent holders to respond to infringement claims.  If such patents were held to be valid, and if they covered a portion of the Company’s technology for which there was no ready substitute, the Company might suffer significant market and financial losses.

The Company has endeavored to reduce its risk to some extent by means of contractual provisions.  For example, in the case of low revenue-per-copy bundling agreements with OEM customers, the Company typically attempts to limit any indemnity it provides relating to infringement.  However, not all of the Company’s OEM customers are willing to agree to the terms that the Company seeks, and, even if they agree, there is no assurance that such limitations will in fact reduce the Company’s exposure to liability.

The Company relies to a great extent on the protection the law gives to trade secrets to protect its proprietary technology.  The Company policy is to request confidentiality agreements from all of its employees and key consultants, and it regularly enters into confidentiality agreements with other companies with whom the Company discusses its proprietary technology, financial issues, business opportunities and other confidential matters.  Despite trade secret protection, the Company cannot be certain that third parties will not independently develop the same or similar technologies, or whether third parties will improperly disclose or use Company technologies.

Seasonal Trends

The Company’s software product sales have historically followed a seasonal trend, with sales being typically higher in the December and March quarters.  Due to adverse global economic conditions, this normal seasonality was not pronounced during fiscal years 2009 and 2010.

Research and Development

The Company’s research and development staff is located principally at its headquarters in Novato and Santa Clara, California, and in Shanghai and Hangzhou, China, as well as San Luis Obispo, California and Wayne, Pennsylvania.  The Company typically hires research and development personnel with backgrounds in digital audio signal processing, digital video image processing, distributed networking and computer systems design.  For information regarding research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report.

Employees

As of March 31, 2010, the Company had approximately 490 full-time employees.  The total included 99 employees engaged in sales and marketing, 290 engaged in research and development and the remaining 101 engaged in general and administration.  As of March 31, 2010, the Company had approximately 229 employees in North America, 16 employees in Europe, and 245 employees in Asia.  The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, and sales and marketing personnel.  None of the employees are subject to collective bargaining agreements.  The Company believes relations with employees are good.

Available Information

The Company’s corporate website is www.sonic.com.  The Company makes available free of charge, on or through its website, this Annual Report, quarterly reports on Form 10-Q, and previous annual reports on Form 10-K, current reports on Form 8-K and amendments to those reports, if any, and any other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC.  Information contained on any of the Company’s websites is not a part of this Annual Report.

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC.  You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 100 F Street, N.W., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for more information on the Public Reference Room.  The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC.

Item 1A.  Risk Factors

The following are certain risk factors that could affect the Company’s business, financial results and results of operations and its stock price.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.  You should carefully consider the following risk factors as well as those in other documents the Company files with the SEC.  The risks and uncertainties described below are not the only ones the Company may face.  Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business operations.

Adverse global economic conditions may continue to negatively affect the Company’s business, results of operations, and financial condition.

Adverse global economic conditions have had, and may continue to have, a negative impact on consumers and limit their ability and inclination to spend on leisure and entertainment related products and services.  If demand for the Company’s products and services further decreases, as a result of economic conditions or otherwise, the Company’s financial condition would be adversely impacted.

The recent financial downturn and continuing financial market volatility may continue to negatively affect the Company’s business, results of operations, and financial condition.

The recent global economic downturn and continuing financial market volatility have resulted in tight credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets.  These factors could lead to a number of follow-on effects on the Company’s business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the Company’s products and services; increased expense or inability to obtain financing for the Company’s operations or other business plans.

The Company was not profitable in fiscal years 2010, 2009 and 2008, and there can be no assurance that the Company will generate net income in future periods.

The Company experienced net losses for fiscal years 2010, 2009 and 2008, and there can be no assurance that the Company will be cash flow positive or generate net income in fiscal year 2011 or future years.

Rapid changes in technology and consumer preferences may adversely affect the Company’s operating results.

The market for the Company’s products and services is characterized by rapid technological change.  The Company may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors.  The Company’s operating results may fluctuate significantly as a result of a variety of factors, many of which are outside its control.  These factors include:

•	fluctuations in demand for, and sales of, the Company’s products and services;

•	introduction of new products and services by the Company or its competitors;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders for and shipments of the Company products;

•	changes in the mix of products and services that the Company sells and the resulting impact on its gross margins;

•	changes in the terms of the Company’s licensing, distribution and other agreements;

•	costs associated with litigation and intellectual property claims; and

•	general adverse economic and financial market conditions as noted above in these risks.

The Company’s operating expenses are based on its current expectations of its future revenues and are relatively fixed in the short term.  Customer purchasing behavior can be difficult to forecast, and if the Company has lower revenues than expected, it may not be able to quickly reduce its expenses in response.  As a consequence, the Company’s operating results for a particular quarter could be adversely impacted.

The Company must develop and introduce new and enhanced products in a timely manner to remain competitive.

To compete successfully in the markets in which the Company operates, it must develop and sell new or enhanced products and services that provide increasingly higher levels of performance and reliability.  As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the initial prices that the Company may negotiate in an effort to bring its products and services to market may prove to be higher than those ultimately offered to other licensees, putting the Company at a competitive disadvantage.  Further, if new formats and technologies prove to be unsuccessful or are not accepted for any reason, there may be limited demand for the Company’s products or services.  The products and services that the Company is currently developing or intends to develop may not achieve feasibility or be accepted by the market, and if the Company is unable to recover the costs associated with its research and development activities, it may adversely impact the Company’s business, financial condition and results of operations.

The Company relies on distributors, resellers and retailers to sell its products, and disruptions to these channels would affect adversely the Company’s ability to generate revenues from the sale of its products.

The Company sells its retail consumer software to end-users via retail channels through its network of distributors and resellers, and relies on two distributors for a significant portion of sales.  Any decrease in revenue from these distributors or the loss of one of these distributors and the Company’s inability to find a satisfactory replacement in a timely manner could negatively impact its operating results.

Moreover, the Company’s failure to maintain favorable arrangements with its distributors and resellers may adversely impact its business.  For example, the Company’s distributors and resellers and the retailers who sell the Company’s software to the public also sell products offered by the Company’s competitors.  If the Company’s competitors offer its distributors, resellers or retailers more favorable terms, those distributors, resellers or retailers may de-emphasize, fail to recommend or decline to carry the Company products.  If Company’s distributors, resellers or retailers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, the Company’s sales could be impacted negatively.  Further, if the Company reduces the prices of its products, the Company may have to compensate its distributors, resellers or retailers for the difference between the higher price they paid to buy their inventory and the new lower prices of the Company’s products.  In addition, the Company is exposed to the risk of product returns from distributors, resellers or retailers through their exercise of contractual return rights.  If direct sales to customers through the Company’s web-based channels increase, the Company’s distributors, resellers and retailers may suffer decreased sales as a consequence.  These changes may cause the Company’s distributors, resellers or retailers to cease distribution of its products or seek more favorable terms, either of which could seriously harm the Company’s business.

Because many of the Company’s products are designed to comply with industry standards, to the extent the Company cannot distinguish its products from those produced by its competitors, its current distributors and customers may choose alternate products or choose to purchase products from multiple vendors.  The Company may be unable to compete effectively if it cannot produce products more quickly or at lower cost than its competitors.

The Company cannot provide any assurance that the industry standards for which the Company develops new products will allow it to compete effectively with companies possessing greater financial and technological resources than the Company has to market, promote and exploit sales opportunities as they arise in the future.  Products that are designed to comply with standards may be viewed as interchangeable commodities by certain customers.  The Company may be unable to compete effectively if it cannot produce products more quickly or at lower cost than its competitors.  Further, any new products developed may not be introduced in a timely manner or in advance of the Company’s competitors’ products and may not achieve the broad market acceptance necessary to generate significant revenues.

The Company’s business depends on sales of consumer products and services, which subject it to risks relating to, among other things, changing consumer demands and increased competition.

The Company’s business depends on sales of consumer products and services, subjecting it to risks associated with changing consumer demands and extensive competition.  The Company’s ability to succeed in consumer markets depends upon its ability to enhance its existing offerings, introduce new competitive products and services, and minimize the impact of sudden price decreases.  The Company sells its consumer products through bundling arrangements with OEM customers, through its web store, and through physical and web-based retail channels.  The Company may not have the resources or expertise to continue to develop and exploit these distribution channels effectively.  Additionally, some of the Company’s non-OEM revenue opportunities are fragmented and take more time and effort to establish and maintain.  Also, some of the Company’s competitors have well established retail distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage.  If the Company is not successful in overcoming these challenges, its business and results of operations may be adversely impacted.

Because a large portion of the Company’s revenue is from OEM customers, sales of its products are tied to OEM product sales.

A substantial portion of the Company’s revenue is derived from sales through OEM customers who bundle copies of its software with their products.  Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of Company products, which could in turn harm its business, financial condition and results of operations.  Moreover, sales of Company OEM products depend in large part on consumer acceptance and purchase of DVD players, BD players, DVD recorders, television sets and other digital media devices marketed by the Company’s OEM customers in PCs, CE devices, or on a stand-alone basis.  Consumer acceptance of these digital media devices depends significantly on the price and ease of use of these devices, among other factors.  If the demand for these devices is impaired, the Company’s OEM sales will suffer a corresponding decline.

The Company sells its products to OEMs pursuant to individual supplements or other attachments to standard terms and conditions the Company has negotiated with each of these customers.  These terms and conditions include provisions relating to the delivery of Company products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and its ownership of the products, its obligations to comply with law, confidentiality obligations, and indemnifications by the Company.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach and, in certain cases, the ability to terminate without cause with no or short notice.  Under each agreement, the customer has the sole discretion to decide whether to purchase any of the Company products.  Although the Company has maintained relationships with many of its OEMs for many years, if an OEM agreement with a major customer were terminated and the Company was unable to replace such relationship, its business and results of operations would suffer.

In addition, the Company relies on reports prepared by OEM customers to determine the results of sales of products through these OEM customers.  If the OEM customers prepare inaccurate or substandard sales reports, the Company may be required to take corrective actions, including auditing current and prior reports.  Such corrective actions may result in a negative impact on its business or reported results.

Changes in requirements or business models of the Company’s OEM customers may affect negatively its financial results.

OEM customers can be demanding with respect to the features they demand in software products they bundle, quality and testing requirements, and economic terms.  Because there are a relatively small number of significant OEM customers, if they demand reduced prices, the Company may not be in a position to refuse such demands, which would adversely impact revenues and results of operations.  If particular OEMs demand products or product features that the Company is unable to deliver, or if they impose higher quality requirements than the Company is able to satisfy, it could lose those relationships, which would adversely impact its revenues and results of operations.  Also, if the Company’s competitors offer its OEM customers more favorable terms than the Company does or if its competitors are able to take advantage of their existing relationships with OEMs, then these OEMs may not include the Company’s software with their products.  The Company’s business will suffer if it is unable to maintain or expand its relationships with OEMs.

The Company depends on a limited number of customers for a significant portion of its revenue, and the loss of one or more of these customers could materially harm its operating results, business and financial condition.

During the fiscal year ended March 31, 2010, approximately 13% and 11% of the Company’s net revenue were received from various OEM divisions of Dell and Hewlett-Packard, respectively, and approximately 7% and 22% of the Company’s net revenue for fiscal year 2010 were received from the Company’s two largest distributors, Ingram and Navarre, respectively.  In addition, during fiscal year 2010, approximately 23% of the Company’s net revenue consisted of online web store revenue received through Digital River.  The Company anticipates that the relationships with Dell, Hewlett-Packard, Navarre, Digital River and, to a lesser extent, Ingram, will continue to account for a significant portion of its revenue in the future.  Any adverse changes in the Company’s relationships with any of these companies could seriously harm its operating results, business, and financial condition if the Company was unable to replace that relationship.

The Company’s web-based revenue is vulnerable to third party operational problems and other risks.

The Company makes its products and services available through web-based retail sites operated by third party resellers.  Under these arrangements, the Company’s reseller partners typically utilize co-branded sites, provide the infrastructure to handle purchase transactions through their secure web sites, and deliver the product (whether via web download or physical fulfillment).  The Company’s web store operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems, diversion of sales from other channels, rapid technological change, liability for online content, credit card fraud, and issues relating to the use and protection of customer information.  The Company relies on the third party resellers who operate these web stores for their smooth operation.  Any interruption of these web stores could have a negative effect on the Company’s business.  If the Company’s web store resellers were to withdraw from this business or change their terms of service in ways that were unfavorable to the Company, there might not be a ready alternative outsourcing organization available to the Company, and it might be unprepared to assume operation of the web stores.  If any of these events occurs, the Company’s results of operations would be harmed.

Changes in the Company’s product and service offerings could cause it to defer the recognition of revenue, which could harm its operating results and adversely impact its ability to forecast revenue.

The Company’s products contain advanced features and functionality that may require it to provide increased levels of end user support, and its services require the Company to continue to provide various benefits during the applicable service terms.  To the extent that the Company offers a greater degree of customer support and ongoing services, it may be required to defer a greater percentage of revenues into future periods, which could harm short term operating results.

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

The Company’s product prices may continue to decline, which could harm its operating results.

The market for the Company’s software is intensely competitive.  It is likely that prices for the Company’s OEM products, particularly in the DVD area, will continue to decline due to competitive pricing pressures from other software providers, competition in the PC and CE industries and continuing concentration among OEM customers.  In addition, the Company derives a substantial portion of its revenue from retail sales, which also are subject to significant competitive pricing pressures.  The Company may also experience pricing pressures in other parts of its business.  These trends could make it more difficult for the Company to increase or maintain its revenue and could adversely affect its operating results.

Revenues derived from the Company’s consumer DVD products have declined in recent years and will likely continue to decline.

The Company has experienced declines in consumer products revenue relating to the DVD format, and absent the introduction and market acceptance of new formats such as BD or new business and service models, including online services, such declines could continue, adversely impacting the Company’s results of operations.

Qualifying and supporting the Company’s products on multiple computer platforms is time consuming and expensive.

The Company devotes significant time and resources to qualify and support its software products on various PC and CE platforms, including Microsoft and Apple operating systems.  To the extent that any qualified and supported platform is modified or upgraded, or the Company needs to qualify and support a new platform, it could be required to expend additional engineering time and resources, which could add significantly to its development expenses and adversely affect its operating results.

Failure to complete the DivX Acquisition could have a negative impact on the Company.

On June 1, 2010 the Company entered into the Merger Agreement with DivX pursuant to which DivX will become a wholly owned subsidiary of the Company.  The DivX Acquisition is expected to close by September 30, 2010.  Closing of the DivX Acquisition is subject to a number of customary closing conditions, and the closing may not occur if any of these conditions is not satisfied or waived.  Other risks associated with the DivX Acquisition include:

•	the parties may not obtain the requisite shareholder or regulatory approvals for the DivX Acquisition;

•	the operational and financial benefits and synergies that the Company expects from the DivX Acquisition may not be realized;

•	the parties may not be able to retain key personnel; and

•	the impact of general economic conditions on the businesses and results of operations of the two companies, as which conditions are further described in these “Risk Factors.”

While as of March 31, 2010, the Company has not incurred substantial expenses in connection with the DivX Acquisition, since that date, the Company has incurred substantial expenses and expects to incur additional significant expenses prior to any closing.

The DivX Merger Agreement does not contain any post-closing indemnification provisions.  Therefore, any claims for known or unknown DivX liabilities, whether related to intellectual property ownership, infringement or otherwise, would be the responsibility of the consolidated Company post-DivX Acquisition.  Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

Furthermore, if the acquisition is not completed, the Company may be subject to a number of adverse consequences.  For example, the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the DivX Acquisition will be completed and will be successful.

Integrating DivX into the Company’s existing operations will dilute the Company’s existing shareholders’ ownership percentages, involve considerable risks and may not be successful.

The integration of DivX into the Company’s existing operations business may be a complex, time-consuming and expensive process and may disrupt the Company’s existing operations if it is not completed in a timely and efficient manner.  If the Company’s management is unable to minimize the potential disruption to its business during the integration process, the Company may not realize the anticipated benefits of the DivX acquisition.  Realizing the benefits of the acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on the Company’s core businesses.  The Company may encounter substantial difficulties, costs and delays in integrating DivX, including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	issuance of equity securities that will dilute the Company’s current shareholders’ percentages of ownership;

•	conflicts between business cultures;

•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	large one-time write-offs;

•	the incurrence of debt and contingent liabilities;

•	contractual and/or intellectual property disputes;

•	problems, defects or other issues relating to acquired products or technologies that become known to the Company only after the closing of DivX Acquisition;

•	conflicts in distribution, marketing or other important relationships, or poor acceptance by resellers of the acquired products;

•	difficulties caused by entering geographic and business markets in which the Company has no or only limited experience;

•	acquired products and services that may not attract customers;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures;

•	failure to achieve anticipated levels of revenue, profitability or productivity; and

•	poor acceptance of the Company’s revised business model and strategies.

The Company’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the DivX Acquisition.  To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, the combined Company’s business, operating results and financial condition may be adversely affected.  Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of the Company’s common stock.

The Company’s failure to manage its global operations effectively may adversely affect its business and operating results.

As of March 31, 2010, the Company had seven major locations (defined as a location with more than 15 employees) and employed 268 employees outside the United States.  The Company faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs.  The Company’s inability to successfully manage its global organization could have a material adverse effect on its business and results of operations.

The Company is subject to risks associated with its international operations.

Revenue derived from international customers accounted for approximately 22%, 28% and 18% of the Company’s net revenues in fiscal years 2010, 2009 and 2008, respectively.  The Company expects that international sales will continue to account for a significant portion of its net revenues for the foreseeable future.  As a result, the occurrence of adverse international political, economic or geographic events could result in significant revenue shortfalls, which could harm the Company’s business, financial condition and results of operations.  Areas of risk associated with the Company’s international operations include:

•	import and export restrictions and duties, including tariffs, quotas, and other barriers;

•	difficulties in obtaining export licenses for certain technology;

•	foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•	liquidity problems in various foreign markets;

•	uncertainties and liabilities associated with foreign tax laws;

•	burdens of complying with foreign laws, including consumer and data protection laws;

•	changes in, or impositions of, foreign legislative or regulatory requirements;

•	difficulties in coordinating the activities of geographically dispersed and culturally diverse operations;

•	difficulties in staffing, managing, and operating its international operations;

•	potential loss of proprietary information due to misappropriation or laws that are less protective of the Company’s intellectual property rights than U.S. law;

•	political and economic instability in the countries in which the Company operates or sells products;

•	changes in diplomatic and trade relationships; and

•	other factors beyond its control including terrorism, war, natural disasters and diseases, particularly in areas in which it has facilities.

Certain political, economic and social considerations relating to China could adversely affect the Company.

In addition to other risks associated with the Company’s global business, it faces risks due to the substantial operations it conducts in China, which could be adversely affected by political, economic and social uncertainties in China. As of March 31, 2010, the Company had 206 employees in China, primarily carrying out research and development activities.  China has implemented economic reforms as a way to introduce a stronger market economy, but it is possible that these economic reforms of recent years could be slowed or reversed.  In addition, many of the laws and regulations impacting the Company in China are relatively new, the Chinese legal system is still evolving, the interpretation of laws and regulations is not always uniform and enforcement of these laws and regulations involve uncertainties, all of which may limit the remedies available in the event of any claims or disputes with third parties.

The Company faces increasing competition for online sales from smaller software providers.

The Internet enables smaller software providers to distribute products with minimal upfront costs or resources.  In the past, a substantial barrier to entry into the packaged software market for small-scale providers was the need to manufacture, package and distribute software through a retail or commercial distribution chain.  To the extent consumers increasingly purchase software over the Internet, the Company expects to face increased competition from small software development companies and programmers worldwide.  New entrants that have business models focused on Internet distribution may have more favorable cost structures than the companies that employ a multi-channel distribution network, which could give those competitors cost savings, pricing and profitability advantages.

The Company has had limited experience with online premium content services, and cannot assure you when or if its RoxioNow Service will have a positive impact on the Company’s profitability.

During fiscal year 2009, the Company acquired substantially all of the assets of CinemaNow, Inc., an online movie download and streaming business, which the Company now operates as part of its RoxioNow Service.  There is no assurance that consumers will widely adopt the Company’s RoxioNow Service offerings or that they will become profitable.  The Company has invested, and will continue to invest, significant time and money in building and organizing the premium content business, and its success could be jeopardized by difficulties in implementing and maintaining premium content information technology systems and infrastructure and/or by increased operating expenses and capital expenditures required to in connection with online premium content offerings.  Because the Company has limited experience with online premium content offerings, it cannot assure you that it will be successful or profitable.

The Company depends on studios to license its content for its RoxioNow Service.

The Company’s ability to provide its RoxioNow Service depends on studios licensing content for online delivery.  The studios have great discretion whether to license their content, and the license periods and the terms and conditions of such licenses vary by studio.  If studios change their terms and conditions, are no longer willing or able to provide the Company licenses, or if the Company is otherwise unable to obtain premium content on terms that are acceptable, the ability to provide the RoxioNow Service will be adversely affected, which could harm its business and operating results.

The Company relies on a number of third parties to deliver its RoxioNow Service.

The Company’s RoxioNow Service is embedded in various PC and CE platforms and devices, which are then distributed through multiple retail channels.  If the Company is not successful in establishing and maintaining appropriate OEM and distribution relationships, or if it encounters technological, content licensing or other impediments, the Company’s ability to grow its RoxioNow Service could be adversely impacted, which could harm its business and operating results.

If the Company’s customers select titles or formats that are more expensive for the Company to acquire and deliver more frequently, the Company’s expenses may increase.

Certain titles cost the Company more to acquire or result in greater revenue-sharing expenses.  If customers select these titles more often on a proportional basis compared to all titles selected, the Company’s costs and margins could be adversely affected.  In addition, films released in high-definition formats may be more expensive for the Company to acquire and deliver, and if customers select these formats more frequently on a proportional basis, the Company’s costs and margins could be adversely affected.

The Company could be liable for substantial damages if there is unauthorized duplication of the content it sells.

The Company believes that it is able to license premium content through its RoxioNow Service in part because the service has been designed to reduce the risk of unauthorized duplication and playback of this content.  If these security measures fail, studios and other content providers may terminate their agreements with the Company and, in addition, the Company could be liable for substantial damages.  Security breaches might also discourage other content providers from entering into agreements with the Company.  The Company may be required to expend substantial money and other resources to protect against the threat of security breaches or to alleviate problems caused by security breaches.

The Company’s executive officers and other key personnel are critical to its business, and because there is significant competition for personnel in the Company’s industry, it may not be able to attract and retain qualified personnel.

The Company’s success depends on the continued contributions of its executive management team and its technical, marketing, sales, customer support and product development personnel.  The loss of key individuals or significant numbers of such personnel could significantly harm the Company’s business, financial condition and results of operations.  The Company does not have any life insurance or other insurance covering the loss of any of its key employees.

Some of the Company’s competitors possess greater technological and financial resources, may produce better or more cost-effective products or services and may be more effective than the Company, in marketing and promoting their products and services.

There is a substantial risk that competing companies will produce better or more cost-effective products or services or will be better equipped than the Company is to promote products or services in the marketplace.  A number of companies offer products and services that compete with the Company’s products, either directly or indirectly.  Many of these companies have greater financial and technological resources than the Company does.

Errors in Company products and services may result in loss of or delay in market acceptance, which could adversely impact the Company’s reputation and business.

The Company’s products and services may contain undetected errors, especially when first introduced or as new versions are released, and the Company may need to make significant modifications to correct these errors.  Failure to achieve acceptance could result in a delay in, or inability to, receive payment, a rejection of products and services, damage to the Company’s reputation, as well as lost revenues, diverted development resources, increased service and warranty costs and related litigation expenses and potential liability to third parties, any of which could harm the Company’s business.

The Company is vulnerable to earthquakes, labor issues and other unexpected events.

The Company’s corporate headquarters, as well as the majority of its research and development activities, are located in California and China, both of which are areas known for seismic activity.  An earthquake or other disaster could result in an interruption in the Company business.  The Company’s business also may be impacted by labor issues related to its operations and/or those of its suppliers, distributors or customers.  Such an interruption could harm its operating results.  The Company is not likely to have sufficient insurance to compensate adequately for lost revenues and losses that it may sustain as a result of any natural disasters or other unexpected events.

If the Company fails to protect its intellectual property rights it may not be able to market its products and services successfully.

Unlicensed copying and use of the Company’s intellectual property or illegal infringements of its intellectual property rights represent losses of revenue to the Company.  The Company’s products and services are based in large part on proprietary technology, which it has sought to protect with patents, trademarks, copyrights and trade secrets.  Effective intellectual property protection may not be available in every country in which the Company’s products and services may be manufactured, marketed, distributed, sold or used.  Moreover, despite the Company’s efforts, these measures only provide limited protection.  Third parties may try to copy or reverse engineer portions of the Company’s products or services or otherwise obtain and use its intellectual property without authorization.  The Company cannot assure you that the protection of its proprietary rights will be adequate or that its competitors will not develop independently similar technology, duplicate the Company’s products or services or design around any of its patents or other intellectual property rights.

The Company may become involved in costly and time-consuming patent litigation.

Third parties could claim that the Company’s products or services infringe their patents, trademarks or other intellectual property rights.  As new standards and technologies evolve, the Company believes that it may face an increasing number of third party claims relating to alleged patent infringements.  Intellectual property litigation is time consuming and costly, diverts management resources and could result in the invalidation or impairment of the Company’s intellectual property rights.  If litigation results in an unfavorable outcome, the Company could be subject to substantial damage claims and/or be required to cease production of infringing products, terminate its use of the infringing technology, develop non-infringing technology and/or obtain a license agreement to continue using the technology at issue.  Such license agreements might not be available to the Company on acceptable terms, resulting in serious harm to its business.

The Company may be liable to some of its customers for damages that they incur in connection with intellectual property claims.

Although the Company attempts to limit its exposure to liability arising from infringement of third-party intellectual property rights in the Company’s license agreements with customers, it does not always succeed in obtaining the limitations it seeks.  If the Company is required to pay damages to or incur liability on behalf of its customers, its business could be harmed.  Moreover, even if a particular claim falls outside of the Company indemnity or warranty obligations, its customers may be entitled to additional contractual remedies against the Company, which could harm its business.  Furthermore, even if the Company is not liable to its customers, its customers may stop buying its products or attempt to pass on to the Company the cost of any license fees or damages owed to third parties by reducing the amounts they pay for the Company’s products.  Any of these results could harm the Company’s business.

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

The price of the Company’s common stock is likely to continue to be highly volatile.  The price of its common stock could fluctuate significantly for any of the following reasons, among others:

•	fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, CE and related industries;

•	future announcements concerning the Company or its competitors;

•
earnings announcements, quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues or costs that may result from certain customer relationships, as well as variations due to the timing of revenue recognition, including deferrals of revenue;

•	charges, amortization and other financial effects relating to any future acquisitions or divestitures;

•
introduction of new products or services or changes in product or service pricing policies by the Company or its competitors, or the entry of new competitors into the markets for digital media software or the digital distribution of premium content;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters is located in Novato, California, where it occupies approximately 12,465 square feet under a lease expiring in February 28, 2013.  During fiscal 2010, the Company decreased its leased corporate headquarters property by 59% or 18,104 square feet from 30,569 leased in fiscal 2009.  The Company and its foreign subsidiaries lease additional space in various locations in the United States and abroad for local sales and product development.  The Company believes that the existing facilities are in good condition and adequate to meet its requirements for the foreseeable future.  For additional information related to leases, see Part II, Item 8, Note 3, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Annual Report.

Item 3.  Legal Proceedings

Litigation Matters

On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors, premised on allegations concerning the granting of stock options by the Company and the alleged filing of false and misleading financial statements.  On March 21, 2008, plaintiffs filed a consolidated amended complaint on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint which alleges various violations of the Securities Exchange Act of 1934 and the rules thereunder.  In July 2009, the parties reached an agreement in principle to settle this action, and on October 15, 2009, the parties executed a stipulation of settlement providing for the creation of a settlement fund of $5 million to satisfy claims submitted by class members and to pay any attorneys fees awarded by the Court.  As part of the settlement, the Company’s Directors and Officers (“D&O”) liability insurers agreed to fund the settlement amount.  On April 8, 2010, this settlement was formally approved and a final judgment and order of dismissal with prejudice was entered.  The Company’s D&O liability insurance has covered the legal fees and costs associated with the above legal action, including payment of legal fees of $0.7 million during fiscal 2010.

Indemnification Obligations

In the normal course of business, the Company provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services.  The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated.  Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.  As permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, the Company indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity.  The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enables it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently traded on The Nasdaq Global Select Market under the SNIC ticker symbol.  The low price and high prices of its common stock during fiscal 2010 and fiscal 2009 are as follows:

Fiscal Year 2010	Low Price	High Price	Fiscal Year 2009	Low Price	High Price
Quarter ended 6/30/2009	$1.14	$3.88	Quarter ended 6/30/2008	$5.61	$10.33
Quarter ended 9/30/2009	$2.57	$6.60	Quarter ended 9/30/2008	$3.31	$6.84
Quarter ended 12/31/2009	$4.65	$12.90	Quarter ended 12/31/2008	$0.61	$4.67
Quarter ended 3/31/2010	$7.50	$12.23	Quarter ended 3/31/2009	$0.57	$2.03

As of March 31, 2010, the last reported sale price on the Nasdaq Global Select Market for the Company’s common shares was $9.37 per share.

Record Holders

As of March 31, 2010, there were approximately 107 registered holders of the Company’s common stock.  The Company believes, however, that many beneficial holders of its common stock have registered their shares in nominee or street name, and that there are substantially more than 107 beneficial owners.

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

Equity Compensation Plans

Information relating to the securities authorized for issuance under equity compensation plans is set forth below (in thousands except per share data):

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs (#)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by shareholders	5,435	$4.96	1,841

2004 Equity Compensation Plan not approved by shareholders (1)(2)	219	$6.84	-

2005 Foreign Compensation Plan not approved by shareholders (1)(2)	139	$15.93	-

Total	5,793	$5.31	1,841

(1)	For information and description of the Company’s stock plans, see Part II, Item 8, Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report.

(2)
During the fourth quarter of fiscal 2010, the Company discontinued the 2004 Equity Compensation Plan and the 2005 Foreign Compensation Plan (non-shareholder approved plans).  No additional grants will be made under these discontinued Plans and the termination of these plans will not affect any awards outstanding on the date of termination.  For additional information, see Part II, Item 8, Note 4, “Shareholders' Equity - Discontinued Plans,” to the Consolidated Financial Statements included in this Annual Report.

Stock Performance Graph

The following Stock Performance Graph compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return of the Standard and Poor’s 500 Index and the Standard and Poor’s Information Technology Index.  The total shareholder return reflects the change in share price during the period, assuming an investment of $100 on March 31, 2005 plus the reinvestment of dividends, if any.  No dividends were paid on the Company’s common stock during the period shown.  The stock price performance shown below is not necessarily indicative of future stock performance.

Measurement Period (Fiscal Year Covered)	Sonic Solutions	S&P 500 Index	S&P Information Technology
FYE 03/05	$100.00	$100.00	$100.00
FYE 03/06	$120.33	$111.73	$113.53
FYE 03/07	$93.69	$124.95	$117.05
FYE 03/08	$64.12	$118.60	$116.55
FYE 03/09	$7.97	$73.43	$81.51
FYE 03/10	$62.26	$109.97	$128.79

Item 6.  Selected Financial Data

The following data should be read in conjunction with the Company’s Consolidated Financial Statements, the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.  The consolidated statements of operations data for fiscal years 2010, 2009 and 2008, and the selected consolidated balance sheet data as of March 31, 2010 and 2009, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report.  The consolidated statements of operations data for fiscal years 2007 and 2006 and the consolidated balance sheet data as of March 31, 2008, 2007 and 2006 are derived from audited consolidated financial statements that are not included in this Annual Report.

	Years Ended March 31,
Consolidated Statements of Operations Data:	2010	2009	2008	2007	2006
	(In thousands, except share and share data)
Net revenue (1)	$104,345	$119,958	$132,874	$148,649	$147,608
Cost of revenue	31,856	32,901	33,151	34,389	34,132
Impairment of intangibles (2)	-	19,579	-	-	-
Gross profit	72,489	67,478	99,723	114,260	113,476

Operating expenses:
Marketing and sales (1)(3)	29,975	35,810	36,186	33,304	35,606
Research and development (3)	24,696	39,250	44,511	44,513	44,157
General and administrative (3)	17,669	24,160	27,310	20,487	22,214
Acquired in-process technology	-	-	-	3,400	-
Abandoned acquisition	-	-	-	1,016	-
Business integration	-	-	-	-	336
Restructuring (4)	513	3,947	3,152	-	-
Impairment of goodwill (2)	-	56,174	-	-	-
Total operating expenses	72,853	159,341	111,159	102,720	102,313
Operating income (loss)	(364)	(91,863)	(11,436)	11,540	11,163
Interest income	75	687	2,768	2,845	1,271
Interest expense	(146)	(767)	(1,479)	(2,024)	(1,846)
Other income (expense), net	(319)	(1,020)	356	(40)	(431)
Income (loss) before income taxes	(754)	(92,963)	(9,791)	12,321	10,157
Provision (benefit) for income taxes	459	25,160	(4,254)	6,071	(9,177)
Net income (loss)	$(1,213)	$(118,123)	$(5,537)	$6,250	$19,334

Basis and diluted net loss per share:
Net income (loss) per share - basic	$(0.04)	$(4.46)	$(0.21)	$0.24	$0.78
Net income (loss) per share - diluted	$(0.04)	$(4.46)	$(0.21)	$0.23	$0.74
Shares used in per share calculation - basic	27,792	26,535	26,247	25,982	24,750
Shares used in per share calculation - diluted	27,792	26,535	26,247	27,431	26,234

Balance Sheet Data (at period end)
Working capital	$39,439	$1,296	$36,828	$35,789	$41,923
Total assets	$95,410	$66,737	$210,049	$217,029	$214,336
Total liabilities (5)	$32,807	$40,093	$65,447	$66,196	$76,854
Shareholders' equity	$62,603	$26,644	$144,602	$150,833	$137,482

(1)	Warrant share-based expense of $0.7 million and $1.1 million for fiscal 2010 is included in contra-revenue and marketing and sales operating expense, respectively.

(2)
See Note 1, “Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in this Annual Report for additional details regarding impairment of intangibles and goodwill.

(3)	Includes share-based compensation expense as follows:

	Years Ended March 31,
	2010	2009	2008	2007	2006
Marketing and sales	$840	$842	$766	$1,284	$3,846
Research and development	294	292	530	740	3,460
General and administrative	1,423	1,057	249	742	2,928
Total share-based compensation expense	$2,557	$2,191	$1,545	$2,766	$10,234

(4)	See Note 8, “Restructuring” to the Consolidated Financial Statements included in this Annual Report for additional details regarding the Company’s restructuring plans.

(5)	Prior fiscal years 2009 and 2006 amounts include prior disclosed non-current portion of long term capital lease amounts of $0.2 million and $30.0 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and the related notes included elsewhere in this Annual Report.  In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Forward-Looking Statements” section that appears earlier in this Annual Report.  The Company’s actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

Overview of Business

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, OEMs, businesses, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, PC and CE OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

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

Roxio Consumer Products Segment

The Roxio Consumer Products segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  The Roxio Consumer Products segment offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Easy LP to MP3, Easy VHS to DVD, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Toast, VideoWave, WinOnCD, and others.  These products are sold in a number of different versions and languages.  The Company distributes these products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the core technology that powers Roxio products to other companies who wish to build their own PC software products.

Premium Content Segment

The Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  As part of this segment, the Company also sells, rents and distributes premium entertainment content to consumers over the Internet under RoxioNow branding (in this Annual Report, this service may be referred to as the “RoxioNow Service”).  Also within this segment, the Professional Products Group offers software under the Scenarist, CineVision, and DVDit product names as well as under the Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, and licenses intellectual property, including patents.

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives.  The Company faces evolving trends in the technology industry that can provide opportunities as well as potential risks, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption, but they tend to evolve, mature and change rapidly.  For example, multiple DVD playback units (including set-top players, game consoles and PCs) are present in most households, but DVD sales are now falling as consumers have begun to embrace online alternatives, as well as new formats such as BD.  Sales of BD units and players have been growing at a rate comparable to that of standard definition DVD during the equivalent time periods in its life cycle, implying that BD is positioned to grow dramatically over the next several years, but the growth of the BD format has not yet fully compensated for the recent drop in DVD sales.  Other technological trends and events can also impact the demand for the Company’s digital media products and services.  For example, as new operating systems are introduced (for example, Windows 7 in October 2009), consumers are offered new tools for editing, formatting and burning digital media, and there are opportunities for software vendors such as the Company to provide products that are complementary to the new operating systems.

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

During fiscal 2009, the Company acquired the assets of Simple Star, Inc., a software and online service provider, and the assets of CinemaNow, Inc., an online entertainment provider.  The Company has utilized the Simple Star assets to further its initiative to embrace web services as an important part of its consumer business, while the addition of the CinemaNow assets has assisted the Company in expanding its premium content product and service offerings and implementing the RoxioNow Service.

During fiscal 2009, the Company initiated restructuring plans to reorganize operations, optimize its engineering and development efforts, reduce workforce, consolidate divisions into a single reporting segment, unifying its OEM licensing efforts, and eliminate organizational redundancies. For more information see Note 8, “Restructuring,” to the Consolidated Financial Statements included in this Annual Report.

Strategic Objectives

Enable Consumers to Buy and Play Premium Content Anywhere and at Anytime.  The Company believes that digital distribution of premium content will grow dramatically over the next few years, and that ultimately industry revenue from the digital distribution of premium content may surpass revenue from the sale and rental of premium content on optical media such as DVD and BD.  The Company has put substantial effort into its RoxioNow Service initiatives, as it believes that this area may offer a strong opportunity for counterbalancing the recent decline in DVD sales and the adverse impact of that trend on the Company’s operating results.  As the digital content ecosystem continues to expand and evolve, the Company aims to make its products and services available through an increasing range of platforms, devices and partners, with the goal that the Company’s technology will represent a symbol of compatibility and a common point of interaction for consumers who want to enjoy Hollywood movies and other premium digital content anywhere and anytime.

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

Outlook

While the continuing global economic downturn and the maturation of the DVD format have adversely impacted the Company’s business and financial results during recent periods, the Company believes that the digital distribution of premium content is poised to enjoy commercial success, and that its RoxioNow Service initiatives provide it with a strategic opportunity to grow its business rapidly in this area.  The Company further believes that it is well positioned to capitalize on its strong brand name, consumer market position, and OEM relationships as digital media formats such as BD continue to evolve.  The Company made significant strategic and financial progress during fiscal 2010 to bring costs in line with revenues while positioning the Company for revenue growth and margin improvement.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standards documents was superseded and all other accounting literature not included in the ASC is considered non-authoritative.  The Company adopted the ASC in June 2009 and discloses the ASC prescribed topic numbering references on a primary basis.

Use of estimates

On an ongoing basis, the Company evaluates estimates used.  The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition

•	Allowances for sales returns and doubtful accounts

•	Share-based compensation

•	Valuation of acquired businesses, assets and liabilities

•	Goodwill, intangible assets and other long-lived assets

•	Share-based compensation

•	Accrued liabilities

•	Contingencies

•	Income tax and deferred tax asset valuation

Revenue Recognition

The Company derives its revenue primarily from licenses of its software products, software development agreements and maintenance and support.  The Company also sells and licenses patents and patented technology.  The Company recognizes revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The arrangement fees are fixed or determinable; and

•	Collection is considered probable.

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

In arrangements where VSOE exists only for the undelivered elements, the Company uses the “residual method” under which it defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for undelivered items as revenue.  If VSOE does not exist for all elements but the only undelivered element is maintenance and support, the Company recognizes revenue from the arrangement ratably over the maintenance and support period.  If VSOE does not exist for undelivered elements that are specified products or upgrades, the Company defers revenue until the earlier of the delivery of all elements or the point at which it determines VSOE for these undelivered elements.

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

Software Development Arrangements - For arrangements that include development or other services that are essential to the functionality of the licensed software, the Company recognizes revenue using the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion.  Changes in estimates are recognized in the period in which they are known.

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

Content and Services – Premium content revenue includes RoxioNow Service content sales.  When purchased on an individual transaction basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered.  The Company generally recognizes revenue from the sale of content subscriptions pro rata over the term of the subscription period.

Allowance for Sales Returns and Doubtful Accounts

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

Goodwill, Intangible Assets and Long-Lived Assets

Intangible assets are classified into three categories:  (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  For goodwill and intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

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

The Company has reviewed the criteria necessary to evaluate the number of reporting units that exist.  Based on its review, the Company has determined it operates in two reporting segments, Roxio Consumer and Premium Content.

A detailed determination of the fair value of a reporting unit may be carried forward from one year to the next if all of the following criteria have been met:

a.	The assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination.

b.	The most recent fair value determination resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin.

c.
Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote.

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

Based on a combination of factors occurring during fiscal 2009, including the economic environment, market conditions and decline of the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  Accordingly, during the third quarter of fiscal 2009, the Company performed an impairment analysis and recorded impairment charges of $19.6 million and $56.2 million for its intangible assets and goodwill, respectively, related to its Roxio Consumer reporting segment.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value.  Share-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes-Merton (“Black Scholes”) option pricing model to determine the fair value of stock option shares.  The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  The fair value of RSUs is equivalent to the market price of the Company’s common stock on the grant date.

Income Tax and Deferred Tax Asset Valuation

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

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions.  Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes.  Accounting for income tax uncertainties requires a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

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

In January 2010, the FASB issued ASU 2010-06.  The ASU amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company does not expect the adoption will have any impact on its results of operations or financial position.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue for the three fiscal years 2008 through 2010 (in percentages):

	Fiscal Years Ended March 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	30.5%	27.4%	24.9%
Impairment of intangibles	-	16.3%	-
Gross profit	69.5%	56.3%	75.1%

Operating expenses:
Marketing and sales	28.7%	29.9%	27.2%
Research and development	23.7%	32.7%	33.5%
General and administrative	16.9%	20.1%	20.6%
Restructuring	0.5%	3.3%	2.4%
Impairment of goodwill	-	46.8%	-
Total operating expenses	69.8%	132.8%	83.7%
Operating loss	(0.3)%	(76.6)%	(8.6)%
Other income (expense)	(0.4)%	(0.9)%	1.2%
Provision (benefit) for income taxes	0.4%	21.0%	(3.2)%
Net loss	(1.1)%	(98.5)%	(4.2)%

Net Revenue

During the fourth quarter of fiscal 2009, the Company reclassified certain revenue segment information in prior period financial tables to conform to the reorganization of the Company’s reportable business segments.  For additional information, see Note 6, “Significant Customer Information, Segment Reporting and Geographic Information” to the Consolidated Financial Statements included in this Annual Report.  The revenue reclassifications had no effect on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for the prior periods presented.

The following table is a comparison of net revenues by segment based on the current reportable business segments (in thousands other than percentages):

	Years Ended March 31,			2010 to 2009		2009 to 2008
Net Revenue	2010	2009	2008	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Roxio Consumer Products	$90,077	$104,074	$122,691	$(13,997)	(13)%	$(18,617)	(15)%
Premium Content	14,268	15,884	10,183	(1,616)	(10)%	5,701	56%
Total net revenue	$104,345	$119,958	$132,874	$(15,613)	(13)%	$(12,916)	(10)%

Fiscal 2010 compared to Fiscal 2009

Net revenue decreased by $15.6 million or 13% to $104.3 million for fiscal 2010, from $120.0 million for fiscal 2009.  The fiscal year 2010 decrease in net revenue included a decrease of $14.0 million or 13% in Roxio Consumer Products and a decrease of $1.6 million or 10% in Premium Content net revenue.  The Roxio Consumer Products segment experienced a $6.5 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, plus a $2.9 million reduction in technology licensing revenue from PC manufacturers caused by fewer pre-paid license renewals during fiscal year 2010.  Also contributing to the decrease within the Roxio Consumer Product segment revenue was a $2.3 million reduction in volume licensing revenue and a $2.3 million reduction in sales through the Company’s web store and retail channels as a result of global economic weakness affecting corporate spending and consumer demand.

The decrease in Premium Content net revenue included a $3.7 million reduction in professional products revenue resulting from a $2.7 million professional development arrangement in Japan during fiscal year 2009 for which there was no corresponding amount during fiscal year 2010, along with the continued global economic weakness affecting consumer demand and corporate spending.  Also contributing to the decrease in Premium Content revenue was a $1.3 million reduction in technology licensing revenue from CE manufacturers caused by fewer development contracts and license renewals during fiscal year 2010.  The decrease in Premium Content net revenue was partially offset by $3.1 million generated through RoxioNow services and an increase of $0.3 million in content revenue related to the timing of the CinemaNow asset acquisition.

Fiscal 2009 compared to Fiscal 2008

Net revenue decreased by $12.9 million or 10% to $120.0 million for fiscal year 2009, from $132.9 million for fiscal year 2008.  The decrease in net revenue included a decrease of $18.6 million or 15% in Roxio Consumer Product revenues offset by an increase of $5.7 million or 56% in Premium Content revenue.  The Roxio Consumer Products segment included a $19.6 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes.  The decrease in Roxio Consumer Products net revenue was partially offset by $1.0 million generated through volume licensing pursuant to a governmental contract.

Premium Content net revenue increased due to a $3.3 million increase in professional products revenue driven by a $2.7 million development contract recorded in fiscal year 2009, for which there was no corresponding amount during fiscal year 2008.  Also contributing to the increase in Premium Content revenue was $1.3 million in technology licensing revenue from Qflix and CE manufacturers under development contracts and license renewals during fiscal year 2009.  Premium Content revenue also increased due to $0.9 million in content revenue related to the timing of the CinemaNow asset acquisition and $0.2 million generated through RoxioNow services.

Geographical Revenue and Customer Concentration

The following tables set forth a comparison of net revenues geographically (in thousands other than percentages):

	Fiscal Years Ended March 31,			2010 to 2009		2009 to 2008
Net revenue	2010	2009	2008	Increase (Decrease)%		Increase (Decrease)%
United States	$81,403	$86,818	$108,604	$(5,415)	(6)%	$(21,786)	(20)%
Export
Canada	877	1,573	1,407	(696)	(44)%	166	12%
France	696	1,422	1,076	(726)	(51)%	346	32%
Germany	2,721	4,429	2,978	(1,708)	(39)%	1,451	49%
United Kingdom	3,138	3,287	3,629	(149)	(5)%	(342)	(9)%
Europe: Other	2,179	2,910	3,874	(731)	(25)%	(964)	(25)%
Japan	7,721	14,207	5,948	(6,486)	(46)%	8,259	139%
Singapore	3,212	3,599	3,446	(387)	(11)%	153	4%
Taiwan	869	281	73	588	209%	208	285%
Other Pacific Rim	945	887	1,362	58	7%	(475)	(35)%
Other International	584	545	477	39	7%	68	14%
Total net revenue	$104,345	$119,958	$132,874	$(15,613)	(13)%	$(12,916)	(10)%

Fiscal 2010 compared to Fiscal 2009

Domestic sales accounted for $81.4 million, or 78%, of the Company’s net revenue in fiscal year 2010, compared to $86.8 million or 72% of net revenue in fiscal year 2009.  The decrease in domestic revenue included a reduction in OEM bundling revenue of $4.7 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, as well as a $1.6 million reduction in Qflix and technology licensing revenue from CE and PC manufacturers caused by fewer development contracts and license renewals during fiscal year 2010.  A $1.4 million reduction in volume licensing revenue, a $1.2 million reduction in sales through the Company’s web store, and a $0.8 reduction in the professional channels as a result of global economic weakness affecting corporate spending and consumer demand also contributed to the decrease in domestic revenue.  This decrease was partially offset by $3.1 million generated through RoxioNow services, a $0.8 million increase in the retail channel due to the sales of the Company’s Easy VHS to DVD product, and an increase of $0.3 million in content revenue related to the timing of the CinemaNow asset acquisition.

International sales accounted for $22.9 million, or 22%, of the Company’s net revenue in fiscal year 2010, compared to $33.1 million or 28% of its net revenue in fiscal year 2009.  The decrease in international sales partially resulted from a $2.7 million professional development arrangement in Japan during fiscal year 2009 for which there was no corresponding amount during fiscal year 2010, a $2.6 million reduction in technology licensing revenue from PC manufacturers due to one customer changing from a pre-paid to an “as-used” royalty contract, along with the Company’s performance of fewer development contracts during fiscal year 2010.  Also contributing to the decrease in international sales was a $1.0 million reduction in web service sales from a German-based web store reseller upon the launch of the Company’s own online services offering.

Fiscal 2009 compared to Fiscal 2008

Domestic sales accounted for $86.8 million, or 72%, of the Company’s net revenue in fiscal year 2009, compared to $108.6 million or 82% of its net revenue in fiscal year 2008.  The decrease in domestic revenue included a reduction in OEM bundling revenue of $22.4 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, a $2.6 million reduction in sales through the Company’s web store and retail channels as a result of global economic weakness affecting consumer demand, partly offset by sales of products acquired as part of the Simple Star asset acquisition.  This decrease was partly offset by $1.4 million generated through volume licensing, $0.9 million in content revenue related to the timing of the CinemaNow asset acquisition, and $0.8 in Qflix and technology licensing revenue from CE and PC manufacturers caused by more development contracts and license renewals.

International sales accounted for $33.1 million, or 28%, of the Company’s net revenue in fiscal year 2009, compared to $24.3 million or 18% of its net revenue in fiscal year 2008.  Japan revenue increased primarily due to a returns and allowance charge of $2.0 million posted in the first quarter of fiscal 2008, $2.7 million in fiscal year 2009 revenue from a professional development arrangement for which there was no corresponding amount during fiscal year 2008, along with an increase in technology licensing revenue from CE and PC manufacturers caused by more development contracts and license renewals.  German revenue increased due to the use of a new web store reseller upon the acquisition of the Simple Star assets.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables:

	Percent of Total Net Revenue			Percent of Total Accounts Receivable
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
Customer Name	2010	2009	2008	2010	2009
Digital River	23%	22%	23%	15%	11%
Navarre	22%	16%	13%	19%	20%
Dell	13%	14%	26%	5%	5%
Hewlett-Packard	11%	11%	13%	17%	2%
Ingram	7%	6%	10%	8%	8%

No other customer accounted for more than 10% of the Company’s revenue for fiscal years 2010, 2009 and 2008.  The Company sells products to Dell and Hewlett-Packard pursuant to individual supplements, exhibits or other attachments that are appended to the standard terms and conditions the Company has negotiated with each of these customers.  These standard terms and conditions include provisions relating to the delivery of the Company’s products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach.  Under each agreement, the OEM has the sole discretion to decide whether to purchase any of the Company’s products.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The loss of Dell, Hewlett-Packard, or any other major customer, would have a material adverse effect on the Company, if it were unable to replace that customer.

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

It is impracticable for the Company to report the net revenues by significant customer per business segment for fiscal years ended March 31, 2010, 2009 and 2008, as some of the these customers may be in both segments.

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

	Years Ended March 31,			2010 to 2009		2009 to 2008
	2010	2009	2008	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Roxio Consumer Products	$23,572	$27,994	$29,239	$(4,422)	(16)%	$(1,245)	(4)%
Premium Content	8,284	4,907	3,912	3,377	69%	995	25%
Cost of revenue	31,856	32,901	33,151	(1,045)	(3)%	(250)	(1)%

Fiscal 2010 compared to Fiscal 2009

The Company’s overall cost of revenue as a percentage of net revenue increased to 31% of net revenue for fiscal year 2010 from 27% for fiscal year 2009.  Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue decreased to 26% for fiscal year 2010 from 27% for fiscal year 2009. The lower cost of revenue percentages were driven by a 3% decrease in cost of revenue caused by lower purchased technology amortization as a result of the $19.6 million impairment of intangibles recorded in the third quarter of fiscal 2009. This was partly offset by a 2% increase in cost of revenue resulting from higher product costs, which included changes in retail packaging, along with bundling certain promotional items with the Company’s products.

Premium Content cost of revenue as a percentage of Premium Content net revenue increased to 58% for fiscal year 2010 from 31% for fiscal year 2009. The increase was due to $4.4 million additional operational, royalty, and content costs associated with the acquired CinemaNow business. This increase was partially offset by $0.8 million in lower professional costs in royalties, product costs, technical support, and operations due to the Company’s restructuring activities and lower sales.  Development costs also decreased $0.3 million due to the Company’s performance of fewer development contracts during fiscal year 2010.

Fiscal 2009 compared to Fiscal 2008

The Company’s overall cost of revenue as a percentage of net revenue increased to 27% of net revenue for fiscal year 2009 from 25% for fiscal year 2008.  Roxio Consumer products cost of revenues as a percentage of net revenue increased to 27% for fiscal year 2009 from 24% for fiscal year 2008.  The increase in cost of revenue percentages included a 3% increase in costs of revenue resulting from higher product costs and royalties, which was driven by changes in retail packaging, along with bundling certain promotional items with the Company’s products and adding additional features in the software.

Premium Content cost of revenues as a percentage of net revenue decreased to 31% for fiscal year 2009 from 38% for fiscal year 2008.  The decrease in cost of revenue percentages were driven by a 6% reduction in technical support costs as a result of the Company’s restructuring activities.

Marketing and Sales

Marketing and sales expenses include salaries, benefits, sales commissions and share-based compensation expense for marketing and sales employees, promotions and incentive programs aimed to generate revenue such as advertising, trade shows, travel related costs, and facility costs related to marketing and sales personnel.  The following table reflects the Company’s marketing and sales operating expenses (in thousands other than percentages):

	Years Ended March 31,			2010 to 2009		2009 to 2008
	2010	2009	2008	Increase (Decrease)%		Increase (Decrease)%
Marketing and sales	$29,975	$35,810	$36,186	$(5,835)	(16)%	$(376)	(1)%
Percentage of net revenue	29%	30%	27%

Fiscal 2010 compared to Fiscal 2009

Marketing and sales expenses decreased by 16% to $30.0 million for fiscal year 2010, from $35.8 million for fiscal year 2009.  As a percentage of net revenue, marketing and sales expenses represented 29% and 30% of net revenue for fiscal years 2010 and 2009, respectively.  The decrease in marketing and sales expenses for fiscal 2010 of $5.8 million, as compared to the same period in the prior year, is due to the restructuring activities implemented during fiscal 2009 and the first quarter of fiscal 2010 related to headcount reductions and office closures and downsizing, as well as ongoing cost containment efforts.  The decreases experienced during fiscal 2010 compared to the prior year reflect a reduction in personnel related expenses of $3.5 million, a reduction in outside services of $1.0 million, a reduction in travel and entertainment expenses of $0.7 million, and a reduction in advertising and promotional expenses of $1.7 million, which reductions were partially offset by a $1.1 million non-recurring increase in promotional expense as a result of the issuance of a warrant during the fiscal quarter ending December 31, 2009.

On October 29, 2009, the Company issued a warrant to purchase 668,711 shares of its common stock to a third party in connection with the entry of the Company and the third party into a strategic relationship agreement.  Under the terms of the warrant, which vested 50% upon execution on of the strategic relationship agreement, 25% upon the first anniversary and 25% upon the second anniversary, the holder is entitled to purchase shares of the Company’s common stock at $4.98 per share (the closing price of the Company’s common stock on the date of the warrant issuance).  During the three months ended December 31, 2009, the Company recorded the value representing the initial 50% vesting of the warrant, to equity and a promotional expense within Marketing and Sales operating expense.  At the time of signing, no revenue had been earned from the contract.  The Company valued this portion of the warrant at $1.1 million using the Black Scholes valuation model at the time of the signing of the agreement.  The Black-Scholes valuation assumptions included an expected term of 5 years, volatility of 80.20%, and a risk free rate of 2.44%.

The remaining 50% of the warrant subject to vesting will be remeasured at each reporting period until vested and recognized ratably over the associated vesting period of the warrant with the related expense recorded as contra revenue.  At March 31, 2010, the Company valued the unvested portion of the warrant at $1.6 million using the Black Scholes valuation model and recorded $0.7 million against revenue during fiscal year 2010.  The Black-Scholes valuation assumptions included an expected term of 4.6 years, volatility of 84.83%, and a risk free rate of 2.31%.

Sales and marketing headcount decreased to 99 at March 31, 2010 from 102 at March 31, 2009.  The Company expects to continue to invest in marketing and sales of its products and services to develop market opportunities and promote its offerings while continuing to monitor its needs to reduce operating expenses to align with the Company’s financial condition.

Fiscal 2009 compared to Fiscal 2008

Marketing and sales expenses decreased by 1% to $35.8 million for fiscal year 2009, from $36.2 million for fiscal year 2008.  As a percentage of net revenue, marketing and sales expenses represented 30% and 27% of net revenue for fiscal years 2009 and 2008, respectively.  The decrease in marketing and sales expenses for fiscal 2009, as compared to fiscal 2008, is due to the restructuring activities implemented during fiscal 2009 related to headcount reductions and office closures and downsizing, as well as ongoing cost containment efforts.  The decrease in marketing and sales expenses for the fiscal year ended 2009 of $0.4 million, as compared to fiscal 2008, reflects a reduction in personnel related expenses of $1.2 million and a reduction in travel and entertainment of $0.4 million.  These decreases were in part offset by a $1.0 million increase in advertising and promotions along with an increase in outside services of $0.2 million during fiscal 2009 as compared to fiscal 2008.  The decrease in personnel related expenses and travel and entertainment in fiscal 2009 resulted from the Company’s cost containment efforts, including the restructuring activities implemented during fiscal 2009.  The increase in advertising and promotion, as well as outside services, were attributable to an overall increase of targeted spending on broadcast creative production, OEM brand marketing, market research, and packaging development related to the launch of Toast during fiscal 2009.  Sales and marketing headcount decreased to 102 at March 31, 2009 from 127 at March 31, 2008.

Research and Development

Research and development expenses include salaries, benefits, share-based compensation expenses for engineers, contracted development efforts, facility costs related to engineering personnel, and expenses associated with equipment used for development.  The following table reflects the Company’s research and development operating expenses (in thousands other than percentages):

	Years Ended March 31,			2010 to 2009		2009 to 2008
	2010	2009	2008	Increase (Decrease)%		Increase (Decrease)%
Research and development	$24,696	$39,250	$44,511	$(14,554)	(37)%	$(5,261)	(12)%
Percentage of net revenue	24%	33%	34%

Fiscal 2010 compared to Fiscal 2009

Research and development expenses decreased by 37% to $24.7 million for fiscal year 2010, from $39.3 million for fiscal 2009.  As a percentage of net revenue, research and development expenses represented 24% and 33% of net revenue for fiscal years 2010 and 2009, respectively.  The decrease for fiscal 2010, as compared to fiscal 2009, was a result of the Company’s cost containment efforts, including the restructuring activities implemented during fiscal 2009 and the first quarter of fiscal 2010.  The $14.6 million decrease for the fiscal year ended 2010 compared to fiscal 2009, includes a reduction in personnel related expenses of $11.0 million, a reduction in facility costs of $1.3 million, a reduction in travel and entertainment expenses of $0.8 million, a reduction in outside services of $0.7 million, and a reduction in associated research and development costs of $0.7 million.  Research and development headcount decreased to 290 at March 31, 2010 from 314 at March 31, 2009.  The Company expects research and development costs to remain consistent as a percentage of net revenue during fiscal 2011.

Fiscal 2009 compared to Fiscal 2008

Research and development expenses decreased by 12% to $39.3 million for fiscal year 2009, from $44.5 million for fiscal year 2008.  Research and development expenses represented 33% and 34% of net revenue for fiscal years 2009 and 2008, respectively.  The decrease in research and development expense of $5.3 million during fiscal 2009, as compared to fiscal 2008, was due to lower personnel-related costs of $4.4 million, and a reduction in associated research and development costs of $0.9 million.  These decreases were a result of the Company’s restructuring activities.  Research and development headcount decreased to 314 at March 31, 2009 from 446 at March 31, 2008.

General and Administrative

General and administrative expenses include salaries, benefits, share-based compensation, outside consulting services, travel expenses, legal costs including loss contingency reserves, facility costs for finance, facilities, human resources, legal, information services and executive personnel.  The following table reflects the Company’s general and administrative operating expenses (in thousands other than percentages):

	Years Ended March 31,			2010 to 2009		2009 to 2008
	2010	2009	2008	Increase (Decrease)%		Increase (Decrease)%
General and administrative	$17,669	$24,160	$27,310	$(6,491)	(27)%	$(3,150)	(12)%
Percentage of net revenue	17%	20%	21%

Fiscal 2010 compared to Fiscal 2009

General and administrative expenses decreased by 27% to $17.7 million for fiscal year 2010, from $24.2 million for fiscal year 2009.  As a percentage of net revenue, general and administrative expenses represented 17% and 20% of net revenue for fiscal years 2010 and 2009, respectively.  The decrease for fiscal 2010 of $6.5 million, as compared to fiscal 2009, was a result of the following factors:  (1) the Company’s cost containment efforts, including the restructuring activities implemented during fiscal 2009 and the first quarter of fiscal 2010, which contributed to a reduction in personnel related expenses of $2.4 million and a decrease of $1.2 million in general and administrative expenses such as travel, office supplies, and depreciation; (2) a reversal of penalties and interest in the amount of $1.4 million as a result of an abatement related to payroll taxes associated with the Company’s voluntary stock option review; (3) the absence of stock option review expenses as compared to $0.5 million in fiscal year 2009; (4) a decrease in loss contingency reserves related to legal settlements of $0.7 million; and (5) a reduction in outside service fees of $0.3 million

General and administrative headcount remained relatively constant between March 31, 2010 and March 31, 2009.  Headcount was 101 at March 31, 2010 compared to 102 at March 31, 2009.  The Company expects general and administrative expenses will remain consistent as a percentage of net revenue during fiscal 2011.

Fiscal 2009 compared to Fiscal 2008

General and administrative expenses decreased 12% to $24.2 million for fiscal year 2009, from $27.3 million for fiscal year 2008.  General and administrative expenses represented 20% and 21% of net revenue for fiscal years 2009 and 2008, respectively.  The decrease in general and administrative expense of $3.2 during fiscal 2009, as compared to the prior year, was due to a decrease of stock option review expenses of $7.6 million for fiscal 2009 compared to fiscal 2008.  The Company completed its voluntary review of historical stock option grant practices and related accounting by late fiscal 2008.  The decrease in stock option review expenses was partially offset by a loss contingency reserve related to a legal settlement in the amount of $1.0 million related to an ordinary course of business claim, an increase in personnel related expenses of $1.1 million due to the hire of certain senior level positions, an increase in share-based compensation expense of $0.8 million, and an increase in rent expense of $1.0 million due to additions of new offices as a result of acquisitions made during fiscal 2009 and the expansion of the Company’s China office.  Additionally, there was an increase in penalties of approximately $0.5 million during fiscal 2009 compared to fiscal 2008.  In 2008, there was a reversal of penalties as a result of the expiration of the statute of limitations related to payroll taxes associated with the stock option review.  There were no expirations in fiscal 2009.

General and administrative headcount decreased to 102 at March 31, 2009 from 110 at March 31, 2008.

Restructuring Expense

Restructuring expenses consist primarily of one-time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.

Restructuring expense decreased 87% to $0.5 million for fiscal 2010, from $3.9 million for fiscal 2009.  The decrease in restructuring expenses for fiscal 2010 is due to the Company having completed several restructuring programs that it had implemented during fiscal 2009.  At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets and made minor adjustments during the second and third quarters of fiscal 2010 to its estimates related to one-time termination benefits, resulting in a non-material decrease in overall restructuring expenses.

Restructuring expense increased 25% to $3.9 million for fiscal year 2009, from $3.2 million for fiscal year 2008.  The increase in restructuring expenses for fiscal year 2009 was primarily due to the Company engaging in several restructuring programs during fiscal year 2009.  Restructuring expenses incurred for fiscal year 2008 consisted primarily of expenses associated with the closure of the Company’s Richmond Hill Canada office facility in December 2007.

Interest Income, Interest Expense, and Other Expenses, Net

Interest income was approximately $75 thousand, $0.7 million and $2.8 million for fiscal years 2010, 2009 and 2008, respectively.  The decline in interest income is related to a decrease in cash and cash equivalents held by the Company prior to the receipt of net cash proceeds from the issuance of common stock on December 16, 2009, as well as lower interest rates.

Interest expense was approximately $0.1 million, $0.8 million and $1.5 million for fiscal years 2010, 2009 and 2008, respectively.  Interest expense during fiscal 2010 relates to the finalization of a California sales tax audit while the decrease in fiscal 2009 as compared to fiscal 2008 was due to the repayment of the Company’s Union Bank of California credit facility during fiscal 2009

Other expenses for fiscal years 2010, 2009 and 2008 included foreign currency transaction gains and losses.

Provision for Income Taxes

The provision for income tax represents taxes payable in certain domestic and foreign jurisdictions.  Income tax provision was $0.5 million in fiscal 2010.  The fiscal year 2010 tax provision is related to taxes on profitable foreign subsidiaries and state franchise taxes.  Generally, the Company’s effective tax rate differs from the statutory rates because it has recorded approximately 100% valuation allowance related to its deferred tax assets as the Company does not consider the generation of taxable income to realize their tax benefits to be more likely than not.

The Company recorded an income tax provision in the amount of $25.2 million in fiscal year 2009 and an income tax benefit of $4.3 million in fiscal year 2008.  ASC 740-10 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  Upon adoption of ASC 740-10, the Company recorded cumulative adjustments to the beginning balances of additional paid-in capital of $0.8 million, accumulated deficit of $0.6 million and goodwill of $0.1 million.  At March 31, 2008, the Company had $4.9 million of gross unrecognized tax benefits, $2.0 million of which would affect its effective tax rate if recognized.  The Company recognized $0.1 million of interest and penalties related to uncertain tax positions in income tax expense for fiscal 2008.

Impairment of Goodwill and Intangibles

No goodwill or intangible impairments were recorded in fiscal 2010.  The Company recorded an impairment of goodwill and intangibles of $56.2 million and $19.6 million in the third quarter of fiscal 2009 related to the Roxio Consumer reporting unit based on a preliminary impairment analysis.  The Company finalized the impairment analysis in the fourth quarter of fiscal 2009 and determined there was no further impairment.  The carrying value of goodwill is based on fair value estimates on projected financial information which management believes to be reasonable.  The valuation methodology used to estimate the fair value of the Company and its reporting units considers the market capitalization of the Company, requires inputs and assumptions that reflect market conditions as well as management judgment.

Acquisitions

The Company did not complete or enter into any acquisitions during fiscal 2010.  The following acquisitions occurred during fiscal 2009 and 2008:

uMedia Digital Technology Corporation

During the fourth quarter of fiscal 2008, the Company entered into an Asset Purchase Agreement with uMedia Digital Technology Corporation (“uMedia”), a Chinese software development company, whereby it acquired substantially all of the assets for a purchase price of approximately $0.5 million.  In connection with the acquisition, the Company acquired seven employees.  uMedia’s expertise lies in developing video and audio compression and decompression technology, which has now been incorporated into the Company’s core audio and video technology.

Simple Star Acquisition

During the first quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets from Simple Star, Inc. (“Simple Star”).  These assets included PhotoShow, a multimedia storytelling platform and online community that enables consumers to turn photos and video clips into shows that can be viewed and shared on PCs, TVs, and handheld devices, or published to social media sites on the Internet.  In connection with the acquisition, the Company acquired 25 employees.  The Simple Star purchase price of approximately $6.0 million consisted of $5.0 million in cash due upon closing and $1.0 million plus accrued interest due on the first anniversary of closing.  During the first quarter of fiscal 2010, the Company paid the acquisition hold back of $1.0 million.

CinemaNow Acquisition

During the fourth quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets and liabilities from CinemaNow, Inc., (“CinemaNow”) a digital video distributor.  The CinemaNow assets, which now form part of the RoxioNow Service, facilitate digital distribution of premium video content, including Hollywood movies, TV shows, and music videos, to users across multiple platforms.  The CinemaNow purchase price of approximately $3.2 million was comprised of approximately $0.9 million in cash, assumed liabilities not to exceed $1.7 million, $0.2 million in direct costs and $0.5 million for a general holdback payable 180 days after the closing.  The Company hired approximately 30 former CinemaNow employees as a result of the acquisition.  During the third quarter of fiscal 2010, the Company settled its obligation to pay the $0.5 million acquisition holdback.

Proposed DivX Acquisition

In addition to the completed acquisitions, on June 1, 2010, the Company executed a Merger Agreement with DivX, as described above under Item I, Business – “Proposed Acquisition of DivX.”  The Company currently expects to close the DivX Acquisition in September 2010, subject to the conditions described above.  The Merger Agreement does not contain a condition that allows the Company not to close if it does not obtain financing, as the Company expects to finance the cash portion of the consideration for the DivX Acquisition from the financial resources of DivX.  As of March 31, 2010, the Company had not incurred any significant expenses in connection with the DivX Acquisition.  The Company has incurred substantial expenses since such date and expects to incur additional expenses before the expected closing exclusive of any costs relating to integration of DivX operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents (in thousands other than percentages):

	Fiscal Years Ended March 31,		2010 to 2009
	2010	2009	Inc (Dec)%
Working capital	$39,439	$1,296	$38,143	2943%
Cash and cash equivalents	$54,536	$19,864	$34,672	175%

Working capital increased $38.1 million for fiscal 2010, from $1.3 million at the end of fiscal 2009.  The increase in working capital in fiscal 2010 was primarily due to an increase in cash balances.  Cash and cash equivalents consist of cash and money market funds.  Cash and cash equivalents increased by $34.7 million or 175% for fiscal 2010 compared, from $19.9 at the end of fiscal 2009.  The increase in working capital includes an increase in net cash proceeds from a public offering.  On December 16, 2009, the Company issued 3,450,000 shares of common stock in an underwritten public offering at a per-share public offering price of $9.70.  The Company received approximately $31.4 million in net cash proceeds after underwriting discounts, commissions and offering expenses.  The following table summarizes cash inflows and/or outflows by category (in thousands other than percentages):

	Fiscal Years Ended March 31,			2010 to 2009		2009 to 2008
	2010	2009	2008	Inc (Dec)%		Inc (Dec)%
Net cash provided by (used in) operating activities	$4,623	$(15,178)	$1,288	$19,801	(130)%	$(16,466)	(1278)%
Net cash provided by (used in) investing activities	$(2,123)	$(8,019)	$43,168	$5,896	(74)%	$(51,187)	(119)%
Net cash provided by (used in) financing activities	$32,733	$(19,866)	$568	$52,599	(265)%	$(20,434)	(3598)%

Net cash provided by operating activities was $4.6 million for fiscal 2010 compared to net cash used in operating activities of $15.2 million for the fiscal year 2009.  The significant increase in net cash flows from operating activities during fiscal year 2010 compared to fiscal year 2009 is due to the improvement from a $42.3 million net loss, excluding non-cash impairments of intangible assets of $19.6 million and $56.2 million for goodwill, for fiscal 2009 to a $1.2 million net loss for fiscal 2010.  The overall improvement in operating income is largely due to the Company’s efforts to reduce operating expenses to align expenditures with reduced revenues.

Net cash used in operating activities was $15.2 million for fiscal 2009 compared to net cash provided by operating activities of $1.3 million for the fiscal year ended 2008.  The $15.2 million increase in net cash used in operating activities was primarily attributable to a decline in net revenues and the payment of restructuring costs as further described above in “Results of Operations.”

Net cash used in investing activities was $2.1 million for fiscal 2010 compared to net cash used in investing activities of $8.0 million for the fiscal year 2009.  Net cash used during fiscal 2009 was higher due to the Company’s acquisitions of Simple Star and CinemaNow assets during that period; no comparable acquisitions occurred during fiscal 2010.

Net cash used in investing activities was $8.0 million for fiscal 2009 compared to net cash provided by investing activities of $43.2 million for the fiscal year 2008.  The $51.2 million change was primarily attributable to a decline in net redemptions of short-term investments.  In fiscal year 2008, the Company redeemed $46.2 million, net, in short-term investments compared to $1.1 million in fiscal year 2009.  The acquisitions of Simple Star for $5.0 million and CinemaNow for $2.6 million also contributed to the decline in net cash used in investing activities in fiscal 2009 as compared to fiscal 2008.

Net cash provided by financing activities was $32.7 million for fiscal 2010 compared to net cash used in financing activities of $19.9 million for the fiscal year 2009.  The increase is attributable to the Company’s offering and sale of 3,450,000 shares of its common stock during the third quarter of fiscal 2010.  The Company recorded net proceeds (after deducting the underwriting discounts, commissions and offering expenses) of $31.4 million.  The shares of common stock were offered and sold pursuant to a base prospectus and related prospectus supplement, which have been filed with the SEC.

Net cash used in financing activities was $19.9 million in fiscal year 2009 compared to net cash provided by financing activities of $0.6 million for fiscal year ended 2008.  The $20.5 million increase in net cash used by financing activities was primarily attributable to the repayment of the $20 million balance on the Company’s Union Bank of California credit facility paid in full on September 29, 2008.

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

Contractual Obligations and Commitments

The following table summarizes the Company’s known contractual obligations to make future payments at March 31, 2010 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2 Years	3-5 Years	More Than 5 Years
Operating and capital leases (1)	$6,466	$4,159	$1,868	$439	$-
Purchase obligations (2)	1,050	550	500	-	-
Total	$7,516	$4,709	$2,368	$439	$-

(1)	Operating and capital leases include the Company’s rent obligations on its leased facilities and copiers.

(2)
For the purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable, non-cancelable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  The expected timing of payment of the obligations discussed above was estimated based on information available as of March 31, 2010.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits (“UTBs”). However, due to the uncertainty of the timing of future cash flows associated with its UTBs, the Company is unable to make a reasonably reliable estimate of the period of cash settlement, if any, with the respective taxing authorities.  As such, UTBs of $6.0 million at March 31, 2010 have been excluded from the contractual obligations table above.  For further information related to UTBs, see Note 5, “Income Taxes,” to the Consolidated Financial Statements included in this Annual Report.

The Company sells its software licenses and services to its customers under software license agreements.  Each software license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that address indemnification of the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right.  The Company’s standard software license agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time and geography-based scope limitations, limits on aggregate liability, and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the software license agreements.  To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and is not aware of any material claims.

Concentration of Credit Risk and Off-Balance Sheet Arrangements

ASC 825-10, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations.  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalent and accounts receivable.  The Company does not have any credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.  The Company maintains its cash, cash equivalents balances with highly rated credit institutions.  Although the Company tries to limit the amount of credit exposure with any one financial institution, it does in the normal course of business maintain cash balances in excess of federally insured limits.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations are subject to both currency transaction risk and currency translation risk, which risks may be material with respect to certain currencies.  The Company incurs currency transaction risk when it enters into either a purchase or sale transaction using a currency other than its functional currency. With respect to currency translation risk, the Company’s financial condition and results of operations are measured and recorded in the relevant domestic currency then translated into U.S. dollars at the balance sheet date for inclusion in its consolidated financial statements.

The Company held cash and cash equivalents denominated in Euros that amounted to approximately €2.2 million (U.S. $2.9 million) at each of March 31, 2010 and March 31, 2009.  Due to the weakening of the U.S. dollar in fiscal 2010, the currency rate increase of the Euro from March 31, 2009 to March 31, 2010 was 1.9%.  One hundred Euro was equal to approximately $135 at March 31, 2010; $143 at December 31, 2009; $146 at September 30, 2009; $140 at June 30, 2009; and $132 at March 31, 2009.  A hypothetical 10% increase or decrease in the U.S. dollar versus the Euro as of March 31, 2010 would have resulted in an approximately $0.3 million change in the Company’s net revenues during fiscal 2010.

The Company held cash and cash equivalents denominated in Great Britain Pounds Sterling (“GBP”) that amounted to approximately £0.6 million (U.S. $1.0 million) at March 31, 2010, compared to approximately £0.7 million (U.S. $0.9 million) at March 31, 2009.  Due to the weakening of the U.S. dollar in fiscal 2010, the currency rate increase of the GBP from March 31, 2009 to March 31, 2010 was 6%.  One hundred GBP was equal to approximately $151 at March 31, 2010; $159 at December 31, 2009; $159 at September 30, 2009; $1.65 at June 30, 2009; and $142 at March 31, 2009.  A hypothetical 10% increase or decrease in the U.S. dollar versus the GBP as of March 31, 2010 would have resulted in an approximately $0.2 million change in the Company’s net revenues during fiscal 2010.

The Company held cash and cash equivalents denominated in Japanese Yen that amounted to approximately ¥168 million (U.S. $1.8 million) at March 31, 2010, compared to approximately ¥176 million (U.S. $1.7 million) at March 31, 2009.  Due to the weakening of the U.S. dollar in fiscal 2010, the currency rate increase of the Japanese Yen from March 31, 2009 to March 31, 2010 was 5.2%.  One hundred Japanese Yen was equal to approximately $1.08 at March 31, 2010; $1.08 at December 31, 2009; $1.11 at September 30, 2009; $1.05 at June 30, 2009; and $1.03 at March 31, 2009. A hypothetical 10% increase or decrease in the U.S. dollar versus the Japanese Yen as of March 31, 2010 would have resulted in an approximately $0.4 million change in the Company’s net revenues during fiscal 2010.

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

Item 8.  Financial Statements and Supplementary Data

The reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes to Consolidated Financial Statements follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders, Sonic Solutions

We have audited the accompanying consolidated balance sheet of Sonic Solutions and subsidiaries (“the Company”) as of March 31, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended March 31, 2010.  We also have audited the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audit also included the financial statement schedule listed in the Index at Part IV, Item 15.  The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010, and the results of its operations and its cash flows for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for the year ended March 31, 2010, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, the Company’s maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Armanino McKenna, LLP

San Ramon, California
June 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sonic Solutions:

We have audited the accompanying consolidated balance sheet of Sonic Solutions and subsidiaries as of March 31, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended March 31, 2009.  In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index.  These consolidated financial statements and the schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonic Solutions and subsidiaries as of March 31, 2009 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related schedule for 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

San Francisco, California
May 29, 2009

CONSOLIDATED FINANCIAL STATEMENTS
SONIC SOLUTIONS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$54,536	$19,408
Restricted cash	-	456
Accounts receivable, net of allowances of $2,511 and $2,072 at March 31, 2010 and 2009, respectively	11,270	14,874
Inventory	1,941	1,086
Prepaid expenses and other current assets	3,497	4,504
Deferred tax benefits	-	41
Total current assets	71,244	40,369
Fixed assets, net	1,670	2,851
Purchased and internally developed software costs, net	165	448
Goodwill	4,628	4,628
Acquired intangibles, net	16,174	16,556
Deferred tax benefits, net	66	21
Other assets	1,463	1,864
Total assets	$95,410	$66,737

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,892	$5,104
Accrued expenses and other current liabilities	21,916	26,964
Deferred revenue	5,874	6,875
Capital lease	123	130
Total current liabilities	31,805	39,073

Other long term liabilities, net of current portion	889	724
Deferred revenue, net of current portion	76	135
Capital lease, net of current portion	37	161
Total liabilities	32,807	40,093

Commitments and contingencies (Note 3)
Shareholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2010 and 2009.	-	-
Common stock, no par value, 100,000,000 shares authorized; 30,610,102 and 26,593,647 shares issued and outstanding at March 31, 2010 and 2009.	200,375	163,121
Accumulated deficit	(136,289)	(135,076)
Accumulated other comprehensive loss	(1,483)	(1,401)
Total shareholders' equity	62,603	26,644
Total liabilities and shareholders' equity	$95,410	$66,737

See Accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended March 31,
	2010	2009	2008
Net revenue	$104,345	$119,958	$132,874
Cost of revenue	31,856	32,901	33,151
Impairment of intangibles	-	19,579	-
Gross profit	72,489	67,478	99,723

Operating expenses:
Marketing and sales	29,975	35,810	36,186
Research and development	24,696	39,250	44,511
General and administrative	17,669	24,160	27,310
Restructuring	513	3,947	3,152
Impairment of goodwill	-	56,174	-
	72,853	159,341	111,159
Operating loss	(364)	(91,863)	(11,436)
Interest income	75	687	2,768
Interest expense	(146)	(767)	(1,479)
Other expense	(319)	(1,020)	356
Loss before income taxes	(754)	(92,963)	(9,791)
Provision (benefit) for income taxes	459	25,160	(4,254)
Net loss	$(1,213)	$(118,123)	$(5,537)

Net loss per share:
Basic	$(0.04)	$(4.46)	$(0.21)
Diluted	$(0.04)	$(4.46)	$(0.21)
Shares used in computing net loss per share:
Basic	27,792	26,535	26,247
Diluted	27,792	26,535	26,247

See Accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit	Loss	Equity	Loss
Balances at March 31, 2007	26,197	$162,565	$(10,815)	$(917)	$150,833

Cumulative effect upon adoption of FIN 48	-	(788)	(600)	-	(1,388)
Exercise of common stock options and release of RSUs	186	570	-	-	570
Share-based compensation expense	-	1,557	-	-	1,557
Tax provision from employee stock option plans	-	(653)	-	-	(653)
Foreign currency translation adjustment	-	-	-	(780)	(780)	(780)
Net loss	-	-	(5,537)	-	(5,537)	(5,537)
Balances at March 31, 2008	26,383	$163,251	$(16,952)	$(1,697)	$144,602	$(6,317)

Exercise of common stock options and release of RSUs	211	318	-	-	318
Share-based compensation expense	-	2,113	-	-	2,113
Tender offer payment	-	(94)	-	-	(94)
Tax provision from employee stock option plans	-	(2,467)	-	-	(2,467)
Foreign currency translation adjustment	-	-	-	296	296	296
Net loss	-	-	(118,124)	-	(118,124)	(118,124)
Balances at March 31, 2009	26,594	$163,121	$(135,076)	$(1,401)	$26,644	$(117,828)

Exercise of common stock options and release of RSUs	566	1,420	-	-	1,420
Shares issued in stock offering	3,450	31,444	-	-	31,444
Share-based compensation expense	-	2,557	-	-	2,557
Warrant issued	-	1,833	-	-	1,833
Tax provision from employee stock option plans	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(82)	(82)	(82)
Net loss	-	-	(1,213)	-	(1,213)	(1,213)
Balances at March 31, 2010	30,610	$200,375	$(136,289)	$(1,483)	$62,603	$(1,295)

See Accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,213)	$(118,123)	$(5,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,322	5,883	7,693
Impairment of intangibles	-	19,579	-
Impairment of investments	585	-	-
Deferred income taxes	54	23,774	(5,527)
Impairment of goodwill	-	56,174	-
Provision for returns and doubtful accounts, net of write-offs	(68)	(602)	2,031
Share-based compensation	2,557	2,191	1,557
Fair value of vested warrant shares issued for strategic relationship	1,833	-	-
Decrease (increase) in restricted cash	456	(2)	(454)
Loss on disposition of assets	59	9	77
Changes in operating assets and liabilities, net
Accounts receivable	3,672	1,194	2,959
Inventory	(855)	(56)	(392)
Prepaid expenses and other current assets	1,007	874	(231)
Other assets	(184)	(345)	347
Accounts payable	(1,212)	(1,076)	192
Accrued expenses and other current liabilities	(3,330)	(4,104)	(2,764)
Deferred revenue	(1,060)	(548)	1,337
Net cash provided by (used in) operating activities	4,623	(15,178)	1,288

Cash flows from investing activities:
Purchase of fixed assets	(586)	(1,788)	(2,134)
Additions to purchased software	(37)	(185)	(356)
Acquisition of Simple Star Inc., net	(1,000)	(5,046)	-
Acquisition of CinemaNow Inc., net	(500)	(2,050)	-
Acquisition of uMedia, net of cash acquired	-	-	(543)
Purchase of short term investment instruments	-	-	(19,174)
Redemption of long term investment instruments	-	900	-
Redemption of short term investment instruments	-	150	65,375
Net cash provided by (used in) investing activities	(2,123)	(8,019)	43,168

Cash flows from financing activities:
Share-based compensation	-	(94)	-
Proceeds from exercise of common stock options	1,420	318	570
Proceeds from stock offering	31,444	-	-
Payments on bank credit facility	-	(20,000)	-
Principal payments on capital leases	(131)	(90)	(2)
Net cash provided by (used in) financing activities	32,733	(19,866)	568
Effect of exchange rate changes on cash and cash equivalents	(105)	517	(159)
Net increase (decrease) in cash and cash equivalents	35,128	(42,546)	44,865
Cash and cash equivalents at beginning of year	19,408	61,955	17,090
Cash and cash equivalents at end of year	$54,536	$19,409	$61,955

Supplemental disclosure of cash flow information:
Interest paid during year	$146	$641	$1,398
Income taxes paid during year, net of refunds	$51	$786	$730

Supplemental disclosure of non-cash transactions
Original cost of fully depreciated fixed assets written off	$2,646	$-	$4,981
Cash holdback and remaining assumed liabilities owed related to CinemaNow, Inc., acquisition	$(111)	$-	$-
Cumulative effect upon adoption of FIN 48	$-	$-	$788

See Accompanying Notes to Consolidated Financial Statements.

SONIC SOLUTIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years ended March 31, 2010

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, OEMs, businesses, high-end professional optical disc authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronics (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with a wide range of PC and CE operating systems, development environments, and proprietary platforms.

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

Quantities or results referred to as “to date” or “as of this date” mean as of or to March 31, 2010, unless otherwise specifically noted.  References to “FY” or “fiscal year” refer to our fiscal year ending on March 31 of the designated year. For example, “FY 2010” and “fiscal year 2010” each refer to the fiscal year ending March 31, 2010.  Other references to “years” mean calendar years.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP.  ASC does not change current GAAP, but simplifies user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standards documents was superseded and all other accounting literature not included in the ASC is considered non-authoritative.  The Company adopted the ASC in June 2009 and discloses the ASC prescribed topic numbering references on a primary basis.

Principles of Consolidation

The accompanying consolidated financial statements include Sonic Solutions and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of estimates

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

Short Term Investments

During fiscal 2009, short term investments included highly-rated (AAA/Aaa) select auction variable rate securities (“ARS”).  Short-term investments are reported at fair value and are subject to periodic impairment review with any unrealized gains or losses recorded in other comprehensive income (loss).  No impairment charges were recorded on any short-term investments during the year ended March 31, 2009.  As of November 20, 2008, the Company redeemed the remaining ARS that it previously held for $0.9 million, which comprised the full carrying value plus interest.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, otherwise known as the “exit price,” in an orderly transaction between market participants at the measurement date. The Company uses the three tier fair value hierarchy as a basis for its assumptions.  The hierarchy of inputs used for measuring fair value are as follows:  Level 1 – observable inputs such as quoted prices in active markets; Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly in active markets; Level 3 – unobservable inputs in which there is little or no market data and as a result, management assumptions are developed.

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s assets or liabilities are measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date
	Fair Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$41,507	$41,507
Total	$41,507	$41,507

(1) Included in "Cash and cash equivalents" in the Balance Sheet.

	Fair Value Measurements at Reporting Date
	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$15,737	$15,737
Total	$15,737	$15,737

(1) Included in "Cash and cash equivalents" in the Balance Sheet.

Accounts Receivable and Allowance for Product Returns and Doubtful Accounts

Accounts receivable is presented net of allowance for product returns, discounts and doubtful accounts of $2.5 million and $2.1 million at March 31, 2010 and 2009, respectively.  The Company’s distributor and retail arrangements provide for certain discounts, product rotation rights and permit certain product returns.  The Company estimates reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.

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

Inventory

Inventory stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following at March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Raw materials	$142	$-
Finished goods	1,799	1,086
	$1,941	$1,086

Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.  Inventory is presented net of reductions for excess and obsolescence of $0.5 million at March 31, 2010 and 2009, respectively.  Inventory held on consignment at March 31, 2010 and 2009 was $1.8 million and $1.0 million, respectively.

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

	March 31,
	2010	2009
Equipment, furniture and fixtures	$10,264	$12,214
Less: accumulated depreciation	(8,594)	(9,363)
	$1,670	$2,851

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Intangible assets are classified into three categories:  (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  For goodwill and intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

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

The Company has reviewed the criteria necessary to evaluate the number of reporting units that exist.  Based on its review, the Company has determined it operates in two reporting segments, Roxio Consumer and Premium Content.

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

Based on a combination of factors occurring during fiscal 2009, including the economic environment, market conditions and decline of the Company’s stock value, the Company determined that indicators for impairment of goodwill and intangible assets existed.  Accordingly, during the third quarter of fiscal 2009, the Company performed an impairment analysis and recorded impairment charges of $19.6 million and $56.2 million for its intangible assets and goodwill, respectively, related to its Roxio Consumer reporting segment.

There are inherent uncertainties and management judgment required in an analysis of goodwill intangibles and other long-lived asset impairment.  Fair values were determined based upon market conditions, a blended market and income approach which utilized cash flow projections, and other factors.  Future adverse changes in these or other unforeseeable factors could result in an impairment charge that could materially impact future results of operations and financial position in the reporting period identified.  The results of the analysis indicated that there would be $4.6 million remaining carrying value attributable to goodwill for the Premium Content segment, $2.1 million attributable to acquired intangibles for Premium Content segment and $14.5 million attributable to acquired intangibles for the Roxio Consumer Products segment as of December 31, 2008.  During the fourth quarter ended March 31, 2009, the Company determined there were no further impairments to record for fiscal 2009.  There were no impairments of goodwill or acquired intangibles in fiscal 2010.

Goodwill and identified intangible asset balances are summarized as follows (in thousands):

		March 31, 2010			March 31, 2009
	Useful	Gross		Net	Gross		Net
	Life in	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	Indefinite	$4,628	$-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,584	(3,419)	165	3,518	(3,070)	448
Internally developed software	3	9,804	(9,804)	-	9,776	(9,776)	-
Acquired technology	3-5	14,520	(14,277)	243	14,520	(14,210)	310
Customer lists / contracts	2-15	16,870	(15,040)	1,830	16,870	(14,727)	2,143
Trademarks	3	250	(249)	1	250	(247)	3
Brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$63,756	$(42,789)	$20,967	$63,662	$(42,030)	$21,632

The following tables present the activity for goodwill and intangibles for the 2010 and 2009 fiscal years (in thousands):

	March 31,				March 31,
	2009	Additions	Adjustments	Amortization(1)	2010
Goodwill	$4,628	$-	$-	$-	$4,628
Purchased software	448	37	(8)	(312)	165
Internally developed software	-	-	-	-	-
Acquired technology	310	-	-	(67)	243
Customer lists/contracts	2,143	-	-	(313)	1,830
Trademarks	3	-	-	(2)	1
Brand name	14,100	-	-	-	14,100
	$21,632	$37	$(8)	$(694)	$20,967

(1)	Amortization of intangibles is included in “Cost of Revenue” in the Company’s Consolidated Statements of Operations.

	March 31,				March 31,
	2008	Additions (1)	Adjustments (2)	Amortization (3)	2009
Goodwill	$55,456	$5,305	$(56,133)	$-	$4,628
Purchased software	671	-	-	(223)	448
Internally developed software	33	-	-	(33)	-
Acquired technology (4)	3,073	1,910	(2,673)	(2,000)	310
Customer lists/contracts	6,729	2,100	(5,248)	(1,438)	2,143
Brand name	25,700	70	(11,658)	(9)	14,103
	$91,662	$9,385	$(75,712)	$(3,703)	$21,632

(1)	Includes amounts capitalized in connection with the Simple Star and CinemaNow acquisitions completed in fiscal 2009.

(2)	Adjustments include goodwill impairment of $56.2 million and intangible impairment of $19.6 million in fiscal 2009.

(3)	Amortization of intangibles is included in “Cost of Revenue” in the Company’s Consolidated Statements of Operations.

(4)	A portion ($46,000) for fiscal 2008 ending balance for acquired technology and customer lists/contracts was reclassified between the intangibles.

The acquired intangibles with finite lives are being amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization of acquired intangibles was $0.4 million, $3.4 million and $4.8 million for the years ended March 31, 2010, 2009 and 2008, respectively.  The future annual amortization expense is expected to be as follows (in thousands):

Amortization
Year Ending March 31,	Expense
2011	$391
2012	325
2013	210
2014	245
2015	187
Thereafter	716
$2,074

Other Comprehensive Loss

The Company classifies items of comprehensive loss by their nature in the consolidated financial statements and display the accumulated balance of other comprehensive loss separately from accumulated deficit and additional paid-in capital in the equity section of the consolidated balance sheets. Other comprehensive loss items have no impact on the Company’s net loss as presented in its Consolidated Statements of Operations.  The Company’s other comprehensive loss is composed primarily of foreign currency translation adjustments.  See “Statement of Shareholders’ Equity and Comprehensive Loss.”

Revenue Recognition

The Company derives its revenue primarily from licenses of its software products, software development agreements and maintenance and support.  The Company also sells and licenses patents and patented technology.  The Company recognizes revenue when the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The arrangement fees are fixed or determinable; and

•	Collection is considered probable.

If the Company determines that any of the above criteria has not been met, the Company will defer recognition of the revenue until all the criteria have been met.

The Company generally considers arrangements with payment terms longer than six months from the time of delivery to have fees which are not fixed or determinable, and recognizes the related revenue as payments become due from the customer, provided all other revenue recognition criteria have been met.  If the Company determines that collection of a fee is not probable, it will defer the fees and recognize revenue upon cash receipt, provided all other revenue recognition criteria have been met.

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

In arrangements where VSOE exists only for the undelivered elements, the Company uses the “residual method” under which it defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for undelivered items as revenue.  If VSOE does not exist for all elements but the only undelivered element is maintenance and support, the Company recognizes revenue from the arrangement ratably over the maintenance and support period.  If VSOE does not exist for undelivered elements that are specified products or upgrades, the Company defers revenue until the earlier of the delivery of all elements or the point at which it determines VSOE for these undelivered elements.

Product Sales - Except in the case of consignment arrangements, the Company recognizes revenue from the sale of its packaged software products when title transfers to the distributor or retailer.  When the Company sells packaged software products to distributors and retailers on a consignment basis, it recognizes revenue upon sell through to an end customer.

The Company’s distributor arrangements often provide distributors with certain product rotation rights.  The Company estimates returns based on its historical return experience and other factors such as channel inventory levels and the introduction of new products.  These allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset, otherwise they are recorded in accrued expenses and other current liabilities.  If future returns patterns differ from past returns patterns, for example due to reduced demand for the Company’s product, the Company may be required to increase these allowances in the future and may be required to reduce future revenues.

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

Software Development Arrangements - For arrangements that include development or other services that are essential to the functionality of the licensed software, the Company recognizes revenue using the percentage-of-completion method.  Under the percentage-of-completion method, management estimates the number of hours needed to complete a particular project, and revenues are recognized as the contract progresses to completion.  Changes in estimates are recognized in the period in which they are known.

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

Content and Services – Premium content revenue includes RoxioNow Service content sales.  When purchased on an individual transaction basis, the Company recognizes revenue from the sale of individual content titles in the period when the content is purchased and delivered.  The Company generally recognizes revenue from the sale of content subscriptions pro rata over the term of the subscription period.

Share-Based Compensation

The Company measures compensation cost for share-based awards at fair value.  Share-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes-Merton (“Black Scholes”) option pricing model to determine the fair value of stock option shares.  The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  The fair value of restricted stock units (“RSUs”) is equivalent to the market price of the Company’s common stock on the grant date.

Income Tax and Deferred Tax Asset Valuation

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

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions.  Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes.  Accounting for income tax uncertainties requires a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon settlement.

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

Earnings (Loss) Per Share

The Company reports Earnings (Loss) per Share (“EPS”), both basic and diluted, on the Consolidated Statements of Operations.  Basic EPS is computed using the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive potential shares of common stock outstanding, except when their effect is anti-dilutive.  Dilutive potential shares of common stock primarily consist of employee stock options, RSUs and warrants.  Diluted shares outstanding include the dilutive effect of in-the-money options, calculated based on the average share price for each period using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended March 31,
	2010	2009	2008
Numerator:
Net loss applicable to common shareholders	$(1,213)	$(118,123)	$(5,537)

Denominator:
Weighted average number of common shares outstanding (1)	27,792	26,535	26,247
Diluted weighted average number of common shares outstanding	27,792	26,535	26,247

Basic and diluted net loss per share	$(0.04)	$(4.46)	$(0.21)

Potentially dilutive securities (2)	4,121	5,819	5,732

(1)	Weighted average number of common shares outstanding excludes unvested stock options, restricted stock units, and warrants.

(2)	The potentially dilutive securities are excluded from the computation of diluted net loss per share for fiscal years 2010, 2009 and 2008 because their effect would have been anti-dilutive.

Accounting Standards Adopted in Fiscal 2010

In December 2007, the FASB broadened the provisions of Statement of Financial Accounting Standards (“SFAS”) 141 with the passage of SFAS 141 (revised 2007), Business Combinations (SFAS 141R), which is now referred to as FASB ASC 805.  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  ASC 805 also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting ASC 805 will be dependent on the future business combinations that the Company may pursue after its effective date.

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

Recently Issued Accounting Pronouncements

The following represents a summary of recent authoritative pronouncements that could impact the Company’s accounting, reporting, and/or disclosure of financial information.

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

In January 2010, the FASB issued ASU 2010-06.  The ASU amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company does not expect the adoption will have any impact on its results of operations or financial position.

NOTE 2 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	March 31,
	2010	2009
Commissions payable	$543	$461
Accrued compensation and benefits	2,761	3,353
Accrued professional services	1,146	1,901
Accrued marketing costs	927	686
Accrued sales returns and discounts	2,124	2,382
Accrued royalties	2,629	3,137
Accrued restructuring costs	385	910
Income tax liability	2,729	2,686
Other tax liabilities	7,134	8,410
Other accrued expense	1,538	3,038
Total accrued expenses and other current liabilities	$21,916	$26,964

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases.  Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating and capital leases was approximately $4.5 million, $5.0 million and $4.5 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.  The facilities leases generally provide that the Company pay property taxes, insurance and maintenance.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases	Total Lease Obligations
2011	$4,036	$123	$4,159
2012	1,836	32	1,868
2013	381	2	383
2014	53	3	56
Thereafter	-	-	-
	$6,306	$160	$6,466

Litigation Matters

On October 4, 2007, a putative shareholder class action was filed in the United States District Court for the Northern District of California against the Company and various of its executive officers and directors, premised on allegations concerning the granting of stock options by the Company and the alleged filing of false and misleading financial statements.  On March 21, 2008, plaintiffs filed a consolidated amended complaint on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between October 23, 2002 and May 17, 2007.  On May 27, 2008, plaintiffs filed a “corrected” consolidated amended complaint which alleges various violations of the Securities Exchange Act of 1934 and the rules thereunder.  In July 2009, the parties reached an agreement in principle to settle this action, and on October 15, 2009, the parties executed a stipulation of settlement providing for the creation of a settlement fund of $5 million to satisfy claims submitted by class members and to pay any attorneys fees awarded by the Court.  As part of the settlement, the Company’s Directors and Officers (“D&O”) liability insurers agreed to fund the settlement amount.  On April 8, 2010, this settlement was formally approved and a final judgment and order of dismissal with prejudice was entered.

The Company’s D&O liability insurance has covered the legal fees and costs associated with the above legal action, including payment of legal fees of $0.7 million during fiscal 2010.

Indemnification Obligations

In the normal course of business, the Company provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services.  The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated.  Historically, costs related to these indemnifications have not been significant, but because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.  As permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, the Company indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity.  The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enables it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Credit Facilities

On September 29, 2008, the Company paid off its $20 million credit facility with the Union Bank of California, N.A. in accordance with its terms.

Purchase Commitments

The Company in the normal course of business enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of March 31, 2010 and March 31, 2009 were approximately $1.1 million and $1.4 million, respectively.  The purchase commitments are mainly associated to contracts with royalties related to the Company’s Roxio Consumer products and RoxioNow.

Other

The Company sponsors a 401(k) savings plan that covers most of the Company’s U.S. employees.  Participants may contribute a portion of their compensation to the plan subject to IRS limits.  In fiscal years 2009 and 2008, the Company made $0.9 million and $1.3 million in matching contributions to the plan, respectively.  There were no contributions during fiscal 2010.  The Company stopped matching contributions in the third quarter of fiscal 2009 as a cost cutting measure.

During fiscal 2009, the Company entered into certain Asset Purchase Agreements that contained holdback provisions.  The holdbacks related to the Simple Star, Inc. and CinemaNow, Inc. acquisitions totaled $1.5 million.  These were paid in fiscal 2010.

NOTE 4 - SHAREHOLDERS’ EQUITY

Stock Options

Current Plans

The Company grants stock options and other share-based awards to employees and directors under various equity incentive plans:

•	2000 Stock Option Plan

•	2004 Equity Compensation Plan

In 2000, the Company adopted the Sonic Solutions 2000 Stock Option Plan (the “2000 Plan”).  The 2000 Plan covers 3.0 million shares of Common Stock with an annual increase in the number of shares available for issuance under the 2000 Plan on the last day of each fiscal year, provided that the total number of shares issuable under the plan shall not exceed 3.75 million shares.  Under this plan, stock options are granted annually at the fair market value of the Company’s common stock on the date of grant.  The 2000 Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and nonqualified stock options, which must be granted at not less than 85% of fair market value of the stock.  Options under the 2000 Plan generally vest over four years from the date of grant.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the 2000 Plan.  Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.  On April 1, 2010, the number of shares available for issuance under the 2000 Plan increased by 750,000 pursuant to the Plan’s “evergreen” provision.

In June 2004, the Company adopted the Sonic Solutions 2004 Equity Compensation Plan (the “2004 Plan”) and the shareholders approved the 2004 Plan in September, 2004.  The 2004 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights (collectively referred to as “awards”).  Stock options granted under the 2004 Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code (“Code”), or nonqualified stock options.  Incentive stock options may be granted only to employees.  Awards other than incentive stock options may be granted to employees, directors and consultants.  Options under the 2004 Plan generally vest over four years from the date of grant.  The options generally expire ten years from the date of grant and are canceled three months after termination of employment.  The Company’s Board of Directors and Compensation Committee administer the 2004 Plan.  Upon the completion of the Company’s voluntary review of stock option grant practices, it was determined that some grants from this plan were issued at less than fair market value and have been restated.

Discontinued Plans

Effective March 31, 2010, the Company terminated and discontinued the making of grants under its 2004 Stock Incentive Plan and 2005 Stock Incentive Plan, which had allowed for the granting of “inducement” stock options and other share-based awards and which had not required shareholder approval.  While no additional grants will be made under these discontinued Plans, previously-granted awards under these Plans remain in full force and effect in accordance with their original terms.

Equity Issuance

On October 29, 2009, the Company issued a warrant to purchase 668,711 shares of its common stock to a third party in connection with the entry of the Company and the third party into a strategic relationship agreement.  Under the terms of the warrant, which vested 50% upon execution on of the strategic relationship agreement, 25% upon the first anniversary and 25% upon the second anniversary, the holder is entitled to purchase shares of the Company’s common stock at $4.98 per share (the closing price of the Company’s common stock on the date of the warrant issuance).  During the three months ended December 31, 2009, the Company recorded the value representing the initial 50% vesting of the warrant, to equity and a promotional expense within Marketing and Sales operating expense.  At the time of signing, no revenue had been earned from the contract.  The Company valued this portion of the warrant at $1.1 million using the Black-Scholes valuation model at the time of the signing of the agreement.  The Black-Scholes valuation assumptions included an expected term of 5 years, volatility of 80.20%, and a risk free rate of 2.44%.

The remaining 50% of the warrant subject to vesting will be remeasured at each reporting period until vested and recognized ratably over the associated vesting period of the warrant with the related expense recorded as contra revenue.  At March 31, 2010, the Company valued the unvested portion of the warrant at $1.6 million using the Black-Scholes valuation model and recorded $0.7 million against revenue during fiscal year 2010.  The Black-Scholes valuation assumptions included an expected term of 4.6 years, volatility of 84.83%, and a risk free rate of 2.31%.

On December 17, 2009, the Company issued 3,450,000 shares of common stock in an underwritten offering at a per share public offering price of $9.70.  The Company received approximately $31.4 million in net cash proceeds after underwriting discounts and commissions and expenses, which will be used for working capital and general corporate purposes.

Tender Offer

On November 26, 2008, the Company filed a Tender Offer Statement on Schedule TO with the SEC to repurchase and cancel certain stock options with high exercise prices and to reprice, repurchase and cancel certain other options that were potentially subject to adverse taxation under Code Section 409A.  During the third quarter of fiscal 2009, the Company purchased options to acquire approximately 2.8 million eligible shares and paid approximately $0.1 million in the fourth quarter of fiscal 2009.

A summary of the Company’s stock option activity is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2007	6,619,275	$13.72	6.38	$17,584
Options granted	-	$-
Options exercised	(186,158)	$2.56
Options forfeited or expired	(21,233)	$15.01
Outstanding at March 31, 2008	6,411,884	$14.09	5.04	$7,917
Options granted	4,055,427	$3.02
Options exercised	(100,234)	$3.20
Tendered options	(2,805,829)	$15.38
Options forfeited or expired	(1,926,191)	$15.38
Outstanding at March 31, 2009	5,635,057	$5.25	7.78	$15
Options granted	865,050	$6.28
Options exercised	(524,784)	$2.89
Options forfeited or expired	(360,386)	$9.89
Outstanding at March 31, 2010	5,614,937	$5.31	7.51	$28,079
Vested and expected to vest	5,325,856	$5.41	7.43	$26,377
Exercisable at March 31, 2010	2,937,354	$6.91	6.29	$12,430

The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the last trading day of the fiscal period.  The closing market value of the stock was $9.37 on March 31, 2010.  The total intrinsic value of options exercised in fiscal 2010, 2009 and 2008 was approximately $2.6 million, $0.2 million and $1.2 million respectively.  The weighted average grant date fair value per share of options granted was $3.97. $1.13 and $0 for the fiscal years ended 2010, 2009, and 2008, respectively.  Stock options were not granted during fiscal 2008 due to the voluntary stock option review.  As of March 31, 2010, total compensation expense related to non-vested options not yet recognized, including estimated forfeitures, was $4.1 million.  The cost is expected to be recognized over a remaining weighted average period of 2.68 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price
$0.92 to $1.17	196,646	2.31	$1.14	179,771	$1.16
$1.23 to $1.23	2,296,588	8.71	1.23	795,177	1.23
$1.25 to $6.33	976,697	6.49	4.35	494,146	4.03
$6.60 to $6.60	4,844	1.96	6.60	4,844	6.60
$6.89 to $6.89	1,128,634	8.20	6.89	724,573	6.89
$6.92 to $20.86	1,011,528	6.17	14.54	738,843	16.39
$0.92 to $20.86	5,614,937	7.53	$5.31	2,937,354	$6.91

Restricted Stock Units (“RSUs”)

During fiscal year 2008 no RSUs were granted, and during fiscal years 2010 and 2009 the Company granted RSUs under the 2004 Equity Compensation Plan.  A summary of RSU activity is presented below:

	Number of Shares	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	354,700	1.88	$5,001
RSUs granted	-
RSUs forfeited or canceled	(68,352)
Outstanding at March 31, 2008	286,348	1.38	$2,763
RSUs prior period release(1)	(171,448)
RSUs granted	75,750
RSUs forfeited or canceled	(46,771)
Outstanding at March 31, 2009	143,879	0.97	$173
RSUs released	(63,937)
RSUs granted	111,700
RSUs forfeited or canceled	(13,359)
Outstanding at March 31, 2010	178,283	1.36	$1,671
Vested and expected to vest at March 31, 2010	159,231	1.25	$1,492

(1)	Includes adjustment for RSU releases that vested in previous quarters but were not released due to the voluntary stock option review blackout period.

RSUs are not considered outstanding common stock at the time of grant.  Upon vesting the Company settles RSUs with the issuance of common stock.  Shares issued were net of shares traded for the payment of taxes of 22,226 and 61,315 for fiscal years ended March 31, 2010 and 2009, respectively.  The total intrinsic value of outstanding RSUs as of March 31, 2010 was $0.4 million based on the closing price of $9.37 per share.  The weighted average grant date fair value per share of RSU granted during fiscal years 2010 and 2009 was $9.46 and $6.89, respectively.  There were no RSUs granted during fiscal 2008.  The weighted average grant date fair value is determined based on the closing market price of the Company’s common stock on the date of the award.  The grant date fair value of RSU awards is recognized as compensation cost, on a straight-line basis over the four-year vesting period.  The total unamortized share-based compensation expense related to unvested RSUs, including estimated forfeitures, at March 31, 2010 was $1.3 million.  The cost is expected to be recognized over a remaining weighted average period of 2.59 years.

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

The weighted-average fair value of options granted and the related assumptions used are as follows (in percentages):

	Years Ended March 31,
	2010	2009	2008
Weighted-average fair value of options granted	$3.97	$1.13	$-
Risk-free interest rate	2.1%	1.9%	-
Expected volatility	80%	50%	-
Expected life (in years)	4.7	3.3	-
Expected dividend	-	-	-

The following table summarizes share-based compensation expense related to employee stock options and restricted stock unit grants for fiscal 2010, 2009 and 2008 (in thousands):

	Years Ended March 31,
	2010	2009	2008
Marketing and sales	$840	$842	$766
Research and development	294	292	530
General and administrative	1,423	1,057	249
	$2,557	$2,191	$1,545

Share-based expense for fiscal 2008 included a charge of $0.3 million attributable to the extension of exercise periods for vested options for employees terminated between November 15, 2006 and March 31, 2008.

NOTE 5 - INCOME TAXES

Income tax expense (benefit) for the year ended March 31, 2010 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$(200)	$36	$(164)
State and Local	28	7	35
Foreign	577	11	588
	$405	$54	$459

Income tax expense (benefit) for the year ended March 31, 2009 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$(103)	$17,579	$17,476
State and Local	(208)	5,886	5,678
Foreign	1,685	321	2,006
	$1,374	$23,786	$25,160

Income tax expense (benefit) for the year ended March 31, 2008 consists of (in thousands):

	Current	Deferred	Total
U.S. Federal	$-	$(4,836)	$(4,836)
State and Local	23	(1,268)	(1,245)
Foreign	1,250	577	1,827
	$1,273	$(5,527)	$(4,254)

The differences between income taxes computed using the 35% statutory federal income tax rate and the Company’s effective tax rate are summarized as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Computed tax at statutory rate	$(264)	$(32,537)	$(3,427)
State taxes, net of federal benefit	35	5,678	(887)
Net change in valuation allowance	1,338	47,872	-
Goodwill impairment	-	3,871	-
Research and development credits	-	(816)	(259)
Foreign rate differential	92	1,228	347
Foreign investment in U.S. property	337	462	1,029
Foreign tax credits	(487)	(816)	(923)
Prior year federal tax refunds	(166)	-	-
Penalties	(491)	19	(260)
Nondeductible expenses	54	51	58
Other permanent differences	11	148	68
Income tax expense (benefit)	$459	$25,160	$(4,254)

The other permanent differences consist of provision to return true up adjustments and income from foreign branches.

The components of deferred taxes are as follows (in thousands):

	March 31,
	2010	2009	2008
Deferred tax assets:
Accounts receivable	$17	$83	$75
Inventories	208	215	399
Tax credit carryforwards	16,408	15,649	13,379
Net operating losses	21,360	17,532	8,581
Accrued vacation pay	684	729	922
Commissions and bonuses	31	24	38
Fixed assets	(450)	(349)	178
Intangible assets	20,804	23,750	-
Research and experimental expenses	99	115	-
Other reserves	4,284	4,381	5,072
Stock option compensation	3,525	3,645	5,384
Gross deferred tax assets	66,970	65,774	34,028
Valuation allowance	(66,904)	(65,712)	(3,113)
Total deferred tax assets, net of valuation allowance	66	62	30,915
Deferred tax liabilities: (1)
Intangible assets	(57)	-	(1,822)
State income taxes	-	-	(2,818)
Research and experimental expenses	-	-	68
Gross deferred tax assets	(57)	-	(4,572)
Total deferred tax liability	(57)	-	(4,572)
Net deferred taxes	$9	$62	$26,343

(1)	Deferred tax liability is included in “Long Term Liabilities” in the Company’s Consolidated Balance Sheet.

At March 31, 2010, the Company had gross deferred tax assets for net operating loss carryforwards (“NOLs”) of $21.4 million including $2.3 million related to the Company’s acquisition of InterActual Technologies, Inc. in 2004.  The loss carryforwards expire between 2020 and 2030.  To the extent NOLs realized on tax returns relate to non-qualified stock option deductions, the excess benefits will be credited to shareholders’ equity when realized.

At March 31, 2010, the Company had cumulative unused federal and California research and development (“R&D”) tax credits of approximately $4.8 million and $5.4 million, respectively, that can be used to reduce federal and California income taxes.  The federal R&D credits expire from 2017 through 2030; California credits carry forward indefinitely.  As of March 31, 2010, the Company had cumulative accrued foreign tax credits of approximately $5.8 million that expire from 2013 through 2020.  In addition, the Company had alternative minimum tax credit carryforwards of approximately $0.3 million available to offset regular income tax over an indefinite period and $0.1 million of California manufacturing investment credits that expire in 2010.

In assessing the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  As of March 31, 2008, the Company’s $3.1 million valuation allowance consisted of $1.7 million for acquired InterActual NOLs that may not be utilized primarily due to an annual limitation under Code Section 382 and $1.4 million for Canadian deferred tax assets that are unlikely to be realized.

The Company evaluates the valuation allowance at the end of each fiscal year, considering positive and negative evidence about whether the deferred tax assets will be realized.  At March 31, 2009, the Company believed it would more likely than not be unable to realize a significant portion of its deferred tax assets as a result of cumulative losses in fiscal year 2008 and 2009.  As such, the Company established a valuation allowance of approximately $65.7 million on its deferred tax assets as of March 31, 2009.  Due to the Company’s loss in fiscal year 2010, the Company increased the valuation allowance at March 31, 2010 to $66.9 million.

For tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

At March 31, 2010, the Company had $6.0 million of gross unrecognized tax benefits (“UTBs”), $1.5 million of which would affect its effective tax rate if recognized.  The Company does not anticipate a significant increase or decrease to the total UTBs during fiscal year 2011.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files its income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to 2004.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through 2003.

The reconciliation of the total gross amounts of UTBs for the fiscal year ended March 31, 2010 is as follows (in thousands):

Balance at April 1, 2008	$4,930
Additions based on tax provisions related to the current year	873
Balance at March 31, 2009	$5,803
Additions based on tax provisions related to the current year	208
Balance at March 31, 2010	$6,011

Interest and penalties related to UTBs are classified as a component of the Company’s provision for income taxes.  The Company recognized approximately $84,000 and $85,000 in interest and penalties through the income tax provision in the consolidated statements of income as of March 31, 2010 and 2009, respectively.  There was approximately $0.3 million and $0.2 million of accrued interest and penalties associated with UTBs as of March 31, 2010 and 2009, respectively.

The Company did not provide for U.S. corporate income taxes on a cumulative total of approximately $1.3 million of undistributed net foreign earnings for all non-U.S. subsidiaries.  The Company intends to indefinitely reinvest these funds in their respective operations outside the U.S.

NOTE 6 - SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company reports certain information about its operating segments.  An operating segment is a component of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company’s chief executive officer (“CEO”) is its chief operating decision maker.

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

Net Revenue

The following table reflects net revenue by segment (in thousands):

	Years Ended March 31,
Net Revenue	2010	2009	2008
Roxio Product Group	$90,077	$104,074	$122,691
Premium Content Group	14,268	15,884	10,183
Total net revenue	$104,345	$119,958	$132,874

Operating Income (Loss):

The following table reflects operating income (loss) by segment (in thousands):

	Years Ended March 31,
Operating loss	2010	2009	2008
Roxio Product Group	$28,061	$(54,981)	$31,906
Premium Content Group	(10,286)	(8,690)	(12,744)
Unallocated operating expenses	(18,139)	(28,192)	(30,598)
Total operating loss	$(364)	$(91,863)	$(11,436)

Revenues by Geographic Location (in thousands):

	Years Ended March 31,
Revenue by region	2010	2009	2008
United States	$81,403	$86,818	$108,604
Export
Canada	877	1,573	1,407
France	696	1,422	1,076
Germany	2,721	4,429	2,978
United Kingdom	3,138	3,287	3,629
Europe: Other	2,179	2,910	3,874
Japan	7,721	14,207	5,948
Singapore	3,212	3,599	3,446
Taiwan	869	281	73
Other Pacific Rim	945	887	1,362
Other International	584	545	477
Total net revenue	$104,345	$119,958	$132,874

The Company sells its products to customers categorized geographically by each customer’s country of domicile.

Long-lived Assets (excluding goodwill and other intangible assets) by country (in thousands):

	March 31,
Assets by geography	2010	2009	2008
United States	$1,094	$1,652	$1,922
Japan	47	111	154
Canada	3	6	7
China	465	1,007	810
Other International	61	75	66
Total long-lived assets	$1,670	$2,851	$2,959

Significant Customer Information:

	Percent of Total Net Revenue			Percent of Total Accounts Receivable
	Years Ended March 31,			March 31,
Customer Name	2010	2009	2008	2010	2009
Digital River	23%	22%	23%	15%	11%
Navarre	22%	16%	13%	19%	20%
Dell	13%	14%	26%	5%	5%
Hewlett-Packard	11%	11%	13%	17%	2%
Ingram	7%	6%	10%	8%	8%

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

NOTE 7 - ACQUISITIONS

uMedia Acquisition

During the fourth quarter of fiscal 2008, the Company entered into an Asset Purchase Agreement with uMedia, a Chinese software development company whereby it acquired substantially all the assets of uMedia for a purchase price of approximately $0.5 million.  In connection with the acquisition the Company acquired seven employees.  The uMedia team was integrated into the Company’s Roxio Consumer Products division to further enhance its core audio and video technology.

The Company allocated the purchase price to assets purchased based on their relative fair values with the excess recorded as goodwill.  Based on evaluation and review of the assets, the amounts and components of the purchase price along with the allocation of the purchase price are as follows (in thousands):

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

Cash	$5,000
Holdback contingency	1,000
Transaction costs	46
Total purchase price	$6,046

Unbilled accounts receivable	$137
Fixed assets	12
Prepaid assets	25
Intangible assets	2,570
Goodwill	3,660
Deferred revenue	(358)
Net assets acquired	$6,046

During the first quarter of fiscal 2010, the Company paid approximately $1.0 million related to the Simple Star acquisition holdback.

CinemaNow Acquisition

During the third quarter of fiscal 2009, the Company entered into an Asset Purchase Agreement to purchase certain assets and liabilities from CinemaNow, Inc., a privately held digital video distributor.  The CinemaNow assets, which now comprise part of the Roxio Now Service, facilitate digital distribution of premium video content, including Hollywood movies, TV shows, and music videos, to users across multiple platforms.  The CinemaNow purchase price of approximately $3.2 million was comprised of $0.8 million in cash, assumed liabilities not to exceed $1.7 million, $0.2 million in direct costs and $0.5 million for a general holdback payable 180 days after the closing.  The Company hired approximately thirty former CinemaNow employees as a result of the acquisition.  The following table summarizes the adjusted fair value for the assets acquired (in thousands):

Cash	$850
Holdback contingency	500
Assumed liabilities	1,650
Transaction costs	236
Total purchase price	$3,236

Accounts receivable	$82
Prepaid expenses and other assets	30
Fixed assets	14
Other assets	237
Intangibles	1,510
Goodwill	1,645
Deferred revenue	(282)
Net assets acquired	$3,236

During the third quarter of fiscal 2010, the Company paid approximately $0.5 million related to the CinemaNow acquisition holdback.

NOTE 8 - RESTRUCTURING

Each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  The associated accruals may be adjusted upward or downward upon the occurrence of future triggering events.  Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, rates, and income.  Due to extended contractual obligations of certain leases and the volatility of commercial real estate markets, the Company could make future adjustments to these accruals.  The following table summarizes the restructuring liability activity (in thousands):

	June 2009		January 2009		October 2008		June 2008		October 2007
	Restructuring		Restructuring		Restructuring		Restructuring		Restructuring
	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Severance & Related Costs	Other Charges	Total
Balances, March 31, 2007	$-	$-	$-	$-	$-	$-	$-	$-	$1,692	$1,233	$2,925
Restructure Accrual	-	-	-	-	-	-	-	-	(1,662)	(672)	(2,334)
Payments	-	-	-	-	-	-	-	-	-	-	-
Impact of exchange rate	-	-	-	-	-	-	-	-	-	-	-
Adjustments	-	-	-	-	-	-	-	-	-	-	-
Balances, March 31, 2008	-	-	-	-	-	-	-	-	30	561	591
Restructure Accrual	-	-	764	701	898	127	1,327	224	-	-	4,041
Payments	-	-	(587)	(52)	(883)	(70)	(1,108)	(61)	(6)	(346)	(3,113)
Impact of exchange rate	-	-	-	1	(7)	(1)	(209)	(50)	(6)	(215)	(487)
Adjustments	-	-	-	-	-	-	12	(116)	(18)	-	(122)
Balances, March 31, 2009	-	-	177	650	8	56	22	(3)	-	-	910
Restructure Accrual	329	-	-	-	-	-	-	-	-	-	329
Payments	(258)	-	(200)	(561)	(9)	(48)	-	-	-	-	(1,076)
Impact of exchange rate	1	-	23	8	1	-	4	3	-	-	40
Adjustments	(72)	-	-	288	-	(8)	(26)	-	-	-	182
Balances, March 31, 2010	-	-	-	$385	-	-	-	-	-	-	$385

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

NOTE 9 - QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial information for fiscal years 2010 and 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2009	2009	2009	2009	2008	2008	2008
Net revenue	$26,370	$26,392	$26,056	$25,527	$32,244	$26,525	$31,076	$30,114
Gross Profit	18,519	18,348	17,980	17,642	23,622	(278)	21,726	22,408
Operating income (loss)	1,132	(540)	542	(1,498)	(890)	(81,745)	(3,938)	(7,068)
Net income (loss)	1,168	(344)	(206)	(1,831)	328	(111,116)	(3,694)	(3,640)
Basic income (loss) per share	$0.04	$(0.01)	$(0.01)	$(0.07)	$0.01	$(4.27)	$(0.14)	$(0.14)
Basic shares used in computing per share amounts	30,553	27,317	26,686	26,611	26,591	25,997	26,533	26,443
Diluted income (loss) per share	$0.04	$(0.01)	$(0.01)	$(0.07)	$0.01	$(4.27)	$(0.14)	$(0.14)
Diluted shares used in computing per share amounts	32,652	27,317	26,686	26,611	26,835	25,997	26,533	26,443

NOTE 10 – SUBSEQUENT EVENTS

Payroll Tax Penalty Waiver

In April 2010, the Company and the Internal Revenue Service (“IRS”) reached an agreement in principle related to certain payroll tax liabilities related to stock options grants and exercises in 2004, 2005 and 2006, for which the Company has recorded reserves, and the Company executed two closing agreements reflecting this agreement in principle.  Pursuant to the terms of the closing agreements, the IRS agreed to waive $1.4 million in penalties related to the payroll tax liabilities, and the Company paid $0.4 million and $1.8 million in payroll taxes on April 15, 2010 and April 21, 2010, respectively.  Also pursuant to the terms of the closing agreements, the Company submitted certain corrected payroll tax forms by April 30, 2010 and May 31, 2010.  As of March 31, 2010, the Company recorded this penalty abatement as a reduction of estimated penalties previously accrued.  This adjustment is included as a reduction of General and Administrative expenses.  As of June 4, 2010, the Company had not received the counter-signed closing agreements from the IRS.

Proposed DivX Acquisition

On June 1, 2010, the Company and DivX, Inc. (“DivX”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DivX and the Company will combine their businesses through the merger of DivX with a newly formed, wholly owned subsidiary of the Company (the “DivX Acquisition”). At the effective time of the DivX Acquisition (the “Effective Time”), each share of DivX common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash.  The Merger Agreement contains customary representations, warranties and covenants of the Company and DivX including, among others, covenants (1) to use commercially reasonable efforts to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition, (2) not to engage in specified types of transactions during such period, and (3) not to solicit proposals relating to alternative business combination transactions or, subject to specified exceptions, enter into discussions or provide confidential information in connection with proposals for alternative business combination transactions.

The Company’s and DivX’s obligations to consummate the DivX Acquisition are subject to the satisfaction or waiver of customary conditions, including (1) requisite approvals of their respective shareholders, (2) the absence of any law or order prohibiting the consummation of the DivX Acquisition, (3) the declaration by the U.S. Securities and Exchange Commission (the “SEC”) of the effectiveness of the registration statement relating to the shares of Sonic Solutions common stock to be issued to DivX stockholders pursuant to the Merger Agreement, (4) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (5) the absence of any material adverse effect with respect to either party during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition.  In addition, each party’s obligation to consummate the DivX Acquisition is subject to other specified customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and (b) material compliance by the other party with its covenants.  The Merger Agreement provides each of the Company and DivX with specified termination rights.  If the Merger Agreement is terminated under circumstances specified in the Merger Agreement, DivX will be required to pay the Company a termination fee of $8.35 million.

As of March 31, 2010, the Company had not incurred any significant expenses in connection with the DivX Acquisition.  The Company cannot currently estimate the financial effect of the DivX Acquisition, but has incurred substantial expenses since March 31, 2010, and expects to incur additional expenses before the expected closing exclusive of any costs relating to integration of DivX operations.

No Other Subsequent Events

The Company evaluated all subsequent event activity through the issue date of this Annual Report and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed its accountants in September 2009 as disclosed in Form 8-K filed with the SEC on September 30, 2009.  There were no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and CFO (the “Certifying Officers”) have conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Annual Report.  As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the issuer’s Certifying Officers, to allow timely decisions regarding required disclosure.  Based on their evaluation, for the reasons set forth below, the Certifying Officers have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, under the supervision of the Certifying Officers, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  An internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in its report entitled “Internal Control — Integrated Framework.”

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

Based on its assessment, management concluded that the Company’s internal control over financial reporting as of March 31, 2010 was effective.

Armanino McKenna, LLP has issued its report on the Company’s internal control over financial reporting, which report appears on page 41 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth certain information regarding executive officers and the members of the Company’s Board of Directors as of May 24, 2010:

Name	Age	Position
Robert J. Doris	57	Chairman of the Board of Directors
Mary C. Sauer	57	Director & Secretary
Robert M. Greber	72	Director
Peter J. Marguglio	63	Director
R. Warren Langley	67	Director
David C. Habiger	41	Chief Executive Officer and President
A. Clay Leighton	53	Chief Operating Officer
Mark Ely	41	Executive Vice President of Strategy
Paul F. Norris	48	Executive Vice President, Chief Financial Officer and General Counsel
Matthew S. DiMaria	49	Executive Vice President, General Manager Roxio Products Group

Mr. Doris is married to Ms. Sauer.  There are no other family relationships between any director and Executive Officer of the Company.

Robert J. Doris.  Mr. Doris co-founded the Company in 1986 and has served as Chairman of the Board since 1986, as Chief Executive Officer from 1986 to September 2005, and as President from 1986 to April 2005.  In September 2005 Mr. Doris became the non-executive Chairman of the Board, and all services performed by Mr. Doris since that time have been in his capacity as a Board member.  Prior to 1986, Mr. Doris held the positions of President of The Droid Works, a subsidiary of Lucasfilm Ltd., Vice President of Lucasfilm, and General Manager of the Lucasfilm Computer Division. Mr. Doris received B.A., J.D. and M.B.A. degrees from Harvard University.

Mary C. Sauer.  Ms. Sauer co-founded the Company in 1986 and served as a vice president from 1986 to September 26, 2005, including as Senior Vice President of Marketing and Sales from February 1993 to September, 2005, and has served as a director from 1986 until the present.  Since September 2005, all services performed by Ms. Sauer have been in her capacity as a Board member.  Since December 2009, Ms. Sauer has been a member of the board of directors of YesVideo, Inc., a private corporation in which the Company holds a minority equity interest.  Prior to 1986, Ms. Sauer was Vice President of Marketing for The Droid Works, and prior to joining The Droid Works, Ms. Sauer was Director of Marketing for the Lucasfilm Computer Division.  Ms. Sauer received a B.F.A. from Washington University in St. Louis and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

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

Peter J. Marguglio.  Mr. Marguglio has served as a director of the Company since 1986.  Mr. Marguglio worked at Eatec Corporation, a software company, where he was President and a director, from 1990 and until February 19, 2008, when Eatec was sold to Agilysys, Inc.  Mr. Marguglio retired in April of 2008.  Prior to joining Eatec, Mr. Marguglio was President of Resource Marketing, Inc., an equipment leasing firm he founded in 1981.  Mr. Marguglio holds a Mechanical Engineering degree from the University of Washington and an M.B.A. degree from Stanford University.

R. Warren Langley.  Mr. Langley has served as a director of the Company since 2001.  Mr. Langley has been a consultant and the Managing Principal of the GuruWizard Fund, LLC, a venture capital firm that emphasizes social investing, since 2000.  Mr. Langley also has been on the Board of Advisors of Sun Trading LLC, a privately held partnership, since October 2007.  From 1996 until 1999, Mr. Langley served as President and Chief Operating Officer of The Pacific Stock Exchange. From 1987 to 1998, he was a Principal and Chief Operating Officer of Hull Trading, a proprietary derivatives trading firm. Mr. Langley has also worked as Director of Operations Research and Industrial Engineering at United Airlines and in several capacities in the software, energy, and defense consulting industries after serving in the United States Air Force for 15 years.  Mr. Langley holds a B.S. degree in Engineering Science from the United States Air Force Academy, an S.M. degree in Astronautical Engineering from Massachusetts Institute of Technology, and a Ph.D. in Operations Research from Georgia Institute of Technology.

David C. Habiger.  Mr. Habiger joined the Company in 1993 as a regional manager.  From 1993 until 2000 Mr. Habiger served in a number of sales and marketing management roles at the Company.  Mr. Habiger was Senior Vice President and General Manager from 2002 to 2003 and then General Manager from 2003 to April 2005 of the Roxio Division, where he played a key role in the development of the Company’s original equipment manufacturer and retail markets for consumer software.  In April 2005 Mr. Habiger was appointed President and Chief Operating Officer.  In September 2005, Mr. Habiger was appointed President and Chief Executive Officer.  Mr. Habiger received a B.B.A. from St. Norbert College and an M.B.A. from the University of Chicago.  He is a member of the National Association of Corporate Directors and as well as the Center for Corporate Innovation.

Paul F. Norris.  Mr. Norris joined the Company in 2005 as Senior Vice President and General Counsel.  In February 2008, Mr. Norris became the Company’s Executive Vice President, Acting Chief Financial Officer and General Counsel and in October 2009, he was appointed as the Company’s permanent Chief Financial Officer.  Prior to joining the Company, from 2000 to 2005, Mr. Norris was a partner at Steiner Norris PLLC, a law firm he co-founded in Seattle, Washington.  Mr. Norris received a B.A. from Yale University and a J.D. from Harvard Law School.

A. Clay Leighton.  Mr. Leighton joined the Company in 1993 as Vice President of Finance.  In 1999, Mr. Leighton was named Senior Vice President of Worldwide Operations and Finance and Chief Financial Officer.  In September 2005, Mr. Leighton was named Executive Vice President and Chief Financial Officer.  In February 2008, Mr. Leighton was named Executive Vice President and Chief Operating Officer.  Prior to joining the Company, from 1990 to 1992, he was Vice President, Finance and Chief Financial Officer for RESNA Industries Inc., an environmental services firm.  From 1988 to 1989 he was Vice President, Finance and Chief Financial Officer for Command Data Systems, a software company specializing in software for the public safety market.  Previously, Mr. Leighton worked as strategy consultant for the Boston Consulting Group.  Mr. Leighton received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

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

Matthew S. DiMaria.  Mr. DiMaria joined the Company in 2007 as Chief Marketing Officer.  Mr. DiMaria assumed the position of Executive Vice President and General Manager of the Roxio Products Group in October 2009.  Prior to joining the Company, Mr. DiMaria served as Senior Vice President of Worldwide Marketing at Serena Software from 2005 to 2007.  From 2001 to 2005, he served as Senior Vice President of Marketing and Business Development for Everypath Inc.  Earlier in his career, Mr. DiMaria held executive positions with Symantec Corporation and ASK Computer Systems.  He obtained his BS degree in Information Systems Management from the University of Maryland.

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

Based solely upon a review of the filings in respect of the fiscal year ended March 31, 2010 furnished pursuant to Rule 16a-3(e) promulgated under the Exchange Act or advice that no filings were required, the Company is not aware of any late Section 16(a) filings for such fiscal year.

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

Changes in Procedure for Shareholder Recommendations for Director Nominees

The Nominating Committee of the Board has no formal policy with respect to consideration of shareholder recommended director candidates and will consider potential candidates for director that are brought to the Nominating Committee’s attention by shareholders.  The Company’s Board believes it is appropriate not to establish a formal policy in light of the absence of any shareholder recommended director candidates in the past.  There have been no changes to this process.

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

Director Independence

The Company’s Board has determined that, without limitation, Messrs. Greber, Langley and Marguglio, are “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.  In making this determination, the Board considered transactions and relationships between each of these director or his immediate family and the Company and its subsidiaries.  The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent.  As a result of this review, the Board affirmatively determined, based on its understanding of such transactions and relationships, that these directors are independent and, therefore, a majority of the members of the Board are independent pursuant to applicable Nasdaq rules.

Committees

The Board held a total of seven meetings during the fiscal year ended March 31, 2010, and each director participated in 100% of the total number of meetings of the Board and all meetings of committees of the Board, if any, upon which such director served.  The members of the Audit Committee meet separately on a regular basis without any non-independent members of the Board or members of management present.  The chairman of the Audit Committee acts as the chairman of such meeting of the independent directors.

During the fiscal year ended March 31, 2010, and currently, the Audit Committee has consisted solely of independent directors, namely, Messrs. Marguglio, Greber and Langley, with Mr. Greber serving as chairman.  After considering transactions and relationships between each member of the Audit Committee or his immediate family and the Company and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the Board has determined that all current members of the Audit Committee are independent as defined by the Exchange Act and Nasdaq Listing Rules, and are financially literate.  The Board also determined that Mr. Greber qualifies as an “audit committee financial expert,” as defined by the applicable rules of the Exchange Act, due to, among other things, his experience with The Pacific Stock Exchange in various capacities, including Chairman, Chief Executive Officer and Chief Operating Officer, and his position as Chief Executive Officer of Diagnostic Network, Inc.

The Audit Committee, pursuant to its charter, is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent auditors.  In addition, the Audit Committee is responsible for approving the audit and non-audit services performed by the independent auditors; consulting with the independent auditors about the scope of the audit and reviewing with them the results of their examination and reviewing the Company’s financial control procedures and personnel.  The Audit Committee also has established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters.  The Audit Committee held five meetings during the fiscal year ended March 31, 2010.

During fiscal year 2010, the Board adopted changes to the charter of the Audit Committee, clarifying the role of the chairman of the Audit Committee.  More specifically, under the revised charter, the Audit Committee chairman is to:  (a) advise the Chairman of the Board as to an appropriate schedule of Board meetings and provide input as to the preparation of agendas for Board and Committee meetings; (b) advise the Chairman of the Board as to the quality, quantity and timeliness of the flow of information from the Company’s management that is necessary for the independent directors to effectively and responsibly perform their duties; (c) act as a principal liaison between independent directors and the Chairman of the Board on sensitive issues; and (d) conduct executive sessions, when appropriate, to discuss matters among the independent directors, including matters relating to the Company beyond the scope of the Audit Committee charter.

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

Board’s Role in Risk Oversight

As a part of its oversight function, the Board monitors how management operates the Company, in part via its committee structure.  When granting authority to management, approving strategies and receiving management reports, the Board considers, among other things, the risks and vulnerabilities the Company faces.  The Audit Committee considers risk issues associated with the Company’s overall financial reporting and disclosure process and legal compliance.  In addition to its regularly scheduled meetings, the Audit Committee meets with the independent registered public accounting firm in periodic executive sessions as determined from time to time by the Audit Committee, and the Audit Committee chairman meets regularly with the Company’s CFO/General Counsel regularly to discuss Company operations and risks.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Core Compensation Philosophy

The Company’s compensation philosophy is to pay its executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to the Company, while providing incentives to achieve its business and financial objectives.  The Company’s principal objectives for its executive compensation program include the following:

•	To provide competitive salary and total compensation packages that attract, retain, and motivate highly qualified key employees who can be instrumental to the Company’s long-term success.

•	To emphasize sustained performance by aligning rewards with shareholder interests.

•	To motivate executives and employees to achieve the Company’s annual and long-term business goals and encourage behavior toward the fulfillment of those objectives without incurring excessive risk.

The Compensation Committee, which consists entirely of independent Board members, controls the executive compensation program for the Company’s executive officers covered by the disclosure requirements for executive compensation in Item 402(c) of Regulation S-K (the “Executive Officers”).

Fiscal Year 2010 Highlights

Certain specific areas to note regarding compensation matters in fiscal year 2010 included:

•
In September 2009, the Board adopted a recoupment or “clawback” policy under which, in the event of a restatement of the Company’s audited financial statements involving Executive Officer misconduct, a committee of the Board, excluding participation of any officer(s) whose conduct is under review, will consider whether the Executive Officer engaged in intentional financial accounting misconduct, and if so, the responsible person(s) shall disgorge any net option exercise profits or cash bonuses attributable to the intentional misconduct.

•
In March 2010, the Board terminated and cancelled the Company’s 2005 Stock Incentive Plan (Non-U.S. Employees) and 2004 Stock Incentive Plan (without impacting previously-made grants under such Plans).

•	No Executive Officer received an increase in base salary during fiscal 2010.

Elements of the Company’s Compensation Program

The Company’s executive compensation program consists of the following:

•	Base salary.

•	Bonus compensation.

•	Long-term equity incentives.

•	Health and other benefits available to all Company employees.

The Company does not have a formulaic method for weighting the different elements of compensation or for allocating between long-term and short-term compensation or between cash and non-cash compensation, has not engaged compensation consultants in connection with executive compensation, and does not benchmark its executive compensation against that of other companies.  The Company considers and makes executive compensation decisions annually, typically at the Board meeting immediately following the Company’s annual shareholders’ meeting.  Although objective factors, such as Company performance and competitive compensation practices, influence the Company’s executive compensation decisions, more subjective individual considerations also impact compensation decisions.  For example, the Compensation Committee may take into account individual job performance, experience, retention concerns, and an executive’s ability to impact future results for the Company.

Base Salary

The Board sets base salaries for the Company’s Executive Officers annually based on input provided by the Compensation Committee.  The Compensation Committee and Board determine the base salaries of the Company’s Executive Officers annually by subjectively evaluating the responsibilities and strategic importance of their positions, as well as the experience, skills and performance of each individual.  The amount of each executive’ salary is determined based on a number of factors including:

•	An assessment of individual contribution as judged by the CEO (other than with respect to his own salary), as well as the Compensation Committee and/or Board.

•	The relationship to the salaries of other executives at the Company and at comparable companies.

•	The Company’s overall financial results.

In October 2009, at its meeting immediately after the Company’s fiscal 2009 shareholders meeting, the Board and Compensation Committee established the following base salaries for the Company’s Executive Officers:

Executive Officer	October 2009 Base Salary ($)	Percentage Change from Prior Salary (%)
Dave C. Habiger (1)	350,000	0%
Paul F. Norris (2)	300,000	0%
A. Clay Leighton (3)	300,000	0%
Mark Ely (4)	300,000	0%
Matthew S. DiMaria (5)	250,000	0%

(1)	Mr. Habiger’s base salary has not been changed since he assumed the position of President and Chief Executive Officer in September 2005.

(2)	Mr. Norris’s base salary has not been changed since he assumed the position of Executive Vice President, Acting CFO and General Counsel in February 2008.

(3)
Except as described in the next sentence, Mr. Leighton’s base salary has not been changed since September 2005.  From May 2008 to January 2009, Mr. Leighton voluntarily agreed to reduce this base salary by $45,888 in connection with re-priced stock options due to the Company’s stock option review during fiscal 2008.

(4)	Mr. Ely’s base salary has not been changed since he assumed the position of Executive Vice President, Strategy, in September 2005.

(5)	Mr. DiMaria first became an Executive Officer in October 2009. His base salary is $250,000.

Due to the difficult economic environment and the Company’s decision to freeze the salaries of most of its non-executive employees in 2008, the Compensation Committee and Board did not grant any salary increases to Executive Officers in 2009, although it did take note of the Company’s improved financial and business performance during the course of the 2009 calendar year.  In considering base compensation, the Compensation Committee and Board specifically considered the following factors relating to the individual Executive Officers:

•
Mr. Habiger continued to bear the most significant responsibility for executing on the Company’s strategy, including the development and strengthening of its Roxio consumer products and services, and successful execution of the Company’s premium content initiatives.

•
Mr. Norris retained responsibility for two critical positions as the Company’s CFO and general counsel.  He continued to oversee the Company’s legal affairs, including litigation, and he managed the Company’s accounting and compliance affairs.

•
Mr. Leighton played a pivotal role in strategically managing the Company’s financial operations and budgeting initiatives, enabling the Company to bring its costs in line with revenues while positioning the Company for revenue growth and margin improvement.

•	Mr. Ely provided key strategic guidance and directed the successful integration of the Company’s CinemaNow acquisition and its RoxioNow premium content initiative.

•
Mr. DiMaria was responsible for managing the Company’s Roxio Consumer Products Segment, operating the business profitably during a difficult economic environment, strengthening the Company’s relationships with key OEMs and retail partners, expanding and improving product lines, and enabling the Company to invest in its RoxioNow premium content initiative.  The Compensation Committee and Board also noted that Mr. DiMaria, in contrast to the other Executive Officers, received variable compensation in the form of management by objective (“MBO”) pay.

Taking into account these factors, the Compensation Committee and Board concluded that the relative mix of base salaries among the Executive Officers was appropriate, as it offered fair compensation and recognized responsibilities, experience, skills and performance of each individual.  The Compensation Committee and Board further continued to feel that the relatively similar base compensation levels fostered a collegial spirit among the Executive Officers, increasing teamwork and leading to a collaborative and productive decision-making environment.

Bonus Compensation.

Executive Bonus Plan.

On September 25, 2008, the Compensation Committee recommended and the Board approved, the 2008 Executive Bonus Plan (the “Plan”), which became effective on October 1, 2008.  The Plan provides for cash bonus payments to Plan participants, including the Executive Officers, in each fiscal quarter, unless otherwise determined by the Board (the “Performance Period”), based on performance metrics designated by the Board and dependent on the number of bonus sharing units, or points, allocated to each participant in accordance with the terms of the Plan (the “Bonus Units”).  The purpose of the Plan is to increase shareholder value and the success of the Company by (a) aligning the compensation of executive management to key financial drivers, (b) increasing the competitiveness of executive pay without increasing fixed costs, making bonus payments contingent upon organizational success, and (c) creating internal consistency and standard guidelines among the executive peer group.

For each Performance Period, the Board designates the performance metrics, the number of participants (or a range in the number of participants), the number of Bonus Units, or a range of Bonus Units, to be administered under the Plan, and the specific number of Bonus Units to be allocated to each of the Executive Officers.  The Board may make or modify any of these determinations at any time up to the date the bonus amount is paid to participants for a particular Performance Period.  For each Performance Period, the Company’s CEO and/or Chief Operating Officer (“COO”) designate the specific non-Executive Officer employees who will be participants, and the specific number of Bonus Units to be allocated to each of the non-Executive Officer employees, provided that the total number of participants and Bonus Units must equal to the aggregate number or within the range set by the Board.  Subject to the Board’s discretion, the CEO and COO may make or modify any of these determinations at any time up to the date the bonus amount under the Plan is paid to participants for a particular Performance Period.

Since the adoption of the Plan, the Board has chosen “Adjusted EBITDA” as the performance metric to be used under the Plan, and allocated a total of 4.0% of Adjusted EBITDA to be granted under the Plan.  For Plan purposes, Adjusted EBITDA is defined to be the Company’s earnings before interest, taxes, depreciation and amortization, adjusted for amounts payable under the plan and non-recurring, non-operational and transitional cost items, and calculated in a manner that is generally consistent with the Company’s public disclosures regarding non-GAAP financial measures, as such measures are described from time to time in the Company’s earnings releases.  If Adjusted EBITDA for a Performance Period is negative, then no amounts are paid under the Plan for that Performance Period.  In addition, the Board has designated, based on its subjective judgment, that there may be a total of up to 22 participants during a Performance Period, and that the total available Bonus Units will range between 1,000 and 1,050.  The Board has allocated the following Bonus Units to the individual Executive Officers, which resulted in Executive Officer compensation as set forth below during fiscal 2010:

Executive Officer	Bonus Units (#)	Fiscal 2010 Compensation Under Plan ($)
Dave C. Habiger	200	56,753
Paul F. Norris	125	35,741
A. Clay Leighton	125	35,471
Mark Ely	100	28,377
Matthew S. DiMaria	100	28,377

Pending any different decisions that may be made at the Board meeting immediately following the Company’s 2010 annual shareholders’ meeting, the Board has made the same Bonus unit allocations for fiscal 2011.

The Compensation Committee and Board believe that Adjusted EBITDA is a key driver of shareholder value, as it corresponds closely to the cash operating income generated from the Company’s core operations by excluding significant non-cash operating expenses that do not arise out of core ongoing operating activities.  Moreover, the Company’s management uses Adjusted EBITDA as a primary internal metric for evaluating the performance of the Company’s business and that of its Executive Officers and employees.  Because of the relatively modest levels of Adjusted EBITDA generated and projected by the Company during recent periods, the Board has not set any specific financial thresholds (other than positive Adjusted EBITDA) that must be achieved before bonuses can be awarded under the Plan.

In establishing performance metrics and making individual Bonus Unit allocations to the individual Executive Officers, the Compensation Committee and Board considered many of the same factors as it did with respect to base compensation, as described above.  In general, the Compensation Committee and Board sought to set levels under the Plan that would provide meaningful incentives for the Executive Officers to focus on the overall financial success of the Company, without providing disproportionate compensation that might encourage excessive risk-taking.

Management By Objective (MBO) Bonuses

In addition to his participation in the Plan, during fiscal year 2010 Mr. DiMaria was also earned $41,250 under an individual Management by Objective (“MBO”), which was originally established prior to his becoming an Executive Officer.  Under his MBO plan, Mr. DiMaria was entitled to earn $7,500 per quarter based on the financial performance of the Roxio Consumer Products division, plus an additional unspecified amount in the fourth quarter based on the division’s performance over the course of the entire fiscal year.  Mr. DiMaria received bonus payments equal to $7,500 for each of the first three quarters and the balance of his $41,250 in MBO compensation for the final quarter of fiscal year 2010.  Mr. DiMaria’s MBO plan does not contain any set formulas or percentage-based mechanisms for awarding bonuses, but rather is administered based on internal financial and budgeting expectations and subjective divisional performance assessments by the Company’s CEO and Chief Operating Officer.

Other Bonuses

From time to time, the Compensation Committee and Board may elect to award individual “spot” bonuses to Executive Officers based on specific facts and circumstances, including extraordinary individual contributions.  During fiscal years 2010 and 2009, the Compensation Committee and Board did not make any spot bonus awards.  During fiscal year 2008, Mr. Norris and Mr. Ely were each awarded bonuses of $50,000.  Mr. Norris was awarded his bonus when he assumed the position of Executive Vice President, Acting CFO and General Counsel in February 2008, and Mr. Ely was awarded his bonus in July 2007 in connection with additional responsibilities he assumed.

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

In October 2009, following the Board’s review of the vested and unvested long-term equity awards held by Executive Officers and pursuant to the Compensation Committee’s recommendation, the Board made the following option grants to Executive Officers:

Executive Officer	Options (#)	Exercise Price ($)	Grant Date Fair Value (assuming fully vested) ($)
Dave C. Habiger	125,000	4.82	379,313
Paul F. Norris	65,000	4.82	197,243
A. Clay Leighton	95,000	4.82	288,278
Mark Ely	65,000	4.82	197,243
Matthew S. DiMaria	50,000	4.82	151,725

In making these grants, the Compensation Committee and Board considered many of the same factors as it did with respect to base compensation, as described above, and additionally took into the account certain extraordinary efforts made by Mr. Leighton during the year as the Company focused on regaining profitability.

Under the Company’s stock option plans, shares of its common stock may be purchased at the option grant price.  All grants must be exercised according to the provisions of the Company’s stock option plans.  Over the past three years, the minimum vesting period for options granted to Executive Officers has been three years.  All outstanding options expire on the earlier of ten years after the date of grant or 90 days after an option holder’s termination of service with the Company.  Under the Company’s current RSU program, the minimum vesting period has been set at four years.

Stock Ownership Guidelines

The Company has adopted a “no margin” and “no short” rule prohibiting any officer, director or board member or employee from borrowing against Company shares all selling them short.  The policy further prohibits buying or selling put or call options in the Company’s shares, or trading in options in the Company’s shares (except for employee stock options according to their terms).

Other Benefits

The Company provides standard employee benefits to all of its employees, including Executive Officers.  Benefits available to executive and non-executive employees include health insurance, vacation, disability insurance, life insurance and participation in its 401(k) plan.  The Company does not offer any supplemental executive health and welfare or retirement programs, or provide any other supplemental benefits or perquisites, to its executives.  The Company does not provide its Executive Officers with any tax gross-up payments in connection with any benefits or perquisites.

Change in Control Provisions

As further described under “Employment Agreements,” in the event of a Change in Control (as defined) the Executive Officers are entitled to specified percentages of their annual base salaries then in effect and the immediate vesting in all of their outstanding unvested stock options, RSUs, or other equity compensation.  The change in control provisions in these agreements are designed to offer protection to these employees to recognize their many years of commitment to the Company and its continuing success.  The Company does not provide its Executive Officers with any tax gross-up payments in connection with any change in control payments or benefits.

Impact of Tax and Accounting on Compensation Decisions

Section 162(m) of the Code limits the deductibility of compensation paid to certain executive officers in excess of $1 million unless the compensation is performance based.  When determining amounts of equity grants to executives and employees under the Company’s equity incentive program, the Compensation Committee considers the compensation charges associated with the grants.  Beginning on April 1, 2006, the Company began accounting for share-based compensation in accordance with the requirements of ASC 718.  Under ASC 718, grants of stock options result in compensation expense equal to the fair value of the options, which is calculated using a Black-Scholes-Merton option pricing model.  The fair value of RSUs is equivalent to the market price of the Company’s common stock on the grant date.  The expense is recognized over the vesting period.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis contained herein with the Company’s management and, based on the review and discussion, have recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee
Robert M. Greber, Chairman
R. Warren Langley
Peter J. Marguglio

Summary Compensation

The following table shows for the fiscal years ended March 31, 2010, 2009 and 2008, compensation awarded to, paid to, or earned by, the Company’s Executive Officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)		Total ($) (5)
David C. Habiger,	2010	350,000	-	379,313	56,753	-		786,066
Chief Executive Officer	2009	350,000	-	1,114,875	-	9,700	(6)	1,474,575
	2008	350,000	-	-	-	12,250		362,250

Paul F. Norris	2010	300,000	-	197,243	35,471	1,705		534,419
Executive Vice President, Chief Financial	2009	300,000	-	444,277	-	7,050	(6)	751,327
Officer and General Counsel	2008	259,615	-	-	50,000	7,400		317,015

A. Clay Leighton (7)	2010	300,000	-	288,278	35,471	-		623,749
Chief Operating Officer	2009	254,112	-	678,215	-	10,200	(6)	942,527
	2008	300,000	-	-	-	18,000		318,000

Mark Ely	2010	300,000	-	197,243	28,377	440		526,060
Executive Vice President of Strategy	2009	300,000	344,500	69,675	-	12,289	(6)	726,464
	2008	300,000	-	-	50,000	1,000		351,000

Matthew S. DiMaria (8)	2010	250,000	-	151,725	69,627	-		471,352
Executive Vice President and General Manager of Roxio Product Group

(1)
The amount in this column represents the aggregate grant date fair value of RSUs computed and does not reflect compensation actually received by the Executive Officers.  The Company did not issue any stock awards containing performance conditions.  No stock awards were issued during fiscal 2010 or 2008.  See Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report, for the assumptions used by the Company in calculating these amounts.

(2)
The amounts in this column represent the aggregate grant date fair value of stock option awards computed and do not reflect compensation actually received by the Executive Officers.  The Company did not issue any options containing performance conditions.  No stock options were granted during fiscal 2008.  See Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report, for the assumptions used by the Company in calculating these amounts.

(3)
The amounts in this column consist of cash earned during fiscal 2010 under the 2008 Executive Bonus Plan, which is described in more detail in the Compensation Discussion and Analysis section under the heading “Elements of Compensation – Bonus Compensation.”  Additional amounts paid to Mr. DiMaria under this heading were under his management by object (MBO) plan.

(4)	The amounts in this column consist of matching contributions made under the Company’s 401(k) plan and gym reimbursements made during fiscal 2010, 2009 and 2008.

(5)
Total compensation includes cash and non-cash elements.  The most significant non-cash element is the fair value of stock options and RSUs calculated on a grant date basis.  These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards.  The following table shows the breakdown between cash and non-cash Executive Officer compensation for the periods indicated below :

Name	Fiscal Year	Total Compensation (including non-cash) ($)	Non-cash ($)	Cash ($)
David C. Habiger	2010	786,066	379,313	406,753
	2009	1,474,575	1,114,875	359,700
	2008	362,250	-	362,250

Paul F. Norris	2010	534,419	197,243	337,176
	2009	751,327	444,277	307,050
	2008	317,015	-	317,015

A. Clay Leighton	2010	623,749	288,278	335,471
	2009	942,527	678,215	264,312
	2008	318,000	-	318,000

Mark Ely	2010	526,060	197,243	328,817
	2009	726,464	414,175	312,289
	2008	351,000	-	351,000

Matthew S. DiMaria	2010	471,352	151,725	319,627

(6)	Other Compensation for the Executive Officers includes cash received for tendered options in fiscal 2009:

Name	Shares Tendered (#)	Tender Offer Price Per Share ($)	Cash Received ($)
David C. Habiger	400,000	$0.01	$4,000

Paul F. Norris	75,000	0.02	1,500

A. Clay Leighton	100,000	0.02	2,000
	200,000	0.01	2,000

Mark Ely	40,000	0.01	400
	80,000	0.02	1,600
	4,379	0.30	1,314

(7)	From May 2008 to January 2009, Mr. Leighton voluntarily agreed to reduce his base salary by $45,888 in connection with re-priced stock options resulting from the Company’s stock option review.

(8)
In October 2009, Mr. DiMaria became an executive officer of the Company and assumed the position of Executive Vice President and General Manager of Roxio Products.  The above figures for Mr. DiMaria reflect compensation earned during part of 2010 as a non-executive officer for the Company.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards in fiscal year 2010 to the Company’s Executive Officers, including cash awards and equity awards.  The stock options granted to the Company’s Executive Officers in fiscal 2010 were granted under the 2004 Equity Compensation Plan and 2000 Stock Option Plan.

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
David C. Habiger	10/28/2009	-	125,000	4.82	379,313

Paul F. Norris	10/28/2009	-	65,000	4.82	197,243

A. Clay Leighton	10/28/2009	-	95,000	4.82	288,278

Mark Ely	10/28/2009	-	65,000	4.82	197,243

Matthew S. DiMaria	10/28/2009	-	50,000	4.82	151,725

(1)	Grants on October 28, 2009 vest monthly over four years beginning on the date of grant. All options are subject to change in control vesting per the applicable Executive Officer employment agreement.

(2)
On September 25, 2008, the Board approved the 2008 Executive Bonus Plan (“Plan”).  As described in more detail in the Compensation Discussion and Analysis section under the heading “Elements of Compensation – Bonus Compensation – Executive Bonus Plan,” the Plan does not currently include any threshold, target or maximum payment provisions.

(3)	The amount in this column represents the closing price of the Company’s common stock on the date of grant.

(4)
The amounts represent share-based payments based on the grant date fair value of the option awards on the grant date utilizing the assumptions discussed Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about unexercised options and unvested RSUs for each of the Company’s Executive Officers as of March 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Not Vested (#)	Maket Value of Shares or Units Not Vested ($)
David C. Habiger	218,750	156,250	(1)	6.89	6/12/18	-	-
	93,750	206,250	(2)	1.23	12/15/18	-	-
	13,021	111,979	(2)	4.82	10/28/19

Paul F. Norris	84,000	60,000	(1)	6.89	6/12/18	-	-
	46,875	103,125	(2)	1.23	12/15/18	-	-
	6,771	58,229	(2)	4.82	10/28/19	-	-
	-	-		-	-	3,500	32,795	(3)

A. Clay Leighton	36,608	-	(1)	1.17	10/25/11	-	-
	66,392	-	(1)	1.17	10/25/11	-	-
	48,060	-	(1)	6.33	3/11/13	-	-
	51,940	-	(1)	3.97	3/11/13	-	-
	131,250	93,750	(1)	6.89	6/12/18	-	-
	62,500	137,500	(2)	1.23	12/15/18	-	-
	9,896	85,104	(2)	4.82	10/28/19	-	-

Mark Ely	7,500	-	(2)	3.97	3/11/13	-	-
	46,875	103,125	(2)	1.23	12/15/18	-	-
	6,771	58,229	(2)	4.82	10/28/19	-	-
	-	-		-	-	18,750	175,688	(3)

Matthew S. DiMaria	81,250	18,750	(1)	6.89	6/12/18	-	-
	1,300	68,750	(2)	1.23	12/15/18	-	-
	5,208	44,792	(2)	4.82	10/28/19	-	-

(1)
Unvested options vest in equal installments monthly for three years beginning on the date of grant date and expire in ten years.  All options are subject to change in control vesting per the applicable Executive Officer’s employment agreement.

(2)
Unvested options vest in equal installments monthly for four years beginning on the date of grant and expire in ten years.  All options are subject to change in control vesting per the applicable Executive Officer’s employment agreement.

(3)
RSU valuation was determined by multiplying the total number of shares by $9.37, the closing price of the Company’s common stock on March 31, 2010.  RSUs vest 12.5% every six months for four years after the vesting commencement date.  All RSUs are subject to change in control vesting per the applicable Executive Officer’s employment agreement.

Options Exercised

The following provides information for each of the Company’s Executive Officers, the amounts received upon exercise of options and the vesting of RSUs, during the fiscal year ended March 31, 2010 (in thousands, except share data):

	Option Awards		Stock Vested
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David C. Habiger	-	-	-	-

Paul F. Norris	-	-	3,500	19,950

A. Clay Leighton	20,000	158,600	-	-

Mark Ely	-	-	12,500	71,250

Matthew S. DiMaria	18,250	131,086	-	-

(1)	RSU valuation was determined by multiplying the total number of shares by the closing price of the Company’s common stock on the date of release.

Employment Agreements

Each of the Company’s Executive Officers has entered into an executive employment arrangement with the Company.  The specific terms of these arrangements are set forth below in this section, and estimates of the compensation that would have been payable under these arrangements in the event of termination and change in control are set forth in the section entitled “Potential Payments upon Termination or Change in Control” below.

Mr. Habiger’s arrangement, which was approved by the Board on January 23, 2007 (the “Habiger Agreement”), provides for a base salary of $350,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Habiger Agreement provides that (i) if Mr. Habiger’s employment is terminated without Cause or if Mr. Habiger terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Habiger equal to 175% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Habiger’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 175% of his annual base salary at the level in effect at the time of the Change in Control.

Mr. Norris’s arrangement, which was approved by the Board effective February 26, 2008 (the “Norris Agreement”), provides for a base salary of $300,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Norris Agreement provides that (i) if Mr. Norris’s employment is terminated without Cause or if Mr. Norris terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Norris’s outstanding unvested stock options, restricted stock units and other equity compensation will immediately vest in full and the Company will make a lump sum payment to Mr. Norris equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

Mr. Leighton’s arrangement, which was approved by the Board on January 23, 2007 (the “Leighton Agreement”), provides for a base salary of $300,000, and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Leighton Agreement provides that (i) if Mr. Leighton’s employment is terminated without Cause or if Mr. Leighton terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Leighton equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Leighton’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

Mr. Ely’s arrangement, which was approved by the Board on January 23, 2007 (the “Ely Agreement”), provides for a base salary of $300,000 and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The Ely Agreement provides that (i) if Mr. Ely’s employment is terminated without Cause or if Mr. Ely terminates his employment for Good Reason, unless such termination occurs within 180 days of a Change in Control, the Company will make a lump sum payment to Mr. Ely equal to 100% of his annual base salary at the level in effect immediately prior to his termination; and (ii) in the event of a Change in Control, all of Mr. Ely’s outstanding unvested stock options, RSUs, or other equity compensation will immediately vest in full and the Company will make a lump sum payment equal to 100% of his annual base salary at the level in effect at the time of the Change in Control.

Each of the above arrangements contains the following terms:

•
Cause is defined as (i) the executive’s conviction of any felony under federal or state law, or any fraud, misappropriation or embezzlement, or (ii) the executive’s breach of a fiduciary duty owed to Company or commission of a material violation of Section 4 of the applicable agreement (relating to confidential information).

•
Good Reason is defined to mean (i) a material adverse change in the Executive Officer’s position causing it to be of materially less stature or responsibility without his written consent, and such a materially adverse change shall in all events be deemed to occur if he no longer serves in his position, unless he consents in writing to such change; (ii) a reduction, without his written consent, in his level of compensation (including base salary and fringe benefits); (c) a relocation of his principal place of employment by more than 50 miles, or (d) failure to cure a material breach by Company (or its successor) of the applicable agreement within thirty (30) days after written notice to the Company identifying such breach.

•	“Change in Control” is defined to have the same meaning as a “Corporate Transaction” under the Company’s 2004 Equity Compensation Plan.

Mr. DiMaria’s arrangement, as reflected in his original offer letter and a Change in Control Agreement entered into on March 18, 2009 (collectively, the “DiMaria Agreement”) provides for a base salary of $250,000 and the right to participate in any long term or annual incentive plans maintained by the Company for its executives.  The DiMaria Agreement provides that (i) in the event of a Change in Control, all unvested stock options, restricted stock units, or other equity compensation held by Mr. DiMaria at the time of such Change in Control immediately vest in full; and (ii) if Mr. DiMaria is terminated without Cause or if he terminates his employment for Good Reason within 180 days of a Change in Control, the Company will make a lump sum payment equal to 50% of his annual base salary at the level in effect at the time of the termination.  For purposes of the DiMaria Agreement, (a) Cause means failure to meet performance standards, being convicted of any felony under federal or state law, any fraud, misappropriation or embezzlement, or violation of the Company’s Proprietary Information and Inventions Agreement or Code of Business Conduct; (b) Change in Control means a transaction or series of related transactions that results in a sale of all or substantially all of the assets of either the Company as a whole, or the Roxio Consumer Products segment as a unit, to a third party, the transfer of 50% or more of the outstanding voting power of the Company to a third party, or the acquisition by a third party, by reason of any contractual arrangement or understanding with one or more persons or entities, of the right or power to appoint or cause to be appointed a majority of the directors or officers of the Company; and (c) Good Reason means a material adverse change in Mr. DiMaria’s authority, duties, or responsibilities, unless Mr. DiMaria consents in writing to such change, a reduction in his level of base salary, or a relocation of his principal place of employment by more than 50 miles.

In considering the executive employment arrangements of the Company’s Executive Officers, the Compensation Committee and Board determined that the “single trigger” acceleration and payment provisions were appropriate, since having the Executive Officers’ full attention and commitment through to the closing of a change in control is of paramount importance to the ultimate success of the transaction.

Potential Payments upon Termination or Change in Control

The following table summarizes the Company’s estimated cost of severance payments had the executive’s employment terminated without cause or if he had terminated his employment for good reason as of March 31, 2010 (in thousands):

		Before Change of Control	Within 6 months of Change of Control
Name	Type of Benefit	Termination without Cause or for Good Reason($)	Termination without Cause or for Good Reason ($)

David C. Habiger	Severance Value (1)	612,500	612,500
	Value of accelerated options (2)	-	2,575,879
	Value of accelerated RSUs (3)	-	-
	Total Value:	612,500	3,188,379

Paul F. Norris	Severance Value (1)	300,000	300,000
	Value of accelerated options (2)	-	1,253,179
	Value of accelerated RSUs (3)	-	32,795
	Total Value:	300,000	1,585,974

A. Clay Leighton	Severance Value (1)	300,000	300,000
	Value of accelerated options (2)	-	1,775,973
	Value of accelerated RSUs (3)	-	-
	Total Value:	300,000	2,075,973

Mark Ely	Severance Value (1)	300,000	300,000
	Value of accelerated options (2)	-	886,786
	Value of accelerated RSUs (3)	-	175,688
	Total Value:	300,000	1,362,474

Matthew S. DiMaria	Severance Value (1)	125,000	125,000
	Value of accelerated options (2)	-	-
	Value of accelerated RSUs (3)	-	-
	Total Value:	125,000	125,000

(1)
See the section above entitled “Employment Agreements” for a description of the material terms of each of the Executive Officer’s employment agreements.  All salary calculations were made as of March 31, 2010, using current salary figures for each Executive Officer.

(2)
Represents the value of the accelerated vesting of outstanding stock options, calculated as the difference between the March 31, 2010 closing stock price of $9.37 and the exercise price for each option.  See the table “Outstanding Equity Awards” include above.

(3)	Represents the value of the accelerated vesting of RSUs, based on the March 31, 2010 closing stock price of $9.37.

Director Compensation

On January 23, 2007, the Company’s Board approved the Board of Directors Compensation Policy (the “Policy”). Pursuant to the Policy, the Board reviews the annual compensation targets, including cash compensation target percentage, at each annual meeting of the Board for the “independent” Board members (each, an “Outside Director” and each Outside Director who serves as chairman of either the Board or a standing committee of the Board (each, a “Chairman”).  At the June 12, 2008 annual Board meeting, the Board reviewed the Policy, and after considering survey information regarding industry practices and other factors, approved amendments to the Policy providing for an annual compensation target of $120,000 for each Board member and for each such member serving as chairman of the Board or one of its standing committees, an annual compensation target equal to 125% of the annual compensation target for the non-chairman members.  Under the revised Policy, the annual compensation target for all members is to be paid in equal parts cash and equity compensation, provided that in the event the annual organizational meeting of the Board is scheduled later than October 1 in any year, then, in light of the inability to calculate the next year’s annual equity compensation target percentage as contemplated under the Policy until such meeting is held, the Policy provides that effective on October 1 of that year the equity compensation target percentage shall be shall be reduced to 0% and the cash compensation target percentage shall be increased to 100%, each until the occurrence of such annual organizational meeting.

In addition, the Company’s Board and Compensation Committee (excluding Mr. Doris and Ms. Sauer) considered the level of involvement of Mr. Doris and Ms. Sauer in providing strategic guidance to the Company’s executive officers and management team as well as the standard level of director compensation provided pursuant to the Board Compensation Policy and determined that Mr. Doris shall receive additional cash compensation at the rate of $37,500 per quarter and Ms. Sauer shall receive additional cash compensation at the rate of $20,000 per quarter, until such time as either Mr. Doris or Ms. Sauer report that they are no longer providing such extra involvement, or until such time as the Board directs otherwise.

The following table sets forth information regarding director compensation for fiscal 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Robert J. Doris (2) (3)	217,590	74,649	292,239

Mary C. Sauer (2) (4)	134,941	59,780	194,721

Robert M. Greber (5)	75,000	74,649	149,649

Peter J. Marguglio (6)	60,000	59,780	119,780

R. Warren Langley (7)	60,000	59,780	119,780

(1)
The amounts in this column represent the aggregate grant date fair value of stock option awards.  Amount does not reflect compensation actually received by the Directors.  The Company did not issue any options containing performance conditions. No stock options were granted during fiscal 2008.  See Note 4, “Shareholders’ Equity,” to the Consolidated Financial Statements included in this Annual Report, for the assumptions used by the Company in calculating these amounts.

(2)
As noted above, in addition to amounts payable pursuant to the Policy, Mr. Doris and Ms. Sauer received certain amounts in consideration of their providing advisory services to the Company’s executive officers and management and participate in the Company’s standard health and benefit package.

(3)	As of March 31, 2010, Mr. Doris held vested options to purchase an aggregate of 173,217 shares of the Company’s Common Stock and held 14,350 unvested options.

(4)	As of March 31, 2010, Ms. Sauer held vested options to purchase an aggregate of 109,235 shares of the Company’s Common Stock and held 11,492 unvested options.

(5)	As of March 31, 2010, Mr. Greber held vested options to purchase an aggregate of 131,550 shares of the Company’s Common Stock, and held 14,350 unvested options.

(6)	As of March 31, 2010, Mr. Marguglio held vested options to purchase an aggregate of 157,308 shares of the Company’s Common Stock, and held 11,492 unvested options.

(7)	As of March 31, 2010, Mr. Langley held vested options to purchase an aggregate of 99,308 shares of the Company’s Common Stock, and held 11,492 unvested options.

Evaluation of Compensation Policies and Practices as They Relate to Risk Management

The Company has reviewed its compensation policies as generally applicable to its employees and believes that these policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.  The Company believes that the design of its compensation policies encourage employees to remain focused on both the short-and long-term goals of the Company.  For example, while cash bonus plans may measure performance on a quarterly or annual, basis, equity awards typically vest over a number of years, which the Company believes encourages employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2010, no Executive Officer of the Company served as a board member or compensation committee member for any other entity, one of whose executive officers served as a director or Compensation Committee member of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 3, 2010 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, (ii) by each of its directors, (iii) by each of its Executive Officers, and (iv) by all directors and executive officers as a group.

In connection with the DivX Acquisition, each of the executive officers and directors has executed a voting agreement (collectively, the “Voting Agreements”) with DivX pursuant to which each of them has granted an irrevocable proxy (an “Irrevocable Proxy”) in favor of DivX and certain representatives of DivX and irrevocably appointed such representatives as his or her attorney and proxy to vote all of the shares of the Company’s Common Stock beneficially owned by him or her or that will be owned by him or her before the termination of the Voting Agreements in favor of approval and adoption of the transactions contemplated by the Merger Agreement and other matters that could reasonably be expected to facilitate the DivX Acquisition, and against the adoption of any Adverse Proposal (as defined in the Voting Agreements).  The obligations of each director and executive officer under the Voting Agreements will terminate upon the earliest to occur of: (i) the Effective Time (as defined in the Merger Agreement), (ii) the date on which the Merger Agreement is terminated by DivX pursuant to Section 7.1 thereof and (iii) such date and time as any amendment or change to the Merger Agreement is effected without such stockholder’s consent that increases the Exchange Ratio or the Merger Cash Consideration (each as defined in the Merger Agreement) above the values set forth in the Merger Agreement.  The Voting Agreements also limit the right of each executive officer and director to Transfer (as defined in the Voting Agreements) shares of Company Common Stock owned by him or her except for Permitted Transfers.  “Permitted Transfer” means a Transfer of shares (i) made pursuant to, and in compliance with, a written plan that meets the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934 established prior to the date of the Voting Agreements; (ii) with respect to certain executive officers and directors, in connection with the exercise of any option to purchase Common Stock that would otherwise expire prior to the expiration of the Voting Agreements; (iii) to any member of the immediate family of the executive officer or director or to a trust for the benefit of the executive officer or director or any member of such person's immediate family; or (iv) upon the death of such person; provided, however, that other in the case of a Permitted Transfer effected pursuant to subsection (iii), a Permitted Transfer shall be permitted only if, as a precondition to such Permitted Transfer, the transferee agrees in a writing to be bound by all of the terms of the applicable Voting Agreement. A corrected form of Voting Agreement substantially in the form signed by the executive officers and directors is attached as Exhibit 10.25 to this Annual Report.  Except as set forth in this paragraph, each of the executive officers and directors has the beneficial ownership of the shares of Common Stock set forth opposite his or her name as described in the table below.

Name and Address (1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(2)
NorthPointe Capital, LLC (3)
101 W. Big Beaver, Suite 745
Troy, MI 48084	1,508,825	4.92%

William Blair & Company, L.L.C. (4)
222 W Adams
Chicago, IL 60606	1,402,105	4.58%

Waddell & Reed Financial, Inc. (5)
Waddell & Reed Financial Services, Inc.
Waddel & Reed, Inc.
Waddell & Reed Investment Management Company
Ivy Investment Company
6300 Lamar Avenue
Overland Park, KS 66202	2,314,242	7.55%

Directors and Officers Robert J. Doris (6)	2,496,754	8.07%
Mary C. Sauer (7)	2,496,754	8.07%
Peter Marguglio (8)	352,318	1.14%
Robert M. Greber (9)	162,250	*
R. Warren Langley (10)	105,875	*
David C. Habiger (11)	411,605	1.42%
A. Clay Leighton (12)	535,730	1.72%
Mark Ely (13)	126,770	*
Paul Norris (14)	214,660	*
Matt DiMaria (15)	124,458	*
All directors and executive officers as a group (10 persons)	4,530,420	13.99%

*	Less than 1%.

[1]	Unless otherwise indicated, the address of each person is c/o Sonic Solutions, 7250 Redwood Blvd., Suite 300, Novato, CA 94945.

[2]
Table is based upon information supplied by directors, officers and principal shareholders.  Applicable percentage ownership for each shareholder is based on 30,636,131 shares of common stock outstanding as of June 3, 2010, together with applicable options for such shareholders.  Beneficial ownership is determined in accordance with Securities Exchange Commission ("SEC") rules and generally includes voting or investment power with respect to securities, subject to community property laws where applicable. Shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not treated as outstanding for computing the percentage ownership of any other person. Reference is also made to the description of the Voting Agreements to which each executive officer and director is a party, as described above in this section.

[3]	The information is based solely on Schedule 13G filed with the SEC by NorthPointe Capital, LLC, on April 7, 2010.

[4]	The information is based solely on Schedule 13G filed with the SEC by William Blair & Company, L.L.C. on February 5, 2010.

[5]	The information is based solely on Schedule 13G filed with the SEC by Waddell & Reed, Inc. on February 12, 2010.

[6]
Includes 720,531 shares owned by Mr. Doris, 181,417 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010, 1,261,009 owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004, 217,995 shares owned by Ms. Sauer, and 115,802 shares issuable upon exercise of Ms. Sauer's options which will be exercisable within 60 days of June 3, 2010.  The revocable trust established by Robert Doris and Mary Sauer, husband and wife.  Each of Mr. Doris and Ms. Sauer are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.  Both Mr. Doris and Ms. Sauer disclaims beneficial ownership of the shares and options owned by the other.

[7]
Includes 217,995 shares owned by Ms. Sauer, 115,802 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010, 1,261,009 owned by the Doris-Sauer Revocable Trust u/a/d 5 Nov 2004, 720,531 shares owned by Mr. Doris, and 181,417 shares issuable upon exercise of Ms. Sauer's options which will be exercisable within 60 days of June 3, 2010.  The revocable trust established by Mary Sauer and Robert, wife and husband.  Each of Ms. Sauer and Mr. Doris are joint trustees of the Trust and each person has the power to vote and dispose of any and all securities held by the Trust.  Both Ms. Sauer and Mr. Doris disclaims beneficial ownership of the shares and options owned by the other.

[8]	Includes 188,443 shares owned by Mr. Marguglio, and 163,875 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[9]
Includes 10,000 shares owned by Mr. Greber, 12,500 shares owned directly by a trust whose sole trustee and beneficary is Mr. Greber's will and 139,750 issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[10]	Includes 105,875 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[11]	Includes 9,000 shares owned by Mr. Habiger and 402,605 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[12]	Includes 79,500 shares owned by Mr. Leighton and 456,230 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[13]	Includes 35,207 shares owned by Mr. Ely, 12,500 unvested RSUs which vest every six months and 79,063 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[14]
Includes 41,337 shares owned by Mr. Norris, 1,750 unvested RSUs which vest every six months and 171,573 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

[15]	Includes 124,458 shares issuable upon exercise of options which will be exercisable within 60 days of June 3, 2010.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The Company has agreed to indemnify each of its directors and executive officers to the fullest extent permitted by California law.  All transactions between the Company and its officers, directors, principal shareholders and affiliates have been and will be approved by a majority of its Board, including a majority of the disinterested, non-employee directors, and have been or will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.  The Board has no formal policies in place with respect to such review or the approval of such transactions.

Director Independence

See Part III, Item 10, “Directors, Executive Officers and Corporate Governance-Director Independence” included in this Annual Report.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate amount of various professional fees billed by the Company’s principal accountants (in thousands):

Year Ended March 31, 2010
Armanino McKenna, LLP (5)

Audit fees (1)	$557
Audit related fees (2)	30
Tax fees (3)	5
All other fees (4)	-
Total fees	$593

(1)
Audit fees are for professional services for audit of the Company’s financial statements and its internal controls over financial reporting, the reviews of its interim financial statements included in its quarterly reports on Form 10-Q for the second and third quarter of fiscal 2010.

(2)
Audit-related fees are for assurance and related services and review of other SEC filings by that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3)	Tax fees are for professional services with respect to tax compliance, tax advice and tax planning.

(4)	All other fees are for permissible work that does not fall within any of the other fee categories above.

(5)
All audit fees are approved by the board of directors.  For the fiscal year ended March 31, 2009, BDO Seidman, LLP served as the Company’s independent accountant.  As previously disclosed on Form 8-K filed with the SEC on September 30, 2009, the Company discharged BDO Seidman, LLP and appointed Armanino McKenna, LLP as our new independant account for the fiscal year ended March 31, 2010.

Pre-Approval Policy

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by Armanino McKenna, LLP must be approved in advance by the Company’s Audit Committee to assure that such services do not impair the auditors’ independence from the Company.  In accordance with its pre-approval policies and procedures, the Company’s Audit Committee pre-approved all audit and non-audit services prior to them being performed by Armanino McKenna, LLP during the fiscal year ended March 31, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)    1. Financial Statements.

See Item 8 included in this Annual Report.

(a)    2. Financial Statements Schedule.

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

h        (a)     3. Exhibits:

Exhibit	Note	Title
2.1	(21)
Agreement and Plan of Merger, dated as of June 1, 2010, by and among the Registrant, Siracusa Merger Corporation, a Delaware corporation and a direct wholly owned subsidiary of Registrant, Siracusa Merger LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Registrant and DivX, Inc., a Delaware corporation

3.1	(1)	Restated Articles of Incorporation
3.2	(1)	Amended and Restated By-Laws
3.3	(7)	Certificate of Amendment of Restated Articles of Incorporation
4.1	(1)	Specimen Common Stock Certificate
10.1	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.2	(13)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.3	(12)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.4	(12)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.5	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.6	(1)	Form of Indemnity Agreement
10.7	(3)	1998 Stock Option Plan (compensatory plan)
10.8	(9)	Sonic Solutions 2004 Equity Compensation Plan
10.9	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.10	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.11	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.12	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.13	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Stock Incentive Plan
10.15	(14)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.16	(15)	Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006
10.17	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger
10.18	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton
10.19	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely
10.20	(17)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris
10.21	(18)	Board of Directors Compensation Policy, effective as of June 12, 2008
10.22	(19) ‡
General Terms and Conditions entered into as of August 18, 2005 between Registrant and Digital River, Inc., Reseller Agreement effective as of August 18, 2005 between Registrant and Digital River, Inc., ‡, and Amendment No. 2 to Digital River Reseller Agreement entered into as of January 1, 2007 between Registrant and Digital River, Inc. ‡

Exhibit	Note	Title
10.23	(20) ‡
Distribution Agreement entered into as of March 28, 2002 between Registrant and Navarre Distribution Services, Inc. , Letter dated December 17, 2004 from Registrant to Navarre Distribution Services, Inc., Letter dated December 7, 2006 from Navarre Distribution Services, Inc. to Registrant, General Terms and Conditions for Consignment Programs Rider dated September 11, 2007 to Computer Software Distribution Agreement between Registrant and Navarre Distribution Services, Inc. and General Terms and Conditions for Digital Distribution Rider dated March 28, 2002 to Distribution Agreement between Registrant and Navarre Distribution Services, Inc. ‡

10.24	*	Executive Employment Agreement, effective as of March 18, 2008, by and between Sonic Solutions and Matthew DiMaria.
10.25	*	Form of Voting Agreement made as of June 1, 2010, by and among Registrant, DivX, Inc. and the shareholder of Parent.
10.26	(21)	Form of Voting Agreement made as of June 1, 2010, by and among Registrant, DivX, Inc. and the shareholder of DivX, Inc
21.1	*	List of subsidiaries
23.1	*	Consent of Armanino McKenna, LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

Note	Title
‡	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(8)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(9)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(10)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(11)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(12)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(13)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(14)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.
(15)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.
(16)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.
(17)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.
(18)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2008.
(19)	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-KA for the fiscal year ended March 31, 2009 filed on February 5, 2010.
(20)	Incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-KA for the fiscal year ended March 31, 2009 filed on February 5, 2010.
(21)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-k filed on June 2, 2010.

SCHEDULE II

FINANCIAL STATEMENT SCHEDULE
SONIC SOLUTIONS
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2010, 2009 and 2008
(In thousands)

Sales discounts, returns and allowances are recorded as a reduction of revenues and as an offset to accounts receivable to the extent the Company has legal right of offset otherwise they are recorded in accrued expenses and other current liabilities.  At March 31, 2010, 2009 and 2008, $2,469, $1,874 and $3,720, respectively, were offset against accounts receivable.

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended March 31, 2010	$198	$(68)	$17	$(105)	$42
Year ended March 31, 2009	181	77	-	(60)	198
Year ended March 31, 2008	664	(228)	-	(255)	181

Sales discounts, returns and allowances
Year ended March 31, 2010	$4,256	$-	$13,975	$(13,638)	$4,593
Year ended March 31, 2009	6,629	-	11,169	(13,542)	4,256
Year ended March 31, 2008	4,114	-	16,937	(14,422)	6,629

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on June 4, 2010.

SONIC SOLUTIONS

By:	/s/ David C. Habiger
David C. Habiger
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Habiger	President and Chief Executive Officer	June 4, 2010
David C. Habiger	(Principal Executive Officer)

/s/ Robert J. Doris	Director	June 4, 2010
Robert J. Doris

/s/ Robert M. Greber	Director	June 4, 2010
Robert M. Greber

/s/ Peter J. Marguglio	Director	June 4, 2010
Peter J. Marguglio

/s/ R. Warren Langley	Director	June 4, 2010
R. Warren Langley

/s/ Mary C. Sauer	Director & Secretary	June 4, 2010
Mary C. Sauer

/s/ Paul F. Norris	Executive Vice President, Chief Financial	June 4, 2010
Paul F. Norris	Officer and General Counsel (Principal
Financial/Accounting Officer)