Form 10-K/A
period 2010-03-31
SONIC SOLUTIONS/CA/
filed 2010-07-26
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

DOCUMENTS INCORPORATED BY REFERENCE:  None

SONIC SOLUTIONS
TABLE OF CONTENTS

Explanatory Note	2
Exhibits and Financial Statement Schedules	3
Signatures	6

EXPLANATORY NOTE

Sonic Solutions (“Sonic”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 solely to file a revised redacted version of Exhibit 10.23 as an exhibit to the Form 10-K. Confidential portions of the exhibit have been omitted and filed separately under a confidential treatment request with the Securities and Exchange Commission. The Exhibit 10.23 filed with this Amendment No. 1 supersedes the Exhibit 10.23 filed as an exhibit to Amendment No. 1 to Sonic’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission on February 5, 2010. Sonic has also included a revised Item 15 (Exhibits and Financial Statement Schedules) to reflect the filing of the revised Exhibit 10.23 in connection with this Amendment No. 1 on Form 10-K/A and to update the incorporation by reference explanations with respect to Sonic’s Restated Articles of Incorporation and Amended and Restated Bylaws, which were amended and filed as exhibits to a Current Report on Form 8-K on July 12, 2010. This Amendment No. 1 is not intended to update any information presented in Sonic’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as originally filed and all such other information in the original filing remains unchanged.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Exhibits:

Exhibit	Note	Title
3.1	(20)	Restated Articles of Incorporation
3.2	(21)	Amended and Restated By-Laws
4.1	(1)	Specimen Common Stock Certificate
10.1	(2)	Lease Agreement between Golden Gate Plaza and Registrant, dated January 26, 1995
10.2	(13)	Amendment to Lease Agreement between Golden Gate Plaza and Registrant, dated November 20, 2000
10.3	(12)	Tri-Partite Agreement between Roxio, Inc., Registrant and Entrust, Inc., dated December 17, 2004
10.4	(12)	Third Amendment to Lease between C&B Ventures-Napa Two LLC and Registrant, dated February 4, 2005
10.5	(4)	Distribution Agreement between Registrant and Daikin Industries, Ltd., dated February 27, 2001
10.6	(1)	Form of Indemnity Agreement
10.7	(3)	1998 Stock Option Plan (compensatory plan)
10.8	(9)	Sonic Solutions 2004 Equity Compensation Plan
10.9	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert J. Doris and Stock Option Award Agreement
10.10	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Mary C. Sauer and Stock Option Award Agreement
10.11	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Robert Greber and Stock Option Award Agreement
10.12	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Peter Marguglio and Stock Option Award Agreement
10.13	(9)	Sonic Solutions 2004 Equity Compensation Plan Notice of Stock Option Award for Warren R. Langley and Stock Option Award Agreement
10.14	(10)	Sonic Solutions 2004 Stock Incentive Plan
10.15	(14)	Sonic Solutions 2005 Stock Incentive Plan (Non-U.S. Employees)
10.16	(15)	Third Sublease Amending Agreement between Entrust, Inc. and Sonic Solutions dated July 5, 2006
10.17	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and David C. Habiger
10.18	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and A. Clay Leighton
10.19	(16)	Executive Employment Agreement, effective as of January 23, 2007, by and between Sonic Solutions and Mark Ely
10.20	(17)	Amended and Restated Executive Employment Agreement, effective as of February 25, 2008 hereof, by and between Sonic Solutions and Paul F. Norris
10.21	(18)	Board of Directors Compensation Policy, effective as of June 12, 2008
10.22	(19)‡
General Terms and Conditions entered into as of August 18, 2005 between Registrant and Digital River, Inc., Reseller Agreement effective as of August 18, 2005 between Registrant and Digital River, Inc., and Amendment No. 2 to Digital River Reseller Agreement entered into as of January 1, 2007 between Registrant and Digital River, Inc.

10.23	*‡
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

10.24	(22)	Executive Employment Agreement, effective as of March 18, 2008, by and between Sonic Solutions and Matthew DiMaria.
21.1	(23)	List of subsidiaries
23.1	(24)	Consent of Armanino McKenna, LLP, Independent Registered Public Accounting Firm
23.2	(25)	Consent of BDO Seidman, LLP, LLP, Independent Registered Public Accounting Firm
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	(26)	Section 1350 Certification of Chief Executive Officer
32.2	(27)	Section 1350 Certification of Chief Financial Officer

Note	Title
‡	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
(1)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective February 10, 1994.
(2)	Incorporated by reference to exhibits to Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
(3)	Incorporated by reference to Appendix A to the Registrant s Definitive Proxy Statement filed on July 21, 1998.
(4)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on March 14, 2001.
(5)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on December 19, 2001.
(6)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on November 20, 2002.
(7)	Incorporated by reference to Exhibit 3.5 to Report on Form 10-Q filed on November 12, 2003.
(8)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 1, 2004.
(9)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on September 13, 2004.
(10)	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(11)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 23, 2004.
(12)	Incorporated by reference to exhibits to Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
(13)	Incorporated by reference to exhibits to Registration Statement on Form S-1 effective May 21, 2001.
(14)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended March 31, 2005.
(15)	Incorporated by reference to Exhibit 10.1 to Report on Form 10-Q filed on August 14, 2006.
(16)	Incorporated by reference to exhibits to Current Report on Form 8-K filed on January 24, 2007.
(17)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2008.
(18)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2008.
(19)	Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K/A for the fiscal year ended March 31, 2009 filed on February 5, 2010.

(20)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2010.
(21)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2010.
(22)	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended March 31, 2010.
(23)	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended March 31, 2010.
(24)	Incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K for the year ended March 31, 2010.
(25)	Incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K for the year ended March 31, 2010.
(26)	Incorporated by reference to Exhibit 32.1 to Annual Report on Form 10-K for the year ended March 31, 2010.
(27)	Incorporated by reference to Exhibit 32.2 to Annual Report on Form 10-K for the year ended March 31, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized on July 25, 2010.

SONIC SOLUTIONS

By:	/s/ David C. Habiger

David C. Habiger President and Chief Executive Officer

By:	/s/ Paul F. Norris

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel

EXHIBITS

10.23	*‡
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