Form 10-Q
period 2010-06-30
SONIC SOLUTIONS/CA/
filed 2010-08-06
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 5, 2010
Common stock, no par value per share	30,786,653

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	2010
	June 30	March 31
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$54,861	$54,536
Accounts receivable, net of allowances of $1,742 and $2,511 at June 30, 2010 and March 31, 2010, respectively	11,900	11,270
Inventory	2,225	1,941
Prepaid expenses and other current assets	3,271	3,497
Deferred tax benefits	119	-
Total current assets	72,376	71,244
Fixed assets, net	1,590	1,670
Purchased software costs, net	159	165
Goodwill	4,628	4,628
Acquired intangibles, net	16,671	16,174
Deferred tax benefits, net of current portion	124	66
Other assets	1,308	1,463
Total assets	$96,856	$95,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,177	$3,892
Accrued expenses and other current liabilities	20,238	21,916
Deferred revenue	7,609	5,874
Capital leases	120	123
Total current liabilities	32,144	31,805
Other long term liabilities	1,887	889
Deferred revenue, net of current portion	169	76
Capital leases, net of current portion	6	37
Total liabilities	34,206	32,807
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 30,762,590 and 30,610,102 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	201,439	200,375
Accumulated deficit	(137,357)	(136,289)
Accumulated other comprehensive loss	(1,432)	(1,483)
Total shareholders' equity	62,650	62,603
Total liabilities and shareholders' equity	$96,856	$95,410

(1)  Derived from audited consolidated financial statements as of March 31, 2010.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Net revenue	$25,400	$25,527
Cost of revenue	7,673	7,885
Gross profit	17,727	17,642

Operating expenses:
Marketing and sales	7,102	6,754
Research and development	5,933	7,114
General and administrative	4,680	4,752
Restructuring	-	520
DivX acquisition costs	1,618	-
Total operating expenses	19,333	19,140
Operating loss	(1,606)	(1,498)
Interest income	16	41
Interest expense	(42)	(10)
Other income (expense), net	(212)	120
Loss before income taxes	(1,844)	(1,347)
Provision for (benefit of) income taxes	(776)	484
Net loss	$(1,068)	$(1,831)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)

Shares used in computing net loss per share:
Basic and diluted	30,686	26,611

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,068)	$(1,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	462	659
Deferred taxes	(177)	(13)
Provision for returns and doubtful accounts, net of write-offs and recoveries	7	17
Loss on disposition of asset	-	20
Share-based compensation	819	580
Fair value adjusted for vested warrant shares issued for strategic relationship	285
Decrease in restricted cash	-	456
Changes in operating assets and liabilities, net:
Accounts receivable	(526)	3,192
Inventory	(281)	(10)
Prepaid expenses and other current assets	226	797
Other assets	155	(84)
Accounts payable	285	1,006
Accrued liabilities	(880)	(548)
Deferred revenue	1,494	447
Net cash provided by operating activities	801	4,688

Cash flows from investing activities:
Purchase of fixed assets	(249)	(75)
Purchase of intangible assets	(200)	-
Additions of purchased software	(28)	(24)
Net cash used in investing activities	(477)	(99)

Cash flows from financing activities:
Proceeds from exercise of common stock options	155	34
Cash used to net share settle equity awards	(178)	(18)
Principal payments on capital leases	(34)	(29)
Net cash used in financing activities	(57)	(13)

Effect of exchange rate changes on cash and cash equivalents	58	(1)
Net increase in cash and cash equivalents	325	4,575
Cash and cash equivalents, beginning of period	54,536	19,408
Cash and cash equivalents, end of period	$54,861	$23,983

Supplemental disclosure of cash flow information:
Interest paid	$42	$10
Income taxes, net of refunds	$105	$365
Supplemental disclosure of non-cash transactions:
Original cost of fixed asset written-off	$101	$110
Intangible assets related to asset-purchase	$(403)	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position of Sonic Solutions (the “Company”) at June 30, 2010 and the results of operations and cash flows for the three months ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of March 31, 2010 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 7, 2010 (the “Fiscal 2010 Form 10-K”).

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no impact on the Company’s net income or shareholders’ equity as previously reported. Unless otherwise indicated, all dollar amounts are in thousands except share and per share data. References to “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “fiscal year 2010” refers to the fiscal year ended March 31, 2010.  Other references to “years” mean calendar years.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting polices during the three months ended June 30, 2010 compared to the significant accounting policies described in the Company’s Fiscal 2010 Form 10-K.

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

In March 2010, the FASB reached a consensus on ASU 2010-17, Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met.  The scope of this pronouncement is limited to transactions involving research or development.  ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the adoption will have any material impact on its results of operations or financial position.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s money market assets measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date
	Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts (1)	$43,021	$43,021
Total	$43,021	$43,021

(1) Included in "Cash and cash equivalents" in the Balance Sheet.

The Company has direct investments in privately-held companies as of June 30, 2010 with a carrying value of $0.1 million included in Other Assets.  The Company’s direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment.  If the Company determines that an other-than-temporary impairment has occurred, it writes down the investment to its fair value.  The Company estimates fair value of its cost method investments considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and other readily available market data.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	June 30, 2010	March 31, 2010
Raw Materials	$158	$142
Finished Goods	2,067	1,799
	$2,225	$1,941

Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.  Inventory is presented net of reductions for excess and obsolescence of $0.5 million at June 30, 2010 and March 31, 2010.  Inventory held on consignment at June 30, 2010 and March 31, 2010 was $2.1 million and $1.8 million, respectively.

NOTE 5 – PURCHASED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The following table presents the components of the Company’s capitalized software, intangible assets and goodwill (in thousands):

		June 30, 2010			March 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$4,628	-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,611	(3,452)	159	3,584	(3,419)	165
Acquired technology	3-6	14,720	(14,291)	429	14,520	(14,277)	243
Customer lists	2-15	17,256	(15,131)	2,125	16,870	(15,040)	1,830
Trademarks	3	267	(250)	17	250	(249)	1
Trademark/brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$54,582	$(33,124)	$21,458	$53,952	$(32,985)	$20,967

The following table presents the activity of goodwill and other intangibles during the period from March 31, 2010 to June 30, 2010 (in thousands):

	March 31, 2010				June 30, 2010
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$-	$-	$-	$4,628
Purchased software	165	27	4	(37)	159
Acquired technology	243	200	-	(14)	429
Customer lists	1,830	386	1	(92)	2,125
Trademarks	1	17	-	(1)	17
Trademark/brand name	14,100	-	-	-	14,100
	$20,967	$630	$5	$(144)	$21,458

Acquired intangibles with finite lives and purchased software are being amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization of acquired intangibles was $0.1 million for the three months ended June 30, 2010 and 2009.  The future annual amortization expense of definitive-lived intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2011 (remaining nine months)	$422
2012	557
2013	408
2014	282
Thereafter	902
$2,571

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2010
	June 30	March 31
Commissions payable	$592	$543
Accrued compensation and benefits	3,066	2,761
Accrued professional services	1,631	1,146
Accrued marketing costs	837	927
Accrued sales returns and discounts	1,533	2,124
Accrued royalties	3,330	2,629
Accrued restructuring costs	333	385
Income tax liabilities	562	2,729
Other tax liabilities	5,204	7,134
Other accrued expense	3,150	1,538
Total accrued expenses and other current liabilities	$20,238	$21,916

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment.  Rent expense was approximately $1.0 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases	Total Lease Obligations
2011 (remaining nine months)	$2,790	$89	$2,879
2012	1,497	32	1,529
2013	381	3	384
2014 and thereafter	52	2	54
	$4,720	$126	$4,846

Contingencies

From time to time the Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  The Company accrues the loss contingency as a charge to income if it is probable and the amount of the loss can be reasonably estimated.  The Company did not record a loss contingency reserve in the first quarters of fiscal 2011 and 2010.

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

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of June 30, 2010 were approximately $1.4 million.  The purchase commitments are mainly associated to contracts with royalties related to the Company’s Roxio Consumer products and RoxioNow business.

NOTE 8 – SHARE-BASED COMPENSATION

The Company recognizes share-based compensation expense ratably over the vesting terms of the underlying share-based awards. Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Marketing and sales	$292	$175
Research and development	98	83
General and administrative	429	322
	$819	$580

NOTE 9 - COMPREHENSIVE LOSS

Components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Net loss	$(1,068)	$(1,831)
Other comprehensive loss:
Foreign currency translation gains	51	20
Comprehensive loss	$(1,017)	$(1,811)

NOTE 10 – INCOME TAXES

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

The Company calculated its projected annual effective tax rate for the fiscal year ending March 31, 2011 to be 36.9%. The rate for the three months ended June 30, 2010 differs from the statutory United States federal rate of 35% due to the tax rate differential on earnings in foreign jurisdictions and reserves for uncertain tax positions.

During the three months ended June 30, 2010, the Company recorded an income tax (benefit) of $(0.8) million.  After considering discrete items, the effective tax rate for the three months ended June 30, 2010 was 42.1%.   The Company does not provide for U.S. income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

As of June 30, 2010, the Company continued to have a full valuation allowance against its U.S. net deferred tax assets (with the exception of certain deferred tax liabilities related to indefinite life intangible assets) and certain foreign jurisdictions’ net deferred tax assets.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2010.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued at June 30, 2010 is not material.  The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to fiscal year 2004.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through fiscal year 2003.

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Significant Customer Information

The following table shows the Company’s significant customers for the three months ended June 30 2010, and 2009 (in percentages):

	Percent of Total Net Revenue
	Three Months Ended June 30,
Customer	2010	2009
Navarre	19%	22%
Digital River	18%	21%
Dell	10%	14%
Hewlett-Packard	9%	14%

Net Revenue by Segment

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content: the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.  The Company’s Roxio Consumer Products segment accounted for approximately 80% and 88% during the three months ended June 30, 2010 and 2009, respectively.  The Company’s Premium Content segment accounted for approximately 20% and 12% during the three months ended June 30, 2010 and 2009, respectively.

The following tables show the net revenue attributable to the Company’s two reportable segments, operating results by segment, and revenue by geographic location (in thousands):

	Three Months Ended June 30,
Net Revenue	2010	2009
Roxio Consumer Products	$20,421	$22,364
Premium Content	4,979	3,163
Total net revenue	$25,400	$25,527

Operating Losses by Segment (in thousands)

	Three Months Ended June 30,
Operating income (loss)	2010	2009
Roxio Consumer Products	$5,629	$6,515
Premium Content	(956)	(2,779)
Unallocated operating expenses	(6,279)	(5,234)
Total operating losses	$(1,606)	$(1,498)

Net Revenue by Geographic Location (in thousands)
	Three Months Ended June 30,
Revenue by region	2010	2009
United States	$18,458	$19,864
Export
Canada	845	151
France	357	23
Germany	426	647
United Kingdom	587	436
Europe: Other	1,238	706
Japan	1,977	2,499
Singapore	1,053	622
Taiwan	162	159
Other Pacific Rim	124	236
Other International	173	184
Total net revenue	$25,400	$25,527

The Company sells its products and services to customers categorized geographically by each customer’s country of domicile.  International net revenue was $6.9 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively.

NOTE 12 – RESTRUCTURING

Each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate. The associated accruals may be adjusted upward or downward upon the occurrence of future triggering events. Triggering events may include, but are not limited to, changes in estimated time to sublease, sublease terms, rates, and income. Due to extended contractual obligations of certain leases and the volatility of commercial real estate markets, the Company could make future adjustments to these accruals. The following table summarizes activity in  certain accrued restructuring expenses incurred by the Company (in thousands):

	January 2009 Restructuring
	Severance & Related Costs	Other Charges (1)	Total
Balances, March 31, 2010	$-	$385	$385
Payments	-	(52)	(52)
Balances, June 30, 2010	$-	$333	$333

(1)	“Other Charges” includes facility expenses associated to restructuring activities.

During the fourth quarter of fiscal 2009, the Company initiated a restructuring of the Company’s workforce and closure of certain leased facilities.  The workforce restructuring reduced worldwide headcount by approximately 75 positions and resulted in a restructuring charge of approximately $1.1 million related to building and office consolidations and associated charges.  During the first quarter of fiscal 2010, the Company adjusted its accrual by $0.3 million due to changes in its estimates regarding applicable office subleasing markets. No adjustments were made to the January 2009 Restructuring Plan during the first quarter of fiscal 2011.

NOTE 13 – SUBSEQUENT EVENTS

On June 1, 2010, the Company and DivX, Inc. (“DivX) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DivX and the Company will combine their businesses through the merger of DivX with a newly formed, wholly owned subsidiary of the Company (the “DivX Acquisition”).  The Company’s and DivX’s obligations to consummate the DivX Acquisition are subject to the satisfaction or waiver of customary conditions, including (1) requisite approvals of their respective shareholders, (2) the absence of any law or order prohibiting the consummation of the DivX Acquisition, (3) the declaration by the SEC of the effectiveness of the registration statement relating to the shares of the Company's common stock to be issued to DivX stockholders pursuant to the Merger Agreement, (4) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which occurred on July 15, 2010), and (5) the absence of any material adverse effect with respect to either party during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition.  In addition, each party’s obligation to consummate the DivX Acquisition is subject to other specified customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and (b) material compliance by the other party with its covenants. The Merger Agreement provides each of the Company and DivX with specified termination rights.  If the Merger Agreement is terminated under circumstances specified in the Merger Agreement, DivX will be required to pay the Company a termination fee of $8.35 million.

As of June 30, 2010, the Company incurred approximately $1.6 million in expenses in connection with the DivX acquisition.  The Company cannot currently estimate the financial effect of the DivX Acquisition, but has incurred substantial expenses since June 30, 2010, and expects to incur additional expenses before the expected closing exclusive of any costs relating to integration of DivX operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, statements regarding:  the markets for the Company’s products and services; macroeconomic conditions; consumer and business spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of the Fiscal 2010 Form 10-K.  Readers should carefully review the risk factors described in these filings and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company is a leading developer of products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, original equipment manufacturers (“OEMs”), businesses, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronic (“CE”) OEMs, Internet websites including www.roxio.com, and other channels.  The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.  Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

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

Roxio Consumer Products Segment

The Roxio Consumer Products segment creates software and services that enable consumers to easily create, manage, and share personal digital media content on and across a broad range of connected devices.  A wide array of leading technology companies and developers rely on Roxio products, services and technologies to bring innovative digital media functionality to PCs and next-generation CE devices and platforms.  The Roxio Consumer Products segment offers products and services under a variety of names, including BackonTrack, Backup MyPC, CinePlayer, Crunch, Just!Burn, MyDVD, MyTV To Go, PhotoShow, PhotoSuite, Popcorn, RecordNow, Roxio Burn, Roxio Copy & Convert, Roxio Creator, Roxio Easy LP to MP3, Roxio Easy VHS to DVD, Toast, VideoWave, WinOnCD, and others.  These products are sold in a number of different versions and languages.  The Company distributes these products through various channels, including “bundling” arrangements with OEMs, volume licensing programs, its web store, and third party web-based and “bricks and mortar” retail stores.  The Company also markets the core technology that powers Roxio products to other companies who wish to build their own PC software products.

Premium Content Segment

The Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  As part of this segment, the Company also sells, rents and distributes premium entertainment content to consumers over the Internet under RoxioNow branding (in this Quarterly Report, this service may be referred to as the “RoxioNow Service”).  Also within this segment, the Professional Products Group offers software under the Scenarist, CineVision, and DVDit product names as well as under the Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, and licenses intellectual property, including patents.

Recent Trends & Events

Due to the proliferation of computer technology, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives.  The Company faces evolving trends in the technology industry that can provide opportunities as well as potential risks, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption, but they tend to evolve, mature and change rapidly.  For example, multiple DVD playback units (including set-top players, game consoles and PCs) are present in most households, but DVD sales are now falling as consumers have begun to embrace online alternatives, as well as new formats such as BD.  Sales of BD units and players have been growing rapidly, but the growth of the BD format has not yet fully compensated for the recent drop in DVD sales.  Other technological trends and events can also impact the demand for the Company’s digital media products and services.  For example, as new operating systems are introduced (for example, Windows 7 in October 2009), consumers are offered new tools for editing, formatting and burning digital media, and there are opportunities for software vendors such as the Company to provide products that are complementary to the new operating systems.

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

Proposed Acquisition of DivX.  On June 1, 2010, the Company and DivX entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which DivX and the Company will combine their businesses through the merger of DivX with a newly formed, wholly owned subsidiary of the Company (the “DivX Acquisition”). At the effective time of the DivX Acquisition (the “Effective Time”), each share of DivX common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash.  The Merger Agreement contains customary representations, warranties and covenants of the Company and DivX including, among others, covenants (1) to use commercially reasonable efforts to conduct their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition, (2) not to engage in specified types of transactions during such period, and (3) not to solicit proposals relating to alternative business combination transactions or, subject to specified exceptions, enter into discussions or provide confidential information in connection with proposals for alternative business combination transactions.

The Company’s and DivX’s obligations to consummate the DivX Acquisition are subject to the satisfaction or waiver of customary conditions, including (1) requisite approvals of their respective shareholders, (2) the absence of any law or order prohibiting the consummation of the DivX Acquisition, (3) the declaration by the SEC of the effectiveness of the registration statement relating to the shares of the Company's common stock to be issued to DivX stockholders pursuant to the Merger Agreement, (4) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which occurred on July 15, 2010), and (5) the absence of any material adverse effect with respect to either party during the interim period between the execution of the Merger Agreement and consummation of the DivX Acquisition. In addition, each party’s obligation to consummate the DivX Acquisition is subject to other specified customary conditions, including (a) the accuracy of the representations and warranties of the other party, subject to an overall material adverse effect qualification, and (b) material compliance by the other party with its covenants.

The Merger Agreement provides each of the Company and DivX with specified termination rights.  If the Merger Agreement is terminated under circumstances specified in the Merger Agreement, DivX will be required to pay the Company a termination fee of $8.35 million.  See Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of the Fiscal 2010 Form 10-K for a discussion of the risks associated with the Company’s failure to close the DivX Acquisition and factors that impact the Company’s ability to successfully integrate DivX’s operations into its existing business.

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

Outlook

While the continuing global economic downturn and the maturation of the DVD format have adversely impacted the Company’s business and financial results during recent periods, the Company believes that the digital distribution of premium content is poised to enjoy commercial success, and that its RoxioNow Service initiatives provide it with a strategic opportunity to grow its business rapidly in this area.  The Company further believes that it is well positioned to capitalize on its strong brand name, consumer market position, and OEM relationships as digital media formats such as BD continue to evolve.  The Company plans to continue to make significant strategic and financial progress during fiscal 2011 to keep costs in line with revenues while positioning the Company for revenue growth and margin improvement.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan, Singapore and remote offices in a number of locations around the world.  In the three months ended June 30, 2010 and 2009, approximately 73% and 78% of net revenue was attributable to domestic sales while 27% and 22% of net revenue was attributable to international sales, respectively.  In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2010 compared to those described in the Company’s Fiscal 2010 Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2010	2009
Net revenue	100%	100%
Cost of revenue	30%	31%
Gross profit	70%	69%

Operating expenses:
Marketing and sales	28%	26%
Research and development	23%	28%
General and administrative	19%	19%
Restructuring	0%	2%
DivX acquisition costs	6%	0%
Total operating expenses	76%	75%
Operating loss	(6)%	(6)%
Other income (expenses)	(1)%	1%
Loss before income taxes	(7)%	(5)%
Provision for (benefit of) income taxes	(3)%	2%
Net loss	(4)%	(7)%

Net Revenue Comparison of Three Months Ended June 30, 2010 and 2009

The following table is a comparison of net revenue by segment (in thousands other than percentages):

	Three Months Ended June 30,		2010 to 2009
Net Revenue	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$20,421	$22,364	$(1,943)	(9)%
Premium Content	4,979	3,163	1,816	57%
Total net revenue	$25,400	$25,527	$(127)	(0)%

Net revenue decreased by $0.1 million to $25.4 million for the three months ended June 30, 2010, from $25.5 million for the three months ended June 30, 2009.  The decrease in net revenue for the three months ended June 30, 2010 included a decrease of $1.9 million or 9% in Roxio Consumer Products which was offset by an increase of $1.8 million or 57% in Premium Content net revenue.  The Roxio Consumer Products segment experienced a $1.6 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, plus a $0.8 million reduction in sales through the Company’s web store channel as a result of extending the Toast product life cycle, along with the fact that the three months ended June 30, 2009 included the benefit of the release of the Roxio Easy VHS to DVD products.  The decrease in Roxio Consumer Products net revenue was partially offset by $0.5 million generated through retail sales due to fewer active discount programs and lower returns during the three months ended June 30, 2010, offset by lower unit sales.

The increase in Premium Content net revenue included an additional $1.0 million generated through the RoxioNow Service along with $0.8 million from services associated with the RoxioNow format adoption.  Also contributing to the increase in Premium Content revenue is $0.8 million in technology licensing revenue from several CE manufacturers.  The increase in Premium Content net revenue was partially offset by a $0.6 million reduction in professional products revenue resulting from continued global economic weakness affecting consumer demand and corporate spending.

The following tables set forth a comparison of net revenue geographically (in thousands other than percentages):

	Three Months Ended June 30,
Net Revenue	2010	2009	Inc (Dec)%
United States	$18,458	$19,864	$(1,406)	(7)%
Export
Canada	845	151	694	460%
France	357	23	334	1452%
Germany	426	647	(221)	(34)%
United Kingdom	587	436	151	35%
Other European	1,238	706	532	75%
Japan	1,977	2,499	(522)	(21)%
Singapore	1,053	622	431	69%
Taiwan	162	159	3	2%
Other Pacific Rim	124	236	(112)	(47)%
Other International	173	184	(11)	(6)%
Net revenue	$25,400	$25,527	$(127)	(0)%

Domestic sales accounted for 73% and 78% of net revenue for the three months ended June 30, 2010 and 2009, respectively.  The decrease in domestic revenue included a reduction in OEM bundling revenue of $2.4 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes.  This decrease was partially offset by $1.0 million generated through the RoxioNow Service.

International sales accounted for $6.9 million and $5.6 million, or 27% and 22% of net revenue for the three months ended June 30, 2010 and 2009, respectively.  The increase in international sales partially resulted from a $0.6 million one-time technology licensing contract with a Canadian CE manufacturer, along with a $0.4 million increase in royalty revenue from a Singapore OEM customer as a result of increased shipments.  Also contributing to the increase in international sales was $0.8 million from a one-time development contract associated with the delivery of Roxio Content for a customer in Ireland, off-set by $0.1 million in Switzerland revenue related to a CE development contract that was completed during fiscal year 2010.  These contracts were classified in Other European revenue.  The increase in international sales was partially offset by a $0.5 million reduction in Japan revenue due to fewer technology licensing contracts and a reduction in professional products revenue.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables (in percentages):

	% of Total Net Revenue		% of Total Accounts Receivable
	Three Months Ended June 30,		Three Months Ended June 30,
Customer	2010	2009	2010	2009
Navarre	19%	22%	15%	40%
Digital River	18%	21%	11%	12%
Dell	10%	14%	4%	8%
Hewlett-Packard	9%	14%	14%	0%

No other customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2010 and 2009, respectively.  The Company sells products to Dell and Hewlett-Packard pursuant to individual supplements, exhibits or other attachments that are appended to the standard terms and conditions the Company has negotiated with each of these customers.  These standard terms and conditions include provisions relating to the delivery of the Company’s products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach.  Under each agreement, the OEM has the sole discretion to decide whether to purchase any of the Company’s products.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The loss of Dell, Hewlett-Packard, or any other major customer would have a material adverse effect on the Company, if it were unable to replace that customer.

Revenue recognized from Digital River was pursuant to a reseller arrangement, and revenue recognized from Navarre was pursuant to a distribution arrangement.  The Digital River agreement covers the electronic delivery of Company software and the creation and maintenance of the shopping cart process for the Company’s online stores; the Navarre agreement provides for both physical and electronic delivery, and under both consignment and direct sale models.  The Company provides products to Digital River and Navarre pursuant to agreements with standard terms and conditions including provisions relating to the delivery of the Company’s products, distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The agreements generally renew for one-year periods, subject to annual termination by either party as well as other termination provisions, such as termination for breach.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.

It is impracticable for the Company to report the net revenues by significant customer per business segment for the three months ended June 30, 2010, and 2009, as some of the these customers may be in both segments.

Cost of Revenue

Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products and services, packaging and distribution costs, if applicable, and amortization of acquired and internally-developed software and intangible assets.  In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs.  The following table reflects cost of revenue (in thousands other than percentages):

	Three Months Ended June 30,		2010 to 2009
	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$5,013	$6,079	$(1,066)	(18)%
Premium Content	2,660	1,806	854	47%
Cost of revenue	$7,673	$7,885	(212)	(3)%

The Company’s overall cost of revenue as a percentage of net revenue decreased to 30% of net revenue for the three months ended June 30, 2010 from 31% for the three months ended June 30, 2009.  Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue decreased to 25% for the three months ended June 30, 2010 compared to 27% for the three months ended June 30, 2009.  The lower cost of revenue percentages were driven by a 4% decrease in cost of revenue resulting from lower product costs due to lower retail sales and better pricing on certain promotional items within the Company’s products.  This was partly offset by a 2% increase in cost of revenue resulting from technical support costs caused by the addition of new product offerings.

Premium Content cost of revenue as a percentage of Premium Content net revenue decreased to 53% for the three months ended June 30, 2010 compared to 57% for the three months ended June 30, 2009. The lower cost of revenue percentages were driven by a 9% decrease in cost of revenue resulting from lower professional costs in royalties, product costs, technical support, and operations due to the Company’s restructuring activities and lower sales.  This was partly offset by a 5% increase in cost of revenue resulting from additional operational, royalty, development, and content costs associated with the RoxioNow Service.

Operating Expenses for the Three Months Ended June 30, 2010 and 2009

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

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
Marketing and sales expenses	$7,102	$6,754	$348
Percentage of net revenue	28%	26%	2%

Marketing and sales expenses increased by 5% for the three months ended June 30, 2010 compared to the same period in the prior year.  During the three months ended June 30, 2010, marketing and sales expenses as a percentage of net revenue increased 2% to 28% from 26% for the three months ended June 30, 2010 and 2009, respectively.

The increase during the three months ended June 30, 2010 compared to the same period in the prior year is due to increases in personnel related expenses of $0.3 million, and $0.2 million in travel related expenses, offset by a decrease of $0.2 million in facilities and other expenses.

The Company expects to continue to invest in marketing and sales of its products and services to develop market opportunities and promote its offerings while continuing to monitor its needs to reduce operating expenses to align with the Company’s financial condition.  In this effort, the Company experienced an increase in personnel related expenses as well as in travel related expenses due to increased efforts to expand and attract new customers and to maintain existing customers.  In the Company’s ongoing efforts to monitor costs and reduce operating costs, it was able to reduce facility costs related to building rent and telecommunication costs which contributed to the $0.2 million reduction in facilities and other expenses for marketing and sales.

Research and Development

Research and development expenses include salaries, benefits, share-based compensation expenses for engineers, contracted development efforts, facility costs related to engineering personnel, and expenses associated with equipment used for development.  The following table reflects the Company’s research and development operating expenses (in thousands other than percentages):

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
Research and development expenses	$5,933	$7,114	$(1,181)
Percentage of net revenue	23%	28%	(5)%

Research and development expenses decreased by 17% for the three months ended June 30, 2010 compared to the same period in the prior year.  During the three months ended June 30, 2010, research and development expenses as a percentage of net revenue decreased 5% to 23% from 28% for the three months ended June 30, 2009.

The decrease for the three month period ended June 30, 2010, as compared to the same period in the prior year, includes a decrease in personnel related expenses of $1.1 million.  The decrease in personnel related expenses is attributable to a headcount reduction of approximately 13 persons as compared to the same period in the first quarter of 2010, as well as a reduction in outside consulting services, and a larger portion of the engineering time spent in the production and support of revenue-generating products and services which are reclassified to cost of revenue.

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

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
General and administrative expenses	$4,680	$4,752	$(72)
Percentage of net revenue	18%	19%	(1)%

General and administrative expenses decreased by 2% for the three months ended June 30, 2010 compared to the same period in the prior year.  During the three months ended June 30, 2010, general and administrative expenses as a percentage of net revenue decreased 1% to 18% from 19% for the three months ended June 30, 2010 and 2009, respectively.

Acquisition Costs

On June 1, 2010, the Company executed a Merger Agreement with DivX, as described above under “Proposed Acquisition of DivX.”  The Company currently expects to close the DivX Acquisition in September or October 2010, subject to the conditions described above.  The Merger Agreement does not contain a condition that allows the Company not to close if it does not obtain financing, as the Company expects to finance the cash portion of the consideration for the DivX Acquisition from the financial resources of DivX.  As of June 30, 2010, the Company incurred approximately $1.6 million in expenses in connection with the DivX acquisition.  The Company expects to incur additional expenses before the expected closing, exclusive of any costs relating to the integration of DivX operations.

Restructuring

Restructuring expenses consist primarily of one-time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs.  The Company did not incur any restructuring expenses for the three months ended June 30, 2010 compared to $0.5 million for the three months ended June 30, 2009.  At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate.  There were no adjustments during the first quarter of fiscal 2011.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended June 30, 2010 was $(0.8) million compared to a tax expense of $0.5 million for the three months ended June 30, 2009.  The Company calculated its projected annual effective tax rate for the year ending March 31, 2011 to be 36.9% compared to (60.9%) for the fiscal year ended March 31, 2010.  The projected annual effective tax rate for the year ending March 31, 2011 differs from the statutory United States federal rate of 35% due to the tax rate differential on earnings in foreign jurisdictions and reserves for uncertain tax positions.  The annual effective tax rate for the year ended March 31, 2010 differed from the statutory United States federal rate of 35% due to losses that were not more likely than not to be realizable and the tax rate differential on earnings in foreign jurisdictions.

Non-Operating Income for the Three Months Ended June 30, 2010 and 2009

Interest Income and Interest Expense, Net

Interest income includes interest earned on cash balances and long-term investments.  Interest income was $16 thousand and $41 thousand for the three months ended June 30, 2010 and 2009, respectively.  The decline in interest income is related to the decline in interest rates.

Interest expense relates to the finalization of tax audits.  Interest expense was $42 thousand and $10 thousand for the three months ended June 30, 2010 and 2009, respectively.

Other Income (Expense), Net:

The Company recorded $0.2 million of other expense for the three months ended June 30, 2010 as compared to $0.1 million of other income for the three months ended June 30, 2009.  This change was due to foreign exchange fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents (in thousands other than percentages)

	June 30,	March 31,
	2010	2010	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$54,861	$54,536	$325	1%
Working capital	$40,232	$39,439	$793	2%

As of June 30, 2010, the principal sources of liquidity include cash and cash equivalents of $54.9 million and net trade accounts receivable of $11.9 million. As of June 30, 2010, the Company had working capital of $40.2 million compared with working capital of $39.4 million at March 31, 2010. The increase in working capital of $0.8 million was due to a $0.7 million decrease in allowances related to the Company’s accounts receivable. The allowance pertains to the Company’s product returns, discounts and doubtful accounts. The Company’s distributor and retail arrangements provide for certain discounts, product rotation rights and permit certain product returns.  The Company estimates reserves for these rights of return based on historical return rates, timing of new product releases, and channel inventory levels.  Additionally, the Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible accounts based on past collection history and specific risks identified in its portfolio of receivables.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in “Risk Factors” section of the Fiscal 2010 Form 10-K.

Statement of Cash Flows Discussion

	June 30,	June 30,
(in thousands other than percentages)	2010	2009	Inc (Dec)	Inc (Dec) %
Net cash provided by (used by) operating activities	$801	$4,688	$(3,887)	(83)%
Net cash provided by (used by) investing activities	$(477)	$(99)	$(378)	382%
Net cash provided by (used by) financing activities	$(57)	$(13)	$(44)	338%

Net cash provided by operating activities was $0.8 million for the three months ended June 30, 2010 as compared to net cash provided by operating activities of $4.7 million for the same period in the prior year.  The decline in cash provided by operating activities is due to an increase in accounts receivable of $3.7 million as a result of invoices being billed for certain development contracts at the end of the quarter, as well as timing of payments.

Net cash used in investing activities was $0.5 million for the three months ended June 30, 2010 as compared to net cash used in investing activities of $0.1 million for the same period in the prior year.  Net cash used in investing activities increased due to the purchase of fixed assets and intangible assets of $0.4 million for the three months ended June 30, 2010. The Company purchased $0.2 million in fixed assets which consisted of information techonology hardware purchases as well leasehold improvements as a result of an expansion of one of the Company’s offices. The increase in intangible assets is a result of a several transactions whereby the Company acquired groups of assets, as it was not purchasing self-sustaining integrated sets of activities and assets.

Net cash used in financing activities was $0.1 million for three months ended June 30, 2010 compared to net cash used in financing activities of $13 thousand for the same period in the prior year.  Upon vesting, RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.  RSUs vested during the first quarter of fiscal 2011 and 2010 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  Total payments for the employees’ tax obligations to the taxing authorities were $0.2 million and $18 thousand during the first quarter of fiscal 2011 and 2010, respectively.  These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has global operations and thus makes investments and enters into transactions in various foreign currencies.  The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), are affected by the translation into the Company’s reporting currency (the U.S. Dollar).  Such translation adjustments are reported as a separate component of comprehensive income.  In future periods, foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations.

Foreign currency fluctuations for the three months ended June 30, 2010 compared to March 31, 2010 remained consistent.  The Company’s market risk sensitive instruments were all entered into for non-trading purposes.  The Company does not engage in any hedging activities and does not use derivatives or equity instruments for cash investment purposes.

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

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

See “Note 7 – Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

 ITEM 1A. RISK FACTORS

There have been no material changes in information to the Risk Factors previously described in Part I, Item 1A of the Company’s Fiscal 2010 Form 10-K.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 6th  day of August, 2010.

SONIC SOLUTIONS

/s/ David C. Habiger	August 6, 2010

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	August 6, 2010

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)