Form 10-Q
period 2010-09-30
SONIC SOLUTIONS/CA/
filed 2010-11-09
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-23190

SONIC SOLUTIONS
_____________________________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 8, 2010
Common stock, no par value per share	48,812,007

SONIC SOLUTIONS
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	2010
	September 30	March 31
ASSETS		(1)
Current assets:
Cash and cash equivalents	$54,549	$54,536
Accounts receivable, net of allowances of $3,113 and $2,511 at September 30, 2010 and March 31, 2010, respectively	12,275	11,270
Inventory	2,351	1,941
Prepaid expenses and other current assets	4,123	3,497
Deferred tax benefits	89	-
Total current assets	73,387	71,244
Fixed assets, net	1,394	1,670
Purchased software costs, net	135	165
Goodwill	4,628	4,628
Acquired intangibles, net	16,530	16,174
Deferred tax benefits, net of current portion	113	66
Other assets	543	1,463
Total assets	$96,730	$95,410
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,082	$3,892
Accrued expenses and other current liabilities	21,459	21,916
Deferred revenue	5,717	5,874
Capital leases	95	123
Total current liabilities	32,353	31,805
Other long term liabilities	1,941	889
Deferred revenue, net of current portion	165	76
Capital leases, net of current portion	5	37
Total liabilities	34,464	32,807
Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 30,917,718 and 30,610,102 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	203,735	200,375
Accumulated deficit	(139,962)	(136,289)
Accumulated other comprehensive loss	(1,507)	(1,483)
Total shareholders' equity	62,266	62,603
Total liabilities and shareholders' equity	$96,730	$95,410

(1)	Derived from audited consolidated financial statements as of March 31, 2010.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$25,348	$26,056	$50,748	$51,583
Cost of revenue	8,929	8,076	16,602	15,961
Gross profit	16,419	17,980	34,146	35,622

Operating expenses:
Marketing and sales	7,903	7,002	15,005	13,756
Research and development	6,334	6,126	12,267	13,240
General and administrative	4,539	4,264	9,219	9,016
Restructuring	-	46	-	566
DivX acquisition	948	-	2,566	-
Total operating expenses	19,724	17,438	39,057	36,578
Operating income (loss)	(3,305)	542	(4,911)	(956)
Interest income	23	12	39	52
Interest expense	(8)	(6)	(50)	(17)
Other income (expense), net	611	(507)	399	(385)
Income (loss) before income taxes	(2,679)	41	(4,523)	(1,306)
Provision for (benefit of) income taxes	(73)	247	(849)	731
Net loss	$(2,606)	$(206)	$(3,674)	$(2,037)

Net loss per share:
Basic and diluted	$(0.08)	$(0.01)	$(0.12)	$(0.08)

Shares used in computing net loss per share:
Basic and diluted	30,840	26,686	30,763	26,649

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,674)	$(2,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	942	1,233
Write-off of cost method investment	-	585
Deferred taxes	(136)	-
Provision for returns and doubtful accounts, net of write-offs and recoveries	298	115
Loss on disposition of asset	-	19
Share-based compensation	1,764	1,102
Fair value adjusted for vested warrant shares issued for strategic relationship	1,305	-
Changes in operating assets and liabilities, net:
Decrease in restricted cash	-	456
Accounts receivable	(1,192)	2,609
Inventory	(407)	(604)
Prepaid expenses and other current assets	(626)	888
Other assets	920	(98)
Accounts payable	1,190	(171)
Accrued liabilities	595	(707)
Deferred revenue	(402)	(839)
Net cash provided by operating activities	577	2,551
Cash flows from investing activities:
Purchase of fixed assets	(434)	(337)
Additions to purchased and internally developed software	(43)	(24)
Additions of intangible and other assets	(400)	-
Net cash used provided by investing activities	(877)	(361)
Cash flows from financing activities:
Proceeds from exercise of common stock options	480	306
Cash used to net share settle equity awards	(189)	-
Principal payments on capital leases	(60)	(65)
Net cash used in financing activities	231	241
Effect of exchange rate changes on cash and cash equivalents	82	(94)
Net increase in cash and cash equivalents	13	2,337
Cash and cash equivalents, beginning of period	54,536	19,408
Cash and cash equivalents, end of period	$54,549	$21,745
Supplemental disclosure of cash flow information:
Interest paid	$49	$16
Income taxes, net of refunds	$197	$472
Supplemental disclosure of non-cash transactions:
Original cost of fixed asset written-off	$322	$447
Intangible assets related to asset purchase	$(403)	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying interim financial information is unaudited and includes all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position of Sonic Solutions (the “Company”) at September 30, 2010 and the results of operations and cash flows for the three and six months ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated balance sheet as of March 31, 2010 was derived from the audited consolidated financial statements at that date, but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by GAAP for complete financial statements.  Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of results that may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 7, 2010 (the “Fiscal 2010 Annual Report”).

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no impact on the Company’s net income (loss) or shareholders’ equity as previously reported. Unless otherwise indicated, all dollar amounts are in thousands except share and per share data. References to “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “fiscal year 2010” refers to the fiscal year ended March 31, 2010.  Other references to “years” mean calendar years.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting polices during the three and six months ended September 30, 2010 compared to the significant accounting policies described in the Company’s Fiscal 2010 Annual Report.

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

In October 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for Accounting Standards Update (“ASU”) 2009-13 (formerly “EITF 08-1”), Revenue Arrangements with Multiple Deliverables, which will supersede the guidance in ASC 605-25 (previous authoritative guidance:  EITF 00-21, Revenue Arrangements with Multiple Deliverables).  ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.  ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available.  Additionally, this guidance eliminates the residual method of allocation.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In October 2009, the EITF issued its final consensus for ASU 2009-14 (formerly “EITF 09-3”), Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements, which amends the prior guidance to exclude tangible products that contain software and non-software components that function together to deliver the products’ “essential functionality” from the guidance on software revenue recognition.  The guidance is effective for fiscal years beginning after June 15, 2010; however, early adoption is permitted as of the beginning of an entity’s fiscal year.  Entities are required to adopt ASU 2009-13 and ASU 2009-14 concurrently.  The Company is in the process of determining the effect of the adoption of ASU 2009-14 and the impact, if any, that it may have on its results of operations or financial position.

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company’s money market funds are considered a Level 1 financial asset where the fair value is based on unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature.  The primary objective of the Company’s investment in money market funds is to preserve capital for the purpose of funding operations and is not for trading or speculative purposes.  The following table presents the Company’s money market assets measured at fair value at September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date
	Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets
		(Level 1)
Assets
Money market accounts(1)	$43,042	$43,042
Total	$43,042	$43,042

(1)	Included in "Cash and cash equivalents" in the Balance Sheet.

The Company has direct investments in privately held companies as of September 30, 2010 with a carrying value of $0.1 million included in Other Assets.  The Company’s direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred. If the Company estimates fair value of its cost method investments considering available information such as current cash positions, earnings and cash flow forecasts, recent operational performance and other readily available market data.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	September 30, 2010	March 31, 2010
Raw Materials	$153	$142
Finished Goods	2,198	1,799
	$2,351	$1,941

Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.  Inventory is presented net of reductions for excess and obsolescence of $0.5 million at September 30, 2010 and March 31, 2010.  Inventory held on consignment at September 30, 2010 and March 31, 2010 was $2.3 million and $1.8 million, respectively.

NOTE 5 – PURCHASED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The following table presents the components of the Company’s capitalized software, intangible assets and goodwill (in thousands):

		September 30, 2010			March 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$4,628	-	$4,628	$4,628	$-	$4,628
Purchased software	3	3,627	(3,492)	135	3,584	(3,419)	165
Acquired technology	3-6	14,720	(14,322)	398	14,520	(14,277)	243
Customer lists	2-15	17,256	(15,239)	2,017	16,870	(15,040)	1,830
Trademarks	3	267	(252)	15	250	(249)	1
Trademark/brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$54,598	$(33,305)	$21,293	$53,952	$(32,985)	$20,967

The following table presents the activity of goodwill and other intangibles during the period from March 31, 2010 to September 30, 2010 (in thousands):

	March 31, 2010				September 30, 2010
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$-	$-	$-	$4,628
Purchased software	165	43	-	(73)	135
Acquired technology	243	200	-	(45)	398
Customer lists	1,830	386	-	(199)	2,017
Trademarks	1	17	-	(3)	15
Trademark/brand name	14,100	-	-	-	14,100
	$20,967	$646	$-	$(320)	$21,293

Acquired intangibles with finite lives and purchased software are being amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization expense for intangibles was $0.1 million and $0.3 million for the three and six months ended September 30, 2010, respectively.  Comparatively, amortization of intangibles was $0.1 million and $0.3 million for the three and six months ended September 30, 2009, respectively. The future annual amortization expense of definitive-lived intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2011 (remaining six months)	$281
2012	557
2013	408
2014	282
Thereafter	902
$2,430

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	2010
	September 30	March 31
Commissions payable	$655	$543
Accrued compensation and benefits	3,311	2,761
Accrued professional services	2,266	1,146
Accrued marketing costs	854	927
Accrued sales returns and discounts	2,255	2,124
Accrued royalties	3,020	2,629
Accrued restructuring costs	258	385
Income tax liabilities	545	2,729
Other tax liabilities	5,209	7,134
Other accrued expense	3,086	1,538
Total accrued expenses and other current liabilities	$21,459	$21,916

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases was approximately $1.0 million and $2.0 million for the three and six months ended September 30, 2010, respectively.  Comparatively, rent expense under operating leases was approximately $1.1 million and $2.4 million for the three and six months ended September 30, 2009, respectively.

Future payments under various operating and capital leases that have initial remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases	Total Lease Obligations
2011 (remaining six months)	$1,772	$64	$1,836
2012	2,216	32	2,248
2013	1,289	2	1,291
2014 and thereafter	2,137	2	2,139
	$7,414	$100	$7,514

Litigation Matters

In connection with the acquisition of DivX, Inc. (“DivX”), the Company is a defendant in several putative shareholder class action lawsuits filed in Delaware Chancery Court and California Superior Court.  The lawsuits in California Superior Court are captioned Gahlen v. DivX, Inc., Case No. 37-2010-00094693-CU-SL-CTL, and Pared v. DivX, Inc., Case No. 37-2010-00096242-CU-SL-CTL, and were consolidated as In re DivX, Inc. Shareholder Litigation, Case No. 37-2010-00094693-CU-SL-CTL.  The lawsuits in Delaware Chancery Court are captioned Chropufka v. DivX, Inc., C.A. No. 5643-CC, and Willis v. DivX, Inc., C.A. No. 5647-CC, and were consolidated as In re DivX, Inc. Shareholders Litigation, Consolidated C.A. No. 5463-CC.  These lawsuits were originally filed against DivX, members of the DivX board of directors, Sonic, Siracusa Merger Corporation, and Siracusa Merger LLC, Sonic’s merger subsidiaries.  The lawsuits, brought by individual DivX stockholders, challenged the proposed merger and sought, among other things, to enjoin defendants from completing the merger pursuant to the terms of the merger agreement.  On August 22, 2010, the parties reached a tentative agreement to settle all of these lawsuits and signed a memorandum of understanding that is subject to confirmatory discovery, a more detailed settlement agreement and court approval.  As of the date of filing of this Quarterly Report on Form 10-Q (“Quarterly Report”), the parties are negotiating the fees payable to the plaintiff’s counsel and other matters relating to the settlement.  If the parties cannot agree on the fees, plaintiffs will file a fee application with the court.

Contingencies

From time to time the Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  The Company accrues the loss contingency as a charge to income if it is probable and the amount of the loss can be reasonably estimated.  The Company did not record a loss contingency reserve in the three and six months ending September 30, 2010 and 2009, respectively.

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

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of September 30, 2010 were approximately $1.3 million.  The purchase commitments are mainly associated with royalty contracts related to the Company’s Roxio Consumer products and RoxioNow businesses.

NOTE 8 – SHARE-BASED COMPENSATION

The Company recognizes share-based compensation expense ratably over the vesting terms of the underlying share-based awards. Share-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Marketing and sales	$350	$162	$642	$337
Research and development	137	84	235	167
General and administrative	458	276	887	598
	$945	$522	$1,764	$1,102

NOTE 9 - COMPREHENSIVE LOSS

Components of comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,606)	$(206)	$(3,674)	$(2,037)
Other comprehensive loss:
Foreign currency translation gains	(74)	(56)	(23)	(36)
Comprehensive loss	$(2,680)	$(262)	$(3,697)	$(2,073)

NOTE 10 – INCOME TAXES

The provision for income taxes is calculated using the asset and liability method of accounting.  Under the asset and liability method, the Company determines its income tax (benefit) expense and recognizes deferred tax assets and liabilities based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  In assessing net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  When the Company does not believe realization of a deferred tax asset is more likely than not, it records a valuation allowance.

The Company calculates its projected annual effective tax rate for the fiscal year ending March 31, 2011 to be 35.0%.  This rate includes a tax rate differential on earnings in foreign jurisdictions and increases in reserves for uncertain tax positions.

During the three and six months ended September 30, 2010, the Company recorded an income tax (benefit) of $(0.1) million and $(0.8) million, respectively. After considering discrete items, the effective tax rate for the six months ended September 30, 2010 was 18.8%.  The Company does not provide for United States (“U.S.”) income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

As of September 30, 2010, the Company continued to have a full valuation allowance against its U.S. net deferred tax assets (with the exception of certain deferred tax liabilities related to indefinite life intangible assets) and certain foreign jurisdictions’ net deferred tax assets.  As discussed in Note 13, the Company completed the DivX acquisition on October 7, 2010.  Due to the limited time since the acquisition date, the Company has not had sufficient time to prepare the supplemental pro forma revenue and earnings information.  In addition, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.  Due to certain tax attributes of the acquired DivX business, the Company anticipates releasing approximately $30.0 million of its valuation allowance in the fiscal quarter ending December 31, 2010.

There have been no material changes to the balance of unrecognized tax benefits reported at March 31, 2010.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued at September 30, 2010 is not material.  The Company estimates there will be an increase of $0.4 million in its uncertain tax positions as a result of the DivX acquisition.

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

NOTE 11 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Significant Customer Information

The following table shows the Company’s significant customers (in percentages):

	Percent of Total Net Revenue
	Three Months Ended September 30,		Six Months Ended September 30,
Customer	2010	2009	2010	2009
Navarre	23%	23%	21%	22%
Digital River	18%	23%	18%	22%
Dell	9%	16%	9%	15%
Hewlett-Packard	7%	10%	8%	12%

Net Revenue by Segment

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content).  Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content: the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance. During the three months ended September 30, 2010, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 78% and 22% of net revenue, respectively. Comparatively, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 89% and 11% of net revenue for the three months ended September 30, 2009, respectively.  During the six months ended September 30, 2010, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 79% and 21% of net revenue, respectively. Comparatively, the Company’s Roxio Consumer Products and Premium Content segments accounted for approximately 89% and 11% of net revenue for the six months ended September 30, 2009, respectively.

The following tables show the net revenue attributable to the Company’s two reportable segments, operating results by segment, and revenue by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net Revenue	2010	2009	2010	2009
Roxio Consumer Products	$19,866	$23,302	$40,287	$45,666
Premium Content	5,482	2,754	10,461	5,917
Total net revenue	$25,348	$26,056	$50,748	$51,583

As the Company integrates its historical business lines with those acquired through the DivX acquisition, it is evaluating its organizational and segment structure.

Operating Income (Loss) by Segment (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
Operating income (loss)	2010	2009	2010	2009
Roxio Consumer Products	$3,031	$7,810	$8,660	$14,325
Premium Content	(874)	(2,967)	(1,830)	(5,746)
Unallocated operating expenses	(5,462)	(4,301)	(11,741)	(9,535)
Total operating income (loss)	$(3,305)	$542	$(4,911)	$(956)

Net Revenue by Geographic Location (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
Revenue by region	2010	2009	2010	2009
United States	$18,442	$20,695	$36,899	$40,560
Export
Canada	413	268	1,257	419
France	208	390	565	413
Germany	722	628	1,149	1,275
United Kingdom	686	989	1,274	1,425
Europe: Other	1,601	533	2,839	1,239
Japan	2,069	1,449	4,046	3,948
Singapore	595	706	1,649	1,328
Taiwan	66	116	228	275
Other Pacific Rim	180	206	303	442
Other International	366	76	539	259
Total net revenue	$25,348	$26,056	$50,748	$51,583

The Company sells its products and services to customers categorized geographically by each customer’s country of domicile.  International net revenue was $6.9 million and $5.4 million for the three months ended September 30, 2010 and 2009, respectively.  International net revenue was $13.8 million and $11.0 million for the six months ended September 30, 2010 and 2009, respectively.

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

	January 2009 Restructuring
	Severance & Related Costs	Other Charges (1)	Total
Balances, March 31, 2010	$-	$385	$385
Payments	-	(52)	(52)
Balances, June 30, 2010	-	333	333
Payments	-	(75)	(75)
Balances, September 30, 2010	$-	$258	$258

(1)	“Other Charges” includes facility expenses associated with restructuring activities.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 7, 2010, the Company completed the DivX acquisition pursuant to the Agreement and Plan of Merger entered into June 1, 2010.  Each share of DivX common stock issued and outstanding immediately prior to the acquisition date was converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash. The purchase price, in aggregate, was approximately $347.4 million, comprised of $144.6 million in cash, $197.3 million of Sonic common stock and $5.5 million representing the fair value of stock options and restricted stock units assumed.

Since the acquisition date occurred subsequent to September 30, 2010, the DivX assets acquired and liabilities assumed are not included in the condensed consolidated balance sheets as of September 30, 2010.  Due to the limited time since the acquisition date, the Company has not had sufficient time to prepare the supplemental pro forma revenue and earnings information.  In addition, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.  As of September 30, 2010, the Company incurred approximately $2.6 million in expenses in connection with the DivX acquisition, and expects to incur additional expenses relating to the integration of DivX operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements regarding: the markets for the Company’s products and services; macroeconomic conditions; the effects of the DivX acquisition, including its integration into the Company’s operations; consumer and business spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report. Readers should carefully review the risk factors described in this Quarterly Report and in other documents that the Company files from time to time with the SEC.

Overview of Business

The Company is a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms. The Company’s products and services offer innovative technologies to consumers, Hollywood and independent studios, original equipment manufacturers (“OEMs”), businesses, high-end professional DVD authoring experts and developers. The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronic (“CE”) OEMs, Internet websites and other channels. The Company’s brands now include Roxio®, RoxioNow™, DivX®, Sonic® and MainConcept®, among others. The Company also licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services. Sonic software is intended for use with Microsoft Windows and Apple Mac operating systems, as well as some Linux environments and proprietary platforms.

On October 7, 2010, Sonic completed the acquisition of DivX, Inc. (“DivX”). DivX, including its subsidiary, MainConcept, creates technologies, products and provides services designed to improve the way consumers experience digital media. DivX’s primary products are based on video compression-decompression software libraries (codecs). In addition to its codec technologies, DivX provides consumer software, including the DivX Player application, from its website, DivX.com. DivX also licenses its technologies to PC and CE OEMs and certifies their products to ensure the interoperable support of DivX-encoded content. In addition to technology licensing to PC and CE OEMs, DivX generates revenue from software licensing, advertising, distributing third-party software and services related to content distribution. DivX has also been developing DivX TV, which is designed to enable consumers to stream Internet video directly to Internet-connected digital televisions and other Internet-connected CE devices.

The Company’s technologies, products and services are used to accomplish a wide variety of tasks, including creating and distributing digital audio and video content in a variety of formats; renting, purchasing and enjoying Hollywood movies and other premium content; producing digital media photo and video shows for sharing online and via television, PCs and CE devices; recording and playback of digital content on DVD, BD, other storage media and portable devices; managing digital media on PCs and CE devices; and backing up and preserving digital information, both to local storage devices and on the Internet.

The Company differentiates between digital media content that is created by consumers (sometimes referred to herein as “personal” content) and digital content that is professionally created for mass consumption (sometimes referred to herein as “premium” content). Accordingly, the Company organizes its business into two reportable operating segments targeted at these different forms of content: the “Roxio Consumer Products” segment, which offers products and services related to personal content, and the “Premium Content” segment, which offers products and services related to premium content. These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance. As the Company integrates its historical business lines with those acquired through the DivX acquisition, it is evaluating its organizational and segment structure.

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

DivX Acquisition

On October 7, 2010, the Company completed the acquisition of DivX pursuant to the Agreement and Plan of Merger entered into June 1, 2010. At the effective time of the DivX Acquisition (the “Effective Time”), each share of DivX common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash. The purchase price, in aggregate, was approximately $347.4 million, comprised of $144.6 million in cash, $197.3 million of Sonic common stock and $5.5 million representing the fair value of stock options and restricted stock units assumed. As of September 30, 2010, the Company incurred approximately $2.6 million in expenses in connection with the DivX acquisition, and expects to incur additional expenses relating to the integration of DivX operations.

In deciding to acquire DivX, the Company sought to capitalize on the following strategic advantages and opportunities:

•	Enhanced Strategic Positioning of the Businesses:

•
The presence of DivX technology in over 300 million CE devices, its relationships with all the major CE OEMs, large and experienced sales force and strong technical qualification and support organization may accelerate the Company’s Premium Content business by permitting new consumer use models, and facilitating deployment of the RoxioNow content platform.

•
DivX TV, a technology designed to enable consumers to stream Internet video and services directly to Internet-connected digital televisions and other Internet-connected CE devices, may permit the Company to expand the range of service offerings it provides to its retailer partners.

•
DivX’s large online community and well-known brand, indicated by more than 500 million software downloads since inception, an average of 12 million unique website visits per month in calendar 2009 and approximately 1.8 billion player and web player launches in calendar 2009, offer a significant marketing opportunity for the Company’s software applications that enhance the customer end-to-end media experience.

•
DivX and its subsidiary MainConcept’s codec technologies and commercial licensing of codecs and other enterprise level technologies and tools enlarge the Company’s professional authoring solutions portfolio, enhancing its position with premium content owners and distributors, including major Hollywood studios, to create and distribute high-end commercially released digital media titles in DVD, BD, and Internet streaming formats.

•	Improvement in the DivX Businesses:

•
The Company’s RoxioNow premium content service may enhance the DivX CE licensing business, particularly if the Company’s retail partners begin to view the DivX codec as an important part of the premium content services they offer based on the RoxioNow service.

•	The attractiveness of DivX TV to CE partners may be enhanced to the extent that it incorporates the RoxioNow premium content service.

•	Roxio consumer software applications augment and extend the appeal of DivX consumer tool sets, improving capabilities offered to DivX’s existing consumer customers.

•
Cost Savings: Following the integration period, the Company expects to benefit from efficiencies associated with operating a larger business and anticipates significant annual cost savings relating primarily to the elimination of DivX’s public company reporting obligations and a reduction in aggregate headcount.

•	Revenue Diversification: The Company expects to have a combined customer base that is more diverse than the customer base of either company standing alone.

•
Geographic Diversification: The revenue of the combined company will have greater geographic diversity. In the fiscal year ended March 31, 2010, international sales accounted for $22.9 million, or 22%, of Sonic’s net revenue. In the fiscal year ended December 21, 2009, DivX’s net revenue outside North America comprised 82% of its net revenues, or approximately $58 million.

Although there can be no assurance that all the Company’s strategic objectives for the DivX acquisition will be achieved, the Company believes the acquisition should assist it in achieving its revenue growth objectives and profitability targets and that it will be accretive to earnings, particularly if the expected cost savings are realized.

As the DivX acquisition closed on October 7, 2010, except as may be specifically referenced in this Management’s Discussion and Analysis, none of the financial information discussed herein includes any DivX results.

Strategic Objectives

Enable Consumers to Buy and Play Premium Content Anywhere and at Anytime. The Company believes that digital distribution of premium content will grow dramatically over the next few years, and that ultimately industry revenue from the digital distribution of premium content may surpass revenue from the sale and rental of premium content on optical media such as DVD and BD. The Company has put substantial effort into its online premium content initiatives, such as the RoxioNow Service and DivX TV, as it believes that this area may offer a strong opportunity for counterbalancing the recent decline in DVD sales and the adverse impact of that trend on the Company’s operating results. As the digital content ecosystem continues to expand and evolve, the Company aims to make its products and services available through an increasing range of platforms, devices and partners, with the goal that the Company’s technology will represent a symbol of compatibility and a common point of interaction for consumers who want to enjoy Hollywood movies and other premium digital content anywhere and anytime.

Develop and strengthen Roxio and DivX branded technologies, products and services. The Company seeks to build on the brand strength of its Roxio and DivX technologies, products and services by strengthening its relationships with OEMs and retail partners, while deepening its relationship with consumers by adding new products and services. The Company continues to utilize its knowledge and expertise to develop and introduce products and services relating to new formats such as BD, and believes that these efforts will assist it in offsetting price pressure and declining sales associated with the DVD format. Additionally, the Company plans to continue to enhance its Web-based offerings, add innovative solutions to its consumer product portfolio and extend the reach of the Roxio and DivX brands to a new audience of online users.

Outlook

While the continuing global economic downturn and the maturation of the DVD format have adversely impacted the Company’s business and financial results during recent periods, the Company believes that the digital distribution of premium content is poised to enjoy commercial success, and that online premium content initiatives provide it with a strategic opportunity to grow its business rapidly in this area. The Company further believes that it is well positioned to capitalize on its strong brand names, consumer market position, and OEM relationships as digital media formats such as BD continue to evolve. The Company plans to continue to make significant strategic and financial progress during fiscal 2011 to keep costs in line with revenues (without taking into account DivX integration costs) while positioning the Company for revenue growth and margin improvement.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan, Singapore and remote offices in a number of locations around the world. In the three months ended September 30, 2010 and 2009, approximately 73% and 79% of net revenue was attributable to domestic sales while 27% and 21% of net revenue was attributable to international sales, respectively. In the six months ended September 30, 2010 and 2009, approximately 73% and 79% of net revenue was attributable to domestic sales while 27% and 21% of net revenue was attributable to international sales, respectively. The DivX acquisition will result in significant additional growth in the Company’s international operations and revenues. In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates during the three months and six months ended September 30, 2010 compared to those described in the Company’s Fiscal 2010 Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended September 30, 2010 and 2009

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	35%	31%	33%	31%
Gross profit	65%	69%	67%	69%

Operating expenses:
Marketing and sales	31%	27%	30%	27%
Research and development	25%	24%	24%	26%
General and administrative	18%	16%	18%	17%
Restructuring	0%	0%	0%	1%
DivX acquisition costs	4%	0%	5%	0%
Total operating expenses	78%	67%	77%	71%
Operating loss	(13)%	2%	(10)%	(2)%
Other income (expenses)	2%	(2)%	1%	(1)%
Loss before income taxes	(11)%	0%	(9)%	(3)%
Provision for (benefit of) income taxes	(1)%	1%	(2)%	1%
Net loss	(10)%	(1)%	(7)%	(4)%

Net Revenue Comparison of Three and Six Months Ended September 30, 2010 and 2009

The following tables set forth a comparison of net revenue by segment (in thousands other than percentages):

	Three Months Ended September 30,		2010 to 2009
Net Revenue	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$19,866	$23,302	$(3,436)	(15)%
Premium Content	5,482	2,754	2,728	99%
Total net revenue	$25,348	$26,056	$(708)	(3)%

Net revenue decreased by $0.7 million to $25.3 million for the three months ended September 30, 2010, from $26.1 million for the three months ended September 30, 2009. The decrease in net revenue for the three months ended September 30, 2010 included a decrease of $3.4 million or 15% in Roxio Consumer Products net revenue, which was partially offset by an increase of $2.7 million or 99% in Premium Content net revenue.

The Roxio Consumer Products segment experienced a $2.7 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, plus a $2.1 million reduction in sales through the Company’s web store and retail channels as a result of lower per unit sales, higher end of life reserves established against the Creator product, along with the extension of the Toast product life cycle. The decrease in Roxio Consumer Products net revenue was partially offset by $1.3 million generated through volume licensing programs.

The increase in Premium Content net revenue included $2.8 million from services and licensing associated with the RoxioNow format adoption, partially offset by a $0.3 million reduction in professional products revenue resulting from continued global economic weakness affecting consumer demand and corporate spending.

	Six Months Ended September 30,		2010 to 2009
Net Revenue	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$40,287	$45,666	$(5,379)	(12)%
Premium Content	10,461	5,917	4,544	77%
Total net revenue	$50,748	$51,583	$(835)	(2)%

Net revenue decreased by $0.8 million to $50.8 million for the six months ended September 30, 2010, from $51.6 million for the six months ended September 30, 2009. The decrease in net revenue for the six months ended September 30, 2010 included a decrease of $5.4 million or 12% in Roxio Consumer Products net revenue, which was offset by an increase of $4.5 million or 77% in Premium Content net revenue.

The Roxio Consumer Products segment experienced a $4.3 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes plus a $2.4 million reduction in sales through the Company’s web store and retail channels as a result of lower per unit sales, higher end of life reserves established against the Creator product, along with the extension of the Toast product life cycle. The decrease in Roxio Consumer Products net revenue was partially offset by $1.6 million generated through volume licensing programs. .

The increase in Premium Content net revenue included $3.6 million from services and licensing associated with the RoxioNow format adoption, $1.2 million generated through the RoxioNow Service, and $0.8 million in technology licensing revenue from several CE manufacturers. The increase in Premium Content net revenue was partially offset by a $0.9 million reduction in professional products revenue resulting from continued global economic weakness affecting consumer demand and corporate spending.

The following tables set forth a comparison of net revenue geographically (in thousands other than percentages):

	Three Months Ended September 30,
Net Revenue	2010	2009	Inc (Dec)%
United States	$18,442	$20,695	$(2,253)	(11)%
Export
Canada	413	268	145	54%
France	208	390	(182)	(47)%
Germany	722	628	94	15%
United Kingdom	686	989	(303)	(31)%
Other European	1,601	533	1,068	200%
Japan	2,069	1,449	620	43%
Singapore	595	706	(111)	(16)%
Taiwan	66	116	(50)	(43)%
Other Pacific Rim	180	206	(26)	(13)%
Other International	366	76	290	382%
Net revenue	$25,348	$26,056	$(708)	(3)%

United States (domestic) sales accounted for 73% and 79% of net revenue for the three months ended September 30, 2010 and 2009, respectively. The decrease in domestic revenue included a reduction in OEM bundling revenue of $2.5 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes. Also contributing to the reduction in domestic revenue was a $1.9 million reduction in sales through the Company’s web store and retail channels as a result of lower per unit sales, higher end of life reserves established against the Creator product, along with the extension of the Toast product life cycle. This decrease was partially offset by $1.6 million generated through the RoxioNow Service, along with $1.0 million generated through volume licensing programs.

International sales accounted for $6.9 million and $5.4 million, or 27% and 21% of net revenue for the three months ended September 30, 2010 and 2009, respectively. The increase in international sales partially resulted from a $1.2 million increase from a one-time development contract associated with the delivery of Roxio Content for a customer in Ireland. Also contributing to the increase in international sales was $0.5 million in technology license revenue from the change in a Japan PC manufacture royalty contract from a pre-paid to an “as-used” reporting structure.

	Six Months Ended September 30,
Net Revenue	2010	2009	Inc (Dec)%
United States	$36,899	$40,560	$(3,661)	(9)%
Export
Canada	1,257	419	838	200%
France	565	413	152	37%
Germany	1,149	1,275	(126)	(10)%
United Kingdom	1,274	1,425	(151)	(11)%
Other European	2,839	1,239	1,600	129%
Japan	4,046	3,948	98	2%
Singapore	1,649	1,328	321	24%
Taiwan	228	275	(47)	(17)%
Other Pacific Rim	303	442	(139)	(31)%
Other International	539	259	280	108%
Net revenue	$50,748	$51,583	$(835)	(2)%

United States (domestic) sales accounted for 73% and 79% of net revenue for the six months ended September 30, 2010 and 2009, respectively. The decrease in domestic revenue included a reduction in OEM bundling revenue of $4.9 million due to changes in product mixes, per-unit pricing pressure, and lower unit volumes. Also contributing to the reduction in domestic revenue was a $2.1 million reduction in sales through the Company’s web store and retail channels as a result of lower per unit sales, higher end of life reserves established against the Creator product, along with the extension of the Toast product life cycle. This decrease was partially offset by $2.6 million generated through the RoxioNow Service, along with $0.5 million generated through volume licensing programs.

International sales accounted for $13.8 million and $11.0 million, or 27% and 21% of net revenue for the three months ended September 30, 2010 and 2009, respectively. The increase in international sales partially resulted from a $2.0 million increase from a one-time development contract associated with the delivery of Roxio Content for a customer in Ireland. Also contributing to the increase in international sales was $0.6 million from a one-time technology licensing contract with a Canadian CE manufacturer.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables (in percentages):

	% of Total Net Revenue		% of Total Accounts Receivable
	Three Months Ended September 30,		Three Months Ended September 30,
Customer	2010	2009	2010	2009
Navarre	23%	23%	27%	32%
Digital River	18%	23%	11%	15%
Dell	9%	16%	4%	9%
Hewlett-Packard	7%	10%	3%	3%

	% of Total Net Revenue		% of Total Accounts Receivable
	Six Months Ended September 30,		Six Months Ended September 30,
Customer	2010	2009	2010	2009
Navarre	21%	22%	27%	32%
Digital River	18%	22%	11%	15%
Dell	9%	15%	4%	9%
Hewlett-Packard	8%	12%	3%	3%

No other customer accounted for more than 10% of the Company’s revenue for the three and six months ended September 30, 2010 and 2009, respectively. The Company sells products to Dell and Hewlett-Packard pursuant to individual supplements, exhibits or other attachments that are appended to the standard terms and conditions the Company has negotiated with each of these customers. These standard terms and conditions include provisions relating to the delivery of the Company’s products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations. The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach. Under each agreement, the OEM has the sole discretion to decide whether to purchase any of the Company’s products. The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments. The loss of Dell, Hewlett-Packard, or any other major customer would have a material adverse effect on the Company, if it were unable to replace that customer.

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

It is impracticable for the Company to report the net revenues by significant customer per business segment for the three and six months ended September 30, 2010, and 2009, as some of these customers may be in both segments.

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

	Three Months Ended September 30,		2010 to 2009
	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$6,233	$6,149	$84	1%
Premium Content	2,696	1,927	769	40%
Cost of revenue	$8,929	$8,076	$853	11%

The Company’s overall cost of revenue as a percentage of net revenue increased to 35% of net revenue for the three months ended September 30, 2010 from 31% for the three months ended September 30, 2009.

Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue increased to 31% for the three months ended September 30, 2010 compared to 26% for the three months ended September 30, 2009. The higher cost of revenue percentages were driven by a 3% increase in cost of revenue resulting from technical and operational support costs arising from the addition of new product offerings, along with a 1% increase in royalty costs associated with the adding additional features to products. Also contributing to the higher cost of revenue was a 1% increase due to higher costs associated with a development contract.

Premium Content cost of revenue as a percentage of Premium Content net revenue decreased to 49% for the three months ended September 30, 2010 compared to 70% for the three months ended September 30, 2009. The lower cost of revenue percentages were driven by RoxioNow format adoption contracts, which require a relatively low number of development hours. This was partly offset by an increase in cost of revenue resulting from additional operational, royalty, development, and content costs associated with the RoxioNow Service.

	Six Months Ended September 30,		2010 to 2009
	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$11,246	$12,228	$(982)	(8)%
Premium Content	5,356	3,733	1,623	43%
Cost of revenue	$16,602	$15,961	$641	4%

The Company’s overall cost of revenue as a percentage of net revenue increased to 33% of net revenue for the six months ended September 30, 2010 from 31% for the six months ended September 30, 2009.

Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue increased to 28% for the six months ended September 30, 2010 compared to 27% for the six months ended September 30, 2009. The higher cost of revenue percentages were driven by a 2% increase in cost of revenue resulting from technical and operational support costs arising from the addition of new product offerings, along with a 1% increase in royalty costs associated with the adding additional features to products. Also contributing to the higher cost of revenue was a 1% increase due to higher costs associated with a development contract. This was partly offset by a 3% decrease in cost of revenue resulting from lower product costs due to lower retail sales and better pricing on certain promotional items within the Company’s products.

Premium Content cost of revenue as a percentage of Premium Content net revenue decreased to 51% for the six months ended September 30, 2010 compared to 63% for the six months ended September 30, 2009. The lower cost of revenue percentages were driven by RoxioNow format adoption contracts, which require a relatively low number of development hours. This was partly offset by an increase in cost of revenue resulting from additional operational, royalty, development, and content costs associated with the RoxioNow Service.

Operating Expenses for the Three and Six Months Ended September 30, 2010 and 2009

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

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Marketing and sales expenses	$7,903	$7,002	$901	13%
Percentage of net revenue	31%	27%

Marketing and sales expenses increased by 13% for the three months ended September 30, 2010 compared to the same period in the prior year. During the three months ended September 30, 2010, marketing and sales expenses as a percentage of net revenue increased 4% to 31% from 27% for the three months ended September 30, 2010 and 2009, respectively. The increase during the three months ended September 30, 2010 compared to the same period in the prior year was due to increases of $0.3 million in bad debt expense as a result of a bankruptcy of a customer, $0.2 million in personnel related expenses as a result of an increase in headcount, $0.2 million in share-based compensation as a result of new grants issued during the quarter, and $0.2 million in outside consulting services.

	Six Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Marketing and sales expenses	$15,005	$13,756	$1,249	9%
Percentage of net revenue	30%	27%

Marketing and sales expenses increased by 9% for the six months ended September 30, 2010 compared to the same period in the prior year. During the six months ended September 30, 2010, marketing and sales expenses as a percentage of net revenue increased 3% to 30% from 27% for the six months ended September 30, 2010 and 2009, respectively. The increases during the six months ended September 30, 2010 compared to the same period in the prior year were due to increases in personnel related expenses of $0.6 million attributable to headcount increases, $0.3 million in share-based compensation as a result of new grants issued during the period, $0.3 million in bad debt expenses as a result of a bankruptcy of a customer, $0.4 million in travel related expenses, and $0.2 million in outside consulting services. The increases were offset by a $0.3 million decrease in advertising and promotional expenses, and a $0.3 million decrease in facilities and other expenses.

The Company expects to continue to invest in marketing and sales of its products and services to develop market opportunities and promote its offerings while continuing to monitor its needs to align expenditures to its operating results. During the six months ended September 30, 2010, the Company experienced an increase in personnel related expenses as well as in travel related expenses due to increased efforts to expand and attract new customers and to maintain existing customers. During the same period, the Company was able to reduce facility costs related to building rent and telecommunication costs, which contributed to the $0.3 million reduction in facilities and other expenses for marketing and sales.

Research and Development

Research and development expenses include salaries, benefits, share-based compensation expenses for engineers, contracted development efforts, facility costs related to engineering personnel, and expenses associated with equipment used for development. The following table reflects the Company’s research and development operating expenses (in thousands other than percentages):

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Research and development expenses	$6,334	$6,126	$208	3%
Percentage of net revenue	25%	24%

Research and development expenses increased by 3% for the three months ended September 30, 2010 compared to the same period in the prior year. During the three months ended September 30, 2010, research and development expenses as a percentage of net revenue increased 1% to 25% from 24% for the three months ended September 30, 2009. The increase for the three month period ended September 30, 2010, as compared to the same period in the prior year, included an increase of $0.1 million in outside consulting services and a $0.1 million increase in travel related expenses.

	Six Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
Research and development expenses	$12,267	$13,240	$(973)	(7)%
Percentage of net revenue	24%	26%

Research and development expenses decreased by 7% for the six months ended September 30, 2010 compared to the same period in the prior year. During the six months ended September 30, 2010, research and development expenses as a percentage of net revenue decreased 2% to 24% from 26% for the six months ended September 30, 2009. The decrease for the six month period ended September 30, 2010, as compared to the same period in the prior year, included decreases in personnel related expenses of $1.1 million, $0.4 million in facilities and other expenses as a result of the Company’s ongoing effort to monitor and reduce operating costs. The decrease in personnel related expenses was attributable to a higher ratio of engineers located in China with lower salaries, and a larger portion of the engineering time spent in the production and support of revenue-generating products and services which were reclassified to cost of revenues. The decrease was offset by increases in outside consulting services of $0.2 million relating to work efforts on upcoming products, $0.1 million in testing equipment expenses, and $0.2 million in travel related expenses associated with RoxioNow projects and customer meetings.

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

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
General and administrative expenses	$4,539	$4,264	$275	6%
Percentage of net revenue	18%	16%

General and administrative expenses increased by 6% for the three months ended September 30, 2010 compared to the same period in the prior year. During the three months ended September 30, 2010, general and administrative expenses as a percentage of net revenue increased 2% to 18% from 16% for the three months ended September 30, 2009. The increase for the three month period ended September 30, 2010, as compared to the same period in the prior year, included increases of outside consulting services of $0.6 million due to legal expenses associated with the DivX acquisition, including additional securities filings and legal proceedings and claims, $0.2 million in personnel related expenses and $0.2 million in share-based compensation due to new grants issued during the quarter, offset by decreases of $0.7 million in facilities and other expenses as a result of the Company’s ongoing effort to manage its operating expenses.

	Six Months Ended September 30,
	2010	2009	Increase (Decrease)	% Change
General and administrative expenses	$9,219	$9,016	$203	2%
Percentage of net revenue	18%	17%

General and administrative expenses increased by 2% for the six months ended September 30, 2010 compared to the same period in the prior year. During the six months ended September 30, 2010, general and administrative expenses as a percentage of net revenue increased 1% to 18% from 17% for the six months ended September 30 2009. The increase during the six month period ended September 30, 2010, as compared to the same period in the prior year, was due to increases in outside consulting services of $0.6 million due to legal expenses associated with the DivX acquisition, including additional securities filings and legal proceedings and claims, $0.3 million in personnel related expenses, $0.3 million in share-based compensation due to new grants issued during the period, offset by a decrease of $1.0 million in facilities and other expenses as a result of the Company’s ongoing effort to manage its operating expenses.

Acquisition Costs

As of September 30, 2010, the Company incurred approximately $0.9 million and $2.6 million in expenses for the three and six months ended September 30, 2010, respectively, in connection with the DivX acquisition and expects to incur additional expenses relating to the integration of DivX operations.

Restructuring

Restructuring expenses consist primarily of one-time termination benefits such as severance and other employee related costs, contract termination costs related to facility expenses, and other associated costs. The Company did not incur any restructuring expenses for the three and six months ended September 30, 2010 compared to $46 thousand and $0.6 million, respectively, for the three and six months ended September 30, 2009. At each reporting period, the Company evaluates its accruals for vacated facilities, exit costs and employee separation costs to ensure the accruals are still appropriate. There were no adjustments during the first and second quarters of fiscal 2011.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the six months ended September 30, 2010 was $(0.8) million compared to a tax provision of $0.7 million for the six months ended September 30, 2009. The Company calculated its projected annual effective tax rate for the year ending March 31, 2011 to be 35.0% compared to (60.9%) for the fiscal year ended March 31, 2010. The projected annual effective tax rate for the year ending March 31, 2011 includes a tax rate differential on earnings in foreign jurisdictions and increases in reserves for uncertain tax positions. The annual effective tax rate for the year ended March 31, 2010 differed from the statutory United States federal rate of 35% due to losses that were not more likely than not to be realizable and the tax rate differential on earnings in foreign jurisdictions. Due to certain tax attributes of the acquired DivX business, the Company anticipates releasing approximately $30 million of its valuation allowance in the fiscal quarter ending December 31, 2010.

Non-Operating Income for the Three and Six Months Ended September 30, 2010 and 2009

Interest Income and Interest Expense, Net

Interest income includes interest earned on cash balances and long-term investments. Interest income was $23 thousand and $39 thousand, respectively, for the three and six months ended September 30, 2010 compared to $12 thousand and $52 thousand, respectively, for same periods in the prior year.

Interest expense relates to the finalization of tax audits. Interest expense was $8 thousand and $50 thousand, respectively, for the three and six months ended September 30, 2010 compared to $6 thousand and $17 thousand, respectively, for the same period in the prior year.

Other Income (Expense), Net

The Company recorded $0.6 million and $0.4 million, respectively, of other income for the three and six months ended September 30, 2010 compared to $0.5 million and $0.4 million, respectively, of other expense for the same periods in the prior year. This change was due to foreign exchange fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents (in thousands other than percentages)

	September 30,	March 31,
	2010	2010	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$54,549	$54,536	$13	0%
Working capital	$41,034	$39,439	$1,595	4%

As of September 30, 2010, the principal sources of liquidity included cash and cash equivalents of $54.5 million and net trade accounts receivable of $12.3 million. As of September 30, 2010, the Company had working capital of $41.0 million compared with working capital of $39.4 million at March 31, 2010. The increase in working capital of $1.6 million was due to increases in net accounts receivable of $1.0 million as a result of the launch of Creator 2011 and $0.6 million in prepaid and other current assets due to the reclassification of long term lease deposits to short term.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in the “Risk Factors” section of this Quarterly Report.

Statement of Cash Flows Discussion (in thousands other than percentages)

	September 30,	September 30,
	2010	2009	Inc (Dec)	Inc (Dec) %
Net cash provided by (used by) operating activities	$577	$2,551	$(1,974)	(77)%
Net cash provided by (used by) investing activities	$(877)	$(361)	$(516)	143%
Net cash provided by (used by) financing activities	$231	$241	$(10)	(4)%

Net cash provided by operating activities was $0.6 million for the six months ended September 30, 2010 compared to net cash provided by operating activities of $2.6 million for the same period in the prior year. The decline in cash provided by operating activities was due to increases in net loss of $1.6 million, as further explained under Result of Operations, $3.8 million in accounts receivable as a result of invoices being billed for certain development contracts prior to the end of the quarter, as well as timing of payments, and $1.5 million in prepaid and other current assets. These in part were offset by an increase of the non-cash $1.3 million reduction in revenue (contra revenue) associated with certain vesting warrants issued for purposes of a strategic relationship and a net increase of $3.1 million in accounts payable, accrued liabilities and deferred revenue as a result of timing of payments made.

Net cash used in investing activities was $0.9 million for the six months ended September 30, 2010 compared to net cash used in investing activities of $0.4 million for the same period in the prior year. Net cash used in investing activities increased due to the purchase of fixed assets and intangible assets of $0.5 million for the six months ended September 30, 2010. The increase in intangible assets was a result of a several transactions whereby the Company acquired groups of assets.

Net cash provided by financing activities was $0.2 million for the six months ended September 30, 2010, the same as for the corresponding period in the prior year. Upon vesting, restricted stock units (“RSUs”) are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. RSUs vested during the six months ended September 30, 2010 and 2009 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. Total payments for the employees’ tax obligations to the taxing authorities were $0.2 million and $17 thousand during the six months ended September 30, 2010 and 2009, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of our Annual Report in Form 10-K for the fiscal year ended March 30, 2010. The Company does not engage in any hedging activities and does not use derivatives or equity instruments for cash investment purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and the CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to its management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

See “Note 7 – Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

 ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect the Company’s business, financial results and results of operations and its stock price. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. You should carefully consider the following risk factors as well as those in other documents the Company files with the SEC. The risks and uncertainties described below are not the only ones the Company may face. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business operations.

Adverse global economic conditions may continue to negatively affect the Company’s business, results of operations, and financial condition.

Adverse global economic conditions have had, and may continue to have, a negative impact on consumers and limit their ability and inclination to spend on leisure and entertainment related technologies, products and services. If demand for the Company’s technologies, products and services decreases, as a result of economic conditions or otherwise, the Company’s financial condition would be adversely impacted.

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

Sonic experienced net losses for fiscal years 2010, 2009 and 2008 and the six months ended September 30, 2010. DivX generated net losses for the six months ended June 30, 2010, the last period for which financial statements are publicly available. While the Company has not completed its analysis of the pro forma results of the combined company, as previously disclosed, the combined company would have experienced net losses for the fiscal year ended March 31, 2010 and the three months ended June 30, 2010. There can be no assurance that the Company will be cash flow positive or generate net income in calendar or fiscal year 2011 or future years.

Integrating DivX into the Company’s existing operations involves considerable risks and may not be successful.

The integration of DivX into the Company’s existing operations is a complex, time-consuming and expensive process and may disrupt existing operations if it is not completed in a timely and efficient manner. If Company management is unable to minimize the potential disruption to its business during the integration process, the Company may not realize the anticipated benefits of the DivX acquisition. Realizing the benefits of the DivX acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on core businesses. The Company may encounter substantial difficulties, costs and delays in integrating DivX, including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of the Company’s common stock:

•	difficulties and delays in the integration of DivX’s operations, personnel, technologies, products, services, business relationships and information and other systems;

•	the diversion of management’s attention from normal daily operations of the business;

•	complexities associated with managing the larger, more complex, combined business;

•	conflicts between business cultures;

•	large one-time write-offs;

•	the incurrence of contingent, unknown or unanticipated liabilities;

•	contractual and/or intellectual property disputes;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	problems, defects or other issues relating to acquired technologies, products or services that become known only after the closing of the DivX acquisition;

•	conflicts in distribution, marketing or other important relationships;

•	difficulties caused by entering geographic and business markets in which Sonic has no or only limited experience;

•	acquired technologies, products or services that may not attract customers;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures;

•	failure to achieve anticipated levels of revenue, profitability or productivity; and

•	poor acceptance of the Company’s revised business model and strategies.

The Company’s operating expenses have increased significantly due to the increased headcount, expanded operations and changes related to the DivX acquisition. These expenses could, particularly in the near term, exceed the anticipated savings from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies following the completion of the DivX acquisition. In addition, the Company may incur additional material charges in subsequent fiscal quarters following the DivX acquisition to reflect additional merger-related costs. The merger agreement also does not contain any post-closing indemnification provisions. Therefore, any claims for known or unknown DivX liabilities, whether related to intellectual property ownership, infringement or otherwise, are the Company’s responsibility. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

To the extent that expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, the Company’s business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of the Company’s common stock.

The Company’s business and prospects depend on the strength of its brands, and if it does not maintain and strengthen its brands, it may be unable to maintain or expand its business.

Maintaining and strengthening the Company’s brands, particularly the “DivX,” “Roxio” and “RoxioNow” brands, is critical to maintaining and expanding the Company’s business, as well as to its ability to enter into new markets for its technologies, products and services. Maintaining and strengthening its brands will depend on the Company’s ability to continue to develop and provide innovative and high-quality technologies, products and services. Moreover, because the Company engages in relatively little direct brand advertising, the promotion of its brands depends, among other things, upon business partners displaying its trademarks on their products. If these partners choose for any reason not to display Company trademarks on their products, or if these partners use Company trademarks incorrectly or in an unauthorized manner, the strength of the Company’s brands may be diluted or its ability to maintain or increase its brand awareness may be harmed. Further, unauthorized third parties may use Company brands in ways that may dilute or undermine their strength.

Rapid changes in technology and consumer preferences may adversely affect the Company’s operating results.

The markets for the Company’s technologies, products and services are characterized by rapid technological change. The Company may not accurately predict customer or business partner behavior and may not recognize or respond to emerging trends, changing preferences or competitive factors. The Company’s operating results may fluctuate significantly as a result of a variety of factors, many of which are outside its control. These factors include:

•	fluctuations in demand for, and sales of, the Company’s technologies, products and services;

•	introduction of new technologies, products and services by the Company or its competitors;

•	costs associated with entering into new markets;

•	competitive pressures that result in pricing fluctuations;

•	variations in the timing of orders for and shipments of the Company technologies and products;

•	changes in the mix of technologies, products and services that the Company sells and the resulting impact on its gross and operating margins;

•	changes in the terms of the Company’s licensing, distribution and other agreements;

•	costs associated with litigation and intellectual property claims; and

•	general adverse economic and financial market conditions as noted elsewhere in these risks.

The Company’s operating expenses are based on its current expectations of its future revenues and are relatively fixed in the short term. Customer purchasing behavior and business partner requirements can be difficult to forecast, and if the Company has lower revenues than expected, it may not be able to quickly reduce its expenses in response. As a consequence, the Company’s operating results for a particular quarter could be adversely impacted.

The Company must develop and introduce new and enhanced technologies, products and services in a timely manner to remain competitive.

To compete successfully in the markets in which the Company operates, it must develop and sell new or enhanced technologies, products and services that provide increasingly higher levels of performance and reliability. The Company may need to expend considerable resources to continue to design and deliver enduring and innovative technologies, products and services. As new industry standards, technologies and formats are introduced, there may be limited sources for the intellectual property rights and background technologies necessary for implementation, and the prices that the Company may negotiate in an effort to bring its technologies, products and services to market may put the Company at a competitive disadvantage. Further, if new formats and technologies prove to be unfeasible, untimely, unsuccessful or not accepted by the marketplace for any reason, demand for the Company’s technologies, products or services could be limited. Delays and cost overruns could also affect the Company’s ability to respond to technological changes, competitive developments or customer requirements. If the Company is unable to recover the costs associated with its research and development activities or to deliver innovative technologies, products and services, the Company’s business, financial condition and results of operations will be adversely affected.

Revenues derived from the Company’s DVD technologies and products have declined in recent years and will likely continue to decline.

The Company has experienced declines in consumer products revenue relating to the DVD format. To the extent that sales of DVD technologies, products and services continue to decline, the Company’s revenues will be adversely affected.

The Company relies on distributors, resellers and retailers to sell its consumer products, and disruptions to these channels would affect adversely the Company’s ability to generate revenues from the sale of its products.

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

Because many of the Company’s technologies, products and services are designed to comply with industry standards, to the extent the Company cannot distinguish its technologies, products and services from those sold by its competitors, its current distributors and customers may choose alternate technologies, products and services or choose to purchase them from multiple vendors.

The Company cannot provide any assurance that the industry standards for which the Company develops new technologies, products and services will allow it to compete effectively with companies possessing greater financial and technological resources than the Company has to market, promote and exploit sales opportunities as they arise in the future. Technologies, products and services that are designed to comply with standards may also be viewed as interchangeable commodities by certain customers. The Company may be unable to compete effectively if it cannot produce technologies and products more quickly or at lower cost than its competitors. Further, any new technologies, products and services developed may not be introduced in a timely manner or in advance of the Company’s competitors’ comparable offerings and may not achieve the broad market acceptance necessary to generate significant revenues.

The Company’s business depends on sales of consumer technologies, products and services, which subject it to risks relating to, among other things, changing consumer demands and increased competition.

The Company’s business depends on sales of consumer technologies, products and services, subjecting it to risks associated with changing consumer demands and extensive competition. The Company’s ability to succeed in consumer markets depends upon its ability to enhance its existing offerings, introduce new competitive technologies, products and services, and minimize the impact of sudden price decreases. Additionally, some of the Company’s competitors have well established distribution capabilities and existing brands with market acceptance that provide them with a significant competitive advantage. If the Company is not successful in overcoming these challenges, its business and results of operations may be adversely impacted.

Because a substantial portion of the Company’s revenue is from OEM customers, sales of its technologies, products and services are tied to OEM product sales.

A substantial portion of the Company’s revenue is derived from sales through OEM customers who either license its technologies, products and services and incorporate them into or bundle them with their products. Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of Company technologies, products and services, which could in turn harm its business, financial condition and results of operations. Moreover, sales of these technologies, products and services depend in large part on consumer acceptance and purchase of PCs and CE devices such as DVD players, BD players, DVD recorders, television sets, mobile handsets and other digital media devices marketed by the Company’s OEM customers. Consumer acceptance of these OEM products depends significantly on the price and ease of use of these devices, among other factors. If the demand for these OEM products is impaired, the Company’s OEM sales will suffer a corresponding decline.

The Company often sells its products to OEMs pursuant to individual supplements or other attachments to standard terms and conditions the Company has negotiated with each of these customers. These terms and conditions include provisions relating to the delivery of Company technologies, products and services, the OEM’s distribution of these products, representations by the Company with respect to the quality and its ownership of the technologies, products and services, its obligations to comply with law, confidentiality obligations, and indemnifications by the Company. The payment terms in the Company’s OEM agreements can vary substantially. In some cases, the OEM pays a per-unit royalty for every shipped OEM product that incorporates the Company’s technologies, products or services; in other cases, the agreement provides for specific royalties based on the Company’s estimations of the volumes of certain units the OEM is likely to ship during a given term and, if the estimates are too low, the actual per-unit revenues received may be lower than expected; and in some cases, the OEM pays a single flat fee for the applicable technologies, products or services during period of time. Many of the Company’s OEM arrangements do not require the payment of minimum amounts or contain any minimum purchase obligations or similar commitments.

The Company’s OEM agreements are typically non-exclusive, with terms of two years or less in duration. The underlying agreements often renew, but are subject to periodic termination by either party or termination for breach and, in certain cases, the ability to terminate without cause with no or short notice. Although the Company has maintained relationships with many of its OEMs for many years, if an OEM agreement with a major customer were terminated and the Company were unable to replace such relationship, its business and results of operations would suffer.

Changes in requirements or business models of the Company’s OEM customers may affect negatively its financial results.

OEM customers can be demanding with respect to the features they demand, as well as with respect to quality and testing requirements and economic terms. Because there are a relatively small number of significant OEM customers, if they demand reduced prices, the Company may not be in a position to refuse such demands, which would adversely impact revenues and results of operations. If particular OEMs demand technologies, products or services that the Company is unable to deliver, or if they impose higher quality requirements than the Company is able to satisfy, it could lose those relationships, which would adversely impact its revenues and results of operations. Also, if the Company’s competitors offer its OEM customers more favorable terms than the Company does or if its competitors are able to take advantage of their existing relationships with OEMs, then these OEMs may not include the Company’s offerings with their products. The Company’s business will suffer if it is unable to maintain or expand its relationships with OEMs.

The prices for the Company’s technologies, products and services may continue to decline in response to competitive market pressures, which could harm its operating results.

The markets for the consumer hardware and software products sold by the Company’s OEM customers are intensely competitive and price sensitive. It is likely that licencing fees for the Company’s technologies, products and services, particularly in the DVD area, will continue to decline due to competitive pricing pressures. In addition, the Company’s retail sales business is also subject to significant competitive pricing pressures, and the Company may also experience pricing pressures in other parts of its business. These trends could make it more difficult for the Company to increase or maintain its revenue and could adversely affect its operating results. To maintain or increase per unit royalties, the Company must continue to introduce new, more highly functional versions of its technologies, products and services for which it can charge higher amounts. Any inability to introduce such technologies, products and services in the future or other declines in the amounts the Company can charge would also adversely affect its revenues.

The Company relies on its licensees and OEM customers to provide accurate royalty and sales reports for its determination of licensing and OEM product revenues, and if these reports are inaccurate, the Company’s revenues may be understated or overstated and its forecasts and budgets may be incorrect.

The Company typically receives royalty reports from its OEM customers, and relies on these customers to accurately report the number of units shipped and other bases for payment of amounts due to the Company. The Company calculates its revenues, prepares financial reports, projections and budgets, and directs its sales and technology development efforts based in part on these reports. However, it is often difficult to independently determine whether customers are reporting accurately. Most of the Company’s OEM agreements provide rights to audit the OEM’s records, but audits can be expensive and time-consuming and in some instance may harm the Company’s relationships with the OEM. To the extent that customers provide inaccurate reports, the Company may not collect and recognize revenue to which it is entitled.

The Company depends on a limited number of customers for a significant portion of its revenue, and the loss of one or more of these customers could materially harm its operating results, business and financial condition.

During the fiscal year ended March 31, 2010, approximately 13% and 11% of Sonic’s net revenue were received from various OEM divisions of Dell and Hewlett-Packard, respectively, and approximately 7% and 22% of Sonic’s net revenue for fiscal year 2010 were received from its two largest distributors, Ingram and Navarre, respectively. In addition, during fiscal year 2010, approximately 23% of Sonic’s net revenue consisted of online web store revenue received through Digital River. During the six months ended September 30, 2010, approximately 9% and 8% of Sonic’s net revenue were received from various OEM divisions of Dell and Hewlett-Packard, respectively, and approximately 5% and 21% of Sonic’s net revenue for period were received from its two largest distributors, Ingram and Navarre, respectively. In addition, during the six months ended September 30, 2010, approximately 18% of the Company’s net revenue consisted of online web store revenue received through Digital River.

DivX derived most of its revenue from the licensing of its technologies to consumer hardware device manufacturers, software vendors and consumers. It derived 88% and 92% of its total net revenues from licensing technology during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. In the six months ended June 30, 2010, Samsung accounted for approximately 14% of DivX’s total net revenues, and its top 10 licensees by revenue accounted for approximately 64% of its total net revenues.

In addition, Google accounted for approximately 10% of DivX’s total net revenues for the six months ended June 30, 2010 pursuant to a promotion and distribution agreement with Google under which the Company distributes Google products, including, among others, the Google Chrome web browser, with the Company’s software products, and Google pays fees based on successful activations of these products. This agreement expires upon the earlier of February 28, 2011 or the date upon which the Company reaches the cap on the total amounts payable by Google under the agreement, and Google is under no obligation to renew this agreement.

The Company anticipates that the relationships with Dell, Google, Hewlett-Packard, Navarre, Digital River, Samsung and, to a lesser extent, Ingram, will continue to account for a significant portion of its revenue in the future. Any adverse changes in the Company’s relationships with any of these companies could seriously harm its operating results, business, and financial condition if the Company was unable to replace that relationship.

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

Changes in the Company’s technology, product and service offerings could cause it to defer the recognition of revenue, which could harm its operating results and adversely impact its ability to forecast revenue.

The Company’s technologies, products and services contain advanced features and functionality that may require it to provide increased levels of end user support, and its services require the Company to continue to provide various benefits during the applicable service terms. To the extent that the Company offers a greater degree of customer support and ongoing services, it may be required to defer a greater percentage of revenues into future periods, which could harm short term operating results.

There is no assurance that the Company can provide effective digital rights management technology to its customers.

The DivX Codec is designed to provide effective digital rights management technology that controls access to digital content that addresses, among other things, content providers’ concerns over piracy. The Company cannot be certain that it can continue to develop, license or acquire such technology, or that content licensors, consumer hardware device manufacturers or consumers will accept such technology. If digital rights management technology is not effective, is perceived as not effective or is compromised by third parties, or if laws are enacted that require digital rights management technology to allow consumers to convert content stored in a protected format into an unprotected format, content providers may not be willing to encode their content using Company products and consumer hardware device manufacturers may not be willing to include Company technologies in their products.

Qualifying, certifying and supporting the Company’s technologies, products and services is time consuming and expensive.

The Company devotes significant time and resources to qualify and support its software products on various PC and CE platforms, including Microsoft and Apple operating systems. In addition, the Company maintains high-quality standards for products that incorporate its DivX technologies and products through a quality-control certification process. To the extent that any previously qualified, certified and/or supported platform or product is modified or upgraded, or the Company needs to qualify, certify or support a new platform or product, it could be required to expend additional engineering time and resources, which could add significantly to its development expenses and adversely affect its operating results.

The Company’s failure to manage its global operations effectively may adversely affect its business and operating results.

As of October 31, 2010, following the DivX acquisition, the Company had 12 major locations (defined as a location with more than 15 employees) and employed 423 employees outside the United States. The Company faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs. The Company’s inability to successfully manage its global organization could have a material adverse effect on its business and results of operations.

Revenue derived from international customers accounted for approximately 22%, 28% and 18% of Sonic’s net revenues in fiscal years 2010, 2009 and 2008, respectively. In addition, for the years 2009, 2008 and 2007, DivX’s net revenue outside North America comprised 81%, 74% and 77%, respectively, of its total net revenues. As the Company integrates DivX into its existing business, it expects that international sales will account for an increasing portion of its net revenues. As a result, the occurrence of adverse international political, economic or geographic events could result in significant revenue shortfalls, which could harm the Company’s business, financial condition and results of operations. Areas of risk associated with the Company’s international operations include:

•	import and export restrictions and duties, including tariffs, quotas, and other barriers;

•	difficulties in obtaining export licenses for certain technology;

•	foreign regulatory requirements, such as safety or radio frequency emissions regulations;

•	uncertainties and liabilities associated with foreign tax laws;

•	burdens of complying with foreign laws, including consumer and data protection laws;

•	changes in, or impositions of, foreign legislative or regulatory requirements;

•	difficulties in coordinating the activities of geographically dispersed and culturally diverse operations;

•	difficulties in staffing, managing, and operating its international operations, including compliance with laws governing labor and employment;

•	potential loss of proprietary information due to misappropriation or laws that are less protective of the Company’s intellectual property rights than U.S. law;

•	liquidity problems in various foreign markets;

•	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities;

•	changes in diplomatic and trade relationships;

•	political and economic instability in the countries in which the Company operates or sells products; and

•	other factors beyond its control including terrorism, war, natural disasters and diseases, particularly in areas in which it has facilities.

Certain political, economic and social considerations relating to China could adversely affect the Company.

In addition to other risks associated with the Company’s global business, it faces risks due to the substantial operations it conducts in China, which could be adversely affected by political, economic and social uncertainties in China. As of October 31, 2010, following the DivX acquisition, the Company had 239 employees in China, primarily carrying out research and development activities. Operations in China are subject to greater political, legal and economic risks than its operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. The Company’s ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, the Company may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Any of the foregoing could limit the remedies available in the event of any claims or disputes with third parties.

In addition, the Company has direct license relationships with many consumer hardware device manufacturers located in China and a number of the OEMs that license Company technologies utilize captive or third-party manufacturing facilities located in China. The Company expects consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries. As a result, the Company faces additional risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. Unauthorized use of the Company’s technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of the Company’s brands. If the Company can not adequately monitor the use of its technologies by China-based consumer hardware device manufacturers, or enforce its intellectual property rights in China, its revenue could be adversely affected.

The Company faces increasing competition for online sales from smaller software providers.

The Internet enables smaller software providers to distribute products with relatively low upfront costs and resources. In the past, a substantial barrier to entry into the packaged software market for small-scale providers was the need to manufacture, package and distribute software through a retail or commercial distribution chain. To the extent consumers increasingly purchase software over the Internet, the Company expects to face increased competition from small software development companies and programmers worldwide. New entrants that have business models focused on Internet distribution may have more favorable cost structures than the companies that employ a multi-channel distribution network, which could give those competitors cost savings, pricing and profitability advantages.

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

The Company has had limited experience with online premium content services, and cannot assure you when or if its RoxioNow Service or the DivX TV or other online initiatives will have a positive impact on the Company’s profitability.

During fiscal year 2009, Sonic acquired substantially all of the assets of CinemaNow, Inc., an online movie download and streaming business, which the Company now operates as part of its RoxioNow Service. The DivX acquisition was effective in October 2010 and the DivX TV and related online video communities and distribution services and platforms became part of the Company’s offerings. There is no assurance that consumers will widely adopt the Company’s RoxioNow Service or DivX online offerings or that they will become profitable. Online video distribution is a relatively new enterprise, and successful business models for delivering digital media over the Internet are not fully tested. The Company has invested, and will continue to invest, significant time and money in building and organizing the premium content business, and its success could be jeopardized by difficulties in implementing and maintaining premium content information technology systems and infrastructure and/or by increased operating expenses and capital expenditures required to in connection with online premium content offerings. Because the Company has limited experience with online premium content offerings, it cannot assure you that it will be successful or profitable.

The Company depends on studios to license content for its RoxioNow Service and to make content available in the DivX media format.

The Company’s ability to provide its RoxioNow Service depends on studios licensing content for online delivery. The studios have great discretion whether to license their content, and the license periods and the terms and conditions of such licenses vary by studio. If studios change their terms and conditions, are no longer willing or able to provide the Company licenses, or if the Company is otherwise unable to obtain premium content on terms that are acceptable, the ability to provide the RoxioNow Service will be adversely affected, which could harm its business and operating results. In addition, a limited number of studios have agreed to make certain video content available in the DivX media format and there is no assurance that the Company can enter into agreements with additional studios. If the Company, and/or its consumer electronics partners or retail partners, fail to implement certain technological safeguards mandated under those agreements, the agreements may be suspended or terminated, either of which could negatively impact the Company’s business.

The Company relies on a number of third parties to deliver its RoxioNow Service and DivX online offerings.

The Company’s RoxioNow Service and online DivX offerings are embedded in various PC and CE platforms and devices, which are then distributed through multiple retail channels. If the Company is not successful in establishing and maintaining appropriate OEM and distribution relationships, or if it encounters technological, content licensing or other impediments, the Company’s ability to grow its RoxioNow Service and DivX online businesses could be adversely impacted, which could harm its business and operating results.

If the Company’s systems or networks fail, become unavailable, are breached or perform poorly so that current or potential users do not have adequate and secure access to its online products and websites, the Company’s revenues will be adversely affected and its reputation harmed.

The Company’s ability to provide its online offerings depends on the continued secure operation of its information systems and networks. The Company has invested and expects to continue to invest substantial amounts to purchase or lease data centers and equipment and to upgrade its technology and network infrastructure to handle increased traffic on its websites and to introduce new technologies, products and services. If the Company does not implement these expansions successfully, or if it experiences delays, inefficiencies and operational failures during implementation, the quality of its technologies, products and services and its users’ experience could decline. This could damage the Company’s reputation and result in lost current and potential users, advertisers and content providers.

In addition, significant or repeated reductions in the performance, reliability or availability of the Company’s information systems and network infrastructure could harm its ability to provide content distribution offerings and advertising platforms. System and network failures could result from the Company’s failure to adequately maintain and enhance these systems and networks, natural disasters and similar events, power failures, intentional actions to disrupt its systems and networks, including terrorist attacks, computer viruses and computer denial of service attacks, and many other causes. Any compromise of the Company’s ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could impair its ability to distribute technologies and products or collect revenue, threaten the proprietary or confidential nature of its technology, harm its reputation and expose the Company to litigation or liability.

The vulnerability of the Company’s computer and communications infrastructure is increased because it is largely located at facilities in California, an area that is at heightened risk of earthquake, wildfires and flood. Moreover, certain facilities are located near the landing path of a military base and are subject to risks related to falling debris and aircraft crashes. The Company does not currently have fully redundant systems or a formal disaster recovery plan, and may not have adequate business interruption insurance to compensate it for losses that may occur from a system outage.

The Company is vulnerable to earthquakes, labor issues and other unexpected events.

The Company’s corporate headquarters and DivX operations, as well as the majority of its research and development activities, are located in California and China, both of which are areas known for seismic activity. An earthquake or other natural or manmade disaster could result in an interruption in the Company business. The Company’s business also may be impacted by labor issues related to its operations and/or those of its suppliers, distributors or customers. Such an interruption could harm its operating results. The Company is not likely to have sufficient insurance to compensate adequately for lost revenues and losses that it may sustain as a result of any natural disasters or other unexpected events.

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

The Company could be liable for substantial damages if there is unauthorized duplication of the content it sells or other improper conduct by users.

The Company believes that it is able to license premium content through its RoxioNow Service in part because the service has been designed to reduce the risk of unauthorized duplication and playback of this content. In addition, the terms of use and end-user license agreements for the Company’s technologies, products and services prohibit a broad range of unlawful or undesirable conduct. If these security measures fail, studios and other content providers may terminate their agreements with the Company and, in addition, the Company could be liable for substantial damages. Security breaches might also discourage other content providers from entering into agreements with the Company.

Current and future government standards or standards-setting organizations may affect the Company’s ability to compete.

Various national governments have adopted or are in the process of adopting standards for digital television broadcasts, including cable and satellite broadcasts. In the event national governments adopt similar standards for video codecs used in consumer hardware devices, software products or Internet applications, the Company’s technology may not satisfy such standards. In addition, standards-setting organizations are adopting or establishing formal technology standards for use in a wide range of consumer hardware devices, software products and Internet applications. Failure to satisfy any such future standards could require the Company to redesign its technologies to be in compliance in order to sell such technologies and products in those countries and markets, which could be costly and result in delays in introducing new technologies and products into those markets.

The Company may be subject to market risk and legal liability in connection with the data collection capabilities of its various online services.

Many components of the Company’s online services include interactive components that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, the Company collects certain information from users. Collection and use of such information may be subject to United States state and federal privacy and data collection laws and regulations, as well as foreign laws such as the EU Data Protection Directive. The Company posts its privacy policies concerning the collection, use and disclosure of user data, including that involved in interactions between client and server products. Any failure by the Company to comply with its posted privacy policies, any failure to conform the privacy policy to changing aspects of its business or applicable law, or any existing or new legislation regarding privacy issues could impact the market for the Company’s online services, technologies and products and subject it to fines, litigation or other liability.

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

Errors in Company technologies, products and services may result in loss of or delay in market acceptance, which could adversely impact the Company’s reputation and business.

The Company’s technologies, products and services may contain undetected errors, especially when first introduced or as new versions are released, and the Company may need to make significant modifications to correct these errors. Failure to achieve acceptance could result in a delay in, or inability to, receive payment, a rejection of products and services, damage to the Company’s reputation, as well as lost revenues, diverted development resources, increased service and warranty costs and related litigation expenses and potential liability to third parties, any of which could harm the Company’s business.

If the Company fails to protect its intellectual property rights it may not be able to market its technologies, products and services successfully.

Unlicensed copying and use of the Company’s intellectual property or illegal infringements of its intellectual property rights represent losses of revenue to the Company. The Company has sought to protect its technologies, products and services with patents, trademarks, copyrights and trade secrets. Effective intellectual property protection may not be available in every country in which the Company’s technologies, products and services may be manufactured, marketed, distributed, sold or used. Moreover, despite the Company’s efforts, these measures only provide limited protection. Third parties may try to copy or reverse engineer portions of the Company’s technologies, products or services or otherwise obtain and use its intellectual property without authorization. The Company cannot assure you that the protection of its proprietary rights will be adequate or that its competitors will not develop independently similar technology, duplicate the Company’s technologies, products or services or design around any of its patents or other intellectual property rights.

The Company may become involved in costly and time-consuming intellectual property litigation.

Third parties could claim that the Company’s technologies, products or services infringe their patents, trademarks or other intellectual property rights. As new standards and technologies evolve, the Company believes that it may face an increasing number of third party claims relating to alleged patent infringements. Intellectual property litigation is time consuming and costly, diverts management resources and could result in the invalidation or impairment of the Company’s intellectual property rights. If litigation results in an unfavorable outcome, the Company could be subject to substantial damage claims and/or be required to cease production of infringing products, terminate its use of the infringing technology, develop non-infringing technology and/or obtain a license agreement to continue using the technology at issue. Such license agreements might not be available to the Company on acceptable terms, resulting in serious harm to its business.

The Company may be liable to some of its customers for damages that they incur in connection with intellectual property claims.

Although the Company attempts to limit its exposure to liability arising from infringement of third-party intellectual property rights in the Company’s agreements with customers, it does not always succeed in obtaining the limitations it seeks. If the Company is required to pay damages to or incur liability on behalf of its customers, its business could be harmed. Moreover, even if a particular claim falls outside of the Company indemnity or warranty obligations, its customers may be entitled to additional contractual remedies against the Company, which could harm its business. Furthermore, even if the Company is not liable to its customers, its customers may stop buying its technologies, products or services or attempt to pass on to the Company the cost of any license fees or damages owed to third parties by reducing the amounts they pay for the Company’s technologies, products or services. Any of these results could harm the Company’s business.

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

The Company’s quarterly results and stock price fluctuate significantly, which is likely to continue.

The Company’s operating results can fluctuate significantly, which can lead to volatility in the price of the Company’s common stock, for any of the following reasons, among others:

•
fluctuations in the U.S. or world economy or general market conditions, as well as those specific to specific to the PC, CE, technology and related industries, as well as those specific to Hollywood and other entertainment;

•	future announcements concerning the Company or its competitors;

•	Concerns about the integration of Sonic and DivX operations;

•
earnings announcements, quarterly variations in operating results, including variations due to one-time payments and other non-recurring revenues or costs, as well as variations due to the timing of revenue recognition, including deferrals of revenue;

•	charges, amortization and other financial effects relating to the DivX acquisition with DivX or any future acquisitions or divestitures;

•
introduction of new technologies, products or services or changes in technology, product or service pricing policies by the Company or its competitors, or the entry of new competitors into the markets for video codecs, digital media software or the digital distribution of premium content;

•	acquisition or loss of significant customers, distributors or suppliers;

•	timing of payments received by the Company pursuant to its licensing agreements;

•	changes in earnings estimates by the Company or by independent analysts who cover it;

•	discussion of the Company or its stock price by the financial press and in online investor chat rooms or blogs;

•	delay in delivery to market or acceptance of new technologies, products and services of the Company or its competitors;

•	the mix of international and United States revenues attributable to the Company’s technologies, products and services;

•	disclosure of material weaknesses in the Company’s internal control over financial reporting or its disclosure controls and procedures or of other corporate governance issues; and/or

•	costs of litigation and intellectual property claims.

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

As part of the Company’s continuing efforts to enhance its existing products and services, introduce new products and services, grow its business and remain competitive, the Company will continue to pursue acquisitions of companies, products and technologies following the DivX acquisition. The Company cannot assure you that it will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its current operations, or expand into new markets. In addition, the integration of a new business into the Company’s existing business is a complex, time-consuming and expensive process. If Company’s management is unable to minimize the potential disruption to its business during the integration process, the anticipated benefits of an acquisition may not be realized. Realizing the benefits of an acquisition depends in part on integrating technology, operations and personnel while maintaining focus on existing business. The Company may encounter substantial difficulties, costs and delays in integrating various acquisitions. As a consequence, acquisitions by the Company could result in the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems;

•	the diversion of management’s attention from normal daily operations of the business;

•	complexities associated with managing the larger, more complex, combined business;

•	conflicts between business cultures;

•	large one-time write-offs;

•	the incurrence of contingent, unknown or unanticipated liabilities;

•	contractual and/or intellectual property disputes;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	problems, defects or other issues relating to acquired products or technologies that become known only after the closing of the transaction;

•	conflicts in distribution, marketing or other important relationships;

•	difficulties caused by entering geographic and business markets in which the Company has no or only limited experience;

•	acquired technologies, products and services that may not attract customers;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures;

•	failure to achieve anticipated levels of revenue, profitability or productivity; and

•	poor acceptance of the Company’s revised business model and strategies.

The Company may require additional capital, and raising additional funds by issuing securities, debt financing or through strategic alliances or licensing arrangements may cause dilution to existing shareholders, restrict operations or require the Company to relinquish proprietary rights.

The Company may raise additional funds through public or private equity offerings, debt financings, strategic alliances or licensing arrangements. To the extent that it raises additional capital by issuing equity securities, existing shareholders’ ownership will be diluted. Any debt financing may involve covenants that restrict Company operations, including limitations on additional borrowing, specific restrictions on the use of assets as well as prohibitions on the ability to create liens, pay dividends, redeem stock or make investments. In addition, if the Company raises additional funds through strategic alliances or licensing arrangements, it may be necessary to relinquish potentially valuable rights to potential products or proprietary technologies, or grant licenses on terms that are not favorable.

Compliance with changing corporate governance and public disclosure requirements will result in additional expenses and pose challenges for the Company’s management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. The Company’s management team will need to devote significant time and financial resources to comply with existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The fees payable in the lawsuits that were filed in connection with the DivX acquisition have not been resolved and the amount that could be paid by the Company could be material.

The parties to the lawsuits challenging the DivX acquisition reached a tentative agreement in August 2010 to settle all of the lawsuits and have signed a memorandum of understanding that is subject to confirmatory discovery, a more detailed settlement agreement and court approval. The parties are currently negotiating the fees payable to the plaintiff’s counsel. If the parties cannot agree on the fees, plaintiffs will file a fee application with the court. It is possible that the fees payable by the Company could be material.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of November, 2010.

SONIC SOLUTIONS

/s/ David C. Habiger	November 9, 2010
David C. Habiger
President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	November 9, 2010
Paul F. Norris
Executive Vice President, Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)