Form 10-Q
period 2010-12-31
SONIC SOLUTIONS/CA/
filed 2011-02-09
CIK 916235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 8, 2011
Common stock, no par value per share	50,235,511

SONIC SOLUTIONS
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sonic Solutions
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(Unaudited)

	December 31, 2010	March 31, 2010
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$43,374	$54,536
Short-term investments	3,284	-
Accounts receivable, net of allowances of $4,301and $2,511 at December 31, 2010 and March 31, 2010, respectively	45,740	11,270
Inventory	2,403	1,941
Prepaid expenses and other current assets	14,211	3,497
Total current assets	109,012	71,244
Fixed assets, net	2,407	1,670
Purchased software costs, net	433	165
Goodwill	107,756	4,628
Acquired intangibles, net	104,880	16,174
Deferred tax benefits, net of current portion	-	66
Other assets	15,175	1,463
Total assets	$339,663	$95,410

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,063	$3,892
Accrued expenses and other current liabilities	28,329	21,916
Deferred revenue	7,303	5,874
Capital leases	64	123
Total current liabilities	41,759	31,805
Other long term liabilities	13,089	889
Deferred revenue, net of current portion	359	76
Capital leases, net of current portion	5	37
Total liabilities	55,212	32,807
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 49,611,381 and 30,610,102 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	421,691	200,375
Accumulated deficit	(135,729)	(136,289)
Accumulated other comprehensive loss	(1,511)	(1,483)
Total shareholders' equity	284,451	62,603
Total liabilities and shareholders' equity	$339,663	$95,410

(1) Derived from audited consolidated financial statements as of March 31, 2010.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net revenue	$26,427	$26,392	$77,175	$77,975
Cost of revenue	11,517	8,044	28,119	24,005
Gross profit	14,910	18,348	49,056	53,970

Operating expenses:
Marketing and sales	12,668	8,489	27,673	22,245
Research and development	13,928	5,784	26,195	19,024
General and administrative	7,925	4,673	17,144	13,689
Acquisition	2,400	-	4,966	-
Restructuring	-	(58)	-	508
Total operating expenses	36,921	18,888	75,978	55,466
Operating loss	(22,011)	(540)	(26,922)	(1,496)
Interest income	422	12	461	65
Interest expense	(14)	(105)	(64)	(122)
Other income (expense), net	88	177	485	(209)
Loss before income taxes	(21,515)	(456)	(26,040)	(1,762)
Provision for (benefit of) income taxes	(25,751)	(112)	(26,600)	619
Net income (loss)	$4,236	$(344)	$560	$(2,381)

Net income (loss) per share:
Basic	$0.09	$(0.01)	$0.02	$(0.09)
Diluted	$0.09	$(0.01)	$0.02	$(0.09)

Shares used in computing net income (loss) per share:
Basic	47,792	27,317	36,439	26,871
Diluted	48,493	27,317	37,252	26,871

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Sonic Solutions
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$560	$(2,381)
Adjustments to reconcile net income (loss ) to net cash provided by operating activities:
Depreciation and amortization	2,539	1,782
Impairment of intangible	-	585
Provision for returns and doubtful accounts, net of write-offs and recoveries	695	29
Loss on disposition of asset	-	22
Operating changes in restricted cash		456
Deferred income taxes	69	-
Share-based compensation	5,939	1,761
Fair value adjusted for vested warrant shares issued for strategic relationship	2,035	1,149
Changes in operating assets and liabilities, net:
Accounts receivable	28,361	3,409
Inventory	(459)	(650)
Prepaid expenses and other current assets	(3,153)	847
Other assets	7,822	(116)
Accounts payable	1,538	76
Accrued liabilities	(32,897)	61
Other long-term liabilities	(7,163)	-
Deferred revenue	366	(173)
Net cash provided by operating activities	6,252	6,857

Cash flows from investing activities:
Purchase of fixed assets	(625)	(497)
Additions to purchased and internally developed software	(582)	(37)
Acquisition of Simple Star, Inc. net	-	(1,000)
Acquisition of CinemaNow, Inc. net	-	(500)
Acquisition of DivX, net	(19,576)	-
Net cash used in investing activities	(20,783)	(2,034)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,937	1,026
Cash used to net share settle equity awards	(312)	-
Principal payments on capital leases	(91)	(98)
Proceeds from stock offering, net	-	31,435
Net cash provided by financing activities	3,534	32,363

Effect of exchange rate changes on cash and cash equivalents	(165)	(83)
Net (decrease) increase in cash and cash equivalents	(11,162)	37,103
Cash and cash equivalents, beginning of period	54,536	19,408
Cash and cash equivalents, end of period	$43,374	$56,511

Supplemental disclosure of cash flow information:
Interest paid	$64	$122
Income taxes paid, net of refunds	$1,686	$283
Supplemental disclosure of non-cash transactions:
Original cost of fixed asset written-off	$562	$420
Intangible assets acquired as a result of an asset purchase	$(403)	$-
Stock consideration issued in connection with the DivX Acquisition	$209,718	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Sonic Solutions and its subsidiaries (collectively “Sonic” or the “Company”) is a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies and integrated solutions to consumers, major Hollywood and independent studios, original equipment manufacturers (“OEMs”), businesses, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronic (“CE”) OEMs, Internet websites and other channels.  The Company’s brands now include Roxio®, RoxioNow™, DivX®, Sonic® and MainConcept®, among others.  In addition, the Company licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.

Fiscal Year

References to “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “fiscal year 2011” refers to the fiscal year ended March 31, 2011.  Other references to “years” mean calendar years.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  The unaudited Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending March 31, 2011.  Additionally, the accompanying unaudited Condensed Consolidated Financial Statements do not include all information and footnotes required by GAAP for complete financial statements.  This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 7, 2010, and amended on July 26, 2010 (the “Fiscal 2010 Annual Report”).

In the opinion of the management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position of the Company at December 31, 2010, results of operations for the three and nine months ended December 31, 2010 and 2009, and cash flows for the nine months ended December 31, 2010 and 2009.  Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no impact on the Company’s net income (loss) or shareholders’ equity as previously reported.  The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

DivX Acquisition

On October 7, 2010, the Company completed the acquisition by merger of DivX, Inc.  As a result of this acquisition, the Company consolidated DivX’s assets and liabilities into the Company’s unaudited Condensed Consolidated Balance Sheets as of October 7, 2010, and included DivX’s financial results since October 7, 2010 in the Company’s unaudited Condensed Consolidated Statement of Operations.  Please refer to Note 14 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q for detailed information regarding this completed acquisition.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

Rovi Transaction

On December 22, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Rovi Corporation, a Delaware corporation (“Rovi”), and Rovi's wholly owned subsidiary, Sparta Acquisition Sub, Inc., a California corporation (“Acquisition Sub”).  The Merger Agreement provides that, on the terms and subject to the conditions thereof, Acquisition Sub will commence an exchange offer (the “Offer”) as soon as reasonably practicable after signing the Merger Agreement to purchase all the outstanding shares of Sonic common stock, no par value per share (“Shares”), in exchange for cash and stock consideration.  Consummation of the Offer is subject to customary conditions, and the Merger Agreement provides each of the Company and Rovi specified termination rights.  If the Merger Agreement terminates under circumstances specified in the Merger Agreement, the Company will be required to pay Rovi a termination fee of $21.6 million (approximately 3% of the equity value of the transaction as of December 22, 2010).  The Merger Agreement was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2010.  Please refer to Note 15 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q for recent developments relating to the Rovi transaction.

Significant Accounting Policies

With the exception of the changes stated below, there have been no material changes in the Company’s significant accounting polices during the three and nine months ended December 31, 2010 compared to the significant accounting policies described in the Company’s Fiscal 2010 Annual Report.

Fair Value Measurements and Disclosures

Effective October 7, 2010, as a result of the DivX acquisition, the Company adopted one of the amendments contained in the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures.  This ASU 2010-06 amendment clarifies the fair value measurement disclosures for each class (rather than category) of assets and liabilities.  In addition, this amendment modifies the disclosure requirements for the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (required for Level 2 or Level 3).  The adoption of this ASU 2010-06 clarifying guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.  Please refer to Note 4 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q for detailed information.

The Company has not adopted the other amendment under ASU 2010-06, requiring the following new disclosures: (a) the significant transfers in and out of Levels 1 and 2 and describes the reasons for the transfer and (b) information about purchases, sales, issuances and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  These disclosure requirements are effective for fiscal years beginning on or after December 15, 2010.  As this amendment requires disclosures only, adoption will not have an impact on the Company’s results of operations or financial position.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management’s judgments are based on what impact certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in its financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

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

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met.  The scope of this pronouncement is limited to transactions involving research or development.  ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the adoption will have any material impact on its results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other – When to perform Step 2 of the Goodwill Impairment Test for Entities with Zero or Negative Carrying Amount.  ASU 2010-28 modifies goodwill impairment testing for entities with zero or negative carrying amounts.  The amendment requires these entities to perform Step 2 of the goodwill impairment test, which involves comparing the current value and the current book value of goodwill. The difference between these values represents the impairment amount which must be recognized in the current period.  In addition, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. ASU 2010-28 is effective for interim and annual periods beginning on or after December 15, 2010.  Early adoption is not permitted.  The Company is currently evaluating the impact, if any, that it may have on its results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations – Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 clarifies the acquisition date that should be used for reporting the pro forma revenue and earnings disclosure requirements for business combination(s) when comparative financial statements are presented.  The amendment specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, the amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).  ASU 2010-29 is effective for interim and annual periods beginning on or after December 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption will have any material impact on its results of operations or financial position.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 3 – INVESTMENTS

The following is a summary of the Company’s investments as of December 31, 2010 (in thousands):

	Cost	Fair Value
Cash and cash equivalents:
Cash	$21,937	$21,937
Cash equivalents - money market accounts	14,047	14,047
Cash equivalents - corporate debt securities	7,390	7,390
Total cash and cash equivalents	$43,374	$43,374

	Amortized Cost	Fair Value
Short term held-to-maturity securities:
Corporate debt securities	3,284	3,284

Total cash equivalents and short-term investments	$46,658	$46,658

Long-term investments:
Auction rate securities (1)	2,756	2,756
Privately held investments	2,683	2,683
Total long-term investments	$5,439	$5,439

Total cash, cash equivalents, short-term investments and long-term investments	$52,097	$52,097

(1)	This represents auction rate securities with underlying asset-backed government educational loans, and is included in other assets on the unaudited Condensed Consolidated Balance Sheets.

The following is a summary of the Company’s investments as of March 31, 2010 (in thousands):

	Cost	Fair Value
Cash and cash equivalents:
Cash	$13,029	$13,029
Cash equivalents - money market accounts	41,507	41,507

Total cash and cash equivalents	$54,536	$54,536

Long-term investments:
Privately held investments	126	126
Total long-term investments	$126	$126

Total cash, cash equivalents, and long-term investments	$54,662	$54,662

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

The following table summarizes the contractual maturities of the Company's investments as of December 31, 2010 (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$3,284	$3,284
Due in 1-2 years	-	-
Due in 2-3 years	-	-
Due in greater than 3 years	-	-
Total	$3,284	$3,284

NOTE 4 - FAIR VALUE MEASUREMENTS

The Company defines fair value as the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company measures its financial assets and liabilities at fair value at each reporting period.  The Company applies the following fair value three-tier hierarchy, which prioritizes the inputs used in the valuation techniques in measuring fair value:

Level 1 – Observable inputs that reflect quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present the information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and indicate the hierarchy of the valuation (in thousands):

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

Asset Class	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current assets:
Money market accounts (1)	$14,047	$14,047	$-	$-
Corporate debt securities (2)	10,674	10,674	-	-

Noncurrent assets:
Auction rate securities (3)	2,756	-	2,756	-

Total	$27,477	$24,721	$2,756	$-

(1)
This is comprised of high-quality, short-term, money market instruments of domestic and foreign issuers, and is included in cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets.

(2)
This represents government and corporate bonds of U.S. issuers from diverse industries, and is included $7.4 million classified as cash and cash equivalents and $3.3 million as short-term investments on the unaudited Condensed Consolidated Balance Sheets.

(3)	This represents auction rate securities with underlying asset-backed government educational loans, and is included in other assets on the unaudited Condensed Consolidated Balance Sheets.

The Company’s money market funds and corporate debt securities are unadjusted quoted market prices and the account balance approximates its fair value due to its short term nature. Accordingly, the Company classifies these funds and securities as Level 1 assets.

The Company classifies its auction rate securities as Level 2 as they have quoted prices in inactive markets with inputs that are observable.  In valuing these auction rate securities, the Company utilized quoted prices and compared these securities to the observable market data for other securities with identical characteristics.

In addition, the Company has direct investments in privately held companies with a carrying value of $2.7 million included in Other Assets.  The Company’s direct investments are accounted for under the cost method, and are periodically assessed for other-than-temporary impairment.

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market (estimated net realizable value) and consisted of the following (in thousands):

	December 31, 2010	March 31, 2010
Raw Materials	$208	$142
Finished Goods	2,195	1,799
	$2,403	$1,941

Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.  Inventory is presented net of reductions for excess and obsolescence of $0.6 million at December 31, 2010 and $0.5 million at March 31, 2010.  Inventory held on consignment at December 31, 2010 and March 31, 2010 was $2.4 million and $1.8 million, respectively.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 6 – PURCHASED SOFTWARE, GOODWILL AND ACQUIRED INTANGIBLES

The following table presents the components of the Company’s capitalized software, intangible assets and goodwill (in thousands):

		December 31, 2010			March 31, 2010
	Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$107,756	-	$107,756	$4,628	$-	$4,628
Purchased software	3	4,010	(3,577)	433	3,584	(3,419)	165
Acquired technology	3-9.25	72,320	(14,809)	57,511	14,520	(14,277)	243
Customer lists	2-15	34,256	(15,558)	18,698	16,870	(15,040)	1,830
Trademarks	3-7.25	14,967	(396)	14,571	250	(249)	1
Trademark/brand name	Indefinite	14,100	-	14,100	14,100	-	14,100
		$247,409	$(34,340)	$213,069	$53,952	$(32,985)	$20,967

The following table presents the activity of goodwill and other intangibles during the period from March 31, 2010 to December 31, 2010 (in thousands):

	March 31, 2010				December 31, 2010
Intangible asset	Net Carrying Amount	Additions	Adjustment	Amortization	Net Carrying Amount
Goodwill	$4,628	$103,129	$(1)	$-	$107,756
Purchased software	165	426	(16)	(142)	433
Acquired technology	243	57,800	-	(532)	57,511
Customer lists	1,830	17,386	-	(518)	18,698
Trademarks	1	14,717	1	(148)	14,571
Trademark/brand name	14,100	-	-	-	14,100
	$20,967	$193,458	$(16)	$(1,340)	$213,069

Acquired intangibles with finite lives and purchased software are being amortized using accelerated and straight-line methods over their estimated useful lives.  Amortization expense for intangibles was $1.0 million and $1.3 million for the three and nine months ended December 31, 2010, respectively.  Comparatively, amortization of intangibles was $0.1 million and $0.5 million for the three and nine months ended December 31, 2009, respectively. The future annual amortization expense of definitive-lived intangibles is expected to be as follows (in thousands):

Years Ending March 31,	Amortization Expense
2011 (remaining three months)	$3,793
2012	14,702
2013	13,553
2014	14,569
Thereafter	44,163
$90,780

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in thousands):

	December 31, 2010	March 31, 2010
Commissions payable	$1,015	$543
Accrued compensation and benefits	6,712	2,761
Accrued professional services	2,416	1,146
Accrued marketing costs	977	927
Accrued sales returns and discounts	1,407	2,124
Accrued royalties	7,472	2,629
Accrued restructuring costs	173	385
Income tax liabilities	2,103	2,729
Other tax liabilities	2,494	7,134
Other accrued expense	3,560	1,538
Total accrued expenses and other current liabilities	$28,329	$21,916

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Operating leases include leased facilities and capital leases include leased equipment.  Rent expense under operating leases was approximately $1.5 million and $3.6 million for the three and nine months ended December 31, 2010, respectively.  Comparatively, rent expense under operating leases was approximately $1.0 million and $3.4 million for the three and nine months ended December 31, 2009, respectively.

Future payments under various operating and capital leases that have remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending March 31,	Operating Leases	Capital Leases	Total Lease Obligations
2011 (remaining three months)	$904	$33	$937
2012	3,854	32	3,886
2013	2,393	2	2,395
2014 and thereafter	3,216	2	3,218
	$10,367	$69	$10,436

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

Litigation Matters

DivX-Related Litigation.  In connection with acquisition of DivX, two sets of previously reported shareholder class action lawsuits were filed against DivX, members of the DivX board of directors, the Company, Siracusa Merger Corporation, and Siracusa Merger LLC, alleging breaches of fiduciary duty by the DivX board of directors in connection with the merger.  The first set of lawsuits, captioned Gahlen v. DivX, Inc. et al. (Case No. 37-2010-00094693-CU-SL-CTL), and Pared v. DivX, Inc. et al. (Case No. 37-2010-00096242-CU-SL-CTL), were filed in Superior Court of the State of California, County of San Diego, and were consolidated as In re DivX, Inc. Shareholder Litigation (Case No. 37-2010-00094693-CU-SL-CTL).  The second set of lawsuits, captioned Chropufka v. DivX, Inc. et al. (C.A. No. 5643-CC), and Willis v. DivX, Inc. et al. (C.A. No. 5647-CC), were filed in Delaware Chancery Court, and were consolidated as In re DivX, Inc. Shareholders Litigation (Consolidated C.A. No. 5463-CC).  The lawsuits, brought by individual DivX stockholders purportedly on behalf of a class of DivX stockholders, sought, among other things, to enjoin defendants from completing the merger pursuant to the terms of the merger agreement.  As previously reported, on August 22, 2010, the parties reached an agreement in principle to settle all of these lawsuits.  After first memorializing the terms of the agreement in a memorandum of understanding, dated August 31, 2010, the parties executed a formal Stipulation of Settlement on December 29, 2010.  On January 21, 2011, the Court granted preliminary approval of the settlement and set April 1, 2011, as the hearing date for plaintiffs’ motion for final approval of the settlement.  The parties have thus far been unable to agree on the fees payable to plaintiffs’ counsel and, pursuant to the Stipulation of Settlement, plaintiffs will file a fee application with the court if an agreement is not reached.

Rovi-Related Litigation.  In connection with the merger of Rovi and the Company, on January 3, 2011, a putative class action lawsuit entitled Vassil Vassilev v. Sonic Solutions, et al. was filed in California Superior Court for the County of Marin by an individual purporting to be a shareholder of Sonic Solutions against Sonic, the members of its board of directors, Rovi and Sparta Acquisition Sub.  This lawsuit alleged that the members of Sonic’s board of directors breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value and by approving the merger transaction via an unfair process, and further alleged that Rovi and Sparta Acquisition Sub aided and abetted the breach of fiduciary duties, and sought to enjoin the acquisition of Sonic by Rovi, rescission of the transaction in the event it is consummated, imposition of a constructive trust, and monetary damages, fees and costs in an unspecified amount.  Thereafter, on January 10, 14 and 18, 2011, three substantially similar putative class action lawsuits were filed in the same court against the same defendants, entitled Matthew Barnes v. Habinger [sic] et al., Mark Chropufka v. Sonic Solutions, et al. and Diana Willis v. Sonic Solutions, et al.  On January 21, 2011, plaintiff Mark Chropufka filed an amended class action complaint, which all plaintiffs then designated as the operative complaint, and which adds allegations of omissions in the Schedule 14D-9 Recommendation Statement filed by the Company on January 14, 2011.  On January 27, 2011, these parties submitted a stipulation and proposed order consolidating all lawsuits filed in connection with the proposed merger (the “Consolidated Action”), which order was signed by the Court on January 28, 2011.  On January 25, 2011, another substantially similar putative class action lawsuit was filed in the same court against the same defendants, entitled Joann Thompson v. Sonic Solutions, et al.  On January 28, 2011, the parties to the Consolidated Action reached an agreement in principle to settle, and on January 31, 2011 they entered into a memorandum of understanding setting forth this agreement in principle.  The proposed settlement, which is subject to court approval following notice to the class and a hearing, disposes of all causes of action asserted in the Consolidated Action and in Thompson v. Sonic Solutions, et. al. on behalf of all class members who do not elect to opt out of the settlement.  Class members, who elect to opt out, if any, may continue to pursue causes of action against the defendants.   On February 4, 2011, Thompson applied to the court for an order temporarily restraining Rovi from accepting tendered shares on the ground that the Offer and Merger allegedly violate a provision of the California Corporation Code.  The Court denied the application that same day.

Contingencies

From time to time the Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty.  The Company accrues the loss contingency as a charge to income if it is probable and the amount of the loss can be reasonably estimated.  The Company did not record a loss contingency reserve in the three and nine months ending December 31, 2010 and 2009, respectively.

Indemnification Obligations

In the normal course of business, the Company provides indemnifications of varying scopes, including limited product warranties and indemnification of customers against claims of intellectual property infringement made by third parties arising from the use of its products or services.  The Company accrues for known indemnification issues if a loss is probable and can be reasonably estimated.  Historically, costs related to these indemnifications have not been significant, and because potential future costs are highly variable, the Company is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.  As permitted under California law and in accordance with its Bylaws and certain other commitments and agreements, the Company indemnifies its officers, directors and members of its senior management against certain claims and liabilities, subject to certain limits, while they serve at its request in such capacity.  The maximum amount of potential indemnification is unknown and potentially unlimited; however, the Company has D&O liability insurance that enables it to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of those policies.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

Purchase Commitments

In the normal course of business, the Company enters into various purchase commitments for goods and services. Total non-cancellable purchase commitments as of December 31, 2010 were approximately $0.6 million.  The purchase commitments are mainly associated with royalty contracts related to the Company’s Roxio Consumer products and RoxioNow businesses.

NOTE 9 – SHARE-BASED COMPENSATION

The Company recognizes share-based compensation expense ratably over the vesting terms of the underlying share-based awards. Share-based compensation expense was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Marketing and sales	$1,268	$225	$1,911	$561
Research and development	1,897	36	2,133	202
General and administrative	1,006	398	1,895	998
	$4,171	$659	$5,939	$1,761

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income.  The Company’s other comprehensive income (loss) consists primarily of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$4,236	$(344)	$560	$(2,381)
Other comprehensive loss:
Foreign currency translation losses	(4)	(20)	(28)	(56)
Comprehensive income (loss)	$4,232	$(364)	$532	$(2,437)

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended December 31,		Nine Months ended December 31,
	2010	2009	2010	2009
Numerator:

Net income (loss) applicable to common shareholders	$4,236	$(344)	$560	$(2,381)
Denominator:
Weighted-average number of common shares outstanding(1)	47,792	27,317	36,439	26,871
Diluted weighted-average number of common shares outstanding	48,493	27,317	37,252	26,871

Basic net income (loss) per share	$0.09	$(0.01)	$0.02	$(0.09)
Diluted net income (loss) per share	$0.09	$(0.01)	$0.02	$(0.09)

Potentially dilutive securities(2)	1,673	865	1,118	2,433

(1)	Weighted-average number of common shares outstanding excludes unnvested stock options, restricted stock units, and warrants.
(2)
The potentially dilutive securities are excluded from the computation of diluted net income (loss) per share for the three and nine months ended December 31, 2010 and 2009, because their effect would have been anti-dilutive.

NOTE 12 – INCOME TAXES

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

The Company calculates its projected annual effective tax rate for the fiscal year ending March 31, 2011 to be 46.1%.  This rate includes a tax rate differential on earnings in foreign jurisdictions and increases in reserves for uncertain tax positions.

During the three and nine months ended December 31, 2010, the Company recorded an income tax (benefit) of ($25.8) million and ($26.6) million, respectively. After considering discrete items including valuation allowance, the effective tax rate for the nine months ended December 31, 2010 was 102.2%. The Company does not provide for United States (“U.S.”) income taxes on undistributed earnings of its foreign operations that are intended to be invested indefinitely outside the U.S.

As indicated in Note 14 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q, the Company acquired the outstanding shares of DivX Inc., during the three months ended December 31, 2010 and recorded deferred tax liabilities of $33.2 million related to this acquisition.  The combination of the acquired deferred tax liabilities with the Company’s U.S. net deferred tax assets led the Company to reassess its ability to utilize existing gross deferred tax assets against the acquired deferred tax liabilities in future years.  Accordingly, the Company released $27.0 million of its valuation allowances related to the DivX acquisition during the three months ending December 31, 2010. The remaining $6.2 million net deferred tax liabilities are related to foreign operations.  As of December 31 2010, the Company continued to have a full valuation allowance against its U.S. net deferred tax assets (with the exception of certain deferred tax liabilities related to indefinite life intangible assets) and certain foreign jurisdictions’ net deferred tax assets.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

The Company increased its unrecognized tax benefits $0.7 million as a result of the DivX acquisition for a total of $6.7 million at December 31, 2010.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The amount of interest and penalties accrued at December 31, 2010 is not material.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examination by tax authorities for years prior to fiscal year 2004.  Foreign income tax matters for significant foreign jurisdictions have been concluded for years through fiscal year 2003.

NOTE 13 – SIGNIFICANT CUSTOMER INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Significant Customer Information

The following table shows the Company’s significant customers (in percentages):

	Percent of Total Net Revenue
	Three Months Ended December 31,		Nine Months Ended December 31,
Customer	2010	2009	2010	2009
Navarre	19%	20%	20%	21%
Digital River	19%	25%	19%	23%
Dell	8%	11%	9%	13%
Ingram	7%	10%	7%	8%
Hewlett-Packard	6%	11%	6%	12%

Segment Reporting

Net Revenue by Segment

The Company organizes its business into three reportable operating segments: the “Roxio Consumer Products” segment, which offers products and services related to personal content, the “Premium Content” segment, which offers products and services related to premium content (and includes the MainConcept technologies acquired through the DivX acquisition), and the “DivX” segment, which provides high-quality video compression-decompression software libraries, or codecs, to enable distribution of content across the Internet and through recordable media.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.

During the three months ended December 31, 2010, the Company’s Roxio Consumer Products, Premium Content and DivX segments accounted for approximately 74%, 18% and 8% of net revenue, respectively. Comparatively, the Company’s Roxio Consumer Products, Premium Content and DivX segments accounted for approximately 84%, 16% and 0% of net revenue for the three months ended December 31, 2009, respectively.  During the nine months ended December 31, 2010, the Company’s Roxio Consumer Products, Premium Content and DivX segments accounted for approximately 78%, 20% and 2% of net revenue, respectively. Comparatively, the Company’s Roxio Consumer Products, Premium Content and DivX segments accounted for approximately 87%, 13% and 0% of net revenue for the nine months ended December 31, 2009, respectively.

The following tables show the net revenue attributable to the Company’s three reportable segments, operating results by segment, and revenue by geographic location (in thousands):

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
Net Revenue	2010	2009	2010	2009
Roxio Consumer Products	$19,573	$22,298	$59,860	$67,964
Premium Content	4,675	4,094	15,136	10,011
DivX	2,179	-	2,179	-
Total net revenue(1)	$26,427	$26,392	$77,175	$77,975

  (1) Results for the three and nine months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

Operating Income (Loss) by Segment (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
Operating income (loss)	2010	2009	2010	2009
Roxio Consumer Products	$5,376	$7,008	$14,036	$21,109
Premium Content	(4,384)	(2,947)	(6,214)	(8,469)
DivX	(12,490)	-	(12,490)	-
Unallocated operating expenses	(10,513)	(4,601)	(22,254)	(14,136)
Total operating loss(1)	$(22,011)	$(540)	$(26,922)	$(1,496)

  (1)Results for the three and nine months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

Net Revenue by Geographic Location (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenue by region	2010	2009	2010	2009
United States	$18,926	$20,405	$55,825	$60,965
Export
Canada	369	253	1,626	672
France	333	65	898	479
Germany	1,168	794	2,316	2,069
United Kingdom	860	1,020	2,133	2,445
Europe: Other	606	496	3,445	1,734
Japan	2,224	1,411	6,271	5,358
Singapore	770	1,048	2,419	2,375
Taiwan	306	377	533	653
Other Pacific Rim	456	375	759	817
Other International	409	148	950	408
Total net revenue(1)	$26,427	$26,392	$77,175	$77,975

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

  (1) Results for the three and nine months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

The Company sells its products and services to customers categorized geographically by each customer’s country of domicile.  For the three months ended December 31, 2010 and 2009, domestic net revenue was $18.9 million and $20.4 million, and international net revenue was $7.5 million and $6.0 million, respectively.  Domestic net revenue was $55.8 million and $61.0 million and international net revenue was $21.4 million and $17.0 million for the nine months ended December 31, 2010 and 2009, respectively.

NOTE 14 – ACQUISITION

On October 7, 2010, the Company acquired all of the outstanding shares of common stock of DivX, Inc. pursuant to the Agreement and Plan of Merger entered into June 1, 2010. Each share of DivX common stock issued and outstanding immediately prior to the acquisition date was converted into the right to receive 0.514 shares of the Company’s common stock and $3.75 in cash.

DivX, Inc. is a leading digital media company that enables consumers to enjoy a high-quality video experience across any kind of device.  The Company believes that the DivX transaction will help the Company enhance its strategic positioning in consumer electronic devices, facilitate the further penetration of the RoxioNow content platform relating into Internet-enabled consumer electronic devices and expanding the business model of the Roxio brand through DivX’s online community.  The results of DivX’s operations have been included in the unaudited Consolidated Financial Statements since October 8, 2010.

 The acquisition has been accounted for under the acquisition method of accounting.  The purchase price, in aggregate, was approximately, $356.0 million, comprised of $126.3 million in cash, $204.1 million of Sonic common stock, $5.6 million representing the fair value of stock options and warrants assumed, and $20.0 million of assumed liabilities.

The following table summarizes the purchase price allocation based on the fair value for the assets acquired (in thousands):

Cash	$116,245
Short-term investments	13,814
Accounts receivable	59,720
Other receivables	13,906
Prepaid expenses and other assets	7,564
Fixed assets	1,386
Other assets	6,011
Long-term investments	5,313
Intangibles	89,300
Goodwill	104,617
Accounts payable	(633)
Accrued liabilities	(5,128)
Deferred revenue	(1,012)
Deferred tax liabilities	(34,658)
Other long-term liabilities	(20,376)
Net assets acquired	$356,069

Transaction costs and integration costs associated with the acquisition were expensed as incurred. For the three and nine months ended December 31, 2010, the Company incurred $1.8 million and $4.4 million related to the DivX acquisition and integration costs.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

Valuation of Intangible Assets and Goodwill

The application of the acquisition method of accounting resulted in recorded goodwill of $104.6 million. The goodwill recorded for the acquisition of DivX will not be amortized but tested for impairment at least annually, or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will record an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.  Since the DivX acquisition was a stock purchase, goodwill will not be deductible for tax purposes.

Identifiable Intangible Assets

In performing the purchase price allocation, the fair value of certain significant intangibles, developed technology, customer relationships and trademarks, was calculated primarily using an income approach. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 17-19%. The discount rates were determined after consideration of the overall enterprise rate of return, the relative risk, and relative importance of the asset to the generation of the cash flows.

            The following table sets forth the components of intangible assets associated with the DivX acquisition (in thousands):

	Fair Value	Useful Life
Acquired technology	$57,600	8.25-9.25 years
Customer lists	17,000	5.25-10.25 years
Trademarks and other	14,700	7.25 years
Total intangible assets	89,300

Acquired technology is comprised of products that have reached technological feasibility and are a part of DivX’s product lines. Proprietary knowledge can be leveraged to continue to enhance and add new features. Customer lists represent the underlying relationships and agreements with DivX’s customers. Trademarks represent the brand and name recognition associated with the marketing of DivX’s products and services.

Accounts Receivable

The purchase price allocation includes estimated accounts receivable of $59.7 million. Of this amount, $54.8 million is attributable to an adjustment to record the fair value of assumed contractual payments due to DivX for which no additional obligations exists in order to receive such payments. These contractual payments are for fixed multi-year site licenses, guaranteed minimum-royalty licenses, and unbilled per-unit royalties for unit shipped prior to the acquisition.

DivX’s revenue was primarily derived from royalties paid by licensees to acquire intellectual property rights. Revenue in such transactions was recognized during the period in which such customers reported the number of royalty-eligible units that they have shipped (in accordance with ASC Topic 605, Revenue Recognition). As the first royalty reports received from customers post-acquisition were for shipments made prior to the acquisition, these amounts did not meet the requirements for the Company to recognize the revenue. However, the cash payments associated with these reports were (and will be) received by the Company.

In certain multi-year site licenses and guaranteed minimum-royalty licenses, DivX entered into extended payment programs. Revenue related to such extended payment programs were recognized at the earlier of when cash was received or when periodic payments became due, (in accordance with ASC Topic 605). The payment terms extend over the term of the multi-year license, the remaining contractual payments that exist at the acquisition date will be received by the Company. As the Company assumed no additional obligations under such contracts, these payments are considered a fixed payment stream, rather than revenue. This fixed payment stream is accounted for as an element of accounts receivable and included as part of the acquisition accounting.

Sonic Solutions
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands except for share and per share data)

The fair value of the remaining contractual payment due under the applicable contracts is estimated by calculating the discounted cash flows associated with such future billings. Although, the Company will not recognize revenue as it collects the corresponding site license payments under these pre-acquisition contracts, the Company will recognize interest income at the discounted rate of the fair valued receivable.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of Sonic and DivX as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net Revenue (1)	$27,903	$46,365	$118,695	$129,611
Net income (loss) (2)	$88	$(1,424)	$(6,852)	$(3,464)

(1)
Net revenue for the three and nine months ended December 31, 2010, excludes approximately $19.2 million of revenue that the Company did not recognize, but would have been recognized by DivX in the periods presented, as a stand-alone company in the ordinary course of its business.

(2)
Net income (loss) for the three and nine months ended December 31, 2010, includes the benefit of $27.0 million associated with the release of the Company's tax valuation allowance in connection with the DivX acquisition and excludes approximately $19.2 million of revenue that the Company did not recognize, but would have been recognized by DivX in the periods presented, as a stand-alone company in the ordinary course of its business.

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had, the acquisition of DivX occurred at the beginning of the periods presented.

NOTE 15 – SUBSEQUENT EVENTS

Rovi Transaction

On December 22, 2010, the Company entered into the Merger Agreement with Rovi and Rovi's wholly owned subsidiary, Sparta Acquisition Sub, Inc. (“Purchaser”).  Pursuant to the Merger Agreement, on January 14, 2011, Purchaser filed a Tender Offer Statement on Schedule TO with the SEC in which it offered to purchase each outstanding share of common stock, no par value, of the Company.  Each Sonic shareholder who participates in the Offer (as defined below) may elect to receive consideration in the form of $14.00 per share in cash (the “cash election”) or a fraction of a share of Rovi’s common stock equal to 0.2489 (the “stock election”), in each case, subject to adjustment for stock splits, stock dividends and similar events as described in the Prospectus/Offer to Purchase, dated January 14, 2011, and amended on January 31, 2011 (the “Prospectus/Offer to Purchase”), and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”).  The aggregate amount of cash and of Rovi common stock available to be paid and issued in the Offer will be determined on a 55/45 basis, such that if the holders of more than 55% of the shares of Sonic common stock tendered in the Offer elect more than the amount of cash available, or if the holders of more than 45% of the shares of Sonic common stock tendered in the Offer elect more than the amount of Rovi common stock available, Sonic shareholders will receive on a pro rata basis the other kind of consideration to the extent the kind of consideration they elect to receive is oversubscribed. Sonic shareholders that tender their shares of Sonic common stock in the Offer, but do not make a cash election or a stock election will be treated as if they had made no election and the amount of cash and/or shares of Rovi common stock that they receive will be based on the amount of cash and/or shares of Rovi common stock remaining after giving effect to the cash elections and stock elections.  On January 24, 2011, Federal Trade Commission and Department of Justice granted early termination of the waiting period under the Hart-Scott Antitrust Improvements Act relating to the Offer.  The Offer and subsequent merger contemplated by the Merger Agreement remain subject to other closing conditions.

Nowtilus Acquisition

On January 31, 2011, the Company acquired all of the outstanding equity of an internet media distribution company, Nowtilus Onlinevertriebsgesellschaft mbH, Halle (“Nowtilus”), a limited liability company established under the laws of Germany.  The preliminary purchase price is estimated to be EUR 5.8 million payable in three installments over a six-month period after the closing date, January 31, 2011. The first installment was paid on the closing date in the amount of EUR 3.3 million.  Since the acquisition date occurred subsequent to December 31, 2010, the Nowtilus’ assets acquired and liabilities assumed are not included in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2010.  Due to the limited time, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements include, but are not limited to, statements regarding:  the markets for the Company’s products and services; macroeconomic conditions; risks and uncertainties relating to satisfaction of closing conditions for the acquisition of Sonic by Rovi including the tender of a majority of the outstanding shares of common stock of Sonic; the effects of the announcement of the acquisition on Sonic’s business and the impact of any failure to complete the acquisition; the effects of the DivX acquisition, including its integration into the Company’s operations; consumer and business spending; leisure and entertainment related activities and related technologies; proliferation of Internet-connected devices; the Company’s competitive position; continued popularity of the DVD format; popularity of the Blu-ray Disc (“BD”) format; market for digital distribution of premium content; impact of restructuring plans; liquidity and capital needs; gross margins; operating expenses; significant customers, major distributors and key suppliers; content licensing; impacts of the Company’s pricing strategies; acquisitions and integration of related assets, business, personnel and systems; international operations; litigation or patent prosecution; intellectual property claims; and changes in effective tax rates.  These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ.  Risks that may affect the Company’s operating results include, but are not limited to, those discussed in “Item 1.A Risk Factors” of this Quarterly Report.  Readers should carefully review the risk factors described in this Quarterly Report and in other documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”).

Overview of Business

The Company is a leading developer of technologies, products and services that enable the creation, management, and enjoyment of digital media content across a wide variety of technology platforms.  The Company’s products and services offer innovative technologies to consumers, major Hollywood and independent studios, original equipment manufacturers (“OEMs”), businesses, high-end professional DVD authoring experts and developers.  The Company distributes its products and services through retailers and distributors, personal computer (“PC”) and consumer electronic (“CE”) OEMs, Internet websites and other channels.  The Company’s brands now include Roxio®, RoxioNow™, DivX®, Sonic® and MainConcept®, among others.  In addition, the Company licenses core technology and intellectual property to other software companies and technology manufacturers for integration into their own products and services.

Fiscal Year

References to “fiscal year” refer to the Company’s fiscal year ending on March 31 of the designated year.  For example, “fiscal year 2011” refers to the fiscal year ended March 31, 2011.  Other references to “years” mean calendar years.

Products

The Company offers a range of technologies, products and services that are used to accomplish a wide variety of tasks, including creating and distributing digital audio and video content in a variety of formats; renting, purchasing and enjoying Hollywood movies and other premium content; producing digital media photo and video shows for sharing online and via television, PCs and CE devices; recording and playback of digital content on DVD, BD, other storage media and portable devices; managing digital media on PCs and CE devices; and backing up and preserving digital information, both to local storage devices and on the Internet.

DivX Acquisition, Rovi Transaction and Nowtilus Acquisition

DivX Acquisition

On October 7, 2010, the Company completed the acquisition by merger of DivX, Inc.  As a result of this acquisition, the Company consolidated DivX’s assets and liabilities into the Company’s unaudited Condensed Consolidated Balance Sheets as of October 7, 2010, and included DivX’s financial results from October 7, 2010 in the Company’s unaudited Condensed Consolidated Statement of Operations.  Please refer to Note 14 of the Notes to the unaudited Consolidated Financial Statements contained in this Form 10-Q for additional information regarding this completed acquisition.

Rovi Transaction

On December 22, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Rovi Corporation, a Delaware corporation (“Rovi”), and Rovi's wholly owned subsidiary, Sparta Acquisition Sub, Inc., a California corporation (“Acquisition Sub”).  The Merger Agreement was filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2010.  Pursuant to the Merger Agreement, on January 14, 2011, Acquisition Sub filed a Tender Offer Statement on Schedule TO with the SEC in which it offered to purchase each outstanding share of common stock, no par value, of the Company.  Each Sonic shareholder who participates in the Offer (as defined below) may elect to receive consideration in the form of $14.00 per share in cash (the “cash election”) or a fraction of a share of Rovi’s common stock equal to 0.2489 (the “stock election”), in each case, subject to adjustment for stock splits, stock dividends and similar events as described in the Prospectus/Offer to Purchase, dated January 14, 2011, and amended on January 31, 2011 (the “Prospectus/Offer to Purchase”), and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”).  The aggregate amount of cash and of Rovi common stock available to be paid and issued in the Offer will be determined on a 55/45 basis, such that if the holders of more than 55% of the shares of Sonic common stock tendered in the Offer elect more than the amount of cash available, or if the holders of more than 45% of the shares of Sonic common stock tendered in the Offer elect more than the amount of Rovi common stock available, Sonic shareholders will receive on a pro rata basis the other kind of consideration to the extent the kind of consideration they elect to receive is oversubscribed. Sonic shareholders that tender their shares of Sonic common stock in the Offer, but do not make a cash election or a stock election will be treated as if they had made no election and the amount of cash and/or shares of Rovi common stock that they receive will be based on the amount of cash and/or shares of Rovi common stock remaining after giving effect to the cash elections and stock elections.  On January 24, 2011, Federal Trade Commission and Department of Justice granted early termination of the waiting period under the Hart-Scott Antitrust Improvements Act relating to the proposed acquisition of Sonic Solutions by Rovi in a stock and cash transaction.  The Offer and subsequent merger remain subject to other closing conditions.

Nowtilus Acquisition

On January 31, 2011, the Company acquired all of the outstanding equity of an internet media distribution company, Nowtilus Onlinevertriebsgesellschaft mbH, Halle (“Nowtilus”), a limited liability company established under the laws of Germany.  The preliminary purchase price is estimated to be EUR 5.8 million payable in three installments over a six-month period after the closing date, January 31, 2011. The first installment was paid on the closing date in the amount of EUR 3.3 million.  Since the acquisition date occurred subsequent to December 31, 2010, the Nowtilus assets acquired and liabilities assumed are not included in the unaudited Condensed Consolidated Balance Sheets as of December 31, 2010.  Due to the limited time, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.

Operating Segment Information

The Company organizes its business into three reportable operating segments: the “Roxio Consumer Products” segment, which offers products and services related to personal content, the “Premium Content” segment, which offers products and services related to premium content, and the “DivX” segment, which provides high-quality video compression-decompression software libraries, or codecs, to enable distribution of content across the Internet and through recordable media.  These segments reflect the Company’s internal organizational structure, as well as the processes by which management makes operating decisions, allocates resources and assesses performance.

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

Premium Content Segment

The Premium Content segment offers a range of products and services related to the creation, distribution and enjoyment of premium content.  As part of this segment, the Company also sells, rents and distributes premium entertainment content to consumers over the Internet under RoxioNow branding (in this Quarterly Report, this service may be referred to as the “RoxioNow Service”).  Also within this segment, the Professional Products Group offers software under the Scenarist, CineVision, and DVDit product names as well as under the Sonic and Roxio Professional brands to major motion picture studios, high-end authoring houses and other professional customers.  Additionally, in connection with the DivX Acquisition, in the third quarter of fiscal year 2011, the Company added DivX’s MainConcept technology business to this segment.  The Company also develops software components that it licenses to CE companies to enable their devices to offer premium content to consumers, and licenses intellectual property, including patents.

DivX Segment

The goal of the DivX segment is to create products and provide services that improve the way consumers experience media.  The first step toward this goal was to build and release a high-quality video compression-decompression software library, or codec, to enable distribution of content across the Internet and through recordable media.  As a result, DivX created the DivX codec.  Since the creation of the first DivX codec, DivX codecs have been actively sought out and downloaded by consumers hundreds of millions of times.  These downloads include those for which DivX receives revenue as well as free downloads, such as limited time trial versions, and downloads provided as upgrades or support to existing end users of DivX products.  After the significant grass-roots adoption of DivX codecs, the next step toward its goal was to license similar technology to consumer hardware device manufacturers and to certify their products to ensure the interoperable support of DivX-encoded content.  DivX is entitled to receive a royalty and/or license fee for DivX Certified devices shipped by its customers.  In addition to licensing revenue from such licensees, DivX also generates revenue from software licensing, advertising and content distribution.

Recent Trends and Events

Due to the accelerated growth in the computer technology industry, broadband Internet connectivity and personal electronic devices of all kinds, digital media content is now everywhere.  The Company faces fast evolving trends in the technology industry that can provide opportunities as well as potential risks, including:

•
Optical Disc Playback Evolution – Optical disc technologies have enjoyed tremendous growth and extremely widespread consumer adoption, but they tend to evolve, mature and change rapidly.  Over the past several years, DVD sales have been falling as consumers have begun to embrace online alternatives, as well as new formats such as BD.  Sales of BD units and players have been growing rapidly, but the growth of the BD format has not yet fully compensated for the recent drop in DVD sales.

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

•
Other technological trends and events – New technologies can also impact the demand for the Company’s digital media products and services.  For example, as new operating systems are introduced (for example, Windows 7 in October 2009), consumers are offered new tools for editing, formatting and burning digital media, and there are opportunities for software vendors such as the Company to provide products that are complementary to the new operating systems.

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

•
Geographic Diversification: The revenue of the combined company will have greater geographic diversity.  In the fiscal year ended March 31, 2010, international sales accounted for $22.9 million, or 22%, of Sonic’s net revenue.  In the fiscal year ended December 21, 2009, DivX’s net revenue outside North America comprised 82% of its net revenues, or approximately $58.0 million.

Although there can be no assurance that all the Company’s strategic objectives for the DivX acquisition will be achieved, the Company believes the acquisition should assist it in achieving its revenue growth objectives and profitability targets and that it will be accretive to earnings, particularly if the expected cost savings are realized.

Strategic Objectives

The Company’s products and services enable people to create, manage, enjoy and distribute premium and personal digital content, allowing them to organize and share their digital lives and memories in new and innovative ways.  The Company’s core strategy is to utilize its technology, expertise and competitive positioning to deliver exciting products and services to enhance the value of digital media in people’s lives.  The Company’s strategic objectives are the following:

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

Outlook

While the continuing global economic downturn and the maturation of the DVD format have adversely impacted the Company’s business and financial results during recent periods, the Company believes that the digital distribution of premium content is poised to enjoy commercial success, and that online premium content initiatives provide it with a strategic opportunity to grow its business rapidly in this area.  The Company further believes that it is well positioned to capitalize on its strong brand names, consumer market position, and OEM relationships as digital media formats and distribution methodologies.  The Company plans to continue to make significant strategic investments in new digital content and technology areas, while maintaining and enhancing its product and service offerings to generate revenues and position the Company for growth.

International Locations and Revenue

The Company is headquartered in Novato, California, and has sales and marketing offices in North America, Europe, Japan, China, Taiwan, Singapore and remote offices in a number of locations around the world.  In the three months ended December 31, 2010 and 2009, approximately 72% and 77% of net revenue was attributable to domestic sales while 28% and 23% of net revenue was attributable to international sales, respectively.  In the nine months ended December 31, 2010 and 2009, approximately 72% and 78% of net revenue was attributable to domestic sales while 28% and 22% of net revenue was attributable to international sales, respectively. The DivX acquisition will result in significant additional growth in the Company’s international operations and revenues.  In the future, the Company may expand its operations, professional services and direct sales force abroad, thereby incurring additional operating expenses and capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

With the exception of those stated below, there have been no material changes in the Company’s significant accounting polices during the three and nine months ended December 31, 2010 compared to the significant accounting policies described in the Company’s Fiscal 2010 Annual Report.

Fair Value measurements

Effective October 7, 2010, as a result of the DivX acquisition, the Company adopted one of the amendments contained in Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures. This ASU 2010-06 amendment clarifies the fair value measurement disclosures for each class (rather than category) of assets and liabilities.  In addition, this amendment modifies the disclosure requirements for the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements (required for Level 2 or Level 3).  The adoption of this ASU 2010-06 clarifying guidance did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.  Please refer to Note 4 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q for detailed information.

The Company has not adopted the other amendment under ASU 2010-06, requiring the following new disclosures: (a) the significant transfers in and out of Levels 1 and 2 and describes the reasons for the transfer and (b) information about purchases, sales, issuances and settlements (on a gross basis rather than as one net number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  These disclosure requirements are effective for fiscal years beginning on or after December 15, 2010.  As this amendment requires disclosures only, adoption will not have an impact on the Company’s results of operations or financial position.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management’s judgments are based on what impact certain estimates, assumptions of future trends or events may have on the financial condition and results of operations reported in its financial statements. Actual results could differ materially from these estimates, assumptions, projections and judgments.

On an ongoing basis, the Company evaluates estimates used. The following accounting policies require management to make estimates, judgments and assumptions and are critical in fully understanding and evaluating the Company’s reported financial results:

•	Revenue recognition
•	Allowances for sales returns and doubtful accounts
•	Share-based compensation
•	Valuation of acquired businesses, assets and liabilities
•	Goodwill, intangible assets and other long-lived assets
•	Accrued liabilities
•	Contingencies
•	Income tax and deferred tax asset valuation

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended December 31, 2010 and 2009

The following table sets forth certain items from the Company’s statements of operations as a percentage of net revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue	100%	100%	100%	100%
Cost of revenue	44%	30%	36%	31%
Gross profit	56%	70%	64%	69%

Operating expenses:
Marketing and sales	48%	32%	36%	29%
Research and development	52%	22%	35%	24%
General and administrative	30%	18%	22%	18%
Acquisition	9%	0%	6%	0%
Restructuring	0%	0%	0%	1%
Total operating expenses	139%	72%	99%	72%
Operating loss	(83)%	(2)%	(35)%	(3)%
Interest income	2%	0%	1%	0%
Other income (expenses)	0%	1%	1%	(0)%
Loss before income taxes	(81)%	(1)%	(33)%	(3)%
Provision for (benefit of) income taxes	(97)%	0%	(34)%	1%
Net income (loss)	16%	(1)%	1%	(4)%

Net Revenue Comparison of Three and Nine Months Ended December 31, 2010 and 2009

The following tables set forth a comparison of net revenue by segment (in thousands other than percentages):

	Three Months Ended December 31,		2010 to 2009
Net Revenue	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$19,573	$22,298	$(2,725)	(12)%
Premium Content	4,675	4,094	581	14%
DivX	2,179	-	2,179	100%
Total net revenue(1)	$26,427	$26,392	$35	0%

 (1) Results for the three months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

For the three months ended December 31, 2010, total net revenue remained flat compared to the same period in the prior year.  The $2.7 million or 12% decrease in Roxio Consumer Products was partially offset by $2.2 million net revenue generated by the newly acquired DivX segment, along with a $0.6 million or 14% increase in Premium Content.

The Roxio Consumer Products segment experienced a $2.3 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes, plus a $1.8 million reduction in sales through the Company’s web store as a result of lower per unit sales of Creator and CinePlayer, along with the extension of the Toast product life cycle.  The decrease in Roxio Consumer Products net revenue was partially offset by a $0.7 million increase in the retail channel driven by supporting fewer price promotions, $0.4 million generated through the renewal of a volume licensing program, and $0.4 million increase in technology licensing revenue from several PC manufacturers.

The increase in Premium Content net revenue included $0.8 million of revenue generated by MainConcept’s codec technologies. MainConcept’s codec revenue is reflected net of $1.4 million recorded in accounts receivable rather than revenue as a result of the acquisition method accounting applied to the DivX acquisition.  Also contributing to the increase in Premium Content net revenue was $0.4 million increase from services and licensing associated with the RoxioNow format adoption, and $0.4 million in professional due to a prepaid royalty agreement.  The increase was partially offset by a $0.8 million decrease in technology licensing revenue from several CE manufacturers and a $0.3 decrease in licensing of the Qflix technology.

DivX segment results were substantially impacted by the application of acquisition method accounting to the transaction.  The $2.2 million net revenue generated by DivX segment included $1.2 in technology licensing and $1.0 million in advertising and third-party product distribution. Under the acquisition method of accounting, the Company did not recognize approximately $19.2 million, including the $1.4 million attributable to the MainConcept as noted above, that DivX would have recognized in the quarter as a stand-alone company in the ordinary course of its business, including royalties and other amounts paid pursuant to certain multi-year site licenses and guaranteed minimum-royalty licenses, royalties and other amounts received by the Company post-acquisition, based upon shipments and other activities conducted by customers prior to the DivX acquisition, and certain DivX deferred revenues, which were reduced to a discounted fair value.  This impact may be referred to as the “DivX Acquisition Accounting Impact” in this Quarterly Report on Form 10-Q.

	Nine Months Ended December 31,		2010 to 2009
Net Revenue	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$59,860	$67,964	$(8,104)	(12)%
Premium Content	15,136	10,011	5,125	51%
DivX	2,179	-	2,179	100%
Total net revenue(1)	$77,175	$77,975	$(800)	(1)%

 (1) Results for the nine months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

Total net revenue decreased by $0.8 million to $77.2 million for the nine months ended December 31, 2010, from $78.0 million for the nine months ended December 31, 2009.  The decrease in net revenue for the nine months ended December 31, 2010 included a decrease of $8.1 million or 12% in Roxio Consumer Products net revenue, which was offset by increases of $5.1 million or 51% in Premium Content net revenue and $2.2 million generated by the newly acquired DivX segment.

During the nine months ended December 31, 2010, Roxio Consumer Products segment experienced a $6.6 million reduction in OEM bundling revenue due to changes in product mixes, per-unit pricing pressure, and lower unit volumes plus a $3.6 million reduction in sales through the Company’s web store as a result of lower per unit sales of CinePlayer, Creator, and Roxio Easy VHS to DVD.  The decrease in Roxio Consumer Products net revenue was partially offset by $1.8 million generated through volume licensing programs.

The increase in Premium Content net revenue included $4.0 million from services and licensing associated with the RoxioNow format adoption, $1.2 million generated through the RoxioNow Service, and $0.8 million in new sales of the  MainConcept codec technologies acquired in the DivX acquisition. MainConcept’s codec revenue is reflected net of $1.4 million recorded in accounts receivable rather than revenue as a result of acquisition method accounting applied to the DivX acquisition.  The increase in Premium Content net revenue was partially offset by a $0.5 million reduction in professional products revenue resulting from continued global economic weakness affecting consumer demand and corporate spending, along with $0.3 decrease in licensing of the Qflix technology.

As noted above, DivX segment results were substantially affected by the DivX Acquisition Accounting Impact.    The $2.2 million net revenue generated by DivX segment included $1.2 in technology licensing and $1.0 million in advertising and third-party product distribution.

The following tables set forth a comparison of net revenue geographically (in thousands other than percentages):

	Three Months Ended December 31,
Net Revenue	2010	2009	Inc (Dec)%
United States	$18,926	$20,405	$(1,479)	(7)%
Export
Canada	369	253	116	46%
France	333	65	268	412%
Germany	1,168	794	374	47%
United Kingdom	860	1,020	(160)	(16)%
Other European	606	496	110	22%
Japan	2,224	1,411	813	58%
Singapore	770	1,048	(278)	(27)%
Taiwan	306	377	(71)	(19)%
Other Pacific Rim	456	375	81	22%
Other International	409	148	261	176%
Net revenue(1)	$26,427	$26,392	$35	0%

(1) Results for the three months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

United States (domestic) sales accounted for $18.9 million and $20.4 million, or 72% and 77% of total net revenue for the three months ended December 31, 2010 and 2009, respectively.  The $1.5 million or 7% decrease in domestic net revenue included a $2.4 million reduction in OEM bundling revenue, associated with changes in product mixes, per-unit pricing pressure, and lower unit volumes.  In addition, the Company experienced a $1.8 million reduction in sales through the Company’s web store as a result of lower per unit sales of Creator and CinePlayer, along with the extension of the Toast product life cycle. Also contributing to the decrease in domestic net revenue was a $0.3 decrease in licensing of the Qflix technology.  This decrease was partially offset by a $0.9 million increase in retail channel revenue driven by support for fewer price promotions and $0.9 million generated through the newly acquired DivX business from advertisements or third party software applications that are embedded or included with software packages the Company offers to consumers.  Moreover, additional increases in domestic revenue included a $0.4 million increase in professional product revenue due to a prepaid royalty agreement, $0.3 million generated from RoxioNow Service revenue, $0.2 million generated from the sale of the MainConcept’s codec technologies, and $0.2 generated through volume licensing programs.

International sales accounted for $7.5 million and $6.0 million, or 28% and 23% of total net revenue for the three months ended December 31, 2010 and 2009, respectively.  The $1.5 million increase in international sales partially resulted from the sale of the DivX technology and MainConcept’s codec technologies acquired. These sales resulted in an increase in revenue in Germany of $0.4 million, Japan of $0.3 million and France of $0.2 million.  Also contributing to the increase in international sales was $0.4 million in technology license revenue resulting from the change in a Japan PC manufacture royalty contract from a prepaid to an “as-used” reporting structure.  This increase was partially offset by $0.2 million decrease in royalty revenue from a Singapore OEM customer as a result of decreased shipments.

	Nine Months Ended December 31,
Net Revenue	2010	2009	Inc (Dec)%
United States	$55,825	$60,965	$(5,140)	(8)%
Export
Canada	1,626	672	954	142%
France	898	479	419	87%
Germany	2,316	2,069	247	12%
United Kingdom	2,133	2,445	(312)	(13)%
Other European	3,445	1,734	1,711	99%
Japan	6,271	5,358	913	17%
Singapore	2,419	2,375	44	2%
Taiwan	533	653	(120)	(18)%
Other Pacific Rim	759	817	(58)	(7)%
Other International	950	408	542	133%
Net revenue(1)	$77,175	$77,975	$(800)	(1)%

(1) Results for the nine months ended December 31, 2010 included activities for DivX from October 8, 2010, and reflected the impacts of the acquisition method of accounting.

United States (domestic) sales accounted for $55.9 million and $61.0 million, or 72% and 78% of total net revenue for the nine months ended December 31, 2010 and 2009, respectively.  The $5.1 million or 8% decrease in domestic net revenue included a $7.3 million reduction in OEM bundling revenue, associated with changes in product mixes, per-unit pricing pressure, and lower unit volumes.  In addition, the Company experienced a $3.6 million reduction in sales through the Company’s web store as a result of lower per unit sales of Creator, CinePlayer, and Roxio Easy VHS to DVD along with the extension of the Toast product life cycle. This decrease was partially offset by $2.9 million generated through the RoxioNow Service, along with $0.5 million generated through volume licensing programs. Moreover, additional increases in domestic revenue included $0.9 million generated through the newly acquired DivX business from advertisements or third party software applications that are embedded or included with software packages the Company offers to consumers and a $0.6 million increase in the retail channel.

International sales accounted for $21.4 million and $17.0 million, or 28% and 22% of total net revenue for the nine months ended December 31, 2010 and 2009, respectively.  The $4.4 million increase in international sales partially resulted from $2.0 million related to a one-time development contract associated with content delivery for a customer in Ireland.  Also contributing to the increase in international sales was $1.8 million in sales of the DivX technology and MainConcept’s codec technologies.

Other European revenue increased due to $2.0 million received in connection with a one-time development contract for content delivery to a customer in Ireland.  Japan revenue increased due to $0.9 million in technology license revenue from the change in a Japan PC manufacture royalty contract from a prepaid to an “as-used” reporting structure, plus $0.3 million from the sale of the DivX technology and MainConcept’s codec technologies, partially offset by a reduction in one-time technology licensing contracts with CE and PC manufacturers.  Canada revenue increased mainly due to $0.6 million from a one-time technology licensing contract with a Canadian CE manufacturer.

Significant Customers

The following table reflects sales to significant customers as a percentage of total net revenue and the related accounts receivable as a percentage of total receivables (in percentages):

	% of Total Net Revenue		% of Total Accounts Receivable
	Three Months Ended December 31,		Three Months Ended December 31,
Customer	2010	2009	2010 (1)	2009
Navarre	19%	20%	23%	26%
Digital River	19%	25%	13%	15%
Dell	8%	11%	4%	5%
Ingram	7%	10%	11%	8%
Hewlett-Packard	6%	11%	4%	12%

	% of Total Net Revenue		% of Total Accounts Receivable
	Nine Months Ended December 31,		Nine Months Ended December 31,
Customer	2010	2009	2010 (1)	2009
Navarre	20%	21%	23%	26%
Digital River	19%	23%	13%	15%
Dell	9%	13%	4%	5%
Ingram	7%	8%	11%	8%
Hewlett-Packard	6%	12%	4%	12%

(1) Calculation of related receivable to significant customers as a percentage of total receivables excluded the $31.8 million fixed stream payments associated with DivX Acquisition.

No other customer accounted for more than 10% of the Company’s revenue for the three and nine months ended December 31, 2010 and 2009, respectively.  The Company sells products to Dell and Hewlett-Packard pursuant to individual supplements, exhibits or other attachments that are appended to the standard terms and conditions the Company has negotiated with each of these customers.  These standard terms and conditions include provisions relating to the delivery of the Company’s products, the customer’s distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The underlying agreements generally renew for one year periods, subject to annual termination by either party or termination for breach.  Under each agreement, the OEM has the sole discretion to decide whether to purchase any of the Company’s products.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.  The loss of Dell, Hewlett-Packard, or any other major customer would have a material adverse effect on the Company, if it were unable to replace that customer.

Revenue recognized from Digital River was pursuant to a reseller arrangement, and revenue recognized from Navarre was pursuant to a distribution arrangement.  The Digital River agreement covers the electronic delivery of Company software and the creation and maintenance of the shopping cart process for the Company’s online stores. The Navarre agreement provides for both physical and electronic delivery, and under both consignment and direct sale models.  The Company provides products to Digital River and Navarre pursuant to agreements with standard terms and conditions including provisions relating to the delivery of the Company’s products, distribution of these products, representations by the Company with respect to the quality of the products and the Company’s ownership of the products, obligations by the Company to comply with law, confidentiality obligations, and indemnification by the Company for breach of its representations or obligations.  The agreements generally renew for one-year periods, subject to annual termination by either party as well as other termination provisions, such as termination for breach.  The agreements are non-exclusive and do not contain any minimum purchase obligations or similar commitments.

It is impracticable for the Company to report the net revenues by significant customer per business segment for the three and nine months ended December 31, 2010, and 2009, as some of these customers may be included in all segments.

Cost of Revenue

Cost of revenue consists mainly of third party licensing expenses, employee salaries and benefits for personnel directly involved in the production and support of revenue-generating products and services, packaging and distribution costs, if applicable, and amortization of acquired and intangible assets.  In the case of consumer software distributed in retail channels, cost of revenue also includes the cost of packaging, if any, and certain distribution costs.  The following table reflects cost of revenue (in thousands other than percentages):

	Three Months Ended December 31,		2010 to 2009
	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$5,649	$5,926	$(277)	(5)%
Premium Content	3,217	2,118	1,099	52%
DivX	2,651	-	2,651	100%
Cost of revenue	$11,517	$8,044	$3,473	43%
Percent of total revenues	44%	30%

The Company’s overall cost of revenue as a percentage of net revenue increased to 44% of net revenue for the three months ended December 31, 2010 from 30% for the three months ended December 31, 2009.  Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue increased to 29% for the three months ended December 31, 2010 compared to 27% for the three months ended December 31, 2009.  The higher cost of revenue percentages was driven by an increase in royalty costs associated with adding features to products in the retail and web store channels, along with a reduction in OEM sales, which have lower royalty costs.

Premium Content cost of revenue as a percentage of Premium Content net revenue increased to 69% for the three months ended December 31, 2010 compared to 52% for the three months ended December 31, 2009. The higher cost of revenue percentage was driven by a 13% increase in development and operational costs associated with the RoxioNow Service. Also contributing to the higher cost of revenue percentage was a 4% increase in purchased technology amortization and a 1% increase in technical support costs mainly as a result of the MainConcept business acquired in the DivX acquisition.  This was partially offset by a 1% decrease in the cost of revenue percentage due to lower royalty costs as a result of lower professional sales, along with the acquisition of the MainConcept technology for which the Company has traditionally paid a license fee to use.

DivX cost of revenue was $2.7 million.  This included $1.9 million in royalty costs and $0.7 million in amortization of intangibles obtained through the DivX acquisition. DivX cost of revenue as a percentage of DivX net revenue was 122% for the three months ended December 31, 2010. As noted above, DivX results were substantially affected by the DivX Acquisition Accounting Impact. This impact is expected to continue to affect DivX results, including cost of revenue as a percentage of net revenue, in future periods.

	Nine Months Ended December 31,		2010 to 2009
	2010	2009	Inc (Dec)	% Change
Roxio Consumer Products	$16,894	$18,154	$(1,260)	(7)%
Premium Content	8,574	5,851	2,723	47%
DivX	2,651	-	2,651	100%
Cost of revenue	$28,119	$24,005	$4,114	17%
Percent of total revenues	36%	31%

The Company’s overall cost of revenue as a percentage of net revenue increased to 36% of net revenue for the nine months ended December 31, 2010 from 31% for the nine months ended December 31, 2009.

Roxio Consumer Products cost of revenue as a percentage of Roxio Consumer Products net revenue increased to 28% for the nine months ended December 31, 2010 compared to 27% for the nine months ended December 31, 2009.  The higher cost of revenue percentage was driven by a 1% increase in cost of revenue resulting from technical and operational support costs arising from the new product offerings, along with a 1% increase in royalty costs associated with adding features to products in the retail and web store channels, along with a reduction in OEM sales, which have a lower royalty costs. This was partially offset by a 1% decrease in the cost of revenue percentage resulting from lower product costs due to lower retail and web store sales and lower pricing on certain promotional items bundled with the Company’s products.

Premium Content cost of revenue as a percentage of Premium Content net revenue decreased to 57% for the nine months ended December 31, 2010 compared to 58% for the nine months ended December 31, 2009. The lower cost of revenue percentage was driven by a 3% decrease in cost of revenue resulting from lower technical support costs. The decrease was mainly in the professional products group due to lower sales activities.  This was partially offset by the addition of the MainConcept business.  Also contributing to the lower cost of revenue percentage was a 2% decrease in royalty costs as a result of lower professional sales, mainly as a result of the acquisition of the MainConcept technology for which the Company has traditionally paid a license fee to use.  These decreases were partially offset by a 3% increase in the cost of revenue percentage resulting from additional operational, development, and content costs associated with the RoxioNow Service.

DivX cost of revenue was $2.7 million.  This included $1.9 million in royalty costs and $0.7 million in amortization of intangibles obtained through the DivX acquisition. DivX cost of revenue as a percentage of DivX net revenue was 122% for the three months ended December 31, 2010. As noted above, DivX results were substantially affected by the DivX Acquisition Accounting Impact.  This impact is expected to continue to affect DivX results, including cost of revenue as a percentage of net revenue, in future periods.

Operating Expenses for the Three and Nine Months Ended December 31, 2010 and 2009

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

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
Marketing and sales expenses	$12,668	$8,489	$4,179	49%
Percentage of net revenue	48%	32%

For the three months ended December 31, 2010, marketing and sales expenses increased by $4.2 million, or 49% compared to the same period in the prior year.  Marketing and sales expenses as a percentage of net revenue increased 16% from 32% to 48% for the three months ended December 31, 2010 and 2009, respectively.  The increase during the three months ended December 31, 2010 compared to the same period in the prior year was due to increases of $2.6 million in employee related costs attributable to increased headcount associated with the DivX acquisition, $1.4 million in stock-based compensation as a result of assumed grants in relation to the DivX acquisition, $0.5 million in travel related expenses, $0.5 million in bad debt expenses as a result of a bankruptcy of a customer and $0.3 million in outside consulting services.  These increases were partially offset by a $1.0 million decrease in advertising and promotional expense related to warrants to acquire Sonic common stock issued in connection with a strategic relationship in the three months ended December 31, 2009 that did not occur in the three months ended December 31, 2010.   In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in marketing and sales expenses as a percentage of net revenue.

	Nine Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
Marketing and sales expenses	$27,673	$22,245	$5,428	24%
Percentage of net revenue	36%	29%

For the nine months ended December 31, 2010, marketing and sales expenses increased by $5.4 million, or 24% compared to the same period in the prior year.  Marketing and sales expenses as a percentage of net revenue increased 7% from 29% to 36% for the nine months ended December 31, 2010 and 2009, respectively.  The increase during the nine months ended December 31, 2010 compared to the same period in the prior year was due to increases of $3.2 million in employee related costs attributable to increased headcount associated with the DivX acquisition, $1.3 million in stock-based compensation as a result of assumed grants in relation to the DivX acquisition, $0.9 million in travel related expenses, $0.8 million in bad debt expenses as a result of a bankruptcy of a customer and $0.4 million in outside consulting services.  These increases were partially offset by a $1.0 million decrease in advertising and promotional expense related to warrants to acquire Sonic common stock issued in connection with a strategic relationship in the nine months ended December 31, 2009 that did not occur in the nine months ended December 31, 2010.  During the three and nine months ended December 31, 2010, the Company released certain payroll tax liabilities associated with the Company’s voluntary stock option review, reducing marketing and sales employee-related costs by $0.9 million.   In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in marketing and sales expenses as a percentage of net revenue.

The Company expects to continue to invest in marketing and sales of its products and services to develop market opportunities and promote its offerings while continuing to monitor its needs to align expenditures to its operating results.  During the three and nine months ended December 31, 2010, the Company experienced an increase in personnel-related expenses as well as in travel related expenses due to increased efforts to expand and attract new customers and to maintain existing customers, along with the increase related to DivX acquisition.

Research and Development

Research and development expenses include salaries, benefits, share-based compensation expenses for engineers, contracted development efforts, facility costs related to engineering personnel, and expenses associated with equipment used for development.  The following table reflects the Company’s research and development operating expenses (in thousands other than percentages):

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
Research and development expenses	$13,928	$5,784	$8,144	141%
Percentage of net revenue	53%	22%

  For the three months ended December 31, 2010, research and development expenses increased by $8.1 million, or 141% compared to the same period in the prior year.  Research and development expenses as a percentage of net revenue increased 31% from 22% to 53% for the three months ended December 31, 2010 and 2009, respectively.  The increase during the three months ended December 31, 2010 compared to the same period in the prior year included increases of $4.4 million in employee related costs as a result of increased headcount associated with the DivX acquisition, $1.9 million in stock-based compensation as a result of assumed grants in relation to the DivX acquisition, $0.8 million in promotional expenses relating to new contract, $0.6 million in outside consulting services, and $0.3 million in facility and other expenses.  In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in research and development expenses as a percentage of net revenue.

	Nine Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
Research and development expenses	$26,195	$19,024	$7,171	38%
Percentage of net revenue	34%	24%

For the nine months ended December 31, 2010 research and development expense increased by $7.2 million, or 38% compared to the same period in the prior year.  Research and development expenses as a percentage of net revenue increased 10% from 24% to 34% for the nine months ended December 31, 2010 and 2009, respectively.  The increase during the nine months ended December 31, 2010 compared to the same period in the prior year included increases in employee related costs of $3.4 million as a result of increased headcount associated with the DivX acquisition, $1.9 million in stock-based compensation as a result of assumed grants in relation to the DivX acquisition, $0.8 million in outside consulting services, $0.4 million in operating supplies and $0.8 million in promotional expenses relating to new contract. During the three and nine months ended December 31, 2010, the Company released certain payroll tax liabilities associated with the Company’s voluntary stock option review, reducing research and development employee-related costs by $0.8 million.  In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in research and development expenses as a percentage of net revenue.

The Company continues to have a higher ratio of engineers located in China with lower salaries, and a larger portion of the engineering time spent in the production and support of revenue-generating products and services, which were reclassified to cost of revenues.

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

	Three Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
General and administrative expenses	$7,925	$4,673	$3,252	70%
Percentage of net revenue	30%	18%

For the three months ended December 31, 2010, general and administrative expense increased by $3.3 million, or 70% compared to the same period in the prior year.  General and administrative expenses as a percentage of net revenue increased 12% from 18% to 30% for the three months ended December 31, 2010 and 2009, respectively.  The increase during the three months ended December 31, 2010 compared to the same period in the prior year included increases in employee related costs of $2.6 million attributable to increased headcount related to the DivX acquisition and $0.6 million in stock-based compensation as a result of assumed grants in relation to the DivX acquisition.  In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in general and administrative expenses as a percentage of net revenue.

	Nine Months Ended December 31,
	2010	2009	Increase (Decrease)	% Change
General and administrative expenses	$17,144	$13,689	$3,455	25%
Percentage of net revenue	22%	18%

For the nine months ended December 31, 2010, general and administrative expense increased by $3.5 million, or 25% compared to the same period in the prior year.  General and administrative expenses as a percentage of net revenue increased 4% from 18% to 22% for the nine months ended December 31, 2010 and 2009, respectively.  The increase during the nine months ended December 31, 2010 compared to the same period in the prior year included increases in employee related costs of $2.8 million attributable to increased headcount and $0.9 million in stock-based compensation as a result of assumed grants associated with the DivX acquisition, offset by a $0.2 million decrease in facilities expenses as a result of the Company’s ongoing effort to manage its operating expenses.  During the three and nine months ended December 31, 2010, the Company released certain payroll tax liabilities associated with the Company’s voluntary stock option review, reducing general and administrative employee-related costs by $1.5 million.  In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in general and administrative expenses as a percentage of net revenue.

Acquisition Costs

For the three and nine months ended December 31, 2010, the Company incurred approximately $2.4 million and $5.0 million, respectively, in connection with the DivX acquisitions costs and Rovi merger transaction costs and expects to incur additional expenses relating to the Rovi merger transaction.

Provision (Benefit) for Income Taxes

For the nine months ended December 31, 2010, the Company recorded a tax benefit of $26.6 million compared to a provision of $0.6 million for the same period in the prior year.  The Company calculated its projected annual effective tax rate for the year ending March 31, 2011 to be 46.1% compared to (60.9%) for the fiscal year ended March 31, 2010.  The projected annual effective tax rate for the year ending March 31, 2011 includes a tax rate differential on earnings in foreign jurisdictions and increases in reserves for uncertain tax positions.  The annual effective tax rate for the year ended March 31, 2010 differed from the statutory United States federal rate of 35% due to losses that were not more likely than not to be realizable and the tax rate differential on earnings in foreign jurisdiction.  During the three months ended December 31, 2010 the Company recorded deferred tax liabilities of $33.2 million related to the DivX acquisition.  The combination of the acquired deferred tax liabilities with the Company’s U.S. net deferred tax assets led the Company to reassess its ability to utilize existing net deferred tax assets against the acquired deferred tax liabilities in future years.  Accordingly, the Company released $27.0 million of its valuation allowances related to the DivX acquisition during the three months ending December 31, 2010.

Non-Operating Income for the Three and Nine Months Ended December 31, 2010 and 2009

Interest Income and Interest Expense, Net

Interest income includes interest earned on cash balances and long-term investments.  Interest income was $422 thousand and $461 thousand, respectively, for the three and nine months ended December 31, 2010 compared to $12 thousand and $65 thousand, respectively, for same periods in the prior year.  The increase during the three and nine months ended December 31, 2010 is due to $0.4 million interest earned from the acquired fixed payment streams as part of the DivX acquisition.

Interest expense includes interest incurred on the capital leases of equipments.  Interest expense was $14 thousand and $64 thousand for the three and nine months ended December 31, 2010, respectively, compared to $105 thousand and $122 thousand for the three and nine months ended December 31, 2009, respectively.  The decrease in interest expense was related to the finalization of a California sales tax audit during the three months ended December 31, 2009.

Other Income (Expense), Net

The Company recorded $88 thousand and $485 thousand, respectively, of other income for the three and nine months ended December 31, 2010 compared to $177 thousand of income and $209 thousand of expense, respectively, of other income (expense) for the same periods in the prior year.  This change was due to foreign exchange fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents (in thousands other than percentages)

	December 31,	March 31,
	2010	2010	Inc (Dec)	Inc (Dec) %
Cash and cash equivalents	$43,374	$54,536	$(11,162)	(20)%
Working capital	$67,253	$39,439	$27,814	71%

As of December 31, 2010, the Company had $43.3 million in cash and cash equivalents, a decrease of $11.2 million from March 31, 2010.  The decrease in cash and cash equivalents was due to cash paid for the DivX acquisition and related costs.  As of December 31, 2010, the Company had working capital of $67.3 million compared with $39.4 million at March 31, 2010.  The $27.8 million increase was related to an increase in net accounts receivable of $34.5 million related to the increase in fixed stream payments associated with the DivX acquisition, partially offset by an increase in accrued expenses and other current liabilities of $6.4 million.

The Company believes that existing cash and cash equivalents and cash generated from operations will be sufficient to meet its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations for at least the next twelve months. The Company’s liquidity is affected by various risks and uncertainties, including, but not limited to, the risks detailed in the “Risk Factors” section of this Quarterly Report.

Statement of Cash Flows Discussion (in thousands other than percentages)

	December 31,	December 31,
	2010	2009	Inc (Dec)	Inc (Dec) %
Net cash provided by (used by) operating activities	$6,252	$6,857	$(605)	(9)%
Net cash provided by (used by) investing activities	$(20,783)	$(2,034)	$(18,749)	922%
Net cash provided by (used by) financing activities	$3,534	$32,363	$(28,829)	(89)%

Net cash provided by operating activities was $6.3 million for the nine months ended December 31, 2010 compared to $6.9 million for the same period in the prior year.   Historically, cash provided by operating activities has been affected by net income, changes in working capital accounts  and add-backs of non-cash adjustments such as depreciation and amortization and stock-based compensation.   In addition, as noted above, DivX Acquisition Accounting Impact affected the increase in these non-cash adjustments in the nine months ended December 31, 2010.

Net cash used in investing activities was $20.8 million for the nine months ended December 31, 2010 compared to net cash used in investing activities of $2.0 million for the same period in the prior year.  The increase in net cash used in investing activities was a result of cash used for the DivX acquisition during the nine months ended December 31, 2010.

Net cash provided by financing activities was $3.5 million for the nine months ended December 31, 2010 compared to $32.4 million for the same period in the prior year.  During the nine months ended December 31, 2009, the Company received net proceeds from stock offering of $31.4 million.  In addition, during the nine months ended December 31, 2010, the Company had $3.9 million in cash proceeds from employee exercises of stock options.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined by applicable SEC rules, that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company’s market risk has not changed significantly from the interest rate and foreign currency risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The Company does not engage in any hedging activities and does not use derivatives or equity instruments for cash investment purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and the CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to its management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 8 – Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

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

RISKS RELATED TO THE PROPOSED ACQUISITION OF THE COMPANY BY ROVI

Failure to complete, or delays in completing, the Transaction with Rovi announced on December 22, 2010 could materially and adversely affect the Company’s results of operations and stock price.

On December 22, 2010, the Company entered into an Agreement and Plan of Merger Reorganization with Rovi and Acquisition Sub (the “Merger Agreement”).  Consummation of the offer and the mergers described therein (collectively, the “Transaction”) is subject to the conditions described elsewhere in this Form 10-Q including the minimum tender requirement.  The Transaction is not subject to a financing condition.  The Company cannot assure you that it will be able to successfully consummate the Transaction as currently contemplated under the Merger Agreement or at all.  Risks related to the failure of the proposed Transaction to be consummated include the following:

•
If the Transaction is not completed, the Company would not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining the financial and proprietary resources of the Company and Rovi, which could have a negative effect on the Company’s stock price;

•
The Company will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction regardless of whether the Transaction is consummated;

•	Under some circumstances, the Company may have to pay a termination fee to Rovi in the amount of $21.6 million if the Offer is not completed;

•	The attention of the Company’s management and employees may be diverted from day-to-day operations during the period up to the completion of the merger;

•	The Company’s technology licensing process may be disrupted by customer and salesperson uncertainty over when or if the Transaction will be completed;

•
The Company’s customers and other third parties may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or licensing the Company’s technologies as a result of the announcement of the merger;

•
Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Transaction, which restrictions could adversely affect its ability to conduct  business as it otherwise would have done if it were not subject to these restrictions; and

•	The Company’s ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed Transaction.

The occurrence of any of these events individually or in combination could materially and adversely affect the Company’s results of operations and stock price.

Lawsuits have been filed against the Company, the members of its board of directors, Rovi and Acquisition Sub challenging the proposed Transaction, and an adverse judgment in any such lawsuit may prevent the Offer from being consummated or the Transaction from being completed within the expected timeframe, and may result in costs to the Company.

As described in Note 15 of the Notes to the unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part II of this Form 10-Q, the Company, the members of its board of directors, Rovi and Acquisition Sub are named as defendants in purported shareholder class action lawsuits brought by certain Company shareholders as plaintiffs, seeking, among other things, to enjoin the Transaction on the grounds that the Company’s directors allegedly breached their fiduciary duties of care and loyalty by, inter alia, failing to maximize shareholder value, by approving the merger transaction via an unfair process and by causing omissions in the Schedule 14D-9 Recommendation Statement filed by the Company on January 14, 2011.  One of the conditions to the consummation of the Offer is that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation shall have been issued by any court of competent jurisdiction and be in effect.  Consequently, if any of the plaintiffs is successful in obtaining an injunction prohibiting the parties from consummating the Offer on the agreed-upon terms, the injunction may prevent completion of the Transaction in the expected timeframe, or at all.

The Company has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under California law and the Company’s bylaws and articles of incorporation and their indemnification agreements.  Such obligations may apply to the lawsuits.  Company management believes that the allegations in the lawsuits are without merit and intends to vigorously contest any lawsuits that may be pursued by plaintiffs who opt out of the proposed settlement.  However, there can be no assurance that the Company and the other defendants in these lawsuits will be successful in their defenses.  An unfavorable outcome in any of the lawsuits could prevent or delay the consummation of the Offer, completion of the Transaction and/or result in substantial costs to the Company or Rovi or both.

If the Transaction is completed, the combined company may not perform as the Company or the market expects, which could have an adverse effect on the price of Rovi Stock, which Company shareholders will own following such completion.

The integration of the Company into Rovi’s existing operations will be a complex, time-consuming and expensive process and may disrupt Rovi’s existing operations if it is not completed in a timely and efficient manner.  If Rovi’s management is unable to minimize the potential disruption to its business during the integration process, Rovi may not realize the anticipated benefits of the Transaction.  Realizing the benefits of the Transaction will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on Rovi’s core businesses.  Rovi may encounter substantial difficulties, costs and delays in integrating the Company including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	conflicts between business cultures;

•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;

•	the diversion of management’s attention from normal daily operations of the business;

•	complexities associated with managing the larger, more complex, combined business;

•	large one-time write-offs;

•	the incurrence of contingent liabilities;

•	contractual and/or intellectual property disputes;

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	problems, defects or other issues relating to acquired products or technologies that become known to Rovi only after the consummation of the offer or the mergers;

•	conflicts in distribution, marketing or other important relationships;

•	difficulties caused by entering geographic and business markets in which Rovi has no or only limited experience;

•	acquired products and services that may not attract customers;

•	loss of key employees and disruptions among employees that may erode employee morale;

•	inability to implement uniform standards, controls, policies and procedures; and

•	failure to achieve anticipated levels of revenue, profitability or productivity.

Rovi’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the Transaction.  To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, Rovi’s business, operating results and financial condition may be adversely affected.  Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Rovi’s common stock.

The announcement and pendency of the Rovi Transaction could cause disruptions in the businesses of Rovi or the Company, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Rovi and the Company have operated and, until the consummation of the first merger (as described in the Merger Agreement), will continue to operate, independently.  Uncertainty about the effect of the Offer and the Transaction on customers, suppliers and employees may have an adverse effect on Rovi or the Company and consequently on the combined company.  In response to the announcement of the offer and mergers, existing or prospective customers or suppliers of Rovi or the Company may:

•	delay, defer or cease purchasing products or services from or providing products or services to Rovi, the Company or the combined company;

•	delay or defer other decisions concerning Rovi, the Company or the combined company; or

•	otherwise seek to change the terms on which they do business with Rovi, the Company or the combined company.

Any such delays or changes to terms could seriously harm the business of each company or, if the Transaction is completed, the combined company.

In addition, as a result of the offer and the mergers, current and prospective employees could experience uncertainty about their future with Rovi, the Company or the combined company.  These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel.

The Company and Rovi will incur significant costs in connection with the Transaction, whether or not it is consummated, and the integration of the Company into Rovi may result in significant expenses and accounting charges that adversely affect Rovi’s operating results and financial condition.

The Company and Rovi will incur substantial expenses related to the Transaction, whether or not the Offer and the Transaction are completed.  The Company estimates that it will incur direct transaction costs of approximately $7.5 million in connection with the Transaction, approximately $2.1 million of which is not contingent upon consummation of the Offer and the Transaction.  Rovi has disclosed that it estimates that it will incur direct transaction costs of approximately $3.6 million in connection with the Transaction, none of which is contingent on consummation of the Offer or the Transaction.  Moreover, in the event that the Merger Agreement is terminated, the Company may, under some circumstances, be required to pay Rovi a $21.6 million termination fee.  Payment of these expenses by the Company as a standalone entity would adversely affect the Company’s operating results and financial condition and would likely adversely affect its stock price.

In accordance with generally accepted accounting principles, Rovi will account for the acquisition of the Company using the acquisition method of accounting.  Rovi’s financial results may be adversely affected by the resulting accounting charges incurred in connection with the offer and the mergers.  Rovi also expects to incur additional costs associated with combining the operations of Rovi and the Company, which may be substantial.  There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed assets and lease administration systems, and regulatory compliance.  Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time.  These expenses could, particularly in the near term, exceed the savings that Rovi expects to achieve from the elimination of duplicative expenses, the realization of economies of scale, and cost savings and revenue synergies related to the integration of the two companies following the consummation of the Transaction.  The amount and timing of any these charges are uncertain at the present time.  In addition, Rovi may incur additional material charges in subsequent fiscal quarters following the merger to reflect additional currently unknown costs in connection with the offer and the mergers.

The price of Rovi’s common stock could decline to the extent Rovi’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated.  The consummation of the Transaction may result in dilution of future earnings per share to Rovi’s stockholders.  It may also result in fewer net profits or a weaker financial condition compared to that which would have been achieved by Rovi on a stand-alone basis.

Consummation of the Offer may adversely affect the liquidity of the shares of Sonic common stock not tendered in the Offer.

If the Offer is completed but not all shares of Sonic common stock are tendered in the Offer, the number of Sonic shareholders and the number of shares of Sonic common stock publicly held will be greatly reduced.  As a result, the closing of the Offer could adversely affect the liquidity and market value of the remaining shares of Sonic common stock held by the public.

RISKS AFFECTING THE COMPANY AS A STANDALONE ENTITY

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

The Company experienced net losses for fiscal years 2010, 2009 and 2008. The Company acquired DivX on October 7, 2010.  As previously disclosed, the combined company would have experienced net losses for the fiscal year ended March 31, 2010 and the three months ended June 30, 2010.  There can be no assurance that the Company will be cash flow positive or generate net income for the full 2011 fiscal year or future years.

Integrating DivX into the Company’s existing operations is ongoing and may not be successful.

The integration of DivX into the Company’s existing operations is a complex, time-consuming and expensive process and may disrupt existing operations if it is not completed in a timely and efficient manner.  If the Company management is unable to minimize the potential disruption to its business during the integration process, the Company and Rovi may not realize the anticipated benefits of the DivX acquisition.  Realizing the benefits of the DivX acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on core businesses.  The Company may encounter substantial difficulties, costs and delays in integrating DivX, including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of the Company’s common stock:

•	difficulties and delays in the integration of DivX’s operations, personnel, technologies, products, services, business relationships and information and other systems;

•	the diversion of management’s attention from normal daily operations of the business;

•	complexities associated with managing the larger, more complex, combined business; conflicts between business cultures;

•	large one-time write-offs; the incurrence of contingent, unknown or unanticipated liabilities;

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

The merger agreement governing the acquisition of DivX also did not contain any post-closing indemnification provisions.  Therefore, any claims for known or unknown DivX liabilities, whether related to intellectual property ownership, infringement or otherwise, are the Company’s responsibility.  Any such claim, with or without merit, could be time consuming to defend, result in costly litigation and divert management’s attention.

To the extent that expenses increase but revenues do not, there are unanticipated expenses related to the process of integrating the DivX business, or there are significant costs associated with presently unknown liabilities, the Company’s business, operating results and financial condition may be adversely affected.  Under the acquisition method of accounting, the amount of net revenue that the Company may recognize based on the DivX acquisition will be reduced during the Company’s next two fiscal years, which will impact the Company’s net income and could adversely affect the trading price of the Company’s stock.  In addition, failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of the Company’s common stock.

The Company’s business and prospects depend on the strength of its brands, and if it does not maintain and strengthen its brands, it may be unable to maintain or expand its business.

Maintaining and strengthening the Company’s brands, particularly the “DivX,” “Roxio” and “RoxioNow” brands, is critical to maintaining and expanding the Company’s business, as well as to its ability to enter into new markets for its technologies, products and services.  Maintaining and strengthening its brands will depend on the Company’s ability to continue to develop and provide innovative and high-quality technologies, products and services.  Moreover, because the Company engages in relatively little direct brand advertising, the promotion of its brands depends, among other things, upon business partners displaying its trademarks on their products.  If these partners choose for any reason not to display the Company trademarks on their products, or if these partners use the Company trademarks incorrectly or in an unauthorized manner, the strength of the Company’s brands may be diluted or its ability to maintain or increase its brand awareness may be harmed.  Further, unauthorized third parties may use the Company brands in ways that may dilute or undermine their strength.

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

The Company continues to experience declines in consumer products revenue relating to the DVD format.  To the extent that sales of DVD technologies, products and services continue to decline, the Company’s revenues will be adversely affected.

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

A substantial portion of the Company’s revenue is derived from sales through OEM customers who either license its technologies, products and services and incorporate them into or bundle them with their products.  Temporary fluctuations in the pricing and availability of the OEM customers’ products could negatively impact sales of the Company technologies, products and services, which could in turn harm its business, financial condition and results of operations.  Moreover, sales of these technologies, products and services depend in large part on consumer acceptance and purchase of PCs and CE devices such as DVD players, BD players, DVD recorders, television sets, mobile handsets and other digital media devices marketed by the Company’s OEM customers.  Consumer acceptance of these OEM products depends significantly on the price and ease of use of these devices, among other factors.  If the demand for these OEM products is impaired, the Company’s OEM sales will suffer a corresponding decline.

The Company often sells its products to OEMs pursuant to individual supplements or other attachments to standard terms and conditions the Company has negotiated with each of these customers.  These terms and conditions include provisions relating to the delivery of the Company technologies, products and services, the OEM’s distribution of these products, representations by the Company with respect to the quality and its ownership of the technologies, products and services, its obligations to comply with law, confidentiality obligations, and indemnifications by the Company.  The payment terms in the Company’s OEM agreements can vary substantially.  In some cases, the OEM pays a per-unit royalty for every shipped OEM product that incorporates the Company’s technologies, products or services; in other cases, the agreement provides for specific royalties based on the Company’s estimations of the volumes of certain units the OEM is likely to ship during a given term and, if the estimates are too low, the actual per-unit revenues received may be lower than expected; and in some cases, the OEM pays a single flat fee for the applicable technologies, products or services during period of time.  Many of the Company’s OEM arrangements do not require the payment of minimum amounts or contain any minimum purchase obligations or similar commitments.

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

The markets for the consumer hardware and software products sold by the Company’s OEM customers are intensely competitive and price sensitive.  It is likely that licensing fees for the Company’s technologies, products and services, particularly in the DVD area, will continue to decline due to competitive pricing pressures.  In addition, the Company’s retail sales business is also subject to significant competitive pricing pressures, and the Company may also experience pricing pressures in other parts of its business.  These trends could make it more difficult for the Company to increase or maintain its revenue and could adversely affect its operating results.  To maintain or increase per unit royalties, the Company must continue to introduce new, more highly functional versions of its technologies, products and services for which it can charge higher amounts.  Any inability to introduce such technologies, products and services in the future or other declines in the amounts the Company can charge would also adversely affect its revenues.

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

During the fiscal year ended March 31, 2010, approximately 13% and 11% of the Company’s net revenue were received from various OEM divisions of Dell and Hewlett-Packard, respectively, and approximately 7% and 22% of the Company’s net revenue for fiscal year 2010 were received from its two largest distributors, Ingram and Navarre, respectively.  In addition, during fiscal year 2010, approximately 23% of the Company’s net revenue consisted of online web store revenue received through Digital River.  During the nine months ended December 31, 2010, approximately 9% and 7% of the Company’s net revenue were received from various OEM divisions of Dell and Hewlett-Packard, respectively, and approximately 6% and 20% of the Company’s net revenue for period were received from its two largest distributors, Ingram and Navarre, respectively.  In addition, during the nine months ended December 31, 2010, approximately 19% of the Company’s net revenue consisted of online web store revenue received through Digital River.

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

The DivX Codec is designed to provide effective digital rights management technology that controls access to digital content that addresses, among other things, content providers’ concerns over piracy.  The Company cannot be certain that it can continue to develop, license or acquire such technology, or that content licensors, consumer hardware device manufacturers or consumers will accept such technology.  If digital rights management technology is not effective, is perceived as not effective or is compromised by third parties, or if laws are enacted that require digital rights management technology to allow consumers to convert content stored in a protected format into an unprotected format, content providers may not be willing to encode their content using the Company products and consumer hardware device manufacturers may not be willing to include the Company technologies in their products.

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

As of December 31, 2010, the Company had 12 major locations (defined as a location with more than 15 employees) and employed 438 employees outside the United States.  The Company faces challenges inherent in efficiently managing employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs.  The Company’s inability to successfully manage its global organization could have a material adverse effect on its business and results of operations.

Revenue derived from international customers accounted for approximately 28%, 22%, 28% and 18% of the Company’s net revenues in the nine months ended December 31, 2010 and the fiscal years 2010, 2009 and 2008, respectively.  In addition, for the years 2009, 2008 and 2007, DivX’s net revenue outside North America comprised 81%, 74% and 77%, respectively, of its total net revenues.  As the Company integrates DivX into its existing business, it expects that international sales will account for an increasing portion of its net revenues.  As a result, the occurrence of adverse international political, economic or geographic events could result in significant revenue shortfalls, which could harm the Company’s business, financial condition and results of operations.  Areas of risk associated with the Company’s international operations include:

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

In addition to other risks associated with the Company’s global business, it faces risks due to the substantial operations it conducts in China, which could be adversely affected by political, economic and social uncertainties in China.  As of December 31, 2010, the Company had 249 employees in China, primarily carrying out research and development activities.  Operations in China are subject to greater political, legal and economic risks than its operations in other countries.  In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable.  The Company’s ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters.  In addition, the Company may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.  Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent.  Any of the foregoing could limit the remedies available in the event of any claims or disputes with third parties.

In addition, the Company has direct license relationships with many consumer hardware device manufacturers located in China and a number of the OEMs that license the Company technologies utilize captive or third-party manufacturing facilities located in China.  The Company expects consumer hardware device manufacturing in China to continue to increase due to its lower manufacturing cost structure as compared to other industrialized countries.  As a result, the Company faces additional risks in China, in large part due to China’s historically limited recognition and enforcement of contractual and intellectual property rights.  Unauthorized use of the Company’s technologies and intellectual property rights by China-based consumer hardware device manufacturers may dilute or undermine the strength of the Company’s brands.  If the Company cannot adequately monitor the use of its technologies by China-based consumer hardware device manufacturers, or enforce its intellectual property rights in China, its revenue could be adversely affected.

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

Errors in the Company technologies, products and services may result in loss of or delay in market acceptance, which could adversely impact the Company’s reputation and business.

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

•	Concerns about the integration of the Company and DivX operations;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Letter dated November 24, 2010 regarding the Renewal of the Promotion and Distribution Agreement dated March 1, 2009 between Google Inc., and DivX, Inc.

*Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Novato, State of California, on the 9th day of February, 2010.

SONIC SOLUTIONS

/s/ David C. Habiger	February 9, 2010

David C. Habiger President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul F. Norris	February 9, 2010

Paul F. Norris Executive Vice President, Chief Financial Officer and General Counsel (Principal Financial/Accounting Officer)